Form 10-Q
period 1996-06-30
KEY TECHNOLOGY INC
filed 1996-08-07
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                     -------------------------------------

                                    FORM 10-Q

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 1996

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                           Commission File No. 0-21820


                     -------------------------------------


                              KEY TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

                  Oregon                       93-0822509
          (State of Incorporation) (I.R.S. Employer Identification No.)

          150 Avery Street, Walla Walla, Washington    93-0822509
          (Address of principal executive offices)     (Zip Code)

                                 (509) 529-2161
              (Registrant's telephone number, including area code)


            ---------------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes /X/    No / /

     The number of shares outstanding of the Registrant's common stock, no par value, on July 31, 1996 was 4,654,885 shares.

PART I.  FINANCIAL INFORMATION                                           Page
                                                                         ----

Item  1.  Financial statements
          Condensed consolidated balance sheets, June 30, 1996
            (unaudited) and September 30,1995..........................    3
          Condensed unaudited consolidated statements of earnings
            for the three months ended June 30, 1996 and 1995..........    4
          Condensed unaudited consolidated statements of earnings
            for the nine months ended June 30, 1996 and 1995 ..........    5
          Condensed unaudited consolidated statements of cash
            flows for the nine months ended June 30, 1996 and 1995.....    6
          Notes to condensed unaudited consolidated financial
            statements.................................................    7

Item  2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................    8


PART II.  OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K.............................    11


SIGNATURES................................. ...........................    12

EXHIBIT INDEX..........................................................    13

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 (UNAUDITED) AND SEPTEMBER 30, 1995
- -------------------------------------------------------------------------------


                                                    June 30,     September 30,
                                                      1996            1995
                                                  -------------  -------------
                                                        (in thousands)
            Assets
- --------------------------------------
Current assets:
   Cash and cash equivalents                         $ 6,609        $ 5,323
   Short-term investments                              5,667          8,376
   Trade accounts receivable, net                      7,040          2,929
   Inventories:
         Raw materials                                 4,736          2,762
         Work-in-process and sub-assemblies            6,310          3,615
         Finished goods                                1,694          2,412
                                                     -------        -------
                 Total inventories                    12,740          8,789
   Other current assets                                1,216            840
                                                     -------        -------
Total current assets                                  33,272         26,257
Property, plant and equipment, net                     5,087          4,096
Other assets                                           1,168          1,203
                                                     -------        -------
        Total                                        $39,527        $31,556
                                                     =======        =======


Liabilities and Shareholders' Equity
- --------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities          $ 8,033        $ 5,952
   Customer deposits                                   4,783          1,107
   Other current liabilities                             536            415
                                                     -------        -------
Total current liabilities                             13,352          7,474
Long-term debt                                           541            825
Other long-term liabilities                              443            497
Total shareholders' equity                            25,191         22,760
                                                     -------        -------
        Total                                        $39,527        $31,556
                                                     =======        =======



       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------------------------------


                                                      1996           1995
                                                  -------------  -------------
                                                         (in thousands,
                                                     except per share data)

Net sales                                            $17,304        $14,355
Cost of sales                                          9,632          8,332
                                                     -------        -------
Gross profit                                           7,672          6,023
Total operating expenses                               3,870          3,501
                                                     -------        -------
Income from operations                                 3,802          2,522
Other income                                              97            199
                                                     -------        -------
Earnings before income taxes                           3,899          2,721
Income tax expense                                    (1,120)          (933)
                                                     -------        -------
Net earnings                                         $ 2,779        $ 1,788
                                                     =======        =======

Net earnings per share                               $   .60        $   .38
                                                     =======        =======

Weighted average common and common equivalent
    shares outstanding                                 4,653          4,638
                                                     =======        =======



       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------------------------------


                                                      1996           1995
                                                  -------------  -------------
                                                         (in thousands,
                                                     except per share data)

Net sales                                            $34,498        $32,596
Cost of sales                                         20,842         19,178
                                                     -------        -------
Gross profit                                          13,656         13,418
Total operating expenses                              10,803         10,072
                                                     -------        -------
Income from operations                                 2,853          3,346
Other income                                             546            562
                                                     -------        -------
Earnings before income taxes                           3,399          3,908
Income tax expense                                      (912)        (1,344)
                                                     -------        -------
Net earnings                                         $ 2,487        $ 2,564
                                                     =======        =======

Net earnings per share                               $   .54        $   .55
                                                     =======        =======

Weighted average common and common equivalent
    shares outstanding                                 4,651          4,638
                                                     =======        =======




       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------------------------------


                                                     1996            1995
                                                  ------------   -------------
                                                          (in thousands)

Net cash provided by operating activities            $   694        $ 3,286

Cash flows from investing activities:
  Proceeds from (purchases of)
      short-term investments                           2,709         (6,440)
  Additions to property, plant and
      equipment, net                                  (1,740)          (678)
                                                     -------        -------
    Net cash provided by (used in)
        investing activities                             969         (7,118)
                                                     -------        -------

Cash flows from financing activities:
  Repayments of long-term debt                          (437)          (385)
  Proceeds from issuance of common stock                  60              3
                                                     -------        -------
    Net cash provided by (used in) financing            (377)          (382)
       activities                                    -------        -------

Net increase (decrease) in cash and cash equivalents   1,286         (4,214)

Cash and cash equivalents, beginning of the year       5,323          8,535
                                                     -------        -------

Cash and cash equivalents, end of period             $ 6,609        $ 4,321
                                                     =======        =======

Supplemental information:
  Cash paid during the period for interest            $   36        $    53
  Cash paid during the period for income taxes        $  253        $   787
  Equipment obtained through lease financing          $  274        $     -



       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1995. The results of operations for the three- and nine-month periods ended June 30, 1996 are not necessarily indicative of the operating results for the full year.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 1996 and the results of its operations for the three- and nine-month periods ended June 30, 1996 and 1995 and its cash flows for the nine-month periods ended June 30, 1996 and 1995.

The balance sheet at September 30, 1995 has been condensed from the audited balance sheet as of that date.

2.   Income taxes

The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Earnings per share

Earnings per share are based on the weighted average number of common shares outstanding during the period after adjusting for the dilutive effect of outstanding stock options.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------

Results of Operations
- ---------------------

For the three-month period ended June 30, 1996, net earnings were $2.8 million or $.60 per share on net sales of $17.3 million compared to net earnings of $1.8 million or $.38 per share on net sales of $14.4 million for the corresponding period in fiscal 1995. For the nine months ended June 30, 1996, the Company's net earnings were $2.5 million or $.54 per share on net sales of $34.5 million compared to net earnings of $2.6 million or $.55 per share on net sales of $32.6 million for the corresponding period in fiscal 1995.

The increase in net sales of approximately $2.9 million or 20% in the more recent three-month period resulted principally from increased sales of automated inspection systems. The increased sales of automated inspection systems resulted principally from significant deliveries of Tegra (Trademark) automated inspection systems during the period. Tegra is the Company's newest generation of automated inspection systems and was introduced first to the U.S. market during the first quarter of fiscal 1996 and subsequently to the European market during the most recent fiscal quarter. Initial deliveries of these systems began late in the second quarter of fiscal 1996. During the third quarter, the manufacturing process and component supply channels for these systems were ramped up from lower production quantities to full production rates. Sales of Tegra systems have essentially replaced the Company's third generation
Opti-Sort (registered trademark) and ColorSort (registered trademark) systems. Sales to European customers during the third quarter decreased from the corresponding quarter in 1995 due principally to a reduction in sales of earlier generation automated inspection systems. Sales in the fiscal quarter ended June 30, 1996 to international markets other than Europe were moderately improved over the corresponding prior period.

Backlog at the end of the most recent quarter was approximately $18.4 million, an increase of 136% compared to the backlog of $7.8 million at June 30, 1995. The increase in backlog over the prior period resulted from increased orders, principally for the Company's Tegra automated inspection system, and also for its specialized conveying system products. The Company believes that its present manufacturing capability will permit timely delivery of its products against these purchase orders. Moreover, the Company has undertaken to expand its manufacturing capacity. See "Financial Condition" below. The Company includes in backlog only those customer orders for which it has accepted purchase orders. The Company schedules production based on firm customer commitments and forecasted requirements.

Gross profit increased by $1.7 million or 28% to $7.7 million in the three months ended June 30, 1996 compared to $6.0 million for the corresponding period in fiscal 1995. A shift in product mix to higher margined systems, primarily within the automated inspection system product line, was a principal contributing factor to this increase in gross profit. Additionally, gross profit contribution also benefited from improved margins on most other product lines. Manufacturing overhead as a percentage of sales decreased as a result of the increased sales volume during the quarter. Operating expenses were $3.9 million compared to $3.5 million for the three-month periods ended June 30, 1996 and 1995, respectively. Operating expenses increased primarily due to an increase of $230,000 in selling and marketing expense reflecting increased product promotion expenses and increased commission expense resulting from the increased sales levels between the corresponding periods. Increased general and administrative expenses were due principally to increased employee payroll and recruitment expenses, increased costs related to the Company's management information system and expenses related to acquisition activities.

Income tax expense for the three months ended June 30, 1996 benefited from favorable revisions to estimates related to the Company's foreign operations and the foreign sales corporation (FSC) tax benefit due to an increased level of international sales thus far in the current fiscal year. For the fiscal quarter ended June 30, 1996, the effective income tax expense rate was 29% as a result of these favorable adjustments compared to 34% for the corresponding period in fiscal 1995.

Net sales for the nine-month period ended June 30, 1996 increased 6% to $34.5 million from $32.6 million in the corresponding period last year. Increased sales of automated inspection systems, principally due to sales of Tegra systems, was the primary contributor to the increase in net sales. This increase was partially offset by decreased sales of both specialized conveying systems and processing systems and increased discounts related to a higher level of systems sold through international distributors.

For the nine months ended June 30, 1996, gross profit contribution increased by $238,000 or 2% to $13.7 million from $13.4 million in the nine months ended June 30, 1995. The increase in gross profit contribution was due principally to increased sales volume of higher margin products. This increase was partially offset by increased manufacturing variances related to the startup of the production of Tegra systems and increased manufacturing overhead as a percentage of sales in the first two quarters of the current fiscal year. Gross profit decreased as a percentage of sales by 2% from the comparable period in the previous fiscal year principally as a result of these factors.

Operating expenses, including research and development, sales and marketing and general and administrative costs, increased by 7% to $10.8 million in the nine-month period ended June 30, 1996 from $10.1 million in the comparable period in the previous fiscal year. This increase was generally shared across each of the three operating expense groups. Increased research and development expenses reflected the effect of increased expenditures related to the Tegra development. Increased selling and marketing expenses between the comparable periods resulted principally from increased product promotion and travel expenses. General and administrative expenses also increased as a result of increased personnel expenses due to increased staffing, recruitment and travel costs, increased charges to bad debt reserves and increased contract maintenance expenses.

For the nine-month period ended June 30, 1996, other income was $546,000 compared to $562,000 for the corresponding period in fiscal 1995. Interest income, net of interest expense, combined with a pre-tax gain of $150,000 resulting from the sale of the Company's Thermo-Flo (trademark) Steam Peeling System product line in the first quarter of the current fiscal year, less certain other miscellaneous expenses, were the primary sources of other income for the nine-month period ended June 30, 1996.

Net earnings for the nine months ended June 30, 1996 were $2.5 million compared to net earnings of $2.6 million for the corresponding period in fiscal 1995. Net earnings were 7.2% and 7.9% of net sales in the two periods, respectively.

Financial Condition
- -------------------

For the nine-month period ended June 30, 1996, net cash provided by operating activities totaled $694,000. Working capital increased by $1.1 million to $19.9 million during this period. The major factors affecting the increase in working capital were increases in accounts receivable of $4.1 million and inventory of $4.0 million and in other current assets of $376,000, offset by increases in customer deposits of $3.7 million and accounts payable and accrued liabilities of $2.1 million. The increases in accounts receivable, inventory, customer deposits and accounts payable resulted from an increased volume of sales and orders from customers. Additionally, net cash resources totaling approximately $1.7 million were used to fund the acquisition of capital equipment. The Company's operating activities, expenditures for capital equipment and increases in inventory, accounts receivable and other current assets, offset by the increase in customer deposits and accounts payable and accrued liabilities, resulted in a $1.4 million decrease in cash and cash equivalents and short-term investments. At the end of the period, the balance of cash and cash equivalents totaled $6.6 million and short-term investments totaled $5.7 million.

The Company has undertaken to expand its manufacturing capacity in anticipation of future growth. Accordingly, it has entered into a ten-year lease agreement with the Port of Walla Walla for an additional facility of approximately 100,000 square feet in size. While it is currently utilizing this new facility on a limited basis to fabricate certain of its product subassemblies, the Company expects to begin full manufacturing operations in the new facility during the first quarter of fiscal 1997. Prior to the end of that period, the Company expects to commit resources totaling approximately $2.5 million for equipment and improvements related to this expansion of its manufacturing capability.

Subsequent to June 30, 1996, the Company utilized cash resources totaling approximately $3.3 million to complete the acquisition of the equity and retire certain long-term debt of Suplusco Holding B.V. and its wholly-owned subsidiary Superior B.V., both located in the Netherlands. Also subsequent to the end of the period, the Company utilized cash resources totaling approximately $377,000 to acquire the I-300 Pharmaceutical Inspection Product Line from the Imaging Division of Oncor, Inc.

The Company has a $4.0 million revolving line of credit with a domestic bank. At June 30, 1996 there were no outstanding borrowings under the line of credit.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
PART II.  OTHER INFORMATION
- -------------------------------------------------------------------------------

Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          (10.1) Lease Agreement dated April 18, 1996 between the Port of Walla
                    Walla and Registrant.

     (b)  Report on Form 8-K

          No Current Reports on Form 8-K were filed during the three months ended June 30, 1996.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES
- -------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KEY TECHNOLOGY, INC.
                                             (Registrant)


Date:  August 7, 1996                   /s/Thomas C. Madsen
                                        ---------------------------------------
                                        Thomas C. Madsen,
                                        President and Chief Executive Officer


Date:  August 7, 1996                   /s/Steven D. Evans
                                        ---------------------------------------
                                        Steven D. Evans,
                                        Vice President of Finance and
                                          Administration and Chief
                                          Financial Officer
                                        (Principal Financial and
                                          Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1996
- -------------------------------------------------------------------------------

                                 EXHIBIT INDEX

Exhibit                                                                  Page
- -------                                                                  ----

10.1      Lease Agreement dated April 18, 1996 between the
            Port of Walla Walla and Registrant..........................  14