Form 10-Q/A
period 1996-06-30
KEY TECHNOLOGY INC
filed 1996-11-21
CIK 906193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                     -------------------------------------

                                    FORM 10-Q/A
                                  Amendment No. 1

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

          (27)   Financial Data Schedule.

     (b)  Report on Form 8-K

          No Current Reports on Form 8-K were filed during the three months ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KEY TECHNOLOGY, INC.
                                             (Registrant)



Date:  November 18, 1996           /s/ Steven D. Evans
                                   ------------------------------
                                       Steven D. Evans,
                                        Vice President of Finance
                                         and Administration and
                                         Chief Financial Officer
                                        (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                                                     Page
-------                                                     ----

10.1      Lease Agreement dated April 18, 1996 between
            the Port of Walla Walla and Registrant

27        Financial Data Schedule

/TEXT>