Form 10-K
period 1996-09-30
KEY TECHNOLOGY INC
filed 1996-12-20
CIK 906193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended September 30, 1996

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from      to

                           Commission File No. 0-21820
                  --------------------------------------------

                              KEY TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

        OREGON                                            93-0822509
(State of Incorporation)                    (I.R.S. Employer Identification No.)

150 Avery Street, Walla Walla, Washington                    99362
 (Address of principal executive offices)                  (Zip Code)

                                 (509) 529-2161
              (Registrant's telephone number, including area code)
                  ---------------------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Registrant's common stock held by non-affiliates on December 4, 1996 (based on the last sale price of such shares) was approximately $115,318,517.

     The number of shares of the Registrant's common stock outstanding on December 4, 1996 was 4,659,334 shares of common stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of Registrant's Proxy Statement dated January 6, 1997 prepared in connection with the Annual Meeting of Shareholders to be held on February 5, 1997 are incorporated by reference into Part III of this Report.

                              KEY TECHNOLOGY, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                            PAGE
                                                                                  ----
     Item 1.      BUSINESS......................................................     1

     Item 2.      PROPERTIES....................................................     9

     Item 3.      LEGAL PROCEEDINGS ............................................     9

     Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     9


PART II

     Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS...........................................    10

     Item 6.      SELECTED FINANCIAL DATA.......................................    11

     Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS...........................    12

     Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................    16

     Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE...........................    32


PART III

     Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............    32

     Item 11.     EXECUTIVE COMPENSATION........................................    32

     Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT    ............................................    32

     Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................    32


PART IV

     Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K......................................................    33

     SIGNATURES   ..............................................................    36

     EXHIBIT INDEX..............................................................    37

                                     PART I

ITEM 1.    BUSINESS.

GENERAL

     Key Technology, Inc. (the "Company") was incorporated in 1982 to acquire a vegetable processing equipment business founded in 1948. The Company designs, manufactures, sells and services process automation systems for the food processing industry and other industries that process product streams of discrete pieces. These systems integrate electro-optical automated inspection and sorting systems, specialized conveying systems and product preparation systems.

     Effective July 1, 1996, the Company acquired all of the outstanding common stock of Suplusco Holding B.V. and its subsidiary, Superior B.V., a manufacturer of specialized conveying systems, both located in The Netherlands. As a result of this acquisition, the Company believes it will be a more effective competitor in the European market due to a local sales and manufacturing presence, reduced product delivery cycles and reduced shipping costs.

     In the first quarter of fiscal 1997, the Company expects to complete a reorganization of its domestic operations into business units comprised of the Company's two major product groups: Specialized Conveying Systems (SCS) and Automated Inspection Systems (AIS). The SCS business unit will be relocated into a 100,000 square foot manufacturing facility which was leased in fiscal 1996 and is near the Company's present facility in Walla Walla, Washington. The AIS business unit, which includes the Tegra(TM) product line, will remain in the Company's present 150,000 square foot facility. The Company believes that this reorganization will provide increased manufacturing capacity and improved capability to meet customer requirements.


INDUSTRY BACKGROUND

FOOD PROCESSING INDUSTRY

     Food processors must process large quantities of raw product through different stages, including sorting to remove defective pieces and inspection for quality. The frequency and severity of defects in the raw product is highly variable depending upon local factors affecting crops.

     Historically, defect removal and quality control in the food processing industry have been labor intensive and dependent upon and limited by the variability of the work force. These functions are performed by a seasonal work force that is frequently unskilled, subject to a high turnover rate and decreasing in its availability to perform this type of manual labor. Large numbers of individual workers stand along a conveyor and visually identify and manually remove defective pieces from the stream of moving product. These manual methods cause inconsistent defect removal, as well as limited throughput that varies based upon the number and abilities of the workers. Manual methods also usually cause excessive amounts of good product to be discarded along with defective product. The industry has sought to replace these manual methods with automated systems that achieve higher yield, better quality and reduced cost while operating around the clock without the need for breaks, vacations or benefits.

     Although the technology for automating sorting and removal of individual defective pieces has progressed, the method of product sampling and analysis to determine quality remains to be automated. Today, quality analysis usually involves the manual removal of a sample of product from the processing line at periodic intervals (typically every 15 to 30 minutes). Such samples are then analyzed in the plant's laboratory for color, length, width, area, perimeter, shape and defects. These imprecise sampling techniques and the potential for human error in performing the laboratory analysis are sources of error in generating statistical quality control data. The delay between taking the sample and completing the laboratory analysis may also result in large amounts of product being produced that do not meet quality specifications.

     The Company's strategy is to solve processing industry problems of high labor costs, inadequate yields and inconsistent quality by providing automated inspection systems, real-time quality analysis systems and specialized conveying systems. The Company's automated inspection systems use advanced optical inspection technology to improve product yield (more of the good product recovered) and quality (higher percentage of defective product being removed) over the manual sorting and defect removal methods historically used by food processors. In a typical application, a single automated inspection system can replace 25 to 75 processing line employees, resulting in labor cost savings and improved yield sufficient to pay for the system in less than one year, as well as providing significant improvements in product quality.

NON-FOOD PROCESSING INDUSTRIES

     The Company believes that certain other non-food processing industries might also benefit from the application and use of its automated inspection and specialized conveying system technologies. Accordingly, it has sought to identify such markets and either develop or acquire systems that inspect and convey high-value products. The Company believes that examples of such potential markets are pharmaceuticals and mineral processing.


PRODUCTS

     The Company has developed a modular family of product lines that can be configured in a variety of ways and integrated to provide complete solutions for specific applications. Advances in any one module can therefore benefit a number of the Company's products that incorporate optical scanning and image analysis. Despite the incorporation of sophisticated technology, the Company's products can be operated by plant personnel with minimal specialized training and are built to withstand the harsh environments found in processing plants.

     The following table sets forth sales by product category for the periods indicated:

                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                          -----------------------------------
                                            1996          1995         1994
                                          -------       -------       -------
                                                    (IN THOUSANDS)
Automated inspection systems ......       $27,699       $17,454       $12,266
Specialized conveying systems .....        17,108        14,954        10,544
Parts, service and other processing
    equipment .....................         9,534        10,245         8,325
                                          -------       -------       -------
Net sales .........................       $54,341       $42,653       $31,135
                                          =======       =======       =======

AUTOMATED INSPECTION SYSTEMS

     Automated inspection systems are used in processing applications to detect and eliminate defects during raw product processing. The Company's systems within this group include the ADR(R) and Tegra systems, representing the Company's third and fourth generation, respectively, of automated inspection systems.

     All systems in this group use proprietary linear array charged coupled device ("CCD") mono-chromatic (black and white) or color cameras. Each of the cameras scan the product streams, which move at five or ten feet per second, at the rate of 1,500 or 4,000 times per second and can identify defects as small as 1/16 of an inch (1.5 mm) in diameter. Systems with monochromatic cameras are less expensive and are most effective for product that has a marked disparity in shade between the defect and the good product. Systems with color cameras are required when a variety of defect and product colors occur simultaneously or when the difference in shade between the defect and the good product is more subtle.

     Tegra. In the first quarter of fiscal 1996, the Company introduced its fourth generation of automated inspection system sorters. Named Tegra, this new generation of automated inspection systems incorporates a number of technological and mechanical advances that result in significant improvements to processing efficiency and product throughput with higher recovery and defect-removal rates. Tegra was designed to replace the Company's third generation ColorSort(R)II and Opti-Sort(R)II systems while providing a technology platform for future product development and potential entry into applications and markets not currently served by the Company. Certain present and potential applications for Tegra systems include potato products, green beans, dried beans, corn, carrots, peas, peaches, pears, peppers and nuts.

     Tegra incorporates object-specific IntelliSort(TM) technology. IntelliSort sorting technology recognizes not only color and size, but also shape. This capability provides a solution to previously difficult sorting problems, such as differentiation between green beans and green bean stems. Tegra cameras are capable of 24 bit color-image processing to scan product at a rate of over 4,000 times per second and detect over 16.7 million colors, offering a sensitivity to color subtleties beyond human vision. Advances in spatial resolution and refinement of defect removal techniques result in a significant improvement in the specificity of defect removal and increased product recovery rates in the Tegra line.

     Tegra also incorporates KeyWare(TM) software that substantially reduces operational complexity. KeyWare consists of application packages, each specifically designed for a single product category that, together with the system's EISA/ISA/PCI computer bus hardware capability and networking software, support all standard factory control and automation interfaces. These features allow Tegra to establish data connectivity and communication with a processing plant's computer, a programmable logic controller or the Internet.

     Tegra includes several advances in mechanical design over previous automated inspection system product generations, resulting in improved reliability, sanitation, speed and stabilization of food products for more precise rejection of defects while increasing the yield of in-grade product.

     ADR Systems. The Company's ADR systems are used to transport, inspect and remove defects from potato french fries. The Company believes its ADR system is the principal optical inspection and defect removal system used in the french fry processing market. The Company's full capacity ADR systems can process up to 26,000 pounds of product per hour.

     ADR systems incorporate proprietary specialized conveyors made up of dozens of individual urethane belts of alternating profiles that align french fries into 44 "lanes." Cameras locate defects on the french fries as they travel at five feet per second on the conveyor belts. Upon detection of a defect, computers that analyze the image data from the cameras actuate knives mounted in two rotary cutter wheels to cut the defect from the individual french fry.

     AccuScan Quality Control Monitor. AccuScan uses sophisticated optical scanning technology for automated inspection of products. AccuScan is a high-definition, true-color optical scanning system that samples and analyzes product streams on a moving conveyor belt for various quality attributes. AccuScan consists of an on-line scanner connected to a remote UNIX workstation. AccuScan uses proprietary color image processing software to provide an automated analysis of product quality. Data are obtained by analysis of product images that are captured approximately every 7 seconds from a slip stream of product on the conveyor belt. Information regarding customer-defined product variables such as color, length, width, area, perimeter, shape and defects are statistically analyzed to produce accurate, real-time information about product quality. By contrast, conventional quality analysis is typically done approximately once every 15 to 30 minutes in an adjacent laboratory. The Company believes that AccuScan has the potential to eliminate delays and inaccuracies inherent in manual quality monitoring programs that involve subjective human perceptions of product variables.

     The AccuScan's workstation analyzes the image data and provides real-time quality analysis information in graphical form. The system distributes this information simultaneously to multiple process locations, allowing correction of process trends before the process yields large quantities of out-of-tolerance product. Historical quality data may also be presented to determine trends, review process limits and provide customer documentation of product quality.

     In 1996, the Company was issued a patent covering the combined use of the AccuScan and Tegra systems in closed-loop process control applications. In this application, the AccuScan simultaneously monitors product quality and adjusts sorter operation to ensure product quality meets final specifications, regardless of incoming product condition.

     AgriVision. In fiscal 1995, the Company completed the purchase of certain assets from AgriVision Engineering, Inc. and a related party. The AgriVision product lines acquired in this purchase provided the Company with specialized sorting systems and technologies used in the nut, coffee, fruit and olive processing industries, all of which are new markets for the Company. These product lines add sophistication in shape and defect sorting at bulk processing rates and infrared scanning technology capable of detecting density variations in food products.

     Pharmaceutical Inspection System. Effective July 15, 1996, the Company also purchased certain inventory, trademarks and patents related to a pharmaceutical inspection product line, the I-300 Pharmaceutical Inspection System, from the Imaging Division of Oncor, Inc. Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals, including tablets, capsules and softgels for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules. The pharmaceutical inspection system also verifies labels and the presence of printing and detects color, size, location and shape defects at processing rates over one million parts per hour.

SPECIALIZED CONVEYING SYSTEMS

     Conveying systems are utilized throughout the food industry, as well as other industries, to move large quantities of product within a processing plant, The Company's specialized conveying systems include the Iso-Flo(R) vibratory conveyor systems, food pumping systems and belt conveyors. The acquisition of Superior B.V. in fiscal 1996 added electromagnetic conveyor and spiral elevator technologies to the Companies conveying systems product line.

     Iso-Flo. The Company's principal specialized conveying system is its patented Iso-Flo vibratory conveyor system, which was introduced in 1978. The Iso-Flo conveyor is a type of pan conveyor. Pan conveyors are common throughout industries that process product streams of discrete pieces, especially the food processing industry. Pan conveyors move product pieces by vibrating the pan at high frequency along a diagonal axis, upward and forward. This action propels the product ahead in small increments and distributes it evenly for close control of movement and presentation.

     A conventional vibratory conveyor is driven by a vibrator that is connected directly to the pan. Traditionally designed conveyors transmit unwanted vibration into floors and support structures, often causing damage to surrounding equipment and buildings. Traditional vibratory conveyors also suffer from short service lives because of the effects of vibration inherent in their design.

     The Company's patented Iso-Flo "excited frame" design is a significant innovation. In Iso-Flo systems, the vibrator is attached to the frame rather than the pan. The design of the frame is "tuned" to the specific masses and dimensions of the system. The inherent physical properties of the tuned frame transmit the motive energy to the conveying pan and the product instead of to the support structures and plant floor. Iso-Flo conveyors thus can be lighter and can be installed with less independent support in a wider variety of configurations than conventional vibratory conveyers.

     Iso-Flo conveyor systems use the Company's patented Iso-Drive(R) vibrators that provide balanced, uniform energy generation. The Company believes Iso-Drive vibrators are quieter, simpler, more efficient and easier to maintain than competitive designs. They are modular in design for easy configuration of different conveyor sizes and loads.

     Most Iso-Flo conveyors are custom designed and engineered by the Company to customer specifications. Iso-Flo systems are used in a variety of processing applications, including potato products, vegetables and fruits (green beans, peas, carrots, corn, peaches, pears and apples), snack foods, cereals, pet foods, poultry, seafood and certain nonfood products.

     Food Pumping Systems and Belt Conveyors. The Company's hydro food pumping systems are used to transport food items over distances and elevations in processing plants. A typical pumping system consists of a stainless steel contoured tank and food pump to propel the product, lengths of piping to reach the destination, and a water removal/product spreading subsystem at the destination. The systems can be configured so that food processing functions, such as blanching, cooling and cutting, can also occur during pumping. The Company also designs and manufactures belt conveyors using a variety of belt materials.

RAW FOOD PREPARATION SYSTEMS

     The Company designs and manufactures raw food preparation systems to prepare vegetables prior to freezing, canning or other processing. Products in this group include blanchers, air cleaners, air coolers, froth flotation cleaners, vegetable metering systems, and bulk handling equipment. These products represent the Company's most mature product line. Sales of these products over the years have formed a customer base for sales of other Company products and are also establishing a customer base in developing country markets.

CUSTOMERS AND MARKETS

     The Company's primary market is the food processing industry. The largest market segments for the Company's products have been potatoes (principally french fries), vegetables and snack foods. The Company has also penetrated other food market segments, including fruits, cereals and pet foods as well as a variety of others. The Company believes many additional applications for its systems exist in both food and nonfood markets.

     The principal potato market served by the Company's systems is french fries. French fries comprise approximately 85% of the over eight billion pounds of frozen potato products processed annually in the United States. The expansion of American-style fast food chains in foreign countries is resulting in parallel development of the frozen french fry market overseas.

     The Company's products are used in the fruit and vegetable processing market where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable market segments for the Company are green beans, corn, carrots, onions, apples, pears and peaches. The Company's prospects for sales in the vegetable and fruit industry benefit from its recent development of reliable and accurate color automated inspection systems, since defect detection in most fruit and vegetable segments requires color analysis. The Company's sales to the fruit and vegetable market segments have also increased as a result of the introduction of the Tegra automated inspection system which more accurately detects the subtle defects typically found in vegetables and fruits.

     The acquisition of Superior B.V. in fiscal 1996 provides the Company with a manufacturing base from which it can more rapidly manufacture and deliver conveying systems to European customers. With 30% of Superior's business outside of the food industry in mining, automotive and foundry applications, the acquisition also positions the Company for further market diversification. The Company also advanced its diversification strategy in fiscal 1996 by acquiring the pharmaceutical inspection system which the Company expects to continue to develop to address the needs of major pharmaceutical manufacturers in the United States, Puerto Rico and Europe.

     Export and foreign sales for the fiscal years ended September 30, 1996, 1995 and 1994 accounted for 34%, 27% and 28% of net sales in each such year, respectively. Nearly all export sales of products manufactured in the United States have been denominated in U.S. dollars. Sales in Europe of spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies. In its export and foreign sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase the sales prices in local currencies of the Company's products in international markets; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. Additional information regarding export and foreign sales is set forth in Note 13 to the Company's Consolidated Financial Statements for the year ended September 30, 1996.

     The Company does not rely on annual recurring sales to particular customers. However, the Company's customers often make periodic large purchases of complete systems. Therefore, while in any given fiscal year sales to a single customer might represent 10 percent or more of the Company's consolidated revenues, the Company believes the loss of such customer would not have a material adverse effect on the Company. The Company sold equipment to one nonaffiliated customer, a distributor, totaling 12% of net sales in fiscal 1996.

     The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington, Rockville, Maryland, and Beaver Dam, Wisconsin. The Company also has two subsidiaries in The Netherlands, a sales and service office in Rijssen and a manufacturing facility in Beusichem. Sales are made in Australia and New Zealand through an independent distributor to whom the Company also licenses the manufacture of certain of its products.

ENGINEERING, RESEARCH AND DEVELOPMENT

     At September 30, 1996, the Company's engineering department had 76 technical and support employees who conduct new product research and development, sustaining engineering for released products and project engineering for custom systems. The department includes electronic, mechanical and software engineers, mathematicians and technical support personnel.

     The Company's project engineering teams are responsible for engineering and designing the details of each custom order. A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

     In fiscal 1996, the Company's engineering, research and development expenses were approximately $4.3 million, compared to $4 million and $2.7 million in 1995 and 1994, respectively.

MANUFACTURING

         The Company's current manufacturing facility, constructed in 1990, was designed to integrate CAE, CAD, CAM and CIM technologies. Manufacturing activities include process engineering; cutting, welding, fabrication and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration. The Company expects to continue to manufacture products for its AIS business unit in this facility. In response to increased market demand for its products, the Company increased its manufacturing capacity by leasing another 100,000 square foot facility in Walla Walla in early 1996. The Company expects to initiate full-scale production operations for its SCS business unit in this facility during early fiscal 1997. The Company further increased its manufacturing capacity as a result of the acquisition in July 1996 of Superior B.V.

     The Company has adopted Total Quality Management practices, which it believes have enhanced its manufacturing capabilities and efficiencies. The Company manufactures certain of its products to Underwriters Laboratories, United States Department of Agriculture and Occupational Safety and Health Administration standards and became qualified in January 1995 for certification to the ISO-9001 quality management and assurance standards that have been promulgated within the international community. The Company's products also comply with the Canadian CSA and European CE (Conformite Europeene) safety standards.

     Certain components and subassemblies included in the Company's products are obtained from single-source or sole-source suppliers. The Company attempts to ensure that adequate supplies are available to maintain manufacturing schedules. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of certain sources of supply could have an adverse effect on the Company's results of operations and relations with customers.

BACKLOG

     The Company's backlog as of September 30, 1996 and September 30, 1995 was approximately $14.7 million and $8.1 million, respectively. Orders exceeded gross shipments by $6.6 million in fiscal 1996, resulting in a corresponding increase in backlog from the closing backlog in fiscal 1995. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders. However, the Company believes that backlog is not necessarily a meaningful indicator of future financial results as it typically ships products ordered within eight to thirteen weeks from the date of receipt of the order. Large multiple-unit system orders or orders for systems in high demand may result in longer delivery times.

COMPETITION

     The markets for automated inspection systems and specialized conveying systems are highly competitive. Important competitive factors include price, performance, reliability, and customer support and service. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices. Most of the company's competitors are small, privately held companies located in the United States and Europe that serve specialized market segments. Certain of the Company's competitors may have substantially greater financial, technical, marketing and other resources. The Company's principal competitors are believed to be the SRC Vision and Pulsarr Holding B.V. subsidiaries of ARC Capital, Inc., Sortex Inc., Elbicon N.V., Allen Machinery Co. and FMC Corporation.

PATENTS AND TRADEMARKS

     The Company currently owns nineteen outstanding United States patents issued from 1982 through 1996 and seven outstanding patents issued by foreign countries, the first of which expires in 1999. The Company considers the patents issued for its Iso-Flo excited frame, Iso-Drive, ADR cutter wheel, ADR alignment conveying apparatus, integrated food sorting and analysis apparatus, AccuScan Quality Monitoring System and spatial color analysis software to be valuable Company assets. As of December 4, 1996, fourteen United States and foreign patent applications had been filed and are pending. Additional information regarding royalties received by the Company as a result of holding certain patents is set forth in Note 14 to the Company's Consolidated financial Statements for the year ended September 30, 1996.

     The Company has nine registered trademarks and applications pending for seven trademarks. The Company also attempts to protect its trade secrets and other proprietary information through proprietary information agreements with employees and consultants and other security measures. The laws of certain countries in which the Company's products are or may be manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES

     At September 30, 1996, the Company had 461 full-time employees, including 270 in manufacturing, 76 in engineering, research and development, 81 in marketing, sales and service and 34 in general administration and finance. None of the Company's employees in the United States are represented by a labor union. The Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be excellent.

ITEM 2.    PROPERTIES.

     The Company's headquarters, manufacturing and research and development facilities are in a 150,000 square foot building located on a 20-acre site in Walla Walla, Washington. This modern and efficient facility was custom designed and built for the Company, with construction completed in October 1990. The Company occupies the facility under a lease expiring in 2010. The Company has the option to purchase the facility and related real property during the lease term at any time after 1995. This facility serves as the Company's corporate headquarters and is dedicated to the manufacture of its AIS products. In response to increased market demand for its products, the Company increased its manufacturing capacity by occupying another 100,000 square foot facility in Walla Walla beginning in 1996 under a lease expiring in 2005. The Company may extend the lease until 2010. The Company plans to manufacture most of its SCS products in this facility. The Company further increased its manufacturing capacity as a result of the acquisition in July 1996 of Suplusco Holding B.V. which owns a 18,000 square foot facility occupied by Superior B.V., its subsidiary, located in Beusichem, The Netherlands. The Company will also manufacture SCS products in this facility. The Company also leases office space in the United States in Rockville, Maryland and Beaver Dam, Wisconsin and in Rijssen, The Netherlands.


ITEM 3.    LEGAL PROCEEDINGS.

     From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 4, 1996, however, the Company was not party to any material pending legal proceeding.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of the Company's common stock are quoted on the NASDAQ National Market System and the following table shows the high and low trading prices per share of the Company's common stock for the two most recent fiscal years:

               Fiscal 1995
                   1st Quarter             $  6.75          $ 5.00
                   2nd Quarter               8.875            6.50
                   3rd Quarter               11.75           8.125
                   4th Quarter              18.625            9.25

               Fiscal 1996

                   1st Quarter             $15.50           $ 9.75
                   2nd Quarter              18.00            12.25
                   3rd Quarter              27.25            16.75
                   4th Quarter              28.50            20.25


     The Company had approximately 2,500 beneficial owners of its common stock, of which 158 are of record, as of December 4, 1996.

     The Company has not historically paid dividends on its common stock. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The current credit facility with the Company's principal bank restricts the payment of dividends on its common stock.

ITEM 6.    SELECTED FINANCIAL DATA.

     The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 1996 has been derived from the audited consolidated financial statements of the Company. The financial data for fiscal years ended September 30, 1992 and 1993 has been derived from consolidated financial statements not included herein. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8, respectively.

                                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                            -------------------------------------------------------------------
                                              1996           1995          1994            1993          1992
                                            -------        -------        -------        -------        -------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net sales ...........................       $54,341        $42,653        $31,135        $35,293        $26,658
Cost of sales .......................        33,050         25,063         19,500         20,730         15,816
                                            -------        -------        -------        -------        -------
Gross profit ........................        21,291         17,590         11,635         14,563         10,842
Total operating expenses ............        15,226         13,638         10,814         10,194          8,703
                                            -------        -------        -------        -------        -------
Income from operations ..............         6,065          3,952            821          4,369          2,139
Other income (expense) ..............         1,061          1,175            613            (56)            94
                                            -------        -------        -------        -------        -------
Earnings before income taxes ........         7,126          5,127          1,434          4,313          2,233
Income tax expense ..................        (2,252)        (1,589)          (488)        (1,434)          (637)
                                            -------        -------        -------        -------        -------
Net earnings ........................       $ 4,874        $ 3,538        $   946        $ 2,879        $ 1,596
                                            =======        =======        =======        =======        =======

Net earnings per share ..............       $  1.05        $   .76        $   .20        $   .79        $   .44
                                            =======        =======        =======        =======        =======

Weighted average common and
 common equivalent shares
 outstanding.........................         4,652          4,639          4,635          3,645          3,635
                                            =======        =======        =======        =======        =======

                                                                      SEPTEMBER 30,
                                            ---------------------------------------------------------------
                                              1996         1995           1994          1993         1992
                                            -------       -------       -------       -------       -------
                                                                     (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
  investments .......................       $ 9,528       $13,699       $10,008       $ 8,085       $ 1,381
Working capital .....................        17,736        18,783        16,371        15,249         4,338
Property, plant and equipment, net ..         8,703         4,096         3,845         4,316         4,085
Total assets ........................        45,252        31,556        28,981        26,912        16,029
Short-term borrowings ...............           923           415           385           355           345
Long-term debt, less current
  portion ...........................         1,467           825         1,240         1,625         1,743
Shareholders' equity ................        27,583        22,760        19,202        18,207         7,328

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, that are based on current expectations and are subject to a number of risks and uncertainties. Actual results or outcomes could differ materially from current expectations due to a number of factors, including, but not limited to, economic conditions, competitive factors and pricing pressures, the failure of new products to compete successfully in either existing or new markets, the potential that the Company might incur substantial warranty expenses with respect to either new products or established products, the inability of the Company's products to meet performance specifications, actual future costs of materials and other operating expenses, the performance and needs of industries served by the Company or the financial capacity of customers in those industries to purchase capital equipment.

RESULTS OF OPERATIONS

     For the fiscal years ended September 30, 1996, 1995 and 1994, the Company's net sales were $54.3 million, $42.7 million, and $31.1 million, respectively. Net sales in fiscal 1996 increased by 27% over fiscal 1995. The increased revenues in 1996 resulted principally from a 59% increase in sales of automated inspection systems which, in turn, resulted principally from a substantial volume of shipments of Tegra(TM) systems, the Company's latest generation of electro-optical sorting systems. The Tegra product line was introduced first to the U.S. market during the first fiscal quarter of 1996 and subsequently to the European market during the third fiscal quarter. Initial deliveries of these systems began in the second quarter, with delivery of systems in full production quantities beginning in the third fiscal quarter. Net sales in fiscal 1995 increased by 37% over fiscal 1994. Sales of automated inspection systems and specialized conveying systems both increased by 42% from fiscal 1994, resulting primarily from a broad-based demand created by increased expenditures for process automation capital equipment by domestic food processing customers. Export and foreign sales accounted for 34%, 27% and 28% of total net sales in fiscal 1996, 1995 and 1994, respectively. While sales to European customers increased by 27% over the prior year, sales to customers in other foreign markets were the principal contributors to an overall increase of 60% in export and foreign sales in fiscal 1996 over 1995. Export and foreign sales in fiscal 1995, primarily to customers in Europe, increased by 31% over such sales in fiscal 1994.

     The Company expects that new and repeat orders for the Tegra product line will continue to provide a significant source of the growth in revenues in fiscal 1997 as the advantages of this product line become more widely known and customers of earlier generation products may switch to the new Tegra systems, sustaining sales increases in the near term. In the first quarter of fiscal 1997, the Company expects to complete a reorganization of its domestic operations into business units comprised of the Company's two major product groups: Specialized Conveying Systems (SCS) and Automated Inspection Systems
(AIS). The SCS business unit will be relocated into a new 100,000 square foot leased manufacturing facility in Walla Walla. The AIS business unit, which includes the Tegra product line, will remain in the Company's present 150,000 square foot facility. The Company expects that this reorganization will provide increased manufacturing capacity and improved capability to meet customer requirements. However, there can be no assurance that the relocation of a portion of its manufacturing operations, as well as the realignment and staffing of its organizational structure, will not result in a near-term adverse effect on the Company's manufacturing efficiency, its ability to meet shipment requirements and expense levels, resulting in a reduction in net earnings.

     Gross profit was 39%, 41% and 37% of sales in fiscal 1996, 1995 and 1994, respectively. The reduced profit margins, as a percentage of net sales, in fiscal 1996 compared to fiscal 1995 resulted principally from increased production costs, manufacturing variances and warranty reserves for Tegra systems relative to the cost structures of the Company's third generation electro-optical sorting systems which Tegra replaced. The Company offers a two-year warranty on Tegra systems compared to a one-year warranty on its other products. Management believes that gross profit margins on Tegra systems will improve as a result of cost reduction and value engineering activities, which the Company is currently undertaking. Higher margins across all product categories in fiscal 1995 resulted primarily from higher volume and increased labor productivity that reduced manufacturing overhead as a percentage of net sales compared to fiscal 1994. Also in fiscal 1995, product mix shifted slightly toward higher margined products.

     Operating expenses increased to $15.2 million in fiscal 1996 from $13.6 million in fiscal 1995 and from $10.8 million in fiscal 1994 and represented 28%, 32% and 35% of net sales in each such year, respectively. The Company expects that, as a percentage of net sales, total operating expenses in fiscal 1997 may increase slightly over fiscal 1996 due to anticipated increases in selling and general and administrative expenses resulting from the Company's reorganization into business units, the added expense levels resulting from the acquisition of Suplusco Holding B.V. and its subsidiary, Superior B.V., a manufacturer of specialized conveying systems, both located in The Netherlands, and other factors. As a result of this acquisition, the Company believes it will be a more effective competitor in the European market due to a local sales and manufacturing presence, reduced product delivery cycles and reduced shipping costs.

     Selling and marketing expenses increased to $7.4 million in fiscal 1996 from $6.8 million in fiscal 1995 and $5.7 million in fiscal 1994 and represented 14%, 16% and 18% of net sales in each such year, respectively. In fiscal 1996, selling and marketing expenses increased as a result of several factors, including increased commission expenses related to the higher level of product sales combined with an increased volume of those sales sold through outside representatives, to whom the Company pays higher commission rates. Increased marketing and product promotion expenditures related to the introduction of Tegra also contributed to higher selling and marketing expenses. Generally, those same factors, combined with increased staffing levels and related expenses, also contributed to the increases to selling and marketing expenses in fiscal 1995 compared to fiscal 1994. The Company expects to continue devoting additional resources in fiscal 1997 to expand its selling efforts and market presence, both domestically and internationally.

     Research and development expenses increased in fiscal 1996 to $4.3 million from $4.0 million in fiscal 1995 and $2.7 million in fiscal 1994, and represented 8%, 9% and 9% of net sales in each such year, respectively. The majority of the research and development expenses in fiscal 1996, and the 9% increase in those expenses compared to fiscal 1995, resulted principally from expenditures associated with the new product development activities for the Tegra product line. An increase of 47% in research and development expenses in fiscal 1995 over fiscal 1994 also resulted principally from expenditures associated with the Tegra-related new product development. Research and development expenses also increased in 1995 as a result of the purchase of the operations and certain assets of AgriVision Engineering, Inc. early in the first quarter of that fiscal year. The Company expects that research and development expenses in fiscal 1997 may increase somewhat compared to fiscal 1996 due to an increased focus on extending the capabilities and applications of the technologies contained in Tegra and on the development of its pharmaceutical product line.

     General and administrative expenses increased to $3.5 million in fiscal 1996 from $2.9 million in fiscal 1995 and $2.5 million in fiscal 1994, and represented 6%, 7% and 8% of net sales in each such year, respectively. The increased general and administrative expenses in fiscal 1996 compared to 1995 resulted from increased staffing levels and related expenses, as well as expenses associated with the acquisition of Suplusco Holding B.V. The higher general and administrative expenses in fiscal 1995 as compared to fiscal 1994 resulted from increased personnel-related expenses associated with the purchase of the AgriVision business unit, combined with increased incentive compensation and phantom stock expenses related to the Company's increased profitability.

     Other income and expense includes interest income and expense, royalty income and other income from miscellaneous sources. The Company received payments of $400,000 in each of the fiscal years of 1996, 1995 and 1994 related to the settlement of patent litigation in fiscal 1992. The final installment of these settlement payments was received in fiscal 1996. Net interest income in fiscal 1996 was $546,000 compared to $539,000 in 1995. Increased interest earnings on higher balances of funds invested in cash equivalents and short-term investments in fiscal 1995 and reduced long-term debt resulted in net interest income of $539,000 in fiscal 1995 compared to net interest income of $266,000 in fiscal 1994.

     The Company's effective income tax rate was 31.6%, 31.0%, and 34.0% for fiscal 1996, 1995 and 1994, respectively. The effective income tax rate for fiscal 1995 benefited from the effect of an increased research and development tax credit.

     Net earnings were $4.9 million in fiscal 1996 compared to $3.5 million in fiscal 1995 and $946,000 in fiscal 1994. Net earnings per share were $1.05, $0.76 and $0.20 in fiscal years 1996, 1995 and 1994, respectively. The increase in net earnings in fiscal 1996 compared to fiscal 1995 resulted principally from increased sales volume, increases in gross margin resulting from the effect of increased volume, offset by increased production costs, increased warranty reserve expenses and increased operating expenses. The increase in net earnings in fiscal 1995 resulted principally from increased sales volume, increases in gross margin resulting from both the effect of increased volume upon reduced manufacturing overhead costs as a percentage of sales and a shift in product mix to higher margined products and a reduction in the effective income tax rate, offset by increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had cash, cash equivalents and short-term investments of $9.5 million, a decrease of $4.2 million from the balance of $13.7 million at September 30, 1995. This decrease resulted principally from cash utilized to fund acquisitions and expenditures for capital equipment. The Company continues to actively evaluate growth alternatives and strategies, including acquisitions, which may require the utilization of some of its cash or short-term investment resources in fiscal 1997.

     Trade accounts receivable increased by $5.9 million to $8.8 million from $2.9 million in fiscal 1995, a result of a high level of revenues late in the fourth quarter of fiscal 1996. Investment in inventories increased by $4.7 million or 53% to $13.5 million in response to an increase of 52% in net sales in the second half of fiscal 1996 compared to the second half of fiscal 1995. Additionally, inventories increased as the result of the acquisition of Superior B.V. Accounts payable increased by $3.0 million to $4.8 million due to increased expenditures for capital equipment and increased inventory purchases. Accrued payroll liabilities increased in fiscal 1996 by $479,000 to $3.3 million due primarily to increased staffing levels and increased incentive compensation and profit sharing accruals resulting from the increased profitability and improved operating performance. Accrued customer support and warranty costs increased by $924,000 to $1.4 million due to the high volume of Tegra shipments. An increase of $1.9 million in customer deposits to $3.0 million during fiscal 1996 resulted from the effect of increased orders in the fourth quarter of fiscal 1996 and the corresponding 82% increase in backlog, which was

$14.7 million at the close of fiscal 1996 compared to $8.1 million at the close of fiscal 1995. Income taxes payable increased by $1.3 million principally due to the increased level of profitability.

     Expenditures for property and equipment were $3.3 million in fiscal 1996, primarily as a result of equipping the new 100,000 square foot manufacturing facility which was leased in fiscal 1996. Other than with respect to potential acquisitions, the Company expects that expenditures for property and equipment in fiscal 1997 will materially decrease from the level incurred in fiscal 1996. At September 30, 1996, the Company had no material commitments for capital expenditures.

     Effective July 1, 1996, the Company acquired all of the outstanding common stock of Suplusco Holding B.V. and its subsidiary, Superior B.V. The purchase price was $3.1 million subject to certain adjustments. Effective July 15, 1996, the Company also purchased certain inventory, trademarks and patents related to a pharmaceutical inspection product line from the Imaging Division of Oncor, Inc. for $377,000. Although the Company expects to generate revenues from the pharmaceutical inspection product line in fiscal 1997, further development of this product line is expected to require additional research and development as well as selling and marketing expenses during the year.

     The Company has a domestic operating line with a commercial bank which provides for an unsecured operating line of credit up to $4 million, at the bank's prime interest rate less 1/4%. The accommodation also provides for a letter of credit of $2,020,000 for an Industrial Revenue Bond. Collateral for the letter of credit is primarily manufacturing equipment financed by the Industrial Revenue Bond. At September 30, 1996, the Company had no borrowings under the domestic operating line.

     In conjunction with the acquisition of Suplusco Holding B.V. and its subsidiary, the Company maintains a credit facility with a Netherlands bank which provides an operating line up to $400,000 at an interest rate of 8.5%. Collateral for the credit facility is certain land, buildings and receivables. At September 30, 1996, borrowings of $110,000 were outstanding under this credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Title                                                                      Page
        -----                                                                      ----
        Independent Auditors' Report............................................     17

        Consolidated Balance Sheets at September 30, 1996 and 1995..............     18

        Consolidated Statements of Earnings for the three years ended
            September 30, 1996..................................................     19

        Consolidated Statements of Shareholders' Equity for the three years
            ended September 30, 1996............................................     20

        Consolidated Statements of Cash Flows for the three years ended
            September 30, 1996..................................................     21

        Notes to Consolidated Financial Statements..............................     22

INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Key Technology, Inc.


We have audited the accompanying consolidated balance sheets of Key Technology, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1996. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Portland, Oregon
November 6, 1996

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

ASSETS                                                       1996            1995
CURRENT ASSETS:
   Cash and cash equivalents                                $ 3,458        $ 5,323
   Short-term investments                                     6,070          8,376
   Trade accounts and notes receivable, net                   8,824          2,929
   Inventories                                               13,486          8,789
   Prepaid expenses                                             714            428
   Prepaid income taxes                                         918            412
                                                            -------        -------

              Total current assets                           33,470         26,257

PROPERTY, PLANT, AND EQUIPMENT, NET                           8,703          4,096

PROPERTY HELD FOR SALE, NET                                     650            646

GOODWILL, NET                                                 1,883           --

PATENTS AND OTHER ASSETS, NET                                   546            557
                                                            -------        -------

TOTAL                                                       $45,252        $31,556
                                                            =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                         $ 4,797        $ 1,842
   Accrued payroll liabilities and commissions                3,251          2,772
   Accrued customer support and warranty costs                1,368            444
   Income tax payable                                         1,300           --
   Other accrued liabilities                                  1,103            894
   Customers' deposits                                        2,992          1,107
   Current portion of long-term debt                            813            415
   Notes payable                                                110           --
                                                            -------        -------

              Total current liabilities                      15,734          7,474

LONG-TERM DEBT                                                1,467            825

OTHER LIABILITIES                                               121            188

DEFERRED INCOME TAXES                                           347            309

SHAREHOLDERS' EQUITY:
   Preferred stock - no par value; 5,000,000 shares
     authorized; none issued and outstanding                   --             --
   Common stock - no par value; 15,000,000 shares
     authorized; 4,657,822 and 4,647,650 issued
     and outstanding                                          8,730          8,634
   Retained earnings                                         19,062         14,188
   Cumulative foreign currency translation adjustment          (209)           (62)
                                                            -------        -------

              Total shareholders' equity                     27,583         22,760
                                                            -------        -------

TOTAL                                                       $45,252        $31,556
                                                            =======        =======



                 See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED SEPTEMBER 30, 1996
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                               1996           1995           1994
NET SALES                                   $54,341        $42,653        $31,135

COST OF SALES                                33,050         25,063         19,500
                                            -------        -------        -------

         Gross profit                        21,291         17,590         11,635
                                            -------        -------        -------

OPERATING EXPENSES:
   Selling                                    7,430          6,799          5,654
   Research and development                   4,312          3,956          2,688
   General and administrative                 3,484          2,883          2,472
                                            -------        -------        -------

         Total operating expenses            15,226         13,638         10,814
                                            -------        -------        -------

INCOME FROM OPERATIONS                        6,065          3,952            821
                                            -------        -------        -------
OTHER INCOME (EXPENSE):
   Royalty income (Note 14)                     400            400            400
   Interest income                              616            606            327
   Interest expense                             (70)           (67)           (61)
   Other, net                                   115            236            (53)
                                            -------        -------        -------

         Total other income (expense)         1,061          1,175            613

                                            -------        -------        -------

Earnings before income taxes                  7,126          5,127          1,434

Income tax expense                            2,252          1,589            488
                                            -------        -------        -------

NET EARNINGS                                $ 4,874        $ 3,538        $   946
                                            =======        =======        =======

NET EARNINGS PER SHARE (Note 2)             $  1.05        $  0.76        $  0.20
                                            =======        =======        =======
WEIGHTED AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING              4,652          4,639          4,635
                                            =======        =======        =======

                 See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 1996
(In Thousands, Except Share Data)
--------------------------------------------------------------------------------

                                                                                    CUMULATIVE
                                                                                     FOREIGN
                                                COMMON STOCK                         CURRENCY
                                            ----------------------      RETAINED    TRANSLATION
                                              SHARES        AMOUNT      EARNINGS    ADJUSTMENT       TOTAL
                                            ---------------------------------------------------------------
Balance at October 1, 1993                  4,628,400       $8,503       $ 9,704       $--          $18,207

Issuance of common stock upon
  exercise of stock options (Note 11)           9,200           49          --          --               49

Net earnings                                     --           --             946        --              946
                                            ---------       ------       -------       -----        -------

Balance at September 30, 1994               4,637,600        8,552        10,650        --           19,202

Issuance of common stock upon
  exercise of stock options (Note 11)          10,050           82          --          --               82

Foreign currency translation
  adjustment                                     --           --            --           (62)           (62)

Net earnings                                     --           --           3,538        --            3,538
                                            ---------       ------       -------       -----        -------

Balance at September 30, 1995               4,647,650        8,634        14,188         (62)        22,760

Issuance of common stock upon
  exercise of stock options (Note 11)           8,467           59          --          --               59

Issuance of stock for Employee
  Stock Purchase Plan (Note 11)                 1,705           37          --          --               37

Foreign currency translation
  adjustment                                     --           --            --          (147)          (147)

Net earnings                                     --           --           4,874        --            4,874
                                            ---------       ------       -------       -----        -------

Balance at September 30, 1996               4,657,822       $8,730       $19,062       $(209)       $27,583
                                            =========       ======       =======       =====        =======


                 See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 1996
(Amounts In Thousands)
--------------------------------------------------------------------------------

                                                                  1996           1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                $ 4,874        $ 3,538        $   946
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                             1,327          1,049            996
       Deferred income taxes, net                                 (468)           159            (75)
       Bad debt expense                                             90             35            114
   Changes in, net of effects of acquisitions:
     Trade accounts and notes receivable                        (5,090)         2,703           (262)
     Inventories                                                (3,820)        (1,169)          (425)
     Prepaid expenses                                             (286)           116            121
     Patents and other assets                                      (35)          (499)             2
     Accounts payable                                            1,657           (299)         1,012
     Accrued payroll liabilities and commissions                   479            909           (546)
     Accrued customer support and warranty costs                   924            (86)           147
     Income taxes payable                                        1,300           (646)           406
     Other accrued liabilities                                     115            (26)          (349)
     Customers' deposits                                         1,629           (435)           720
     Other liabilities                                             (67)           (27)           (53)
                                                               -------        -------        -------

              Cash provided by operating activities              2,629          5,322          2,754
                                                               -------        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities (purchases) of short-term investments, net         2,306         (6,903)        (1,473)
   Purchases of property, plant, and equipment, net             (3,329)        (1,266)          (525)
   Purchase of product line                                       (377)          --             --
   Acquisition of subsidiary                                    (2,754)          --             --
                                                               -------        -------        -------

              Cash used in investing activities                 (4,154)        (8,169)        (1,998)
                                                               -------        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock (Note 11)                 96             82             49
   Payments on long-term debt                                   (1,396)          (385)          (355)
   Proceeds from issuance of long-term debt                      1,107           --             --
                                                               -------        -------        -------

              Cash used in financing activities                   (193)          (303)          (306)
                                                               -------        -------        -------

FOREIGN CURRENCY TRANSLATION ADJUSTMENT                           (147)           (62)          --
                                                               -------        -------        -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                             (1,865)        (3,212)           450

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     5,323          8,535          8,085
                                                               -------        -------        -------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $ 3,458        $ 5,323        $ 8,535
                                                               =======        =======        =======
SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
     Cash paid during the year for interest                    $    58        $    62        $    62
     Cash paid during the year for income taxes                  1,671          2,014            408


                 See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 1996
--------------------------------------------------------------------------------

1.    THE COMPANY

      Key Technology, Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment. The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries, Key Technology B.V., Suplusco Holding B.V., and Key Technology FSC, Inc., a foreign sales corporation (FSC). All significant intercompany accounts and transactions have been eliminated.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE RECOGNITION - Sales revenue net of allowances is generally recognized at the time equipment is shipped to customers or when title passes. Upon receipt of an order, the Company generally receives a deposit which is recorded as customers' deposits. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. To date, the Company has not experienced any material trade accounts receivable write-offs.

      CASH AND CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS - The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. Short-term investments consist of bankers acceptances and commercial paper with original maturities of greater than 90 days and less than one year. Short-term investments are held to maturity and the carrying value approximates fair value.

      INVENTORIES are stated at the lower of cost (first-in, first-out method) or market.

      PROPERTY, PLANT, AND EQUIPMENT are recorded at cost and depreciated over estimated useful lives on the straight-line method. The range in lives for the assets is as follows:

                                                           YEARS
                                                           -----
          Buildings and improvements                      7 to 40
          Manufacturing equipment                         7 to 10
          Office equipment, furniture, and fixtures       3 to 7

      GOODWILL AND PATENTS - Goodwill is amortized over 10 years. Patent costs are amortized over the estimated useful lives of the related patents or 17 years, whichever is shorter.

      ACCRUED CUSTOMER SUPPORT AND WARRANTY COSTS - The Company provides customer support services consisting of installation and training to its customers. The Company also provides a warranty on its products for one or two years following the date of shipment. Management establishes the reserve for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience and estimates such costs for related new products where experience is not available. The provision of customer support and warranty costs is charged to cost of sales at the time such costs are known or estimable.

      INCOME TAXES - Deferred income taxes are provided for the effects of timing differences arising from differences in the reporting of revenues and expenses for financial statement and income tax purposes under the asset and liability method.

      FOREIGN CURRENCY TRANSLATION - Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date. Translation adjustments are shown separately in shareholders' equity. Revenues, costs, and expenses are translated using an average rate. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of earnings and are not material.

      ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. The carrying value of the Company's cash, short-term investments, receivables, trade payables, and other accrued liabilities approximates their estimated fair values because of the short maturities of those instruments.

      NET EARNINGS PER SHARE - Net earnings per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding. When dilutive, outstanding options for common stock have been included in the calculation of common and common equivalent shares outstanding using the treasury stock method.

      RECLASSIFICATIONS - Certain reclassifications were made to prior years' consolidated financial statements to conform with the 1996 presentation.


3.    ACQUISITIONS

      Effective July 1, 1996, the Company acquired all of the outstanding common stock of Suplusco Holding B.V. and a subsidiary, a manufacturer of specialized conveying equipment. The purchase price was $3,092,000 subject to certain adjustments and was accounted for by the purchase method. The excess of the purchase price over the estimated fair value of net assets acquired amounted to $1,607,000, which is accounted for as goodwill. The results of operations of Suplusco Holding B.V. and its subsidiary from July 1, 1996 are included in the statement of earnings. Assets and liabilities acquired were as follows (in thousands):

        Fair value of assets acquired                                  $ 5,841
        Cash paid for common stock, less cash acquired of $338,000      (2,754)
                                                                       -------

             Liabilities assumed                                       $ 3,087
                                                                       =======

      Pro forma unaudited consolidated operating results of the Company and Suplusco Holding B.V. and subsidiary for the years ended September 30, 1996 and 1995, assuming the acquisition had been made as of October 1, 1995 and 1994, are summarized below (in thousands, except per share amounts):

                                        YEAR ENDED SEPTEMBER 30,
                                        ------------------------
         (Unaudited)                        1996         1995
         Net sales                        $57,428       $47,352
         Net earnings                       5,207         3,800
         Net earnings per share              1.12          0.82

      These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation expense as a result of a step-up in the basis of property, plant, and equipment, additional amortization expense as a result of goodwill and certain other adjustments, together with related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect on October 1, 1995 and 1994 or of future results of operations of the consolidated entities.

      Effective July 15, 1996, the Company purchased certain inventories, trademarks, and patents relating to the pharmaceutical inspection product line from the Imaging Division of Oncor, Inc. for $377,000. The excess of the purchase price over the estimated fair value of assets acquired amounted to $307,000.

      On October 3, 1994, the Company purchased certain assets from AgriVision Engineering, Inc. and another party consisting of inventories, equipment, and a patent for approximately $885,000.


4.    TRADE ACCOUNTS AND NOTES RECEIVABLE

      Trade accounts and notes receivable consist of the following (in thousands):

                                                                  SEPTEMBER 30,
                                                               -------------------
                                                                1996         1995
         Trade accounts receivable                             $9,097       $3,227
         Less allowance for doubtful accounts                    (273)        (298)
                                                               ------       -------

              Total trade accounts and notes receivable        $8,824       $2,929
                                                               ======       ======

5.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                           SEPTEMBER 30,
                                                        ------------------
                                                          1996       1995
         Purchased components and raw materials         $ 5,728     $2,762
         Sub-assemblies                                   2,055      1,890
         Work-in-process                                  3,267      1,725
         Finished goods                                   2,436      2,412
                                                        -------     ------

                  Total inventories                     $13,486     $8,789
                                                        =======     ======

6.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consist of the following (in thousands):

                                                                           SEPTEMBER 30,
                                                                       -------------------
                                                                         1996         1995
         Land                                                          $   277      $   --
         Buildings and improvements                                      1,430          165
         Manufacturing equipment                                         6,868        4,443
         Office equipment, furniture, and fixtures                       5,609        4,863
         Building improvements and equipment purchases in process        1,340          458
                                                                       -------      -------

                                                                        15,524        9,929
         Less accumulated depreciation                                  (6,821)      (5,833)
                                                                       -------      -------

                  Total property, plant, and equipment                 $ 8,703      $ 4,096
                                                                       =======      =======

7.    PROPERTY HELD FOR SALE

      The Company's property held for sale consists of a manufacturing plant vacated in 1991 when the Company moved to a new facility. In the first quarter of fiscal 1993, the Company established a provision for asset revaluation of $500,000 to reflect management's current estimate of the plant's net realizable value. The property held for sale is carried at cost, net of accumulated depreciation and the revaluation reserve.


8.    FINANCING AGREEMENTS

      The Company has a domestic credit accommodation with a commercial bank which provides for an unsecured operating line up to $4,000,000, at the bank's prime interest rate less 1/4%. This accommodation expires January 24, 1997. The accommodation also provides for a letter of credit of $2,020,000 for an Industrial Revenue Bond. Collateral for the letter of credit is primarily manufacturing equipment financed by the Industrial Revenue Bond. At September 30, 1996 and 1995, the Company had no borrowings under the domestic operating line. The domestic credit accommodation contains covenants which require certain levels of tangible equity and working capital and ratios of current assets to current liabilities and debt to equity.

      In conjunction with the acquisition of Suplusco Holding B.V. and subsidiary (see Note 3), the Company has a foreign credit facility which provides an operating line up to $400,000 at an interest rate of 8.5%. Collateral for the credit facility is certain land, buildings, and receivables. At September 30, 1996, borrowings of $110,000 were outstanding.

 Long-term debt consists of the following (in thousands):

                                                                               SEPTEMBER 30,
                                                                           --------------------
                                                                             1996         1995
Industrial Revenue Bond, variable interest rate of 4.15%
  at September 30, 1996 (interest rate not to exceed 12%),
  due in annual principal installments with interest payable
  monthly, secured by letter of credit                                     $  825        $1,240

Note payable, interest rate of 8.5%, due in monthly principal and interest installments, secured by certain land, buildings,
  and receivables                                                             527          --

Notes payable, interest rate of 7%, due in annual principal
  and interest installments, secured by letter of credit                      697          --

Equipment note payable, interest rate of 4.9%, due in monthly principal and interest installments, secured by certain office
  equipment                                                                   231          --
                                                                           ------        ------

                                                                            2,280         1,240
Less current portion                                                         (813)         (415)
                                                                           ------        ------

      Total long-term debt                                                 $1,467        $  825
                                                                           ======        ======

      Principal payments on long-term debt are as follows (in thousands):

      YEAR ENDING
      SEPTEMBER 30,
         1997                       $  813
         1998                          743
         1999                          372
         2000                           58
         2001                           58
      Thereafter                       236
                                    ------

           Total                    $2,280
                                    ======

      Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 1996 approximates carrying value.



9.    LEASES

      The Company has agreements with the Port of Walla Walla to lease two operating facilities. The Company has the option to purchase the land and plant under one of the agreements after the fifth full lease year (1995). The purchase price is determined by reducing the original plant construction costs of approximately $8,800,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease.

      Rental expense for the Company's operating leases referred to above were $805,000 for the year ended September 30, 1996 and $651,000 for each of the years ended September 30, 1995 and 1994.

      The following is a schedule of future minimum rental payments required under the operating leases and the future rental expense (in thousands):


          YEAR ENDING           RENTAL                 RENTAL
          SEPTEMBER 30,        PAYMENTS                EXPENSE
          -------------        --------               --------
              1997             $   856                $    925
              1998                 875                     925
              1999                 883                     925
              2000                 894                     925
              2001                 900                     925
           Thereafter            8,905                   8,399
                               -------                 -------

                 Total         $13,313                 $13,024
                               =======                 =======





10.   INCOME TAXES

      The provision for income taxes consists of the following (in thousands):

                              YEAR ENDED SEPTEMBER 30,
                         --------------------------------
                          1996          1995        1994
     Current:
       Federal           $2,515        $1,398        $559
       State                205            32           4
                         ------        ------        ----

                          2,720         1,430         563
                         ------        ------        ----
     Deferred:
       Federal             (445)          151         (71)
       State                (23)            8          (4)
                         ------        ------        ----

                           (468)          159         (75)
                         ------        ------        ----

             Total       $2,252        $1,589        $488
                         ======        ======        ====


        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                          SEPTEMBER 30,
                                                  --------------------------
                                                    1996       1995     1994
           Deferred tax asset:
              Reserves and accruals               $1,111      $ 679    $ 856
           Deferred tax liability:
              Accumulated depreciation              (540)      (576)    (594)
                                                  ------      -----    -----

                      Net deferred tax asset      $  571      $ 103    $ 262
                                                  ======      =====    =====

                                                                  SEPTEMBER 30,
                                                             ----------------------
                                                             1996     1995     1994
           Deferred tax:
              Current asset - prepaid income taxes           $918    $ 412    $ 559
              Long-term liability - deferred income taxes    (347)    (309)    (297)
                                                             ----    -----    -----

                      Net deferred tax asset                 $571    $ 103    $ 262
                                                             ====    =====    =====


      Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory rates is as follows:

                                                                                     YEAR ENDED SEPTEMBER 30,
                                                                               -----------------------------------
                                                                               1996            1995           1994
           Statutory rates                                                     34.0%           34.0%          34.0%
           Increase (reduction) in income taxes resulting from:
              FSC commissions                                                  (3.3)           (1.0)          (4.0)
              FSC tax                                                           1.1             0.8            2.6
              R&D credit                                                       (0.6)           (3.3)          (1.1)
              State income taxes, net of federal benefit                        1.7             0.8            0.3
              Other                                                            (1.3)           (0.3)           2.2
                                                                               ----            ----           ----

                      Income tax combined effective rate                       31.6%           31.0%          34.0%
                                                                               ====            ====           ====


11.   SHAREHOLDERS' EQUITY

      EMPLOYEE STOCK PURCHASE PLAN - Effective February 6, 1996, The Company adopted an Employee Stock Purchase Plan (the "Plan"). Most employees are eligible to participate in the Plan. Shares are not available to employees who already own 5% or more of the Company's stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares. The purchase price is 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Plan. During the year ended September 30, 1996, 1,705 shares were issued.

      EMPLOYEES' STOCK OPTION PLAN - Under the 1996 Employees' Stock Option Plan, eligible employees may receive either incentive stock options or nonstatutory stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant. The option price is determined to be fair market value at date of grant.

      The following table summarizes activity under this Plan.


                                                 SHARES           OUTSTANDING OPTIONS        TOTAL
                                                AVAILABLE    -----------------------------   SHARES
                                                FOR GRANT     SHARES       PRICE PER SHARE   RESERVED
                                                ---------    --------      ---------------   --------
         Balance at September 30, 1994           106,800     137,700       $ 5.28 - $10.75   244,500
           Options granted                       (68,900)     68,900       $ 7.75 - $ 9.90       --
           Options exercised                         --      (10,050)      $ 5.28 - $ 9.45   (10,050)
           Options forfeited                      18,025     (18,025)                            --
                                                --------     -------                         -------

         Balance at September 30, 1995            55,925     178,525       $ 5.28 - $10.75   234,450
           Additional shares reserved            500,000         --                          500,000
           Options granted                      (176,200)    176,200       $16.25 - $23.25       --
           Options exercised                         --       (8,467)      $ 5.28 - $ 9.45    (8,467)
           Options forfeited                       9,575      (9,575)                            --
                                                --------     -------                         -------

         Balance at September 30, 1996           389,300     336,683                         725,983
                                                ========     =======                         =======

      At September 30, 1995, options for 41,900 shares were exercisable at prices from $5.28 to $10.75 per share. At September 30, 1996, options for 74,279 shares were exercisable at prices from $5.28 to $10.75 per share.


12.   EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions up to 2% of each participating employee's compensation. The Company contributed $193,000, $173,000, and $146,000 in matching funds to the plan for the years ended September 30, 1996, 1995, and 1994.

      The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. Profit sharing plan expense was estimated and provided at $723,000 and $483,000 for the years ended September 30, 1996 and 1995. No profit sharing plan expense was provided for the year ended September 30, 1994.

      The Company has a phantom stock plan for certain key employees and the Company's estimated purchase price of the phantom stock units is shown as other liabilities. No additional awards of phantom stock units can occur, with final settlement occurring in 1998. The Company paid $92,000, $90,000, and $83,000 in settlement of certain phantom stock unit awards during the years ended September 30, 1996, 1995, and 1994.

13.   SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

      The following table sets forth certain information for Key Technology B.V., Suplusco Holding B.V., and subsidiary (collectively "Key Europe"), wholly-owned subsidiaries of the Parent.

                                                            SEPTEMBER 30,
                                                -------------------------------------
                                                  1996           1995           1994
     Parent sales:
       Sales to customers                       $35,804        $31,119        $22,441
       Export sales to customers                 15,537          9,851          7,378
       Sales to affiliates                        1,183          1,398          1,138
                                                -------        -------        -------

           Total parent sales                    52,524         42,368         30,957

     Key Europe sales:
       Sales to customers                         3,000          1,683          1,316
       Sales to affiliates                          416            586            332
     Eliminations                                (1,599)        (1,984)        (1,470)
                                                -------        -------        -------

           Net sales                            $54,341        $42,653        $31,135
                                                =======        =======        =======

     Earnings (loss) before taxes:
       Parent                                   $ 7,556        $ 5,609        $ 2,186
       Key Europe                                  (279)          (369)          (585)
       Eliminations                                (151)          (113)          (167)
                                                -------        -------        -------

           Earnings (loss) before taxes         $ 7,126        $ 5,127        $ 1,434
                                                =======        =======        =======
     Total assets:
       Parent                                   $41,105        $30,624        $28,419
       Key Europe                                 9,361          1,384            940
       Eliminations                              (5,214)          (452)          (378)
                                                -------        -------        -------

           Total assets                         $45,252        $31,556        $28,981
                                                =======        =======        =======

Sales by the Parent to Key Europe are recorded at arms-length prices. Intercompany profits are eliminated in consolidation.

For the years ended September 30, 1996 and 1995, the Company sold equipment to one nonaffiliated customer totaling 12% and 11% of net sales. No single customer accounted for more than 10% of net sales during the year ended September 30, 1994.


14.   ROYALTY INCOME

During 1992, the Company received $1,000,000 in connection with the settlement of a patent infringement lawsuit brought by the Company. As part of the settlement, the Company entered into a license agreement under which the Company received royalty payments through 1996. The Company received royalty payments of $400,000 during each of the years ended September 30, 1996, 1995, and 1994.

15.   QUARTERLY FINANCIAL INFORMATION (Unaudited)

      The following is a summary of operating results by quarter for the years ended September 30, 1996 and 1995 (in thousands, except per share data):

1996 QUARTER ENDED                DECEMBER 31,    MARCH 31,      JUNE 30,     SEPTEMBER 30,      TOTAL
Net sales                           $9,110          $8,084        $17,304       $19,843         $54,341
Gross profit                         3,630           2,353          7,672         7,636          21,291
Net earnings (loss)                    328            (620)         2,779         2,387           4,874
Net earnings (loss) per share         0.07           (0.13)          0.60          0.51            1.05

1995 QUARTER ENDED                DECEMBER 31,    MARCH 31,      JUNE 30,     SEPTEMBER 30,      TOTAL
Net sales                           $8,587          $9,654        $14,355        $10,057        $42,653
Gross profit                         3,533           3,862          6,023          4,172         17,590
Net earnings                           278             498          1,788            974          3,538
Net earnings per share                0.06            0.11           0.38           0.21           0.76

                                   * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1996.


ITEM 11.   EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1996.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information under the caption "Voting Securities and Principal Holders Thereof" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1996.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                   PAGE
                                                                                   ----
(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.   FINANCIAL STATEMENTS:

              Reference is made to Part II, Item 8 for a listing of required
              financial statements filed with this report.......................     16

         2.   FINANCIAL STATEMENT SCHEDULES:

              Financial statement schedules are omitted because they are not applicable or the required information is included in the accompanying consolidated financial statements or notes thereto.

         3.   EXHIBITS:

              (3)     Articles of Incorporation and Bylaws

                      (3.1)        Restated Articles of Incorporation (filed as
                                   Exhibit 3.1 to the Registration Statement on
                                   Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (3.2)        Restated Bylaws, as amended, (filed as
                                   Exhibit 3.2 to the Quarterly Report on Form
                                   10-Q for the quarterly period ended December
                                   31, 1993 and incorporated herein by
                                   reference)

              (10)    Material contracts

                      (10.1) Construction and Lease Agreement dated October 17, 1989 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (10.2) Indenture of Trust dated as of February 1, 1993 between Port of Walla Walla Public Corporation and Key Bank of Washington, as Trustee (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (10.3) Loan Agreement dated February 1, 1993 between Port of Walla Walla Public Corporation and Registrant (filed as Exhibit 10.3 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (10.4) Pledge and Security Agreement dated as of February 1, 1993 between Registrant and U.S. Bank of Washington, N.A. (filed as Exhibit
                                   10.4 to the Registration Statement on Form
                                   S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (10.5)* Registrant's 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (10.6)* Registrant's 401(k) Profit Sharing Plan dated May 11, 1992 (filed as Exhibit 10.6 to Amendment No. 1 to Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (10.7)* Registrant's Restated Phantom Stock Plan, as amended (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (10.8)* License Agreement effective July 1, 1992 between Registrant and Simco/Ramic Corporation (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (10.9)* Registrant's Restated 1989 Employees' Stock Option Plan, as amended (filed as Exhibit
                                   10.1 to the Form 10-Q filed with the
                                   Securities and Exchange Commission on May 12, 1995 and incorporated herein by reference)

                      (10.10) Business Loan Agreement dated as of February 2, 1995 between Registrant and U.S. Bank of Washington, N.A.

                      (10.11)* Registrant's 1996 Employees' Stock Option Plan (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)

                      (10.12)* Registrant's 1996 Employees Stock Purchase Plan (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)

                      (10.13) Lease Agreement dated April 18, 1996 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996 and incorporated herein by reference)

              (21)    List of Subsidiaries

              (23)    Consent of Deloitte & Touche LLP

-----------------
              *    Management contract or compensatory plan or arrangement.

(b)  REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 1996.

         1. Registrant's Form 8-K dated July 1, 1996 and filed with the Securities and Exchange Commission on July 16, 1996.

         2. Registrant's Form 8-K/A dated July 1, 1996 and filed with the Securities and Exchange Commission on September 13, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  KEY TECHNOLOGY, INC.

                              By:   /s/  Thomas C. Madsen
                                    --------------------------------------------
                                    Thomas C. Madsen
                                    President and Chief Executive Officer


                              By:   /s/  Steven D. Evans
                                    --------------------------------------------
                                    Steven D. Evans
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

December 20, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Harold R. Frank                              December 20, 1996
-------------------------------------
Harold R. Frank, Director


/s/  Edfred L. Shannon, Jr.                       December 20, 1996
-------------------------------------
Edfred L. Shannon, Jr. Director


/s/  Thomas C. Madsen                             December 20, 1996
-------------------------------------
Thomas C. Madsen, Director


/s/  Gordon Wicher                                December 20, 1996
-------------------------------------
Gordon Wicher, Director


/s/  James H. Stanton                             December 20, 1996
-------------------------------------
James H. Stanton, Director


/s/  Glenn A. Waller                              December 20, 1996
-------------------------------------
Glenn A. Waller, Director

                              KEY TECHNOLOGY, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                            PAGE
-------                                                           ----

 21.1     List of Subsidiaries.................................    38

 23.1     Consent of Deloitte & Touche LLP.....................    39

 27       Financial Data Schedule..............................    40