Form 10-Q
period 1996-12-31
KEY TECHNOLOGY INC
filed 1997-02-12
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                     ---------------------------------------

                                    FORM 10-Q

          /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended December 31, 1996

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 for the transition period from          to
                                                ---------   --------

                           Commission File No. 0-21820
                  --------------------------------------------

                              KEY TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

        Oregon                                     93-0822509
---------------------------------------------------------------------------
(State of Incorporation)               (I.R.S. Employer Identification No.)

150 Avery Street, Walla Walla, Washington                99362
---------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip Code)

                                 (509) 529-2161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /


         The number of shares outstanding of the Registrant's common stock, no par value, on January 31, 1997 was 4,673,207 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
TABLE OF CONTENTS
-------------------------------------------------------------------------------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial statements
          Condensed consolidated balance sheets, December 31, 1996
            (unaudited) and September 30, 1996................................3
          Condensed unaudited consolidated statements of operations for the three months ended December 31, 1996 and 1995.....................4
          Condensed unaudited consolidated statements of cash flows for the three months ended December 31, 1996 and 1995.................5
          Notes to condensed unaudited consolidated financial statements......6


Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................7


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K...................................10


SIGNATURES...................................................................11

KEY TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 (UNAUDITED) AND SEPTEMBER 30, 1996

-------------------------------------------------------------------------------

                                                  December 31,     September 30,
                                                     1996              1996
                                                 -------------     -------------
                                                           (in thousands)
                Assets
---------------------------------------
Current assets:
   Cash and cash equivalents                        $ 1,039           $ 3,458
   Short-term investments                             4,991             6,070
   Trade accounts and notes receivable, net           8,000             8,824
   Inventories:
         Raw materials                                6,329             5,728
         Work-in-process and sub-assemblies           7,085             5,322
         Finished goods                               1,614             2,436
                                                    -------           -------
                 Total inventories                   15,028            13,486
   Other current assets                               2,142             1,632
                                                    -------           -------
Total current assets                                 31,200            33,470
Property, plant and equipment, net                    9,449             8,703
Other assets                                          3,010             3,079
                                                    -------           -------
        Total                                       $43,659           $45,252
                                                    =======           =======



  Liabilities and Shareholders' Equity
---------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities         $ 8,855           $11,819
   Customer deposits                                  2,044             2,992
   Short-term borrowings                              2,984               923
                                                    -------           -------
Total current liabilities                            13,883            15,734
Long-term debt                                        2,468             1,467
Other long-term liabilities                             402               468
Total shareholders' equity                           26,906            27,583
                                                    -------           -------
        Total                                       $43,659           $45,252
                                                    =======           =======



       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

                                                     1996              1995
                                                 -------------     -------------
                                                         (in thousands,
                                                     except per share data)

Net sales                                           $13,416           $9,110
Cost of sales                                         9,878            5,480
                                                    -------           ------
Gross profit                                          3,538            3,630
Total operating expenses                              4,750            3,457
                                                    -------           ------
Income (loss) from operations                        (1,212)             173
Other income                                             21              264
                                                    -------           ------
Earnings (loss) before income taxes                  (1,191)             437
Income tax benefit (expense)                            409             (109)
                                                    -------           ------
Net earnings (loss)                                 $  (782)          $  328
                                                    =======           ======

Net earnings (loss) per share                       $  (.17)          $  .07
                                                    =======           ======

Weighted average common and common equivalent
    shares outstanding                                4,660            4,648
                                                    =======           ======



       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC.
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
-------------------------------------------------------------------------------

                                                     1996              1995
                                                 -------------     -------------
                                                        (in thousands)

Net cash provided by (used in)
  operating activities                              $(5,490)          $  (868)

Cash flows from investing activities:
     Proceeds from short-term investments             1,079             1,422
     Additions to property, plant and
       equipment, net                                (1,179)             (534)
                                                    -------           -------
       Net cash provided by (used in)
         investing activities                          (100)              888
                                                    -------           -------

Cash flows from financing activities:
     Proceeds from short-term borrowings              2,111                 -
     Proceeds from issuance of long-term debt           951                 -
     Proceeds from issuance of common stock             109                16
                                                    -------           -------
          Net cash provided by financing activities   3,171                16
                                                    -------           -------

Net increase (decrease) in cash and cash
  equivalents                                        (2,419)               36

Cash and cash equivalents, beginning of the year      3,458             5,323
                                                    -------           -------

Cash and cash equivalents, end of period            $ 1,039           $ 5,359
                                                    =======           =======

Supplemental information:
     Cash paid during the period for interest       $    77           $    15
     Cash paid during the period for income taxes   $ 1,020           $    32



       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC.
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three-month period ended December 31, 1996 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 1996 and the results of its operations and its cash flows for the three-month periods ended December 31, 1996 and 1995.

     The balance sheet at September 30, 1996 has been condensed from the audited balance sheet as of that date.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Earnings per share

     Earnings per share are based on the weighted average number of common shares outstanding during the period after adjusting for the dilutive effect of outstanding stock options.

4.   Accounting pronouncement

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its financial statements for the year ended September 30, 1997.

KEY TECHNOLOGY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

This Quarterly Report on Form 10-Q may include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements as to expectations, beliefs and future financial performance, that are based on current expectations and are subject to a number of risks and uncertainties. Actual results or outcomes could differ materially from current expectations due to a number of factors, including, but not limited to, economic conditions, competitive factors and pricing pressures, the failure of new products to compete successfully in either existing or new markets, the potential that the Company might incur substantial warranty expenses with respect to either new products or established products, the inability of the Company's products to meet performance specifications, actual future costs of materials and other operating expenses, the performance and needs of industries served by the Company or the financial capacity of customers in those industries to purchase capital equipment.

Results of Operations
---------------------

For the three-month period ended December 31, 1996, the Company's net loss was $782,000 or $.17 per share on net sales of $13.4 million compared to net earnings of $328,000 or $.07 per share on net sales of $9.1 million for the corresponding period in fiscal 1996. Net sales increased approximately 47% due principally to increased sales of products in the automated inspection system and specialized conveying system product groups. The increased sales in these product groups were spread across the various market segments to which the Company sells. Sales of automated inspection systems resulted principally from shipments of the Company's Tegra(TM) sorting systems. Sales to European and other international customers increased by 133% in the first quarter of fiscal 1996 over the same period last year. Sales of specialized conveying systems to European customers by the Company's recently acquired Dutch subsidiary, Superior B.V., was a significant factor contributing to this increase.

Backlog at the end of the most recent quarter was $16.0 million compared to $15.3 million at December 31, 1995 and $14.7 million at September 30, 1996. The increase in backlog over these prior periods resulted principally from increased orders for the Company's specialized conveying systems and other processing equipment. The Company has experienced a strong and sustaining customer demand for these products, which is seasonally atypical.

Gross profit decreased by $92,000 to $3.5 million in the three months ended December 31, 1996 compared to $3.6 million for the corresponding period in fiscal 1996. Gross profit contribution decreased as a percentage of sales during the quarter principally as a result of a shift in the mix of products sold during the period. Sales of monochromatic Tegra systems, which typically carry lower gross profit margins than other product lines within the automated inspection system group, increased as did sales of vibratory conveying systems in a niche market unfavorably affected by pricing factors. Gross profit for the period was also unfavorably affected by an increased level of charges to warranty expense. The Company expects that its warranty expenses will continue at a somewhat higher level than it has experienced in prior periods due primarily to the extended warranties that it offers on newer products. Management believes that gross profit margins on Tegra systems will improve as a result of cost reduction and value engineering activities. The decreased gross profit as a percentage of sales for specialized conveying systems also reflected an increased contribution to sales volume from lower margined products sold by the Company's Dutch subsidiary. Gross profit was also unfavorably affected by one-time costs associated with the relocation and startup of the new Specialized Conveying Systems manufacturing facility in Walla Walla and the reconfiguration of certain manufacturing processes for the Tegra product line. These relocation, startup and reconfiguration activities also resulted in decreases in production efficiency and increases to manufacturing variances and overhead expenses during the period.

KEY TECHNOLOGY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Operating expenses were $4.7 million compared to $3.5 million for the three-month periods ended December 31, 1996 and 1995, respectively. Selling and marketing expenses increased by 25% to $2.3 million principally due to increased product promotion and trade show expenses, increased staffing and consulting expenses associated with the business unit reorganization, development of the pharmaceutical inspection system market and other activities related to expanding the Company's presence in new markets and product applications. The expense levels in research and development increased by 21% to $1.1 million primarily due to increased staffing levels and product development activities undertaken to improve the field performance of the Tegra sorting system in certain existing market niches, to extend Tegra's capabilities to address new applications and to continue the development of the recently acquired I-300 pharmaceutical inspection system. General and administrative expenses increased by 93% to $1.3 million and principally reflected the effect of increased expense and staffing levels resulting from the reorganization of the Company into two separate business units. Certain of these increased general and administrative expenses had been classified as manufacturing overhead expenses in the comparable period in fiscal 1996. General and administrative expenses also increased as a result of expenses associated with the Company's new European subsidiaries which had not been included in the comparable period of fiscal 1996. For the fiscal quarter ended December 31, 1995, other income was $21,000 compared to $264,000 for the corresponding period in fiscal 1996. Decreased interest income on reduced invested cash balances combined with increased interest expense on increased short- and long-term borrowings were significant contributors to the decrease in other income. In the most recent period, other income also decreased from the corresponding period in fiscal 1996 due to a gain on the sale of a product line which benefited the first quarter of fiscal 1996.

As a result of the decrease in gross profit margins and the increase in operating expenses, the results of operations for the three months ended December 31, 1996 was a net loss of $782,000 compared to net earnings of $328,000 for the three months ended December 31, 1995. Net earnings (loss) were (5.8%) and 3.6% of net sales in the two periods, respectively. The Company expects that pricing pressures affecting gross margins and the lower margin product mix are likely to continue into the second quarter of fiscal 1997.

KEY TECHNOLOGY, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Financial Condition
-------------------

During the first three months of fiscal 1997, net cash used in operating activities totaled $5.5 million. Working capital during this period decreased by $419,000 to $17.3 million. The major factors affecting the decrease in working capital were a decrease in trade accounts receivable of $824,000 and an increase in short-term borrowings of $2.1 million. These factors were offset by an increase in inventory of $1.5 million and decreases in accounts payable and accrued liabilities of $3.0 million and a decrease in customer deposits of $948,000. The decrease in accounts receivable was the result of an increased level of cash collections early in the period which, in turn, resulted from the record level of sales in the fourth quarter of fiscal 1996. The increase in short-term borrowings was principally the result of payments against the higher than normal level of accounts payable and accrued liabilities existing at the beginning of the period and the timing of the maturity dates of the short-term investments which generally extended beyond the end of the quarter, making these invested balances unavailable to fund operating requirements. The increase in inventory resulted principally from forecasted orders for Tegra systems and the increased level of orders for specialized conveying systems. The decrease in accounts payable and accrued liabilities resulted principally from the payment of trade accounts payable balances, accrued income taxes and profit sharing and incentive compensation expenses which had been accrued in the previous fiscal year. The decrease in customer deposits was principally the result of timing differences between the receipt of orders during the quarter and the actual receipt of deposit payments from customers. Additionally, net cash resources totaling approximately $1.0 million were used to fund the acquisition of capital equipment. The Company's operating activities, expenditures for capital equipment and reduction in accounts payable and accrued liabilities and customer deposits, resulted in a $3.5 million decrease in cash and cash equivalents and short-term investments. At the end of the period, the balance of cash and cash equivalents totaled $1.0 million and short-term investments totaled $5.0 million.

The Company has a domestic operating line with a commercial bank which provides for an operating line of credit up to $4.0 million. At December 31,1996 outstanding borrowings under this line of credit totaled $2.25 million. The line of credit is subject to an annual renewal and was renewed subsequent to the end of the period in January 1997. The line of credit under the most recent renewal remains unsecured with terms at one-quarter percent below the bank's prime rate of interest.

The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $860,000, to the Company's subsidiaries in the Netherlands. At December 31, 1996, the Company had no borrowings under this credit facility.

KEY TECHNOLOGY, INC.
PART II.  OTHER INFORMATION
-------------------------------------------------------------------------------



Part II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               None

         (b)   Report on Form 8-K

               No Current Reports on Form 8-K were filed during the three months ended December 31, 1996.

KEY TECHNOLOGY, INC.
SIGNATURES
-------------------------------------------------------------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KEY TECHNOLOGY, INC.
                                        (Registrant)


Date:  February 12, 1997            /s/ THOMAS C. MADSEN
                                    ---------------------------------------
                                    Thomas C. Madsen,
                                    President and Chief Executive Officer


Date:  February 12, 1997            /s/ STEVEN D. EVANS
                                    ---------------------------------------
                                    Steven D. Evans,
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)