Form 10-Q
period 1997-03-31
KEY TECHNOLOGY INC
filed 1997-05-15
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                   ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 1997

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from      to
                                                  ----    ----

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
                  ---------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ----    ----


         The number of shares outstanding of the Registrant's common stock, no par value, on April 30, 1997 was 4,677,464 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1997
TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item  1.  Financial statements
           Condensed consolidated balance sheets, March 31, 1997
            (unaudited) and September 30, 1996................................3
           Condensed unaudited consolidated statements of operations
            for the three months ended March 31, 1997 and 1996 ...............4
           Condensed unaudited consolidated statements of operations
            for the six months ended March 31, 1997 and 1996 .................5
           Condensed unaudited consolidated statements of cash
            flows for the six months ended March 31, 1997 and 1996............6
           Notes to condensed unaudited consolidated financial
            statements........................................................7


Item  2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations..........................................9


PART II.  OTHER INFORMATION

Item  4.  Submission of Matters to a Vote of Security Holders.................11

Item  6.  Exhibits and Reports on Form 8-K....................................11


SIGNATURES....................................................................12

EXHIBIT INDEX.................................................................13


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

                                                                         March 31,                September 30,
                                                                           1997                       1996
                                                                   ----------------------     ----------------------
                                                                                    (in thousands)

                            Assets
---------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                $    896                     $ 3,458
   Short-term investments                                                      2,995                       6,070
   Trade accounts and notes receivable, net                                    9,545                       8,824
   Inventories:
         Raw materials                                                         5,863                       5,728
         Work-in-process and sub-assemblies                                    7,060                       5,322
         Finished goods                                                        1,822                       2,436
                                                                             -------                     -------
                 Total inventories                                            14,745                      13,486
   Other current assets                                                        2,575                       1,632
                                                                             -------                     -------
Total current assets                                                          30,756                      33,470
Property, plant and equipment, net                                             9,545                       8,703
Other assets                                                                   2,939                       3,079
                                                                             -------                    -------
        Total                                                                $43,240                     $45,252
                                                                             =======                     =======

===============================================================
             Liabilities and Shareholders' Equity
---------------------------------------------------------------
Current liabilities:
   Accounts payable                                                         $  3,466                     $ 4,797
   Accrued payroll liabilities and commissions                                 2,278                       3,251
   Income tax payable                                                            -                         1,300
   Other accrued liabilities                                                   2,531                       2,471
   Customer deposits                                                           3,409                       2,992
   Short-term borrowings and debt                                              1,726                         923
                                                                            --------                     -------
Total current liabilities                                                     13,410                      15,734
Long-term debt                                                                 2,025                       1,467
Other long-term liabilities                                                      396                         468
Total shareholders' equity                                                    27,409                      27,583
                                                                            --------                     -------
        Total                                                               $ 43,240                     $45,252
                                                                            ========                     =======
---------------------------------------------------------------

===========================
See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------


                                                                                  1997                  1996
                                                                            -----------------     ----------------
                                                                             (in thousands, except per share data)
Net sales                                                                         $15,286                $8,084
Cost of sales                                                                      10,174                 5,731
                                                                                  -------                ------
Gross profit                                                                        5,112                 2,353
Operating expenses:
   Selling                                                                          1,849                 1,561
   Research and development                                                         1,015                 1,125
   General and administrative                                                       1,312                   789
                                                                                  -------                ------
Total operating expenses                                                            4,176                 3,475
                                                                                  -------                ------
Income (loss) from operations                                                         936                (1,122)
Other income                                                                          115                   184
                                                                                  -------                ------
Earnings (loss) before income taxes                                                 1,051                  (938)
Income tax benefit (expense)                                                         (362)                  318
                                                                                  -------                ------
Net earnings (loss)                                                               $   689               $  (620)
                                                                                  =======               ========

Net earnings (loss) per share                                                     $   .15               $  (.13)
                                                                                  =======               ========
Weighted average common and common equivalent
    shares outstanding                                                              4,673                 4,651
                                                                                  =======               ========

=============================================

See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------


                                                                                  1997                  1996
                                                                            -----------------     ----------------
                                                                             (in thousands, except per share data)

Net sales                                                                         $28,703               $17,194
Cost of sales                                                                      20,053                11,210
                                                                                ---------               -------
Gross profit                                                                        8,650                 5,984
Operating expenses:
   Selling                                                                          4,100                 3,381
   Research and development                                                         2,171                 2,070
   General and administrative                                                       2,654                 1,482
                                                                                ---------               -------
Total operating expenses                                                            8,925                 6,933
                                                                                ---------               -------
Loss from operations                                                                 (275)                 (949)
Other income                                                                          135                   449
                                                                                ---------               -------
Loss before income taxes                                                             (140)                 (500)
Income tax benefit                                                                     47                   208
                                                                                ---------               -------
Net loss                                                                        $     (93)              $  (292)
                                                                                ==========              ========

Net loss per share                                                              $    (.02)              $  (.06)
                                                                                ==========              =========

Weighted average common and common equivalent
    shares outstanding                                                              4,667                   4,649
                                                                                ==========              =========

=========================================

See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------


                                                                                       1997                  1996
                                                                                  ---------------        --------------
                                                                                            (in thousands)


Net cash used in operating activities                                                $(5,168)                $ (843)

Cash flows from investing activities:
     Proceeds from short-term investments                                              3,075                  1,741
     Additions to property, plant and equipment, net                                  (1,982)                (1,224)
                                                                                     --------                -------
          Net cash provided by investing activities                                    1,093                    517
                                                                                     --------                -------

Cash flows from financing activities:
     Proceeds from short-term borrowings                                                 937                      -
     Proceeds from (repayment of) long-term debt                                         424                   (415)
     Proceeds from issuance of common stock                                              152                     26
                                                                                     -------                 ------
          Net cash provided by (used in) financing activities                          1,513                   (389)

Net decrease in cash and cash equivalents                                             (2,562)                  (715)

Cash and cash equivalents, beginning of the year                                       3,458                  5,323
                                                                                     -------                 ------

Cash and cash equivalents, end of period                                            $    896                 $4,608
                                                                                    ========                 =======

Supplemental information:
     Cash paid during the period for interest                                       $    110                 $   23

     Cash paid during the period for income taxes                                   $  1,300                 $  141



======================================

See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three- and six-month periods ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 1997 and the results of its operations for the three- and six-month periods ended March 31, 1997 and 1996 and its cash flows for the six-month periods ended March 31, 1997 and 1996.

     The balance sheet at September 30, 1996 has been condensed from the audited balance sheet as of that date.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Earnings (loss) per share

     Earnings (loss) per share are based on the weighted average number of common shares outstanding during the period after adjusting for the dilutive effect of outstanding stock options. During periods of net loss, the effect of outstanding stock options is anti-dilutive and excluded from the calculation of loss per share.

4.   Accounting pronouncement

     In October 1995, the Financial Accounting Standards Board issued SFAS NO. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which recognized compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its financial statements for the year ended September 30, 1997.

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 changes the standards for computing and presenting earnings per share (EPS) and supersedes APB Opinion No. 15, "Earnings per Share." SFAS 128 simplifies the standards for computing earnings per share and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. In the opinion of management, the effect of adopting SFAS No. 128 on earnings per share for all periods reported will be immaterial.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comments included in this document may include "forward-looking statements" within the meaning of the federal securities laws, including statements as to anticipated future results that are based on current expectations and subject to a number of risks and uncertainties. The following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the ability of new products to compete successfully in either existing or new markets, product development activities, achievement of product performance specifications and related warranty expense, future costs of materials and other operating expenses, competitive factors, the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment.

Results of Operations

For the three-month period ended March 31, 1997, net earnings were $689,000 or $.15 per share on net sales of $15.3 million compared to a net loss of $620,000 or $.13 per share on net sales of $8.1 million for the comparable period in fiscal 1996. Net earnings (loss) were 4.5% and (7.7%) of net sales in the two periods, respectively. For the six months ended March 31, 1997, the Company's net loss was $93,000 or $.02 per share on net sales of $28.7 million compared to a net loss of $292,000 or $.06 per share on net sales of $17.2 million for the corresponding period in fiscal 1996.

Net sales increased approximately $7.2 million or 89% in the three-month period ended March 31, 1997 compared to the corresponding period in fiscal 1996. The increase in net sales between the two periods resulted from increased sales in all three major product groups, with the most significant increases occurring in sales of automated inspection systems followed by increased sales of specialized conveying systems and processing equipment. Sales of automated inspection systems resulted principally from shipments of the Company's Tegra(TM) sorting systems. The initial deliveries of Tegra systems began in the corresponding quarter of the previous fiscal year; only a modest number of systems were shipped during that period. The increase in sales in the second quarter of fiscal 1997 of the Company's specialized conveying systems and other processing equipment over the prior corresponding period resulted principally from the receipt of increased orders for these products during the first quarter of the current fiscal year, which was seasonally atypical. Sales to European customers increased by 50% in the second quarter of fiscal 1997 over the same period last year. Sales of specialized conveying systems to European customers by the Company's recently acquired Dutch subsidiary, Superior B.V., was a significant factor contributing to this increase.

Backlog at the end of the most recent quarter was approximately $14.5 million compared to backlog of $21.7 million at March 31, 1996. The decrease in backlog was partially the result of the increased level of shipments in the more recent period. The backlog level at the corresponding date one year ago, which remains as the Company's record for a quarter-end, had principally resulted from a high volume of orders for the Company's Tegra automated inspection system following its introduction during the first quarter of fiscal 1996.

Gross profit increased by 113% to $5.1 million in the three months ended March 31, 1997 compared to $2.4 million for the corresponding period in fiscal 1996. Gross profit contribution improved, and manufacturing overhead as a percentage of sales decreased, as a result of the increased sales volume during the quarter. A shift in product mix to higher margined systems and improved margins on these systems, primarily within the automated inspection system product group, were also contributing factors to this increase in gross profit. Gross profit for the period was unfavorably affected by an increased level of charges to warranty expense. The Company expects that its warranty expenses will continue at a somewhat higher level than it has experienced in prior periods due primarily to the extended warranties offered on newer products.

Operating expenses were $4.2 million compared to $3.5 million for the three-month periods ended March 31, 1997 and 1996, respectively. Selling and marketing expenses increased by 18% to $1.8 million in the more recent period principally due to increased sales commissions resulting from the increased volume of shipments, increased staffing and consulting expenses associated with the business unit reorganization, development of the pharmaceutical inspection system market and other activities, including increased trade show expenses, related to expanding the Company's presence in new markets and product applications. The expense levels in research and development decreased by 10% to $1.0 million reflecting a moderate reduction in overall R&D spending as certain improvements to the Tegra product line were completed during the quarter. Management expects that expenditures for research and development activities will increase to moderately higher levels over the next several quarters. General and administrative expenses increased by 66% to $1.3 million in the more recent quarter and principally reflected the effect of increased expense and staffing levels resulting from the reorganization of the Company into two separate business units. Certain of these increased general and administrative expenses had been classified as manufacturing overhead expenses in the comparable period in fiscal 1996. General and administrative expenses also increased as a result of expenses associated with the Company's new European subsidiaries which were not included in the comparable period of fiscal 1996. Management expects that almost all such increased general and administrative expenses will also be incurred in future periods. For the reasons outlined above, operating expenses, including research and development, selling and marketing and general and administrative costs, increased by 29% to $8.9 million in the six-month period ended March 31, 1997 from $6.9 million in the comparable period in the previous fiscal year.

For the fiscal quarter ended March 31, 1996, other income was $115,000 compared to $184,000 for the corresponding period in fiscal 1996. For the six-month period ended March 31, 1997, other income was $135,000 compared to other income of $449,000 for the corresponding period in fiscal 1996. Decreased interest income on reduced invested cash balances combined with increased interest expense on increased short- and long-term borrowings were significant contributors to the decrease in other income. In the more recent quarterly period, other income also benefited from moderately improved royalty and other miscellaneous income compared to the corresponding quarter last year. In the more recent six-month period, other income also decreased from the corresponding period in fiscal 1996 due to a gain on the sale of a product line which benefited the first quarter of fiscal 1996.

Net sales for the six-month period ended March 31, 1997 increased 67% to $28.7 million from $17.2 million in the comparable period last year. Net sales increased due to increased sales of products in all three primary product groups: automated inspection systems, specialized conveying systems and the processing equipment product groups. The increased sales in these product groups were generally spread across the various market segments to which the Company sells.

For the six months ended March 31, 1997, gross profit increased by $2.7 million or 45% to $8.7 million from $6.0 million in the six months ended March 31, 1996. Gross profit contribution during the six-month period ended March 31, 1997 increased over the corresponding period in 1996 due principally to the increased sales volume, the shift in product mix to higher margined systems and improved margins on these systems, and decreased manufacturing overhead as a percentage of sales experienced in the more recent fiscal quarter. These favorable factors which benefited gross margin contribution were offset somewhat by the increased warranty expenses discussed above.

The results of operations for the six months ended March 31, 1997 were a net loss of $93,000 compared to a net loss of $292,000 for the corresponding period in fiscal 1996. Net losses were 0.3% and 1.7% of net sales in the two periods, respectively.

Liquidity and Capital Resources

For the six-month period ended March 31, 1997, net cash used in operating activities totaled $5.2 million compared to $843,000 in the corresponding period in fiscal 1996. Upon their maturity, short-term investments in a net amount of $3.1 million were utilized to partially fund these operating requirements during the six-month period ended March 31, 1997. The Company used $3.6 million in cash to decrease trade accounts payable balances and pay accrued income taxes and certain accrued payroll liabilities, including profit sharing and incentive compensation expenses, which had been accrued in the previous fiscal year. Additionally, operating activities resulted in the use of $1.3 million to fund an increase in inventories. Net cash resources totaling $2.0 million were also used to fund the acquisition of capital equipment. At March 31, 1997, the Company had no material commitments for capital expenditures.

Cash flows from financing activities for the six months ended March 31,1997 included $937,000 in borrowings under the Company's operating lines of credit. In the first quarter of fiscal 1997, the Company's Dutch subsidiary, Suplusco B.V., refinanced certain long-term debt and borrowed an additional 1.6 million guilders or approximately $850,000 from a Dutch bank. The subsidiary used proceeds from this debt to retire a note to the Company issued during the acquisition of Suplusco B.V. and its subsidiary, Superior B.V., in the fourth quarter of fiscal 1996. As a result, total consolidated long-term debt increased by $424,000 for the six months ended March 31,1997. Proceeds from the issuance on common stock during the period under the Company's employee stock option and stock purchase plans totaled $152,000.

During the six-month period ended March 31, 1997, working capital decreased by $390,000 to $17.3 million. Short-term borrowings increased by $803,000 principally the result of the timing of the maturity dates of the short-term investments which generally extended beyond the end of the quarter, making these invested balances unavailable to fund operating requirements. Inventory increased $1.3 million principally as a result of forecasted orders for Tegra systems and the increased level of orders for specialized conveying systems. The Company is attempting to achieve a better balance of its inventory to sales ratio. Trade accounts receivable increased $721,000 as a result of a high level of shipments at the end of the period. Other current assets increased $943,000 as a result of deposits paid to third-party manufacturers of equipment which will be resold to customers.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At March 31,1997 outstanding borrowings under this line of credit totaled $1.0 million. The line of credit is subject to an annual renewal and was renewed in January 1997. The line of credit under the most recent renewal remains unsecured with terms at one-quarter percent below the bank's prime rate of interest.

The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $800,000, to the Company's subsidiaries in the Netherlands. At March 31,1997, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $2.6 million decrease in cash and cash equivalents and short-term investments. At the end of the period, the balance of cash and cash equivalents totaled $896,000 and short-term investments totaled $3.0 million. The Company believes that its cash and short-term investments, cash generated from operations and borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Part II.  OTHER INFORMATION

Item     4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on February 5, 1997. Voting common shareholders took the following actions at the meeting:

         1. The shareholders voted to elect the following nominees to the Company's Board of Directors:
                                            Votes                 Votes
                                             For                Abstaining
                                       -----------------    -------------------
              Harold R. Frank             4,278,761               17,244
              Edfred L. Shannon Jr.       4,278,561               17,444

                  Other directors whose term of office as a director continued after the meeting are as follows:

                      Thomas C. Madsen
                      James H. Stanton
                      Glenn A. Waller
                      Gordon Wicher


         2. The shareholders voted to ratify management's selection of independent auditors for the 1997 fiscal year by the affirmative vote of 4,284,300 shares, with 2,955 shares voting against the proposal and 8,750 shares abstaining.


Item     6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             (10.1)    Business Loan Agreement dated January 29, 1997 between
                          Registrant and U.S. Bank of Washington, N.A.

             (27)      Financial Data Schedule

         (b) Reports on Form 8-K

             No Current Reports on Form 8-K were filed during the three months ended March 31, 1997.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         KEY TECHNOLOGY, INC.
                                           (Registrant)


Date: May 14, 1997                       By /s/ Thomas C. Madsen
                                           ----------------------------
                                           Thomas C. Madsen,
                                           President and Chief Executive
                                              Officer



Date: May 14, 1997                       By /s/ Steven D. Evans
                                            ---------------------------
                                            Steven D. Evans,
                                            Vice President of Finance and
                                            Administration and Chief Financial
                                           (Principal Financial and Accounting
                                             Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1997

--------------------------------------------------------------------------------


EXHIBIT INDEX

Exhibit                                                                    Page
-------

         10.1     Business Loan Agreement...................................16

         27       Financial Data Schedule...................................32