Form 10-Q
period 1997-06-30
KEY TECHNOLOGY INC
filed 1997-08-14
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                 ---------------------------------------------

                                    FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 1997

                                       or

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

                                 (509) 529-2161
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     The number of shares outstanding of the Registrant's common stock, no par value, on July 31, 1997 was 4,682,594 shares.

                                                        14
KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1997
TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item  1.  Financial statements
            Condensed consolidated balance sheets, June 30, 1997
                (unaudited) and September 30, 1996...........................3
            Condensed unaudited consolidated statements of earnings
                for the three months ended June 30, 1997 and 1996............4
            Condensed unaudited consolidated statements of earnings
                for the nine months ended June 30, 1997 and 1996 ............5
            Condensed unaudited consolidated statements of cash
                flows for the nine months ended June 30, 1997 and 1996.......6
            Notes to condensed unaudited consolidated financial
                statements...................................................7

Item  2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................9


PART II.  OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K..................................13


SIGNATURES..................................................................14

EXHIBIT INDEX...............................................................16

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1997 (UNAUDITED) AND SEPTEMBER 30, 1996

--------------------------------------------------------------------------------

                                                                         June 30,                September 30,
                                                                           1997                       1996
                                                                   ----------------------     ----------------------
                                                                                     (in thousands)
                            Assets
---------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                 $ 3,522                     $ 3,458
   Short-term investments                                                          -                       6,070
   Trade accounts and notes receivable, net                                    7,950                       8,824
   Inventories:
         Raw materials                                                         6,489                       5,728
         Work-in-process and sub-assemblies                                    5,504                       5,322
         Finished goods                                                        3,335                       2,436
                                                                             -------                     -------
                 Total inventories                                            15,328                      13,486
   Other current assets                                                        2,253                       1,632
                                                                             -------                     -------
Total current assets                                                          29,053                      33,470
Property, plant and equipment, net                                             9,421                       8,703
Other assets                                                                   2,875                       3,079
                                                                             -------                     -------
        Total                                                                $41,349                     $45,252
                                                                             =======                     =======

             Liabilities and Shareholders' Equity
---------------------------------------------------------------
Current liabilities:
   Accounts payable                                                          $ 3,031                     $ 4,797
   Accrued payroll liabilities and commissions                                 2,548                       3,251
   Income tax payable                                                             54                       1,300
   Other accrued liabilities                                                   2,546                       2,471
   Customer deposits                                                           2,583                       2,992
   Short-term borrowings and debt                                                676                         923
                                                                             -------                     -------
Total current liabilities                                                     11,438                      15,734
Long-term debt                                                                 1,954                       1,467
Other long-term liabilities                                                      406                         468
Total shareholders' equity                                                    27,551                      27,583
                                                                             -------                     -------
        Total                                                                $41,349                     $45,252
                                                                             =======                     =======

       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                  1997                  1996
                                                                            -----------------     ----------------
                                                                             (in thousands, except per share data)
Net sales                                                                         $13,951               $17,304
Cost of sales                                                                       9,607                 9,632
                                                                                  --------              --------
Gross profit                                                                        4,344                 7,672
Operating expenses:
   Selling                                                                          1,866                 1,986
   Research and development                                                         1,215                 1,006
   General and administrative                                                       1,198                   878
                                                                                  --------              --------
Total operating expenses                                                            4,279                 3,870
                                                                                  --------              --------
Income from operations                                                                 65                 3,802
Other income                                                                           87                    97
                                                                                  --------              --------
Earnings before income taxes                                                          152                 3,899
Income tax expense                                                                    (58)               (1,120)
                                                                                  --------              --------
Net earnings                                                                      $    94               $ 2,779
                                                                                  ========              ========

Net earnings per share                                                            $   .02               $   .60
                                                                                  ========              ========
Weighted average common and common equivalent
    shares outstanding                                                              4,679                 4,653
                                                                                  ========              ========

       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                  1997                  1996
                                                                            -----------------     ----------------
                                                                             (in thousands, except per share data)

Net sales                                                                         $42,654               $34,498
Cost of sales                                                                      29,660                20,842
                                                                                  --------              ---------
Gross profit                                                                       12,994                13,656
Operating expenses:
   Selling                                                                          5,966                 5,367
   Research and development                                                         3,386                 3,076
   General and administrative                                                       3,852                 2,360
                                                                                  ---------             ---------
Total operating expenses                                                           13,204                10,803
Income (loss) from operations                                                        (210)                2,853
Other income                                                                          223                   546
                                                                                  ---------             ---------
Earnings before income taxes                                                           13                 3,399
Income tax expense                                                                    (11)                  (912)
                                                                                  ---------             ---------
Net earnings                                                                      $     2                $ 2,487
                                                                                  =========             =========

Net earnings per share                                                            $   .00                $  .54
                                                                                  =========             =========
Weighted average common and common equivalent
    shares outstanding                                                              4,671                 4,651
                                                                                  =========             =========


       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                       1997                  1996
                                                                                  ---------------        --------------
                                                                                             (in thousands)
Net cash provided by (used in) operating activities                                 $ (4,102)               $    694

Cash flows from investing activities:
     Proceeds from short-term investments                                              6,070                   2,709
     Additions to property, plant and equipment, net                                  (2,360)                 (1,740)
                                                                                    ---------               ---------
          Net cash provided by investing activities                                    3,710                     969
                                                                                    ---------               ---------

Cash flows from financing activities:
     Proceeds from (repayment of) short-term borrowings                                 (114)                      -
     Proceeds from (repayment of) long-term debt                                         354                    (437)
     Proceeds from issuance of common stock                                              216                      60
                                                                                    ---------               ---------
          Net cash provided by (used in) financing activities                            456                    (377)
                                                                                    ---------               ---------

Net increase in cash and cash equivalents                                                 64                   1,286

Cash and cash equivalents, beginning of the year                                       3,458                   5,323
                                                                                    ---------               ---------

Cash and cash equivalents, end of period                                              $3,522                  $6,609
                                                                                    =========               =========

Supplemental information:
     Cash paid during the period for interest                                       $    169                 $    36
     Cash paid during the period for income taxes                                   $  1,318                 $   253
     Equipment obtained through lease financing                                     $      -                 $   274
                                                                                    =========               =========


       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1996. The results of operations for the three- and nine-month periods ended June 30, 1997 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 1997 and the results of its operations for the three- and nine-month periods ended June 30, 1997 and 1996 and its cash flows for the nine-month periods ended June 30, 1997 and 1996.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which will be effective for the Company beginning October 1, 1998. SFAS No. 131 redefines how operating segments are determined and requires qualitative disclosure of certain financial and descriptive information about a company's operating segments. The Company has not yet completed its analysis of which operating segments it will report on.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Comments included in this document may include "forward-looking statements" within the meaning of federal securities laws, including statements as to anticipated future results that are based on current expectations and subject to a number of risks and uncertainties. The following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the ability of the Tegra product line to rebound and sustain an improved level of customer acceptance, achievement of product performance specifications and related product upgrade or warranty expenses, the ability of new products to compete successfully in either existing or new markets, product development activities, future costs of materials and other operating expenses, competitive factors, the potential impact of technology advances on inventory obsolescence, the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment.

Results of Operations
---------------------

For the three-month period ended June 30, 1997, net earnings were $94,000 or $.02 per share on net sales of $14.0 million compared to net earnings $2.8 million or $.60 per share on net sales of $17.3 million for the corresponding period in fiscal 1996. For the nine months ended June 30, 1997, the Company's net earnings were $2,000 or $.00 per share on net sales of $42.7 million compared to net earnings $2.5 million or $.54 per share on net sales of $34.5 million for the corresponding period in fiscal 1996.

THREE MONTHS. The decrease in net sales of approximately $3.4 million or 19% in the more recent three-month period compared to the corresponding period in fiscal 1996 resulted principally from decreased sales of automated inspection systems partially offset by increased sales of specialized conveying systems and, to a lessor degree, by increased sales of processing equipment and service revenues. The decreased sales volume of automated inspection systems, principally for the Company's Tegra(TM) sorting systems, was due partially to certain customers deferring orders for additional systems pending the results of the Company's completion of certain field upgrades to improve performance of installed systems. The technical modifications to previously shipped Tegras, which the Company considers as a long-term investment in its customer base, have now been substantially completed. The Company believes these modifications have resulted in significant improvements in performance and reliability and has modified its current product design accordingly.

Sales to European customers during the third quarter increased by nearly 470% over the corresponding quarter in 1996 due principally to increased sales of both specialized conveying systems and automated inspection systems. Sales of specialized conveying systems to European customers by the Company's Dutch subsidiary, Superior B.V., was a significant factor contributing to this increase. Sales of each of the Company's three primary product groups to international markets other than Europe decreased in the fiscal quarter ended June 30, compared to the corresponding prior period.

Backlog at the end of the most recent quarter was approximately $9.0 million compared to backlog of $18.4 million at June 30, 1996. The decrease in backlog was principally the result of decreased orders for automated inspection systems, primarily for Tegra systems, during the nine-month period ended June 30, 1997 compared to the corresponding period in fiscal 1996. The backlog level at the corresponding date one year ago had principally resulted from a high volume of orders for the Company's Tegra automated inspection system following its introduction during the first quarter of fiscal 1996.

Gross profit decreased by $3.3 million or 43% to $4.34 million in the three months ended June 30, 1997 compared to $7.67 million for the corresponding period in fiscal 1996. While gross profit margin contribution rates within each product line improved in the more recent period compared to the third quarter of fiscal 1996, the decreased sales of Tegra systems resulted in a shift in product mix to lower margined systems and was a principal contributing factor to the decrease in overall gross profit. Warranty expenses, principally related to the technical modifications of previously installed Tegra systems upgraded in the field, increased by 130% to $1.07 million in the third quarter of fiscal 1997 compared to the corresponding period last year. While these costs have been somewhat higher than earlier estimated, management believes that the unfavorable impact has been substantially accounted for in our operating results for the nine-month period ended June 30, 1997.

Operating expenses were $4.3 million compared to $3.9 million for the three-month periods ended June 30, 1997 and 1996, respectively. General and administrative expenses increased by 36% to $1.2 million in the more recent quarter and principally reflected the effect of increased expense and staffing levels resulting from the reorganization of the Company into two separate business units. Certain of these increased general and administrative expenses had been classified as manufacturing overhead expenses in the comparable period in fiscal 1996. General and administrative expenses also increased as a result of expenses associated with the Company's new European subsidiaries which were not included in the comparable period of fiscal 1996. Management expects that almost all such increased general and administrative expenses will also be incurred in future periods. The expense levels in research and development increased by 21% to $1.2 million reflecting an increase in overall R&D spending as certain improvements to the Tegra product line were completed during the quarter. Management expects that, over the next several quarters, expenditures for research and development activities will continue at levels near those incurred in the more recent quarterly period. Selling and marketing expenses decreased by 6% to $1.9 million in the more recent period principally due to decreased sales commissions and other incentive compensation resulting from the decreased volume of shipments and decreased trade show and advertising expenses compared to the higher levels of such expenses incurred in the third quarter of fiscal 1996, which were associated with the market introduction of Tegra. These reductions to selling and marketing expenses were offset somewhat by increased staffing associated with the business unit reorganization and development of the pharmaceutical inspection system market. For the reasons outlined above, operating expenses, including research and development, selling and marketing and general and administrative costs, increased by 22% to $13.2 million in the nine-month period ended June 30, 1997 from $10.8 million in the comparable period in the previous fiscal year.

NINE MONTHS. Net sales for the nine-month period ended June 30, 1997 increased 24% to $42.7 million from $34.5 million in the corresponding period last year. Increased sales of specialized conveying systems, both in Europe and domestically, followed by increased sales of processing systems, were the principal contributors to the increase in revenues. Sales of automated inspection systems were nearly equal between the two periods.

For the nine months ended June 30, 1997, gross profit contribution decreased by $662,000 or 5% to $13.0 million from $13.7 million in the nine months ended June 30, 1996. A shift in product mix to an increased sales volume of specialized conveying systems relative to the higher margined automated inspection systems resulted in a decrease in gross margin as a percentage of sales. Additionally, increased Tegra-related warranty expenses and increased manufacturing labor and overhead expenses as percentages of sales also contributed to the decrease in gross profit contribution.

For the nine-month period ended June 30, 1997, other income was $223,000 compared to $546,000 for the corresponding period in fiscal 1996. Decreased interest income on reduced invested cash balances combined with increased interest expense on increased short- and long-term borrowings were significant contributors to the decrease in other income. In the more recent period, other income benefited from moderately improved scrap and royalty income.

Net earnings for the nine months ended June 30, 1997 were $2,000 compared to net earnings of $2.5 million for the corresponding period in fiscal 1996. Net earnings were 0.0% and 7.2% of net sales in the two periods, respectively.

Liquidity and Capital Resources
-------------------------------

For the  nine-month  period  ended  June 30,  1997,  net cash used in  operating activities totaled $4.1 million compared to net cash provided by operating activities totaling $694,000 in the corresponding period in fiscal 1996. Upon their maturity, short-term investments in a net amount of $6.1 million were utilized to partially fund these operating requirements during the nine-month period ended June 30, 1997. The Company used $3.6 million in cash to decrease trade accounts payable balances and pay accrued income taxes and certain accrued payroll liabilities, including profit sharing and incentive compensation expenses, which had been accrued in the previous fiscal year. Additionally, operating activities resulted in the use of $1.8 million to fund an increase in inventories. Net cash resources totaling $2.4 million were also used to fund the acquisition of capital equipment. At June 30, 1997, the Company had no material commitments for capital expenditures.

The Company's cash flows from financing activities for the nine months ended June 30, 1997 was affected by the repayment of $114,000 in borrowings under the Company's operating lines of credit. As a result of previously disclosed financing activities by the Company's Dutch subsidiaries and repayment of debt, total consolidated long-term debt increased by $354,000 for the nine months ended June 30, 1997. Proceeds from the issuance of common stock during the nine-month period under the Company's employee stock option and stock purchase plans totaled $216,000.

During the nine-month period ended June 30, 1997, working capital decreased by $121,000 to $17.6 million from the amount at September 30, 1996. Trade accounts receivable decreased $874,000 as a result of a lower level of shipments during the third quarter of fiscal 1997. Inventory increased $1.8 million principally as a result of forecasted orders for Tegra systems, including ten Tegra systems which were provided to customers on a trial basis as of the end of the period, and the increased level of orders for specialized conveying systems. The Company is attempting to achieve a better balance of its inventory to sales ratio and expects its investment in inventories to decrease in the fourth quarter of fiscal 1997. Other current assets increased $621,000 as a result of deposits paid to third-parties and prepaid income taxes. Short-term borrowings decreased by $247,000.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At June 30,1997, the Company had no borrowings under this credit facility.

The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $765,000, to the Company's subsidiaries in the Netherlands. At June 30,1997, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $64,000 increase in cash and cash equivalents during the nine-month period. At the end of the period, the balance of cash and cash equivalents totaled $3.5 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
PART II.  OTHER INFORMATION

-------------------------------------------------------------------------------

Part II.  OTHER INFORMATION

Item     6.       Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  (27)   Financial Data Schedule

         (b)      Report on Form 8-K

                  No Current Reports on Form 8-K were filed during the three months ended June 30, 1997.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KEY TECHNOLOGY, INC.
                                              (Registrant)


Date:  August 14, 1997                     /s/ THOMAS C. MADSEN
                                           --------------------
                                           Thomas C. Madsen,
                                           President and Chief Executive Officer


Date:  August 14, 1997                     /s/ STEVEN D. EVANS
                                           -------------------
                                           Steven D. Evans,
                                           Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer
                                          (Principal Financial and Accounting
                                              Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR PERIOD ENDED JUNE 30, 1997

--------------------------------------------------------------------------------

EXHIBIT INDEX

Exhibit                                                     Page
-------                                                     ----

 27       Financial Data Schedule                            16