Form 10-K
period 1997-09-30
KEY TECHNOLOGY INC
filed 1997-12-19
CIK 906193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended September 30, 1997

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from ____ to ____

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the Registrant's common stock held by non-affiliates on December 4, 1997 (based on the last sale price of such shares) was approximately $57,423,970.

        The number of shares of the Registrant's common stock outstanding on December 4, 1997 was 4,687,671 shares of common stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Parts of Registrant's Proxy Statement dated January 5, 1998 prepared in connection with the Annual Meeting of Shareholders to be held on February 4, 1998 are incorporated by reference into Part III of this Report.

                              KEY TECHNOLOGY, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                                   PAGE
    Item 1.    BUSINESS................................................................    1

    Item 2.    PROPERTIES..............................................................    8

    Item 3.    LEGAL PROCEEDINGS.......................................................    8

    Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................    8


PART II

    Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.....................................................    9

    Item 6.    SELECTED FINANCIAL DATA.................................................   10

    Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.....................................   11

    Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK  ..........................................................   14

    Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................   15

    Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.....................................   33


PART III

    Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................   33

    Item 11.   EXECUTIVE COMPENSATION..................................................   33

    Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT..........................................................   33

    Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................   33


PART IV

    Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K................................................................   34

    SIGNATURES ........................................................................   37

    EXHIBIT INDEX......................................................................   38

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

        In the first quarter of fiscal 1997, the Company completed a reorganization of its domestic operations into business units comprised of the Company's two major product groups: Automated Inspection Systems (AIS) and Specialized Conveying Systems (SCS). The AIS business unit, which includes the Tegra(R) product line, remained in the Company's present 150,000 square foot facility. The SCS business unit was relocated into a 100,000 square foot manufacturing facility which was leased in fiscal 1996 and is near the Company's headquarters facility in Walla Walla, Washington. Both of these business units continue to serve customers in the Company's primary market, the food processing industry, through common sales and distribution channels.

        During fiscal 1997, the Company also reorganized the ownership structure of its European operations by transferring the common stock of those entities to the Company's wholly-owned domestic subsidiary, Key Technology Holdings U.S.A., LLC. Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings U.S.A., LLC and in turn owns Key Technology B.V. and Superior B.V. The Company utilizes Key Technology B.V. as the primary sales and service organization for its European operations. Superior B.V. is a manufacturer of specialized conveying systems. Suplusco Holding B.V. and its subsidiaries are located in The Netherlands.

        Subsequent to the end of the year, the Company and GE Capital's Vendor Financial Services business entered into an agreement creating Key Technology Financial Services (KTFS). Through KTFS, GE Capital will provide customized financial services to customers of the Company for the acquisition and servicing of equipment manufactured and distributed by the Company. Under the terms of the agreement, the Company will not retain recourse obligations unless it specifically elects to do so on an individual transaction basis.


INDUSTRY BACKGROUND

FOOD PROCESSING INDUSTRY

        Historically, defect removal and quality control in the food processing industry have been labor intensive and dependent upon and limited by the variability of the work force. Food processors must process large quantities of raw product through different stages, including sorting to remove defective pieces and inspection for quality. The frequency and severity of defects in the raw product is highly variable depending upon local factors affecting crops. The industry has sought to replace manual methods with automated systems that achieve higher yield, better quality and reduced cost.

        In addition, quality analysis usually involves the manual removal of a sample of product from the processing line at periodic intervals (typically every 15 to 30 minutes). Such samples are then analyzed in the plant's laboratory for color, length, width, area, perimeter, shape and defects. These imprecise sampling techniques and the potential for human error in performing the laboratory analysis are sources of error in generating statistical quality control data. The delay between taking the sample and completing the laboratory analysis may also result in large amounts of product being produced that do not meet quality specifications.

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

        The following table sets forth sales by product category for the periods indicated:

                                            FISCAL YEAR ENDED SEPTEMBER 30,
                                          -----------------------------------
                                            1997          1996          1995
                                          -------       -------       -------
                                                     (IN THOUSANDS)
Automated inspection systems ......       $21,388       $27,699       $17,454
Specialized conveying systems .....        24,388        17,108        14,954
Parts, service and other processing
    equipment .....................        11,492         9,534        10,245
                                          -------       -------       -------
Net sales .........................       $57,268       $54,341       $42,653
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

        All systems in this group use proprietary linear array charged coupled device ("CCD") mono-chromatic (black and white), color or multi-spectral cameras. Each of the cameras scan the product-streams, which move at five or ten feet per second, at the rate of 1,500 or 4,000 times per second and can identify defects as small as 1/16 of an inch (1.5 mm) in diameter. Systems with monochromatic cameras are less expensive and are most effective for product that has a marked disparity in shade between the defect and the good product. Systems with color cameras are required when a variety of defect and product colors occur simultaneously or when the difference in shade between the defect and the good product is more subtle. In 1997, the Company developed multi-spectral systems which utilize either infra-red or ultraviolet technologies, individually or in combination with visible light, to identify defects that may not be detectable by solely using visible light spectra.

        Tegra Automated Inspection System. In fiscal 1996, the Company introduced its fourth generation of automated inspection system sorters. Named Tegra, this generation of automated inspection systems incorporates a number of technological and mechanical advances that result in significant improvements to processing efficiency and product throughput with higher recovery and defect-removal rates. Tegra was designed to replace the Company's third generation ColorSort(R)II and Opti-Sort(R)II systems while providing a technology platform for future product development and potential entry into applications and markets not previously served by the Company. Certain present and potential applications for Tegra systems include potato products, green beans, dried beans, corn, carrots, peas, spinach, peaches, pears, nuts, grains and tobacco.

        Tegra incorporates object-specific IntelliSort(TM) technology. IntelliSort sorting technology recognizes not only color and size, but also shape. This capability provides a solution to previously difficult sorting problems, such as differentiation between green beans and green bean stems. Tegra cameras are capable of high fidelity color-image processing to scan product at a rate of over 4,000 times per second, offering a sensitivity to color subtleties beyond human vision. Tegra also incorporates KeyWare(TM) software that substantially reduces operational complexity. KeyWare consists of application packages, each specifically designed for a single product category that, together with the system's computer hardware capability and networking software, support all standard factory control and automation interfaces. These features allow Tegra to establish data connectivity and communication with a processing plant's computer network system.

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

        AccuScan(R) Quality Control Monitor. AccuScan uses sophisticated optical scanning technology for automated inspection of products. AccuScan is a high-definition, true-color optical scanning system that samples and analyzes product streams on a moving conveyor belt for various quality attributes. AccuScan consists of an on-line scanner connected to a remote UNIX workstation. AccuScan uses proprietary color image processing software to provide an automated analysis of product quality. Data are obtained by analysis of product images that are captured approximately every 7 seconds from a slip stream of product on the conveyor belt. Information regarding customer-defined product variables such as color, length, width, area, perimeter, shape and defects are statistically analyzed to produce accurate, real-time information about product quality. The AccuScan's workstation analyzes the image data and provides real-time quality analysis information in graphical form. The system distributes this information simultaneously to multiple process locations, allowing correction of process trends before the process yields large quantities of out-of-tolerance product. Historical quality data may also be presented to determine trends, review process limits and provide customer documentation of product quality.

        In 1996, the Company was issued a patent covering the combined use of the AccuScan and Tegra systems in closed-loop process control applications. In this application, the AccuScan simultaneously monitors product quality and adjusts sorter operation to ensure product quality meets final specifications, regardless of incoming product condition.

        Pharmaceutical Inspection System. In fiscal 1996, the Company purchased certain inventory, trademarks and patents related to a pharmaceutical inspection product line, the I-300 Pharmaceutical Inspection System, from the Imaging Division of Oncor, Inc. Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals, including tablets, capsules and softgels for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules. The pharmaceutical inspection system also verifies labels and the presence of printing and detects color, size, location and shape defects at processing rates over one million parts per hour. During fiscal 1997, the Company's revenues from sales of the I-300 Pharmaceutical Inspection System to the pharmaceutical market were not material. The Company expects sales of these systems will likely remain at moderate levels during fiscal 1998.

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

        Iso-Flo Vibratory Conveying Systems. The Company's principal specialized conveying system is its patented Iso-Flo vibratory conveyor system, which was introduced in 1978. The Iso-Flo conveyor is a type of pan conveyor. Pan conveyors are common throughout industries that process product streams of discrete pieces, especially the food processing industry. Pan conveyors move product pieces by vibrating the pan at high frequency along a diagonal axis, upward and forward. This action propels the product ahead in small increments and distributes it evenly for close control of movement and presentation.

        Most Iso-Flo conveyors are custom designed and engineered by the Company to customer specifications. Iso-Flo systems are used in a variety of processing applications, including potato products, vegetables and fruits (green beans, peas, carrots, corn, peaches, pears, cranberries and apples), snack foods, cereals, pet foods, poultry, seafood and certain nonfood products.

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

PARTS AND SERVICE

        The Company typically provides system installation support services which are included in the sales price of certain of its products, principally the AIS systems. In addition, the Company generates revenues from the sale of spare parts and post-sale field and telephone-based repair services to support its customers' routine maintenance requirements and seasonal equipment startup and winterization processes. The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth and expects to devote additional resources in fiscal 1998 to increase such sales.

CUSTOMERS AND MARKETS

        The Company's primary market is the food processing industry. The largest market segments for the Company's products have been potatoes (principally french fries), vegetables and snack foods. The Company has also penetrated other food market segments, including fruits, cereals and pet foods. The Company believes many additional applications for its systems exist in both food and nonfood markets.

        The principal potato market served by the Company's systems is french fries. French fries comprise approximately 85% of the over eight billion pounds of frozen potato products processed annually in the United States. The expansion of American-style fast food chains in foreign countries is resulting in parallel development of the frozen french fry market overseas.

        The Company's products are used in the fruit and vegetable processing market where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable market segments for the Company are green beans, corn, carrots, peas, onions, apples, pears, cranberries and peaches. The Company's prospects for sales in the vegetable and fruit industry benefit from its recent development of reliable and accurate color automated inspection systems, since defect detection in most fruit and vegetable segments requires color analysis. The Company's sales to the fruit and vegetable market segments have also increased as a result of the introduction of the Tegra automated inspection system which more accurately detects the subtle defects typically found in vegetables and fruits.

        The acquisition of Superior B.V. in fiscal 1996 provides the Company with a manufacturing base from which it can more rapidly manufacture and deliver conveying systems to European customers. With a historical mix of up to 30% of Superior's business outside of the food industry in mining, automotive and foundry applications, the acquisition also positions the Company for further market diversification. The Company also advanced its diversification strategy in fiscal 1996 by acquiring a pharmaceutical inspection system. The Company expects to sell pharmaceutical systems together with other current and anticipated products to address the needs of pharmaceutical manufacturers in the United States, Puerto Rico and Europe.

        Export and foreign sales for the fiscal years ended September 30, 1997, 1996 and 1995 accounted for 32%, 34% and 27% of net sales in each such year, respectively. Nearly all export sales of products manufactured in the United States have been denominated in U.S. dollars. Sales in Europe of spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies. In its export and foreign sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase the sales prices in local currencies of the Company's products in international markets; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. Additional information regarding export and foreign sales is set forth in Note 13 to the Company's Consolidated Financial Statements for the year ended September 30, 1997.

        The Company does not rely on annual recurring sales to particular customers. However, the Company's customers often make periodic large purchases of complete systems. Therefore, while in any given fiscal year sales to a single customer might represent 10 percent or more of the Company's consolidated revenues, the Company believes the loss of such customer would not have a material adverse effect on the Company. No single customer accounted for more than 10% of net sales during fiscal 1997.

        The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington; Rockville, Maryland; and Beaver Dam, Wisconsin. The Company also has two subsidiaries in The Netherlands, a sales and service office in Rijssen and a manufacturing facility in Beusichem. Sales are made in Australia and New Zealand through an independent distributor which the Company also licenses to manufacture certain of its products.

ENGINEERING, RESEARCH AND DEVELOPMENT

        At September 30, 1997, the Company's engineering department had 80 technical and support employees who conduct new product research and development, sustaining engineering for released products and project engineering for custom systems. The department includes electronic, mechanical and software engineers, mathematicians and technical support personnel.

        The Company's project engineering teams are responsible for engineering and designing the details of each custom order. A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

        In fiscal 1997, the Company's engineering, research and development expenses were approximately $4.4 million, compared to $4.3 million and $4.0 million in 1996 and 1995, respectively.

MANUFACTURING

        The Company maintains two domestic manufacturing facilities, both located in Walla Walla, and a European manufacturing facility located in The Netherlands. The Company's current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies. Manufacturing activities include process engineering; cutting, welding, fabrication and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration. The Company manufactures products for its AIS business unit in a 150,000 square foot facility constructed in 1990. In response to increased market demand for its products, the Company increased its manufacturing capacity by leasing another 100,000 square foot facility in Walla Walla in early 1996. The Company initiated full-scale production operations for its SCS business unit in this facility during early fiscal 1997. The Company further increased its manufacturing capacity as a result of the acquisition in July 1996 of Superior B.V.

        The Company manufactures certain of its products to Underwriters Laboratories, United States Department of Agriculture and Occupational Safety and Health Administration standards and became qualified in January 1995 for certification to the ISO-9001 quality management and assurance standards. The Company's products also comply with the Canadian Standards Association (CSA) and European CE (Conformite Europeene) safety standards.

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

BACKLOG

        The Company's backlog as of September 30, 1997 and September 30, 1996 was approximately $8.2 million and $14.7 million, respectively. Gross shipments exceeded orders by $6.5 million in fiscal 1997, resulting in a corresponding decrease in backlog from the closing backlog in fiscal 1996. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders. However, the Company believes that backlog is not necessarily a meaningful indicator of future financial results as it typically ships products ordered within eight to thirteen weeks from the date of receipt of the order. Large multiple-unit system orders or orders for systems in high demand may result in longer delivery times.

COMPETITION

        The markets for automated inspection systems and specialized conveying systems are highly competitive. Important competitive factors include price, performance, reliability, and customer support and service. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices. Most of the company's competitors are small, privately held companies located in the United States and Europe that serve specialized market segments. Certain of the Company's competitors may have substantially greater financial, technical, marketing and other resources. The Company's principal competitors are believed to be the SRC Vision subsidiary of Advanced Machine Vision Corporation, Sortex Inc., the Pulsarr B.V. and Elbicon N.V. subsidiaries of Barco N.V., Allen Machinery Co. and FMC Corporation.

PATENTS AND TRADEMARKS

        The Company currently owns twenty outstanding United States patents issued from 1982 through 1997 and nine outstanding patents issued by foreign countries, the first of which expires in 1999. As of December 4, 1997, sixteen United States and foreign patent applications had been filed and are pending. Additional information regarding royalties received by the Company as a result of holding certain patents is set forth in Note 14 to the Company's Consolidated financial Statements for the year ended September 30, 1997.

        The Company has nineteen registered trademarks and applications pending for three trademarks. The Company also attempts to protect its trade secrets and other proprietary information through proprietary information agreements with employees and consultants and other security measures. The laws of certain countries in which the Company's products are or may be manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES

        At September 30, 1997, the Company had 464 full-time employees, including 242 in manufacturing, 80 in engineering, research and development, 97 in marketing, sales and service and 45 in general administration and finance. None of the Company's employees in the United States are represented by a labor union. The Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be excellent.

ITEM 2.  PROPERTIES.

        The Company's corporate headquarters and the manufacturing and research and development facilities for its AIS business unit are in a 150,000 square foot building located on a 20-acre site in Walla Walla, Washington. This modern and efficient facility was custom designed and built for the Company, with construction completed in October 1990. The Company occupies the facility under a lease expiring in 2010. The Company has the option to purchase the facility and related real property at any time during the remaining lease term. In response to increased market demand for its products, the Company increased its manufacturing capacity by occupying another 100,000 square foot facility in Walla Walla beginning in 1996 under a lease expiring in 2005. The Company may extend the lease until 2010. The Company manufactures most of its SCS products in this facility. The Company also manufactures SCS products in an 18,000 square foot facility it owns in Beusichem, The Netherlands. The Company leases office space in the United States in Rockville, Maryland and Beaver Dam, Wisconsin and in Rijssen, The Netherlands. In addition, the Company still owns a manufacturing facility located in Milton-Freewater, Oregon which it vacated in 1991 and intends to sell.


ITEM 3.  LEGAL PROCEEDINGS.

        From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 4, 1997, the Company was not party to any material pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        Shares of the Company's common stock are quoted on the NASDAQ National Market System under the symbol "KTEC" and the following table shows the high and low trading prices per share of the Company's common stock for the two most recent fiscal years ended September 30:

                                            High           Low
                                            ----           ---
                      Fiscal 1997
                          1st Quarter       $27.75         $20.00
                          2nd Quarter        25.75          15.25
                          3rd Quarter        19.375         14.00
                          4th Quarter        17.50          11.75

                      Fiscal 1996
                          1st Quarter       $15.50         $ 9.75
                          2nd Quarter        18.00          12.25
                          3rd Quarter        27.25          16.75
                          4th Quarter        28.50          20.25

        The Company had approximately 3,100 beneficial owners of its common stock, of which 166 are of record, as of December 4, 1997.

        The Company has not historically paid dividends on its common stock. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The current credit facility with the Company's principal domestic bank restricts the payment of dividends on its common stock, other than dividends payable in its stock, or to retire any of the Company's outstanding shares or alter or amend the Company's capital structure without the prior written consent of the bank.

ITEM 6.  SELECTED FINANCIAL DATA.

        The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 1997 has been derived from the audited consolidated financial statements of the Company. The financial data for fiscal years ended September 30, 1993 and 1994 has been derived from consolidated financial statements not included herein. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8, respectively.

                                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                             --------------------------------------------------------
                                              1997        1996        1995        1994         1993
                                             -------     -------     -------     -------     --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net sales ..............................     $57,268     $54,341     $42,653     $31,135     $ 35,293
Cost of sales ..........................      39,451      33,050      25,063      19,500       20,730
                                             -------     -------     -------     -------     --------
Gross profit ...........................      17,817      21,291      17,590      11,635       14,563
Total operating expenses ...............      17,648      15,226      13,638      10,814       10,194
                                             -------     -------     -------     -------     --------
Income from operations .................         169       6,065       3,952         821        4,369
Other income (expense) .................         450       1,061       1,175         613          (56)
                                             -------     -------     -------     -------     --------
Earnings before income taxes ...........         619       7,126       5,127       1,434        4,313
Income tax expense .....................         197       2,252       1,589         488        1,434
                                             =======     =======     =======     =======     ========
Net earnings ...........................     $   422     $ 4,874     $ 3,538     $   946     $  2,879
                                             =======     =======     =======     =======     ========

Earnings per share .....................     $  0.09     $  1.05     $  0.76     $  0.20     $   0.79
                                             =======     =======     =======     =======     ========
Weighted average common and
    common equivalent shares outstanding
                                               4,674       4,652       4,639       4,635        3,645
                                             =======     =======     =======     =======     ========


                                                           SEPTEMBER 30,
                                    ------------------------------------------------------------
                                     1997          1996        1995         1994         1993
                                    ---------    ---------   ---------    ---------    ---------
                                                          (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and
 short-term investments .........     $ 2,896     $ 9,528     $13,699     $10,008     $ 8,085
Working capital .................      17,308      17,736      18,783      16,371      15,249
Property, plant and equipment,
net..............................       9,380       8,703       4,096       3,845       4,316
Total assets ....................      39,441      45,252      31,556      28,981      26,912
Notes payable and current portion
  of long-term debt .............         852         923         415         385         355
Long-term debt, less current
portion..........................       1,293       1,467         825       1,240       1,625
Shareholders' equity ............      28,031      27,583      22,760      19,202      18,207

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        This Annual Report on Form 10-K may include "forward-looking statements" within the meaning of federal securities laws, including statements as to anticipated future results that are based on current expectations and are subject to a number of risks and uncertainties. The following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the ability of the Tegra product line to rebound and sustain an improved level of customer acceptance, achievement of product performance specifications and reduction of related product upgrade or warranty expenses, the ability of new products to compete successfully in either existing or new markets, the cost of product development activities, future costs of materials and other operating expenses, competitive factors, the potential impact of technology advances on inventory obsolescence, the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment.


RESULTS OF OPERATIONS

        For the fiscal years ended September 30, 1997, 1996 and 1995, the Company's net sales were $57.3 million, $54.3 million, and $42.7 million, respectively. Net sales in fiscal 1997 increased by 5% over fiscal 1996. The increased sales in fiscal 1997 resulted principally from a 43% increase in revenues from sales of specialized conveying systems followed by a 21% increase in sales of parts, service and other processing equipment, partially offset by a 23% decrease in sales of automated inspection systems. While domestic sales of specialized conveying systems increased in fiscal 1997 over 1996, the increased sales in this product group benefited principally from the contribution of a full year of revenues by Superior B.V., the Company's European subsidiary which was acquired early in the fourth quarter of fiscal 1996. The decrease in sales of automated inspection systems in fiscal 1997 resulted principally from decreased sales of Tegra automated inspection systems followed by decreased sales of ADR systems. Net sales in fiscal 1996 increased by 27% over fiscal 1995 resulting principally from a 59% increase in sales of automated inspection systems which, in turn, resulted principally from a substantial volume of shipments of Tegra systems, the Company's latest generation of electro-optical sorting systems. The Tegra product line was introduced first to the U.S. market during the first fiscal quarter of 1996 with delivery of systems in full production quantities beginning in the third fiscal quarter of that year. Export and foreign sales accounted for 32%, 34% and 27% of total net sales in fiscal 1997, 1996 and 1995, respectively. While sales to European customers in fiscal 1997 increased by 27% over the prior year, sales to customers in other foreign markets were the principal contributors to an overall increase of 60% in export and foreign sales in fiscal 1996 over 1995.

        The decreased sales volume of the Company's Tegra automated inspection systems was due partially to certain customers deferring orders for additional systems pending the results of the Company's completion of certain field upgrades to improve performance of installed systems. The technical modifications to previously shipped Tegra systems, which the Company considers as a long-term investment in its customer base, were substantially completed late in fiscal 1997. The Company believes these modifications have resulted in significant improvements in performance and reliability and has modified its current product design accordingly. The Company received repeat orders from multiple customers for Tegra systems throughout fiscal 1997 and expects that new and repeat orders for the Tegra product line will contribute to growth in revenues in fiscal 1998 as the advantages of this product line become more widely known, as the Company continues to develop new applications utilizing the Tegra system as a technology platform and as customers of earlier generation products consider upgrading to the new Tegra systems.

        Gross profit was 31%, 39% and 41% of sales in fiscal 1997, 1996 and 1995, respectively. The reduced gross profit margins, as a percentage of net sales, in fiscal 1997 compared to fiscal 1996 resulted principally from a shift in product mix toward lower margin products combined with a substantial increase in Tegra system warranty expenses. Increased manufacturing labor and overhead expenses as percentages of sales also contributed to the decrease in gross profit contribution. While gross profit margin contribution rates within the automated inspection system product line improved in the more recent annual period compared to fiscal 1996, the increased sales of specialized conveying systems and other processing equipment combined with the decreased sales of Tegra and ADR systems resulted in a shift in product mix to lower margined systems. Warranty expenses, principally related to the technical modifications of previously installed Tegra systems upgraded in the field, increased by approximately 100% to $3.2 million in fiscal 1997 compared to the preceding year. The Company has offered a two-year warranty on Tegra systems compared to an industry standard one-year warranty on its other products. However, the Company expects to reposition its warranty policy during fiscal 1998 to offer the industry standard one-year warranty across all of its product offerings. Additionally, management believes that gross profit margins on its automated inspection systems and specialized conveying systems will improve as a result of cost reduction and value engineering activities, which the Company is currently undertaking. The lower profit margins in fiscal 1996 compared to fiscal 1995 resulted principally from increased production costs, manufacturing variances and warranty reserves for Tegra systems relative to the cost structures of the Company's third generation electro-optical sorting systems that Tegra replaced.

        Operating expenses increased to $17.6 million in fiscal 1997 from $15.2 million in fiscal 1996 and from $13.6 million in fiscal 1995 and represented 31%, 28% and 32% of net sales in each such year, respectively. The Company expects that, as a percentage of net sales, total operating expenses in fiscal 1998 may decrease slightly from fiscal 1997 due to anticipated increases in sales volume and moderation in the rate of increase in selling and marketing, as well as general and administrative, expenses.

        Selling and marketing expenses increased to $8.1 million in fiscal 1997 from $7.4 million in fiscal 1996 and $6.8 million in fiscal 1995, and represented 14%, 14% and 16% of net sales in each such year, respectively. In fiscal 1997, selling and marketing expenses increased by approximately 9% compared to fiscal 1996 due principally to increased staffing and travel expenses resulting from the Company's reorganization into business units and expenses associated with the Company's activities in developing a presence in the pharmaceutical inspection systems market. Selling and marketing expenses in fiscal 1996 increased compared to fiscal 1995 as a result of several factors, including increased commission expenses related to the higher level of product sales combined with an increased volume of those sales sold through outside representatives to whom the Company pays higher commission rates. Increased marketing and product promotion expenditures related to the introduction of the Tegra product line also contributed to higher selling and marketing expenses in fiscal 1996. The Company expects to continue devoting additional resources in fiscal 1998 to expand its selling efforts and market presence, both domestically and internationally.

        Research and development expenses increased in fiscal 1997 to $4.4 million from $4.3 million in fiscal 1996 and $4.0 million in fiscal 1995, and represented 8%, 8% and 9% of net sales in each such year, respectively. The majority of the research and development expenses in fiscal 1997 resulted principally from expenditures associated with the development of performance improvements and technical modifications for the Tegra product line. In both fiscal 1996 and 1995, research and development expenses were incurred principally due to Tegra-related new product development activities. The Company expects that research and development expenses in fiscal 1998 may increase slightly compared to fiscal 1997. The Company further expects that research and development activities in fiscal 1998 will focus on extending the capabilities and applications of the technologies contained in Tegra, developing a new product for the potato industry and developing the Company's pharmaceutical product line.

        General and administrative expenses increased to $5.1 million in fiscal 1997 from $3.5 million in fiscal 1996 and $2.9 million in fiscal 1995, and represented 9%, 6% and 7% of net sales in each such year, respectively. The increase in general and administrative expenses in the more recent fiscal year principally reflected the effect of increased staffing levels resulting from the reorganization of the Company into two separate business units. Certain of these increased general and administrative expenses were classified as manufacturing overhead expenses in the comparable period in fiscal 1996. General and administrative expenses also increased as a result of expenses associated with the Company's new European subsidiaries which were included for only the fourth quarter of fiscal 1996. Management expects that almost all such increased general and administrative expenses will also be incurred in future periods. The increased general and administrative expenses in fiscal 1996 compared to 1995 resulted from increased staffing levels and related expenses, as well as expenses associated with the acquisition of Suplusco Holding B.V.

        Other income and expense includes interest income and expense, royalty income and other income from miscellaneous sources. During fiscal 1997, the Company received a royalty payment of $125,000 as part of an agreement to sell certain equipment to one customer, pursuant to which the Company may receive royalty payments through 2001. In an unrelated matter, the Company received payments of $400,000 in each of the fiscal years of 1996 and 1995 related to the settlement of patent litigation in fiscal 1992. The final installment of these settlement payments was received in fiscal 1996. Net interest income in fiscal 1997 was $34,000 compared to $546,000 in fiscal 1996 and $539,000 in 1995.
Decreased interest earnings on reduced balances of funds invested in cash equivalents and short-term investments and increased long-term debt resulted in the reduced net interest income in fiscal 1997 compared to fiscal 1996.

        The Company's effective income tax rate was 32.0%, 31.6%, and 31.0% for fiscal 1997, 1996 and 1995, respectively.

        Net earnings were $422,000 in fiscal 1997 compared to $4.9 million in fiscal 1996 and $3.5 million in fiscal 1995. Net earnings per share were $0.09, $1.05 and $0.76 in fiscal years 1997, 1996 and 1995, respectively. The decrease in net earnings in fiscal 1997 compared to fiscal 1996 resulted principally from the reduced gross margin, which was due to the shift in product mix to lower margin products and increased warranty expenses, the increased operating expenses and from the decreased interest and other income. The increase in net earnings in fiscal 1996 resulted principally from increased sales volume, increases in gross margin resulting from the effect of increased volume, offset by increased production costs, increased warranty reserve expenses and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

        During fiscal 1997, net cash used in operating activities totaled $3.8 million compared to net cash provided by operating activities totaling $2.6 million and $5.3 million in fiscal 1996 and 1995, respectively. The Company used $4.0 million in cash during fiscal 1997 to decrease trade accounts payable balances and accrued customer support and warranty costs and to pay accrued income taxes and certain accrued payroll liabilities, including profit sharing and incentive compensation expenses, which had been accrued in the previous fiscal year. By comparison, cash provided during fiscal 1996 totaled $4.4 million resulting from increases in these liabilities and net cash used during 1995 totaled $122,000 as a result of decreases in such liabilities. As a result of increased sales volumes, accounts receivable during fiscal 1997 and 1996 increased by $73,000 and $5.1 million, respectively, compared to cash provided by a decrease in accounts receivable during fiscal 1995 of $2.7 million. Additionally, operating activities during 1997, 1996 and 1995 resulted in the use of $360,000, $3.8 million and $1.2 million, respectively, to fund increases in inventories.

        Cash flows from investing activities in the form of maturities of short-term investments for the net amounts of $6.1 million and $2.3 million were utilized to partially fund the Company's operating requirements in fiscal 1997 and 1996, respectively, compared to net purchases of short-term investments totaling $6.9 million during 1995. Net cash resources totaling $2.5 million, $3.1 million and $1.3 million were used to fund the acquisition of capital equipment during 1997, 1996 and 1995, respectively. At September 30, 1997, the Company had no material commitments for capital expenditures. During fiscal 1996, cash resources totaling $2.8 million were invested in the acquisition of a subsidiary in Europe, Suplusco Holding B.V., and $377,000 was invested for the purchase of a product line. No such investing activities for acquisitions or product line purchases occurred in either fiscal 1997 or 1995.

        The Company's cash flows from financing activities were affected by the repayments of long-term debt during fiscal 1997, 1996 and 1995 totaling $1.6 million, $1.4 million and $385,000, respectively. Separately, cash flows from the issuance of long-term debt totaled $1.3 million in fiscal 1997 and $833,000 in 1996, with no additional long-term debt being incurred in fiscal 1995. Proceeds from the issuance of common stock under the Company's employee stock option and stock purchase plans during fiscal 1997, 1996 and 1995 totaled $239,000, $96,000 and $82,000, respectively.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. The accommodation also provides for a letter of credit of $410,000 for an Industrial Revenue Bond. Collateral for the letter of credit is primarily manufacturing equipment financed by the Industrial Revenue Bond. At September 30, 1997, the Company had no borrowings under this credit facility.

The Company also maintains a credit facility with a Dutch bank providing for operating lines of credit totaling up to approximately $757,000, which are available to the Company's subsidiaries in the Netherlands. At September 30, 1997, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in decreases in cash and cash equivalents during fiscal 1997, 1996 and 1995 totaling $562,000 $1.9 million and $3.2 million respectively. The balance of cash and cash equivalents totaled $2.9 million, $3.5 million and $5.3 million at the end of fiscal 1997, 1996 and 1995, respectively. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           Title                                                                           Page
           -----                                                                           ----
           Independent Auditors' Report................................................     16

           Consolidated Balance Sheets at September 30, 1997 and 1996..................     17

           Consolidated Statements of Earnings for the three years ended
               September 30, 1997......................................................     18

           Consolidated Statements of Shareholders' Equity for the three years
               ended September 30, 1997................................................     19

           Consolidated Statements of Cash Flows for the three years ended
               September 30, 1997......................................................     20

           Notes to Consolidated Financial Statements..................................     22

INDEPENDENT AUDITORS' REPORT





The Board of Directors and Shareholders
Key Technology, Inc.
Walla Walla, Washington


We have audited the accompanying consolidated balance sheets of Key Technology, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended September 30, 1997. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and Subsidiaries as of September 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

Portland, Oregon
October 31, 1997

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996
(In Thousands, Except Share Data)

ASSETS                                                                    1997         1996

CURRENT ASSETS:
  Cash and cash equivalents                                             $  2,896      $  3,458
  Short-term investments                                                      --         6,070
  Trade accounts and notes receivable, net                                 8,716         8,824
  Inventories                                                             13,846        13,486
  Deferred income taxes                                                    1,243           918
  Prepaid expenses                                                           608           714
                                                                        --------      --------
                      Total current assets                                27,309        33,470

PROPERTY, PLANT, AND EQUIPMENT, NET                                        9,380         8,703

PROPERTY HELD FOR SALE, NET                                                  650           650

GOODWILL AND OTHER INTANGIBLES, NET                                        2,102         2,429
                                                                        --------      --------

TOTAL                                                                   $ 39,441      $ 45,252
                                                                        ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                      $  2,496      $  4,797
  Accrued payroll liabilities and commissions                              2,332         3,251
  Accrued customer support and warranty costs                              1,126         1,368
  Income tax payable                                                         738         1,300
  Other accrued liabilities                                                1,113         1,103
  Customers' deposits                                                      1,344         2,992
  Current portion of long-term debt                                          852           813
  Notes payable                                                               --           110
                                                                        --------      --------

                      Total current liabilities                           10,001        15,734

LONG-TERM DEBT                                                             1,293         1,467

OTHER LIABILITIES                                                             --           121

DEFERRED INCOME TAXES                                                        116           347

COMMITMENTS (Note 9)                                                          --            --

SHAREHOLDERS' EQUITY:
  Preferred stock - no par value; 5,000,000 shares authorized;
    none issued and outstanding                                               --            --
  Common stock - no par value; 15,000,000 shares authorized;
    4,684,446 and 4,657,822 issued and outstanding at September 30,
    1997 and 1996, respectively                                            8,969         8,730
  Retained earnings                                                       19,484        19,062
  Cumulative foreign currency translation adjustment                        (422)         (209)
                                                                        --------      --------

                      Total shareholders' equity                          28,031        27,583
                                                                        --------      --------

TOTAL                                                                   $ 39,441      $ 45,252
                                                                        ========      ========

                 See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED SEPTEMBER 30, 1997
(In Thousands, Except Per Share Data)


                                              1997          1996          1995
NET SALES                                   $ 57,268      $ 54,341      $ 42,653

COST OF SALES                                 39,451        33,050        25,063
                                            --------      --------      --------

               Gross profit                   17,817        21,291        17,590
                                            --------      --------      --------

OPERATING EXPENSES:
  Selling                                      8,104         7,430         6,799
  Research and development                     4,417         4,312         3,956
  General and administrative                   5,127         3,484         2,883
                                            --------      --------      --------

               Total operating expenses       17,648        15,226        13,638
                                            --------      --------      --------

INCOME FROM OPERATIONS                           169         6,065         3,952
                                            --------      --------      --------


OTHER INCOME (EXPENSE):
  Royalty income                                 125           400           400
  Interest income                                280           616           606
  Interest expense                              (246)          (70)          (67)
  Other, net                                     291           115           236
                                            --------      --------      --------

               Total other income                450         1,061         1,175
                                            --------      --------      --------

Earnings before income taxes                     619         7,126         5,127

Income tax expense                               197         2,252         1,589
                                            --------      --------      --------

NET EARNINGS                                $    422      $  4,874      $  3,538
                                            ========      ========      ========

EARNINGS PER SHARE                          $   0.09      $   1.05      $   0.76

                                            ========      ========      ========


WEIGHTED AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING                4,674         4,652         4,639
                                            ========      ========      ========

                 See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 1997
(In Thousands, Except Share Data)


                                                                                     CUMULATIVE
                                                                                      FOREIGN
                                               COMMON STOCK                           CURRENCY
                                       ------------------------        RETAINED      TRANSLATION
                                        SHARES           AMOUNT        EARNINGS       ADJUSTMENT        TOTAL
                                       ---------         ------        --------      -----------       --------
Balance at October 1, 1994             4,637,600         $8,552         $10,650         $  --          $ 19,202

Issuance of common stock upon
 exercise of stock options                10,050             82              --            --                82

Foreign currency translation
 adjustment                                   --             --              --           (62)              (62)

Net earnings                                  --             --           3,538            --             3,538
                                       ---------         ------         -------         -----          --------

Balance at September 30, 1995          4,647,650          8,634          14,188           (62)           22,760

Issuance of common stock upon
 exercise of stock options                 8,467             59              --            --                59

Issuance of stock for Employee
 Stock Purchase Plan                       1,705             37              --            --                37

Foreign currency translation
  adjustment                                  --             --              --          (147)             (147)

Net earnings                                  --             --           4,874            --             4,874
                                       ---------         ------         -------         -----          --------

Balance at September 30, 1996          4,657,822          8,730          19,062          (209)           27,583

Issuance of common stock upon
 exercise of stock options                20,425            149              --            --               149

Issuance of stock for Employee
 Stock Purchase Plan                       6,199             90              --            --                90

Foreign currency translation
 adjustment                                   --             --              --          (213)             (213)

Net earnings                                  --             --             422            --               422
                                       ---------         ------         -------         -----          --------

Balance at September 30, 1997          4,684,446         $8,969         $19,484         $(422)         $ 28,031
                                       =========         ======         =======         =====          ========

                 See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 1997
(Amounts In Thousands)

                                                                 1997          1996          1995
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                  $   422       $ 4,874       $ 3,538
  Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
      Depreciation and amortization                               2,145         1,327         1,049
      Deferred income taxes, net                                   (557)         (468)          159
      Deferred rent                                                  70            34            (6)
      Bad debt expense                                              181            56            41
  Changes in, net of effects of acquisitions:
        Trade accounts and notes receivable                         (73)       (5,090)        2,703
        Inventories                                                (360)       (3,820)       (1,169)
        Prepaid expenses                                            106          (286)          116
        Goodwill and other intangibles                               83           (35)         (499)
        Accounts payable                                         (2,301)        1,657          (299)
        Accrued payroll liabilities and commissions                (919)          479           909
        Accrued customer support and warranty costs                (242)          924           (86)
        Income taxes payable                                       (562)        1,300          (646)
        Other accrued liabilities                                   (60)          115           (26)
        Customers' deposits                                      (1,648)        1,629          (435)
        Other liabilities                                          (121)          (67)          (27)
                                                                -------       -------       -------

           Cash provided by (used in) operating activities       (3,836)        2,629         5,322

                                                                -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities (purchases) of short-term investments, net           6,070         2,306        (6,903)
  Purchases of property, plant, and equipment, net               (2,526)       (3,055)       (1,266)
  Purchase of product line                                           --          (377)           --
  Acquisition of subsidiary                                          --        (2,754)           --
                                                                -------       -------       -------

           Cash provided by (used in) investing activities        3,544        (3,880)       (8,169)

                                                                -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                            239            96            82
  Payments on long-term debt                                     (1,608)       (1,396)         (385)
  Proceeds from issuance of long-term debt                        1,312           833            --
                                                                -------       -------       -------

           Cash used in financing activities                        (57)         (467)         (303)
                                                                -------       -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            (213)         (147)          (62)
                                                                -------       -------       -------

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (562)       (1,865)       (3,212)


CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      3,458         5,323         8,535
                                                                -------       -------       -------

CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 2,896       $ 3,458       $ 5,323
                                                                =======       =======       =======



                                                                     (Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 1997
(Amounts In Thousands)

                                                         1997        1996       1995
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
        Cash paid during the year for interest          $  240      $   58      $   62
        Cash paid during the year for income taxes       1,266       1,671       2,014

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  - Equipment obtained through capital leases           $   51      $  274      $    -





                                                                     (Concluded)


                 See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 1997


1.   THE COMPANY

     Key Technology, Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment. The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries, Key Technology Holdings U.S.A., LLC, and Key Technology FSC, Inc., a foreign sales corporation (FSC). Suplusco Holding B.V., a wholly-owned European subsidiary of Key Technology Holdings U.S.A., LLC includes the accounts of Key Technology B.V. and Superior B.V. All significant intercompany accounts and transactions have been eliminated.



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION - Sales revenue net of allowances is generally recognized at the time equipment is shipped to customers or when title passes. Upon receipt of an order, the Company generally receives a deposit which is recorded as customers' deposits. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. An allowance for credit losses is provided based upon historical experience and anticipated losses.

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

     PROPERTY, PLANT, AND EQUIPMENT are recorded at cost and depreciated over estimated useful lives on the straight-line method. The range in lives for the assets is as follows:

                                                                         YEARS
                                                                        -------
         Buildings and improvements                                     7 to 40
         Manufacturing equipment                                        7 to 10
         Office equipment, furniture, and fixtures                      3 to 7

     GOODWILL AND OTHER INTANGIBLES - Goodwill is amortized over 10 years. Patent costs are amortized over the estimated useful lives of the related patents or 17 years, whichever is shorter. Management periodically evaluates the recoverability of goodwill and other intangibles based upon current and anticipated net income and undiscounted future cash flows. Amortization of goodwill and other intangibles was $327,000, $335,000, and $97,000 for the years ended September 30, 1997, 1996, and 1995, respectively.

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

     INCOME TAXES - Deferred income taxes are provided for the effects of timing differences arising from differences in the reporting of revenues and expenses for financial statement and income tax purposes under the asset and liability method using currently enacted tax rates.

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

     FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. The carrying value of the Company's cash, short-term investments, receivables, trade payables, and other accrued liabilities approximates their estimated fair values due to the short maturities of those instruments.

     EARNINGS PER SHARE - Earnings per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding. When dilutive, outstanding options for common stock have been included in the calculation of common and common equivalent shares outstanding using the treasury stock method.

     FUTURE ACCOUNTING CHANGES - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard becomes effective beginning with the Company's first quarter ending on December 31, 1997. The effect of adopting SFAS No. 128 on net earnings per share for all periods reported is immaterial.

     In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending September 1999. Reclassification of earlier financial statements for comparative purposes is required.

     In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 established new standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. The new standard becomes effective for the Company's fiscal year ending September 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company has not yet completed its analysis of which, if any, operating segments it will report on.

     RECLASSIFICATIONS - Certain reclassifications were made to prior years' consolidated financial statements to conform with the 1997 presentation.

3.   ACQUISITIONS

     Effective July 1, 1996, the Company acquired all of the outstanding common stock of Suplusco Holding B.V. and a subsidiary, a manufacturer of specialized conveying equipment. The purchase price was $3,092,000 and was accounted for by the purchase method. The excess of the purchase price over the estimated fair value of net assets acquired amounted to $1,607,000, which is accounted for as goodwill. The results of operations of Suplusco Holding B.V. and its subsidiary from July 1, 1996 are included in the statement of earnings. Assets and liabilities acquired were as follows (in thousands):


        Fair value of assets acquired                                 $5,841
        Cash paid for common stock, less cash acquired of $338,000    (2,754)
                                                                    ---------
               Liabilities assumed                                    $3,087
                                                                    =========

     Pro forma unaudited consolidated operating results of the Company and Suplusco Holding B.V. and subsidiary for the years ended September 30, 1996 and 1995, assuming the acquisition had been made as of October 1, 1995 and 1994, are summarized below (in thousands, except per share amounts):

                                                  YEAR ENDED SEPTEMBER 30,
                                                 -------------------------
       (Unaudited)                                 1996             1995
       Net sales                                 $57,428          $47,352
       Net earnings                                5,207            3,800
       Earnings per share                           1.12             0.82


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



4.   TRADE ACCOUNTS AND NOTES RECEIVABLE

     Trade accounts and notes receivable consist of the following (in thousands):

                                                                SEPTEMBER 30,
                                                            --------------------
                                                              1997        1996

       Trade accounts receivable                            $ 9,160      $ 9,097
       Allowance for doubtful accounts                         (444)        (273)
                                                            -------      -------

              Total trade accounts and notes receivable     $ 8,716      $ 8,824
                                                            =======      =======

5.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                          SEPTEMBER 30,
                                                      -------------------
                                                       1997        1996

       Purchased components and raw materials         $ 5,393     $ 5,728
       Sub-assemblies                                   2,386       2,055
       Work-in-process                                  2,971       3,267
       Finished goods                                   3,096       2,436
                                                      -------     -------

                     Total inventories                $13,846     $13,486
                                                      =======     =======


6.   PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following (in thousands):

                                                                         SEPTEMBER 30,
                                                                    ----------------------
                                                                       1997          1996

       Land                                                         $    277      $    277
       Buildings and improvements                                      2,203         1,430
       Manufacturing equipment                                         8,715         6,868
       Office equipment, furniture, and fixtures                       6,522         5,609
       Building improvements and equipment purchases in process          108         1,340
                                                                    --------      --------

                                                                      17,825        15,524
       Accumulated depreciation                                       (8,445)       (6,821)
                                                                    --------      --------

              Total property, plant, and equipment - net            $  9,380      $  8,703
                                                                    ========      ========


7.   PROPERTY HELD FOR SALE

     The Company intends to sell a manufacturing plant which it vacated in 1991. The property held for sale is carried at its estimated net realizable value.


8.   FINANCING AGREEMENTS

     The Company has a domestic credit accommodation with a commercial bank which provides for an unsecured operating line up to $4,000,000, at the bank's prime interest rate less 1/4%. This accommodation expires January 23, 1998. The accommodation also provides for a letter of credit of $410,000 for an Industrial Revenue Bond. Collateral for the letter of credit is primarily manufacturing equipment financed by the Industrial Revenue Bond. At September 30, 1997 and 1996, the Company had no borrowings under the domestic operating line. The domestic credit accommodation contains covenants which require certain levels of tangible equity and working capital and ratios of current assets to current liabilities and debt to equity. The Company was in compliance with all such covenants.

     The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit up to $1.5 million guilders or approximately $757,000 at an interest rate of 5.25%. Collateral for this credit facility is certain receivables and inventories of the Company's Dutch subsidiaries and by the guarantee of the Company. At September 30, 1997 and 1996, borrowings of zero and $110,000, respectively, were outstanding.

     Long-term debt consists of the following (in thousands):

                                                                                       SEPTEMBER 30,
                                                                                    --------------------
                                                                                     1997         1996
    Industrial Revenue Bond, variable interest rate of 4.4% at September 30,
      1997 (interest rate not to exceed 12%), due in annual principal
      installments with interest payable monthly, secured by letter of credit       $   370      $   825

    Note payable, interest rate of 8.5%, due in monthly principal and interest installments, secured by certain land, buildings,
      and receivables                                                                    --          527

    Note payable, interest rate of 6%, due in monthly principal and
      interest installments, secured by certain land and buildings                      747           --

    Note payable, interest rate of 5.625%, due in monthly principal
      and interest installments, secured by receivables                                 429           --

    Notes payable, interest rate of 7%, due in annual principal
      and interest installments, secured by letter of credit                            414          697

    Equipment note payable, interest rate of 4.9%, due in monthly principal and interest installments, secured by certain office
      equipment                                                                         142          231

    Other capital leases, interest rates of 6% and 11%, due in monthly principal and interest installments, secured by certain office
      equipment                                                                          43           --
                                                                                    -------      -------

                                                                                      2,145        2,280
    Less current portion                                                               (852)        (813)
                                                                                    -------      -------

         Total long-term debt                                                       $ 1,293      $ 1,467
                                                                                    =======      =======

     Principal payments on long-term debt are as follows (in thousands):

     YEAR ENDING
     SEPTEMBER 30,
        1998                                                              $  852
        1999                                                                 466
        2000                                                                 194
        2001                                                                 184
        2002                                                                 106
Thereafter                                                                   343
                                                                          ------
       Total                                                              $2,145
                                                                          ======

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 1997 approximates carrying value.

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

     Rental expense for the Company's operating leases referred to above was $925,000 for the year ended September 30, 1997, $805,000 for the year ended September 30, 1996, and $651,000 for the year ended September 30, 1995.

     The following is a schedule of future minimum rental payments required under the operating leases and the future rental expense (in thousands):


           YEAR ENDING                                     RENTAL        RENTAL
          SEPTEMBER 30,                                   PAYMENTS       EXPENSE
          -------------                                   --------       -------
             1998                                          $   875       $   925
             1999                                              883           925
             2000                                              894           925
             2001                                              900           925
             2002                                              910           925
          Thereafter                                         7,995         7,474
                                                           -------       -------
                    Total                                  $12,457       $12,099
                                                           =======       =======


10.  INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                   YEAR ENDED SEPTEMBER 30,
                                              ----------------------------------
                                                1997         1996          1995
          Current:
            Federal                           $   680       $ 2,515       $1,398
            State                                  74           205           32
                                              -------       -------       ------
                                                  754         2,720        1,430
                                              -------       -------       ------
          Deferred:
            Federal                              (505)         (445)         151
            State                                 (52)          (23)           8
                                              -------       -------       ------
                                                 (557)         (468)         159
                                              -------       -------       ------
                Total                         $   197       $ 2,252       $1,589
                                              =======       =======       ======

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                            SEPTEMBER 30,
                                                    ---------------------------
                                                      1997      1996      1995
       Deferred tax asset:
         Reserves and accruals                      $ 1,444    $ 1,111    $ 679
       Deferred tax liability:
         Accumulated depreciation                      (317)      (540)    (576)
                                                    -------    -------    -----

                Net deferred tax asset              $ 1,127    $   571    $ 103
                                                    =======    =======    =====



       Deferred tax:
         Current asset                              $ 1,243    $   918    $ 412
         Long-term liability                           (116)      (347)    (309)
                                                    -------    -------    -----

                Net deferred tax asset              $ 1,127    $   571    $ 103
                                                    =======    =======    =====

     Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory rates is as follows:

                                                               YEAR ENDED SEPTEMBER 30,
                                                               ------------------------
                                                                1997     1996     1995
       Statutory rates                                          34.0%    34.0%    34.0%
       Increase (reduction) in income taxes resulting from:
         FSC commissions                                        (3.7)    (3.3)    (1.0)
         FSC tax                                                 1.9      1.1      0.8
         R&D credit                                            (11.3)    (0.6)    (3.3)
         State income taxes, net of federal benefit              2.4      1.7      0.8
         Other permanent differences                             6.9      0.4      0.4
         Other                                                   1.8     (1.7)    (0.7)
                                                               -----     ----     ----

                Income tax combined effective rate              32.0%    31.6%    31.0%
                                                               =====     ====     ====


11.  SHAREHOLDERS' EQUITY

     EMPLOYEE STOCK PURCHASE PLAN - Effective February 6, 1996, the Company adopted an Employee Stock Purchase Plan (the "Plan"). Most employees are eligible to participate in the Plan. Shares are not available to employees who already own 5% or more of the Company's stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares. The purchase price is 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Plan. During the years ended September 30, 1997 and 1996, the Company issued 6,199 and 1,705 shares, respectively.

     EMPLOYEES' STOCK OPTION PLAN - Under the 1996 Employees' Stock Option Plan (the "1996 Plan"), eligible employees may receive either incentive stock options or nonstatutory stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant. The option price is determined to be fair market value at date of grant.

     The following table summarizes activity under this Plan.

                                                         OUTSTANDING OPTIONS
                                                      -------------------------
                                                                      WEIGHTED
                                                                       AVERAGE
                                                      NUMBER OF         PRICE
                                                       SHARES         PER SHARE
        Balance at October 1, 1994                     137,700           $ 7.95
         Options granted                                68,900           $ 8.92
         Options exercised                             (10,050)          $ 8.15
         Options forfeited                             (18,025)          $ 8.32
                                                     --------------

        Balance at September 30, 1995                  178,525           $ 8.28
         Options granted                               176,200           $22.04
         Options exercised                              (8,467)          $ 6.98
         Options forfeited                              (9,575)          $13.52
                                                     --------------

        Balance at September 30, 1996                  336,683           $15.37

         Options granted                               148,450           $17.20
         Options exercised                             (20,425)          $ 7.28
         Options forfeited                              (1,375)          $14.52
                                                     --------------

        Balance at September 30, 1997                  463,333           $16.31
                                                     ==============

     At September 30, 1997, total of shares reserved were 705,558, of which 242,225 were available for grant. At September 30, 1997, options for 137,308 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 1996, options for 74,279 shares were exercisable at prices from $5.28 to $10.75 per share.

     During 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been adopted.

     The Company has elected to account for its stock-based compensation plans under APB 25. The Company has computed, for pro forma disclosure purposes, the value of all stock and stock options granted under the Employee Stock Purchase Plan and the 1996 Employees' Stock Option Plan during 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for both the years ended September 30, 1997 and 1996:

        Risk-free interest rate                                            5.5%
        Expected dividend yield                                              0%
        Expected lives                                                  6 years
        Expected volatility                                                 61%

     Using the Black-Scholes methodology, the total value of stock options granted during 1997 and 1996 was $1,525,000 and $2,320,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted during 1997 and 1996 was $10.64 per share and $13.64 per share, respectively.

     The total compensatory value of stock purchased under the Employee Stock Purchase Plan during 1997 and 1996 was $16,000 and $7,000, respectively. The weighted average fair value of the stock purchased during 1997 and 1996 was $2.63 per share and $3.85 per share, respectively.

     If the Company had accounted for its 1996 Plan and Employee Stock Purchase Plan in accordance with SFAS No. 123, the Company's net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

                                             YEAR ENDED                     YEAR ENDED
                                         SEPTEMBER 30, 1997             SEPTEMBER 30, 1996
                                    --------------------------      --------------------------
                                    AS REPORTED      PRO FORMA       AS REPORTED     PRO FORMA
       Net earnings (loss)          $       422      $    (104)      $    4,874      $    4,713
       Earnings (loss) per share    $      0.09      $   (0.02)      $     1.05      $     1.01

        The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to October 1, 1995, and additional awards are anticipated in future years.

        The following table summarizes information about stock options outstanding at September 30, 1997:

                             OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
       --------------------------------------------------------   --------------------------
                                         WEIGHTED
                                          AVERAGE      WEIGHTED                    WEIGHTED
         RANGE OF                        REMAINING     AVERAGE     NUMBER OF        AVERAGE
         EXERCISE           NUMBER      CONTRACTUAL    EXERCISE      SHARES        EXERCISE
          PRICES          OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE        PRICE
      $5.28 - $10.00        132,783          6.1      $    8.33      86,783        $    8.34
     $10.01 - $15.00         10,000          6.6          10.75       7,500            10.75
     $15.01 - $20.00        158,450          9.5          17.14       2,500            16.25
     $20.01 - $23.25        162,100          8.6          22.39      40,525            22.39
     ---------------        -------     ------------  ---------   -----------      ---------
     $5.28 - $23.25         463,333          8.1      $   16.31     137,308        $   12.76
     ===============        =======     ============  =========   ===========      =========

12.  EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions up to 2% of each participating employee's compensation. The Company contributed $247,000, $193,000, and $173,000 in matching funds to the plan for the years ended September 30, 1997, 1996, and 1995, respectively.

     The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. Profit sharing plan expense was estimated and provided at zero, $723,000 and $483,000 for the years ended September 30, 1997, 1996, and 1995, respectively.

     The Company has a phantom stock plan for certain key employees and the Company's estimated purchase price of the phantom stock units is shown as other liabilities. No additional awards of phantom stock units can occur, with final settlement occurring in 1998. The Company paid $75,000, $92,000, and $90,000 in settlement of certain phantom stock unit awards during the years ended September 30, 1997, 1996, and 1995, respectively.


13.  SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

     The following table sets forth certain information for Key Technology, Inc. (the "Parent") and its European subsidiary ("Key Europe") (in thousands).

                                                                         SEPTEMBER 30,
                                                               ---------------------------------
                                                                1997         1996        1995

       Parent sales:
         Sales to customers                                    $39,127      $35,804     $31,119
         Export sales to customers                              10,115       15,537       9,851
         Sales to affiliates                                     2,159        1,183       1,398
                                                              ---------    ---------   ---------

           Total parent sales                                   51,401       52,524      42,368

       Key Europe sales:
         Sales to customers                                      8,026        3,000       1,683
         Sales to affiliates                                     1,951          416         586
         Eliminations                                           (4,110)      (1,599)     (1,984)
                                                              ---------    ---------   ---------

           Net sales                                           $57,268      $54,341     $42,653
                                                              =========    =========   =========

       Earnings (loss) before taxes:
         Parent                                                $  (110)    $  7,556    $  5,609
         Key Europe                                                737         (279)       (369)
         Eliminations                                               (8)        (151)       (113)
                                                              ---------    ---------   ---------
           Earnings before taxes                                $  619     $  7,126    $  5,127
                                                              =========    =========   =========

       Total assets:
         Parent                                                $36,699      $41,105     $30,624
         Key Europe                                              8,284        9,361       1,384
         Eliminations                                           (5,542)      (5,214)       (452)
                                                              ---------    ---------   ---------

           Total assets                                        $39,441      $45,252     $31,556
                                                              =========    =========   =========

     Sales by the Parent to Key Europe are recorded at arms-length prices. Intercompany profits are eliminated in consolidation.

     No single customer accounted for more than 10% of net sales during the year ended September 30, 1997. For the years ended September 30, 1996 and 1995, the Company sold equipment to one nonaffiliated customer totaling 12% and 11% of net sales.


14.  ROYALTY INCOME

     During 1992, the Company received $1,000,000 in connection with the settlement of a patent infringement lawsuit brought by the Company. As part of the settlement, the Company entered into a license agreement under which the Company received royalty payments through 1996. The Company received royalty payments of $400,000 during each of the years ended September 30, 1996 and 1995.

     During 1997, as part of a settlement, the Company entered into an agreement not to sell certain equipment to a selected market segment under which the Company may receive royalty payments through 2001. The payment is reduced by a percentage of the purchases of equipment from the Company. The Company received a royalty payment of $125,000 during the year ended September 30, 1997.


15.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

     The following is a summary of operating results by quarter for the years ended September 30, 1997 and 1996 (in thousands, except per share data):

     1997 QUARTER ENDED       DECEMBER 31,   MARCH 31,   JUNE 30,  SEPTEMBER 30,  TOTAL
     Net sales                  $ 13,416     $ 15,287    $ 13,951    $ 14,614    $ 57,268
     Gross profit                  3,538        5,112       4,344       4,823      17,817
     Net earnings (loss)            (782)         690          94         420         422
     Net earnings (loss) per
      share                        (0.17)        0.15        0.02        0.09        0.09



      1996 QUARTER ENDED           DECEMBER 31, MARCH 31,   JUNE 30, SEPTEMBER 30,  TOTAL
     Net sales                        $ 9,110    $ 8,084     $17,304    $19,843    $54,341
     Gross profit                       3,630      2,353       7,672      7,636     21,291
     Net earnings (loss)                  328       (620)      2,779      2,387      4,874
     Net earnings (loss) per share       0.07      (0.13)       0.60       0.51       1.05

                                         * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        There is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1997.


ITEM 11.  EXECUTIVE COMPENSATION.

        There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        There is hereby incorporated by reference the information under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                                            PAGE
(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


        1. FINANCIAL STATEMENTS:

           Reference is made to Part II, Item 8 for a listing of required financial
           statements filed with this report...........................................     15

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

                  (10.8)    License Agreement effective July 1, 1992 between Registrant and
                            Simco/Ramic Corporation (filed as Exhibit 10.8 to the
                            Registration Statement on Form S-1 (Registration No. 33-63194)
                            filed with the Securities and Exchange Commission on May 24,
                            1993 and incorporated herein by reference)

                  (10.9)*   Registrant's Restated 1989 Employees' Stock Option Plan, as
                            amended (filed as Exhibit 10.1 to the Form 10-Q filed with the
                            Securities and Exchange Commission on May 12, 1995 and
                            incorporated herein by reference)

                  (10.10)   Business Loan Agreement dated as of February 2, 1995 between
                            Registrant and U.S. Bank of Washington, N.A. (filed as Exhibit
                            10.10 to the Form 10-K filed with the Securities and Exchange
                            Commission on December 22, 1995 and incorporated herein by reference)

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

                  (10.14)   Business Loan Agreement dated as of January 29,1997 between
                            Registrant and U.S. Bank of Washington, N.A. (filed as Exhibit
                            10.1 to the Form 10-Q filed with the Securities and Exchange
                            Commission on May 15, 1997 and incorporated herein by reference)

                  (21)      List of Subsidiaries

                  (23)      Consent of Deloitte & Touche LLP

-----------
* Management contract or compensatory plan or arrangement.


(b)     REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KEY TECHNOLOGY, INC.

                                By: /s/  Thomas C. Madsen
                                    -------------------------------------------
                                    Thomas C. Madsen
                                    President and Chief Executive Officer

                                By: /s/  Steven D. Evans
                                    -------------------------------------------
                                    Steven D. Evans
                                    Vice President of Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

December 18, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Harold R. Frank                                                 December 18, 1997
------------------------------------------------------------
Harold R. Frank, Director

/s/  Edfred L. Shannon, Jr.                                          December 18, 1997
------------------------------------------------------------
Edfred L. Shannon, Jr. Director

/s/  Thomas C. Madsen                                                December 18, 1997
------------------------------------------------------------
Thomas C. Madsen, Director, President and Chief Executive
Officer

/s/  Gordon Wicher                                                   December 18, 1997
------------------------------------------------------------
Gordon Wicher, Director

/s/  James H. Stanton                                                December 18, 1997
------------------------------------------------------------
James H. Stanton, Director

/s/  Glenn A. Waller                                                 December 18, 1997
------------------------------------------------------------
Glenn A. Waller, Director

/s/  Steven D. Evans                                                 December 18, 1997
------------------------------------------------------------
Steven D. Evans, Vice President of Finance and Administration
and Chief Financial Officer (Principal Financial and
Accounting Officer)

                              KEY TECHNOLOGY, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

       EXHIBIT
        NUMBER                                                                          PAGE
       -------                                                                          ----
        21.1   List of Subsidiaries....................................................   39

        23.1   Consent of Deloitte & Touche LLP........................................   40

        27     Financial Data Schedule.................................................   41