Form 10-Q
period 1997-12-31
KEY TECHNOLOGY INC
filed 1998-02-17
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

        |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended December 31, 1997

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


         The number of shares outstanding of the Registrant's common stock, no par value, on January 31, 1998 was 4,690,175 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
TABLE OF CONTENTS

-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item     1.  Financial statements
             Condensed consolidated balance sheets, December 31, 1997
                 (unaudited) and September 30, 1997............................3
             Condensed unaudited consolidated statements of earnings
                 for the three months ended December 31, 1997 and 1996 ........4
             Condensed unaudited consolidated statements of cash flows
                 for the three months ended December 31, 1997 and 1996.........5
             Notes to condensed unaudited consolidated financial
                 statements....................................................6


Item     2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....... .............................8


PART II.  OTHER INFORMATION

Item     6.  Exhibits and Reports on Form 8-K.................................11


SIGNATURES....................................................................12

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 (UNAUDITED) AND SEPTEMBER 30, 1997

--------------------------------------------------------------------------------------------------------------------

                                                                       December 31,              September 30,
                                                                           1997                       1997
                                                                   ----------------------     ----------------------
 .                                                                                (in thousands)
                            Assets
---------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                $  4,945                     $ 2,896
   Trade accounts receivable, net                                              8,476                       8,716
   Inventories:
         Raw materials                                                         5,241                       5,393
         Work-in-process and sub-assemblies                                    4,627                       5,357
         Finished goods                                                        3,316                       3,096
                                                                               -----                       -----
                 Total inventories                                            13,184                      13,846
   Other current assets                                                        1,724                       1,851
                                                                               -----                       -----
Total current assets                                                          28,329                      27,309
Property, plant and equipment, net                                             9,067                       9,380
Other assets                                                                   2,684                       2,752
                                                                               -----                       -----
        Total                                                                $40,080                     $39,441
                                                                             =======                     =======


             Liabilities and Shareholders' Equity
---------------------------------------------------------------
Current liabilities:
   Accounts payable                                                         $  1,775                     $ 2,496
   Accrued payroll liabilities and commissions                                 2,622                       2,332
   Income tax payable                                                            157                         738
   Other accrued liabilities                                                   2,068                       2,239
   Customers' deposits                                                         2,525                       1,344
   Short-term borrowings and debt                                                956                         852
                                                                                 ---                         ---
Total current liabilities                                                     10,103                      10,001
Long-term debt                                                                 1,525                       1,293
Other long-term liabilities                                                      136                         116
Total shareholders' equity                                                    28,316                      28,031
                                                                              ------                      ------
        Total                                                                $40,080                     $39,441
                                                                             =======                     =======
---------------------------------------------------------------
                        See notes to condensed unaudited  consolidated financial statements.


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------


                                                                                  1997                  1996
                                                                            -----------------     ----------------
                                                                             (in thousands, except per share data)

Net sales                                                                         $12,758               $13,416
Cost of sales                                                                       8,202                 9,878
                                                                                    -----                -------
Gross profit                                                                        4,556                 3,538
Operating expenses:
   Selling                                                                          1,945                 2,272
   Research and development                                                         1,155                 1,140
   General and administrative                                                       1,208                 1,338
                                                                                    -----                -------
Total operating expenses                                                            4,308                 4,750
                                                                                    -----                -------
Income (loss) from operations                                                         248                (1,212)
Other income                                                                           21                    21
                                                                                    -----                -------
Earnings (loss) before income taxes                                                   269                (1,191)
Income tax benefit (expense)                                                          (95)                  409
                                                                                    ------               -------
Net earnings (loss)                                                                 $ 174                ($ 782)
                                                                                    ======               =======

Net earnings (loss) per common share - basic                                        $ .04                ($ .17)
                                                                                    ======               =======

Net earnings (loss) per common share - diluted                                      $ .04                ($ .17)
                                                                                    ======               =======
============================================================================



                        See notes to condensed unaudited  consolidated financial statements.


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

-------------------------------------------------------------------------------------------------------------------


                                                                                       1997                  1996
                                                                                  ---------------        --------------
                                                                                             (in thousands)
Net cash provided by (used in) operating activities                                   $1,830                $(5,490)

Cash flows from investing activities:
     Proceeds from short-term investments                                                  -                  1,079
     Additions to property, plant and equipment, net                                    (164)                (1,179)
                                                                                      -------                -------
          Net cash used in investing activities                                         (164)                  (100)
                                                                                      -------                -------

Cash flows from financing activities:
     Proceeds from short-term borrowings                                                   -                   2,111
     Proceeds from issuance of long-term debt                                            408                   1,500
     Repayment of long-term debt                                                         (73)                   (549)
     Proceeds from issuance of common stock                                               48                     109
                                                                                      -------                --------
          Net cash provided by financing activities                                      383                   3,171
                                                                                      -------                --------

Net increase (decrease) in cash and cash equivalents                                   2,049                  (2,419)

Cash and cash equivalents, beginning of the year                                       2,896                   3,458
                                                                                      -------                --------

Cash and cash equivalents, end of period                                              $4,945                 $ 1,039
                                                                                      =======                ========
Supplemental information:
     Cash paid during the period for interest                                       $    181                 $    77
     Cash paid during the period for income taxes                                   $    522                 $ 1,020

=================================================================================




                        See notes to condensed unaudited  consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three-month period ended December 31, 1997 are not necessarily indicative of operating results expected for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 1997 and the results of its operations and its cash flows for the three-month periods ended December 31, 1997 and 1996.

     The balance sheet at September 30, 1997 has been condensed from the audited balance sheet as of that date.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Earnings per share

     Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, requires all companies whose capital structures include convertible securities to make a dual presentation of basic and diluted earnings per share ("EPS"). This accounting standard became effective for the Company's fiscal quarter ended December 31, 1997. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated after adjusting the weighted average number of common shares outstanding for any dilutive effect of outstanding stock options using the treasury stock method. During periods of net loss, the effect of outstanding stock options is anti-dilutive and excluded from the calculation of loss per share.

     A table reconciling basic earnings per share and earnings per share assuming dilution follows:

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                   Reconciliation  of Basic EPS to  Diluted  EPS (in  thousands, except per share data):

                                                         For the Three Months Ended December 31,
                                      -------------------------------------------------------------------------------

                                                      1997                                      1996
                                      --------------------------------------    -------------------------------------

                                                               Per-Share                                  Per-Share
                                       Income       Shares       Amount         Income         Shares       Amount
                                       ------       ------       ------         ------         ------       ------
Basic EPS:
----------
Income available to common
shareholders                              $174        4,687        $ .04          ($782)         4,660      ($ .17)
                                                                   =====                                    =======

Effect of Dilutive Securities:
------------------------------
   Stock Options                             -           50                           -              -
                                      ---------    ----------                  ----------     ----------

Diluted EPS:
------------
Income available to common
shareholders plus assumed stock
options                                   $174        4,737        $ .04          ($782)         4,660      ($ .17)
                                      =========     ==========     =====       =========      =========    ========



Options to purchase 317,050 shares of common stock at prices ranging from $16.25 to $23.25 per share were outstanding as of December 31, 1997, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock. These options expire on dates beginning February 6, 2006 through May 6, 2007.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Comments included in this document may include "forward-looking statements" within the meaning of the federal securities laws, including statements as to anticipated future results that are based on current expectations and subject to a number of risks and uncertainties. The following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the ability of the Tegra product line to sustain an improved level of customer acceptance; achievement of product performance specifications and reduction of related product upgrade or warranty expenses; the ability of new products to compete successfully in either existing or new markets; product development activities; future costs of materials and other operating expenses; competitive factors; the effect of fluctuations in foreign currency exchange rates upon the revenues and operating results generated from international markets; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment.

Results of Operations
---------------------

For the three-month period ended December 31, 1997, net earnings were $174,000 or $.04 per share on net sales of $12.8 million compared to a net loss of $782,000 or $.17 per share on net sales of $13.4 million for the corresponding period in fiscal 1997. Net sales decreased approximately 5% due principally to decreased sales of products in the automated inspection systems group and, to a lesser extent, to decreased shipments of processing equipment products. The decreased sales of automated inspection systems resulted principally from a significant decrease in shipments of Tegra(TM) sorting systems to European and other international customers in the first quarter of fiscal 1998 compared to the same period last year. Historically, the Company's typical terms of sale for such systems sold to international customers have been denominated in U.S. dollars. The Company believes the relative strengthening of the dollar against other foreign currencies since the comparable period a year ago has placed the Company's automated inspection systems at a competitive pricing disadvantage. Accordingly, the Company is currently reviewing its sales strategies for such systems.

Backlog at the end of the most recent quarter was $7.6 million compared to $16.0 million at December 31, 1996. The decrease in backlog between these comparable periods was generally spread across the Company's primary product groups. However, the backlog for automated inspection systems increased during the first quarter of fiscal 1998 compared to the backlog level at September 30, 1997 due principally to increased orders for such systems. Additionally, the order level and resulting backlog for products sold by the Company's Dutch subsidiary, Superior B.V., increased in the first quarter of fiscal 1998 compared to the same period last year. During the corresponding first quarter of fiscal 1997, the Company had experienced a strong customer demand for its specialized conveying systems and other processing equipment products, which was seasonally atypical and which had resulted in increased backlog levels at that time for those product groups.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Gross profit increased by $1.1 million or 29% to $4.6 million in the three months ended December 31, 1997 compared to $3.5 million for the corresponding period in fiscal 1997. Gross profit contribution also improved to 35.7% of sales during the quarter compared to 26.4% in the corresponding period last year. Compared to the first quarter of fiscal 1997, these increases in gross margin resulted principally from improvements in manufacturing processes and decreased manufacturing costs as a percentage of sales for all three of the Company's manufacturing facilities. These gross margin improvements also offset a shift in the mix of shipments between the corresponding periods toward products which typically produce lower margins. Additionally, warranty expenses during the most recent quarter decreased significantly, principally for the Tegra line of sorters. During the comparable fiscal 1997 quarter, gross profit had also been unfavorably affected by one-time costs associated with the relocation and startup of the new Specialized Conveying Systems manufacturing facility in Walla Walla and the reconfiguration of certain manufacturing processes for the Tegra product line. Those relocation, startup and reconfiguration activities also resulted in decreases in production efficiency and increases to manufacturing variances and overhead expenses during the prior period.

Operating expenses were $4.3 million and $4.7 million for the three-month periods ended December 31, 1997 and 1996, respectively. Selling and marketing expenses decreased by 14% to $1.9 million principally due to decreased product promotion and trade show expenses, decreased commission expense resulting from both a lower mix of products sold through independent sales representatives compared to the Company's direct sales force and the decreased sales levels between the corresponding periods, and decreased consulting expenses. General and administrative expenses decreased by 10% to $1.2 million and principally reflected the effect of decreased payroll costs, employee recruitment expenses, and outside services. The expense levels in research and development remained essentially unchanged between the corresponding periods.

As a result of the increase in gross profit margins and the decrease in operating expenses, the results of operations for the three months ended December 31, 1997 was net earnings of $174,000 compared to a net loss of $782,000 for the three months ended December 31, 1996. Net earnings (loss) were 1.4% and (5.8%) of net sales in the two periods, respectively.

The Company expects that revenues and earnings for the second fiscal quarter of fiscal 1998 may decrease compared to the corresponding quarter in fiscal 1997 as a result of the relatively low backlog level at the end of the first fiscal quarter; the unfavorable effect upon foreign sales and international operations of the stronger U.S. dollar relative to certain foreign currencies and foreign competitors; and the Company's continued investment in product and market development activities. While the Company expects that fiscal 1998 revenues may not increase significantly compared to fiscal 1997 as a result of these factors, it also expects, however, that fiscal 1998 earnings will benefit from improved gross margins and decreased total operating expenses compared to the prior year, as was the case in the first quarter.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Liquidity and Capital Resources
-------------------------------

For the three-month period ended December 31, 1997, net cash provided by operating activities totaled $1.8 million compared to net cash used in operating activities totaling $5.5 million in the corresponding period in fiscal 1997. Increased customer deposits provided $1.2 million in cash and decreases in inventories and accounts receivable provided an additional $949,000 in the more recent period. The Company used $1.3 million in cash to decrease trade accounts payable balances and pay accrued income taxes from the previous fiscal year. Net cash resources totaling $164,000 were also used to fund the acquisition of capital equipment. At December 31, 1997, the Company had no material commitments for capital expenditures.

The Company's cash flows from financing activities for the three months ended December 31, 1997 was principally affected by the receipt of $408,000 from a third-party leasing company, the result of an assignment of the future proceeds of a customer's operating lease of the Company's products. This transaction was treated as an addition to long-term debt and will be taken into income over the expected remaining term of the lease. The proceeds from this transaction, offset by $73,000 in repayments of long-term debt principally by the Company's Dutch subsidiary, resulted in an increase of $335,000 to total consolidated long-term debt for the three months ended December 31, 1997. Proceeds from the issuance of common stock during the three-month period under the Company's employee stock option and stock purchase plans totaled $48,000.

During the three-month period ended December 31, 1997, working capital increased by $918,000 to $18.2 million from the amount at September 30, 1997. Trade accounts receivable decreased by $240,000 as a result of a lower level of shipments during the first quarter of fiscal 1998 compared to the fourth quarter of the fiscal 1997. Inventory decreased by $662,000 principally as a result of the Company's efforts to achieve a better balance of its inventory to sales ratio. The Company expects its investment in inventories to continue to decrease in the second quarter of fiscal 1998. Accounts payable decreased $721,000 as a result of reduced operating expenses and decreased investment in inventory. Customer deposits increased by $1.2 million and short-term borrowings and debt increased moderately by $104,000.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At December 31, 1997, the Company had no borrowings under this credit facility. The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling
1.5 million guilders, or approximately $740,000, to the Company's subsidiaries in The Netherlands. At December 31, 1997, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $2.0 million increase in cash and cash equivalents during the three-month period. At the end of the period, the balance of cash and cash equivalents totaled $4.9 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
PART II.  OTHER INFORMATION

--------------------------------------------------------------------------------

Part II.  OTHER INFORMATION

Item     6.       Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Report on Form 8-K

                  No Current Reports on Form 8-K were filed during the three months ended December 31, 1997.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KEY TECHNOLOGY, INC.
                                              (Registrant)


Date:  February 13, 1998                    /s/ THOMAS C. MADSEN
                                            --------------------
                                            Thomas C. Madsen,
                                            President and Chief Executive
                                              Officer



Date:  February 13, 1998                    /s/ STEVEN D. EVANS
                                            -------------------
                                            Steven D. Evans,
                                            Vice President of Finance and
                                             Administration and Chief Financial
                                             Officer
                                           (Principal Financial and Accounting
                                              Officer)