Form 10-Q
period 1998-03-31
KEY TECHNOLOGY INC
filed 1998-05-15
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 1998

                                       or

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from ____ to ____

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         The number of shares outstanding of the Registrant's common stock, no par value, on April 30, 1998 was 4,692,528 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1998
TABLE OF CONTENTS
-------------------------------------------------------------------------------



PART I.  FINANCIAL INFORMATION

Item     1.  Financial statements
             Condensed consolidated balance sheets, March 31, 1998
                (unaudited) and September 30, 1997.............................3
             Condensed unaudited consolidated statements of operations for the three months ended March 31, 1998 and 1997 ...................4
             Condensed unaudited consolidated statements of operations for the six months ended March 31, 1998 and 1997 .....................5
             Condensed unaudited consolidated statements of cash flows for the six months ended March 31, 1998 and 1997..................6
             Notes to condensed unaudited consolidated financial statements....7


Item     2. Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................10


PART II.  OTHER INFORMATION

Item     4. Submission of Matters to a Vote of Security Holders...............14

Item     6. Exhibits and Reports on Form 8-K..................................14


SIGNATURES....................................................................15

EXHIBIT INDEX.................................................................16

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997

-------------------------------------------------------------------------------

                                                                         March 31,                September 30,
                                                                           1998                       1997
                                                                   ----------------------     ----------------------
                                                                                (in thousands)

                           Assets
---------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                $  5,548                     $ 2,896
   Trade accounts receivables, net                                             9,206                       8,716
   Inventories:
         Raw materials                                                         5,046                       5,393
         Work-in-process and sub-assemblies                                    5,199                       5,357
         Finished goods                                                        2,316                       3,096
                                                                             -------                     -------
                 Total inventories                                            12,561                      13,846
   Other current assets                                                        1,872                       1,851
                                                                             -------                     -------
Total current assets                                                          29,187                      27,309
Property, plant and equipment, net                                             8,802                       9,380
Other assets                                                                   2,609                       2,752
                                                                             -------                     -------
        Total                                                                $40,598                     $39,441
                                                                             =======                     =======





             Liabilities and Shareholders' Equity
---------------------------------------------------------------

Current liabilities:
   Accounts payable                                                          $ 1,756                     $ 2,496
   Accrued payroll liabilities and commissions                                 2,276                       2,332
   Income tax payable                                                            177                         738
   Other accrued liabilities                                                   2,566                       2,239
   Customers' deposits                                                         3,142                       1,344
   Short-term borrowings and debt                                                570                         852
                                                                             -------                     -------
Total current liabilities                                                     10,487                      10,001
Long-term debt                                                                 1,372                       1,293
Other long-term liabilities                                                      157                         116
Total shareholders' equity                                                    28,582                      28,031
                                                                             -------                     -------
        Total                                                                $40,598                     $39,441
                                                                             =======                     =======



       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

-------------------------------------------------------------------------------


                                                                                  1998                  1997
                                                                            -----------------     ----------------
                                                                            (in thousands, except per share data)

Net sales                                                                         $13,187               $15,286
Cost of sales                                                                       8,147                10,174
                                                                                  -------               -------
Gross profit                                                                        5,040                 5,112
Operating expenses:
   Selling                                                                          1,996                 1,849
   Research and development                                                         1,348                 1,015
   General and administrative                                                       1,207                 1,312
                                                                                  -------               -------
Total operating expenses                                                            4,551                 4,176
                                                                                  -------               -------
Income from operations                                                                489                   936
Other income                                                                           43                   115
                                                                                  -------               -------
Earnings before income taxes                                                          532                 1,051
Income tax expense                                                                    186                   362
                                                                                  -------               -------
Net earnings                                                                      $   346               $   689
                                                                                  =======               =======
Net earnings per common share - basic                                             $   .07               $   .15
                                                                                  =======               =======
Net earnings per common share - diluted                                           $   .07               $   .15
                                                                                  =======               =======















       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

-------------------------------------------------------------------------------


                                                                                  1998                  1997
                                                                            -----------------     ----------------
                                                                            (in thousands, except per share data)

Net sales                                                                         $25,946               $28,703
Cost of sales                                                                      16,350                20,053
                                                                                  -------               -------
Gross profit                                                                        9,596                 8,650
Operating expenses:
   Selling                                                                          3,942                 4,100
   Research and development                                                         2,503                 2,171
   General and administrative                                                       2,415                 2,654
                                                                                  -------               -------
Total operating expenses                                                            8,860                 8,925
                                                                                  -------               -------
Income (loss) from operations                                                         736                  (275)
Other income                                                                           65                   135
                                                                                  -------               -------
Earnings (loss) before income taxes                                                   801                  (140)
Income tax benefit (expense)                                                         (281)                   47
                                                                                  -------               -------
Net earnings (loss)                                                               $   520               $   (93)
                                                                                  =======               =======
Net earnings (loss) per common share - basic                                      $   .11               $  (.02)
                                                                                  =======               =======
Net earnings (loss) per common share - diluted                                    $   .11               $  (.02)
                                                                                  =======               =======















       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997

-------------------------------------------------------------------------------


                                                                                       1998                  1997
                                                                                  ---------------        --------------
                                                                                               (in thousands)

Net cash provided by (used in) operating activities                                  $ 3,207                ($5,168)

Cash flows from investing activities:
     Proceeds from short-term investments                                                -                    3,075
     Additions to property, plant and equipment, net                                    (499)                (1,982)
                                                                                     -------                -------
          Net cash provided by (used in) investing activities                           (499)                 1,093
                                                                                     -------                -------
Cash flows from financing activities:
     Proceeds from short-term borrowings                                                 -                      937
     Proceeds from issuance of long-term debt                                            408                  1,500
     Repayments of long-term debt                                                       (535)                (1,076)
     Proceeds from issuance of common stock                                               71                    152
                                                                                     -------                -------
          Net cash provided by (used in) financing activities                            (56)                 1,513
                                                                                     -------                -------
Net increase (decrease) in cash and cash equivalents                                   2,652                 (2,562)

Cash and cash equivalents, beginning of the year                                       2,896                  3,458
                                                                                     -------                -------
Cash and cash equivalents, end of period                                             $ 5,548                $   896
                                                                                     =======                =======
Supplemental information:
     Cash paid during the period for interest                                      $     257              $     110

     Cash paid during the period for income taxes                                  $     661               $  1,300








       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three- and six-month periods ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 1998 and the results of its operations for the three- and six-month periods ended March 31, 1998 and 1997 and its cash flows for the six-month periods ended March 31, 1998 and 1997.

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

     Tables reconciling basic earnings per share and diluted earnings per share follow:

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Reconciliation of Basic EPS to Diluted EPS (in thousands,except per share data):

                                                           For the Three Months Ended March 31,
                                      -------------------------------------------------------------------------------

                                                      1998                                      1997
                                      --------------------------------------    -------------------------------------

                                                               Per-Share                                  Per-Share
                                       Income       Shares       Amount         Income         Shares       Amount
Basic EPS:
Income available to common
shareholders                            $  346        4,690        $ .07         $  689          4,673       $ .15
                                                                   =====                                     =====

Effect of Dilutive Securities:
   Stock Options                           -             34                         -               87
                                      ----------   ----------                  ----------     ----------

Diluted EPS:
Income available to common
shareholders plus assumed stock
options                                 $  346        4,724        $ .07         $  689          4,760       $ .15
                                        ======        =====        =====         ======          =====       =====


                                                            For the Six Months Ended March 31,
                                      -------------------------------------------------------------------------------

                                                      1998                                      1997
                                      --------------------------------------    -------------------------------------

                                                               Per-Share                                  Per-Share
                                       Income       Shares       Amount            Loss        Shares       Amount
Basic EPS:
Income (loss) available to common
shareholders                            $  520        4,688        $ .11         ($  93)         4,667      ($ .02)
                                                                   =====                                    =======

Effect of Dilutive Securities:
   Stock Options                           -             43                         -           N.A.

                                                                                                 Anti-
                                                                                               dilutive
                                      ----------   ----------                  ----------     ----------

Diluted EPS:
Income (loss) available to common
shareholders plus assumed stock
options                                 $  520        4,731        $ .11         ($  93)         4,667      ($ .02)
                                        ======        =====        =====         =======         =====      =======


     Options to purchase 316,550 shares at prices ranging from $16.25 to $23.25 per share were outstanding as of March 31, 1998, but were not included in the computation of diluted EPS for the three-month period ended March 31, 1998 because the options' exercise prices were greater than the average market price of the common stock. For the six-month period ended March 31, 1998, options for 345,400 shares of common stock at prices ranging from $11.50 to $23.25 per share were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock. These options expire on dates beginning February 6, 2006 through March 25, 2008.

4.   Year 2000 Conversion

     The Company has initiated an enterprise-wide program to prepare its computer systems, applications and products for the year 2000 date conversion. The Company expects to incur internal staff costs as well as consulting and other remediation expenditures related to enhancements necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The total cost of compliance and its effect on the Company's future results of operations is being determined as a part of the detailed compliance-planning program. However, management believes that a reasonable proportion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing resources.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comments included in this document may include "forward-looking statements" within the meaning of federal securities laws, including statements as to anticipated future results that are based on current expectations and subject to a number of risks and uncertainties. The following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the ability of the Tegra product line to rebound and sustain an improved level of customer acceptance; achievement of product performance specifications and related product upgrade or warranty expenses; the ability of new products to compete successfully in either existing or new markets; product development activities; future costs of materials and other operating expenses; competitive factors; the risks involved in expanding international operations and sales; the costs associated with remediating potential Year 2000 issues; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment.

Results of Operations

For the three-month period ended March 31, 1998, net earnings were $346,000 or $.07 per share on net sales of $13.2 million compared to net earnings of $689,000 or $.15 per share on net sales of $15.3 million for the comparable period in fiscal 1997. Net earnings were 2.6% and 4.5% of net sales in the two periods, respectively. For the six months ended March 31, 1998, the Company's operating activities resulted in net income of $520,000 or $.11 per share on net sales of $25.9 million compared to a net loss of $93,000 or $.02 per share on net sales of $28.7 million for the corresponding period in fiscal 1997.

Three Months. Net sales decreased approximately $2.1 million or 14% in the three-month period ended March 31, 1998 compared to the corresponding period in fiscal 1997. The decrease in net sales between the two periods resulted principally from decreased sales in the processing equipment and specialized conveying system product groups, partially offset by increased sales of automated inspection systems. The decrease in sales in the second quarter of fiscal 1998 of the Company's processing equipment and specialized conveying systems from the prior corresponding period resulted principally from a reduced level of orders for these products during the first quarter of fiscal 1998 compared to the first quarter of the 1997 fiscal year, which had been seasonally atypical. The increased level of sales for these products in fiscal 1997 was partially related to the construction of new processing facilities by several vegetable industry customers, which did not reoccur in fiscal 1998. Sales of automated inspection systems resulted principally from shipments of the Company's Tegra(TM) sorting systems. Sales to European customers increased by 60% in the second quarter of fiscal 1998 over the same period last year. Sales of specialized conveying systems to European customers by the Company's Dutch subsidiary, Superior B.V., was a significant factor contributing to this increase.

Backlog at the end of the most recent quarter was approximately $10.2 million compared to the respective backlogs of $7.6 million at the beginning of the period and $14.5 million at March 31, 1997. Backlog increased by $2.6 million within the second quarter of fiscal 1998 compared to a decrease of $1.5 million in backlog within the corresponding period in fiscal 1997, principally as a result of increased orders for Tegra systems in the more recent period.

Gross profit improved to 38% of sales for the three months ended March 31, 1998 from 33% of sales in the corresponding period last year as a result of the improved gross margins in all product groups, and specialized conveying systems in particular. The improved margin percentage resulted from decreased manufacturing labor and overhead as percentages of sales due to cost reduction programs and improved manufacturing efficiencies. A shift in product mix to higher margined products, primarily automated inspection systems, was also a contributing factor to this increase in gross profit percentage. However, gross profit contribution decreased slightly to $5.0 million in the fiscal 1998 quarter compared to $5.1 million for the corresponding period in fiscal 1997. Overall gross profit contribution decreased principally as a result of decreased sales in the more recent quarterly period.

Operating expenses were $4.6 million in the three-month period ended March 31, 1998 compared to $4.2 million for the three-month period ended March 31, 1997. Research and development expenses increased by 33% to $1.3 million reflecting increased spending for new product development related to expanding the Company's presence in new markets and product applications. Management expects that expenditures for research and development activities will decrease moderately over the next several quarters. Selling expenses increased by 8% to $2.0 million in the more recent period due principally to increased advertising and product promotion expenses. General and administrative expenses decreased by 8% to $1.2 million in the more recent quarter as a result of a variety of factors, including deceased expense levels for payroll and personnel costs, legal fees, business promotion and maintenance expenses. For the fiscal quarter ended March 31, 1998, other income was $43,000 compared to $115,000 for the corresponding period in fiscal 1997.

During the three-month period ended March 31, 1998, the Company began the consolidation of its two European subsidiaries, Key Technology B.V. and Superior B.V. During the period, the Company incurred approximately $50,000 in expenses related to the consolidation. The consolidation is expected to be completed in early June.

Six Months. Net sales for the six-month period ended March 31, 1998 decreased 10% to $25.9 million from $28.7 million in the comparable period last year. The decrease in net sales resulted from decreased sales of products in all three primary product groups, principally in the processing equipment product group followed by decreases in sales of specialized conveying systems and automated inspection systems. The decreased sales in these product groups were generally spread across the various geographic markets to which the Company sells, except for Europe and, to a lesser extent, Latin America, both of which experienced increased sales. In the more recent six-month period, decreased sales to customers in international geographic markets other than Europe and Latin America resulted principally from decreased sales of automated inspection systems and specialized conveying systems to these customers during the first quarter of fiscal 1998 compared to the same period last year. Historically, the

Company's typical terms of sale for such systems sold to international customers have been denominated in U.S. dollars. The Company believes the relative
strengthening  of  the  dollar  against  other  foreign   currencies  since  the
comparable period a year ago has placed the Company's automated inspection systems at a competitive pricing disadvantage. Accordingly, the Company continues to review its sales strategies for such systems.

For the six months ended March 31, 1998, gross profit increased by $946,000 or 11% to $9.6 million, or 37% of sales, compared to $8.7 million, or 30% of sales, in the six months ended March 31, 1997. Gross profit contribution during the six-month period ended March 31, 1998 increased over the corresponding period in 1997 due principally to a shift in product mix to higher margined systems and improved margins on these systems, and decreased manufacturing overhead and labor as percentages of sales. Total operating expenses decreased by $65,000 to $8.86 million in the six-month period ended March 31, 1998 from $8.93 million in the comparable period in the previous fiscal year, principally as a result of decreased general and administrative expenses followed by decreased selling costs, both of which were partially offset by increased research and development expenditures, as discussed above. For the six-month period ended March 31, 1998, other income was $65,000 compared to other income of $135,000 for the corresponding period in fiscal 1997. In the corresponding quarter in fiscal 1997, other income had benefited from moderately improved royalty and other miscellaneous income compared to the more recent quarterly period

The results of operations for the six months ended March 31, 1997 were net income of $520,000 compared to a net loss of $93,000 for the corresponding period in fiscal 1997. The results of operations were 2.0% and (0.3%) of net sales in the two periods, respectively.

Liquidity and Capital Resources
-------------------------------

For the six-month period ended March 31, 1998, net cash provided by operating activities totaled $3.2 million compared to net cash used in operating activities totaling $5.2 million in the corresponding period in fiscal 1997. Two principal sources of cash during the six months ended March 31, 1998 were provided by an increase of $1.8 million in customers' deposits and a decrease in inventories of $1.3 million. In the corresponding period last year, the Company used $3.6 million in cash to decrease trade accounts payable balances and pay accrued income taxes and certain accrued payroll liabilities, including profit sharing and incentive compensation expenses, which had been accrued in the previous fiscal year. Additionally, operating activities during the fiscal 1997 period had resulted in the use of $1.3 million to fund an increase in inventories.

Cash flows from investing activities for the six-month period ended March 31, 1998 included the use of net cash resources totaling $499,000 to fund the acquisition of capital equipment. In the corresponding period in fiscal 1997, proceeds from short-term investments, upon their maturity, in a net amount of $3.1 million were utilized to partially fund operating activities and $2.0 million in purchases of capital equipment. At March 31, 1998, the Company had approved capital expenditures totaling approximately $1.3 million for equipment and leasehold improvements related to expanding its operations in Europe through the leasing of a new larger facility in Beusichem, The Netherlands.

The Company's cash flows from financing activities for the six months ended March 31, 1998 were principally affected by repayments of $535,000 in long-term debt. These repayments, offset by the receipt during the first quarter of fiscal 1998 of $408,000 from a third-party leasing company, the result of an assignment of the future proceeds of a customer's operating lease of the Company's products, resulted in an a net decrease of $127,000 in total consolidated long-term debt for the six months ended March 31, 1998. Proceeds from the issuance of common stock during the period under the Company's employee stock option and stock purchase plans totaled $71,000.

During the six-month period ended March 31, 1998, working capital increased by $1.4 million to $18.7 million. Trade accounts receivable increased by the net amount of $490,000 and inventories decreased by $1.3 million principally as a result of a high level of shipments at the end of the period. Deposits from customers increased by $1.8 million as a result of the increased backlog at the close of the second fiscal quarter. Trade accounts payable decreased by $740,000, principally as the result of the decrease in inventories. Income taxes payable, payroll and other accrued liabilities also decreased by the net amount of $290,000, including the payment of $661,000 for income taxes.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At March 31,1998, the Company had no borrowings under this credit facility. The line of credit is subject to an annual renewal and was renewed in January 1998. The line of credit under the most recent renewal remains unsecured with terms at one-quarter percent below the bank's prime rate of interest.

The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $750,000, to the Company's subsidiaries in the Netherlands. At March 31,1998, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $2.7 million increase in cash and cash equivalents. At the end of the period, the balance of cash and cash equivalents totaled $5.5 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Part II.  OTHER INFORMATION

Item     4.       Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on February 4, 1998. Voting common shareholders took the following actions at the meeting:

         1. The shareholders voted to elect the following nominees to the Company's Board of Directors:
                                           Votes                 Votes
                                            For                Abstaining
                                     -----------------    -------------------
                John E. Pelo            4,342,099                13,845
                Peter H. Van Oppen      4,341,129                14,815

              Other directors whose term of office as a director continued after the meeting are as follows:

                      Harold R. Frank
                      Edfred L. Shannon Jr.
                      Thomas C. Madsen
                      Gordon Wicher


         2. The shareholders voted to ratify management's selection of independent auditors for the 1998 fiscal year by the affirmative vote of 4,328,151 shares, with 15,077 shares voting against the proposal and 12,716 shares abstaining.


Item     6.   Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              (27.1) Financial Data Schedule for the six-month period ended March 31, 1998.
              (27.2) Restated Financial Data Schedules for the nine-month and one-year periods ended June 30 and September 30,1996, respectively.

         (b)  Reports on Form 8-K

              No Current Reports on Form 8-K were filed during the three months ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KEY TECHNOLOGY, INC.
                                     (Registrant)


Date: May 14, 1998              By     /s/ Thomas C. Madsen
                                   ---------------------------
                                   Thomas C. Madsen,
                                   President and Chief Executive Officer



Date: May 14, 1998             By       /s/ Steven D. Evans
                                   ----------------------------
                                   Steven D. Evans,
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1997

-------------------------------------------------------------------------------


EXHIBIT INDEX

Exhibit                                                                                           Page
-------                                                                                           ----

27.1     Financial Data Schedule for the six-month period ended March 31, 1998.....................17

27.2     Restated Financial Data Schedules for the nine-month and one-year periods ended June 30 and
         September 30, 1996, respectively..........................................................18

