Form 10-Q
period 1998-06-30
KEY TECHNOLOGY INC
filed 1998-08-14
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 1998

                                       or

          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from       to
                                                 ------   -------

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


         The number of shares outstanding of the Registrant's common stock, no par value, on July 31, 1998 was 4,697,912 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1998
TABLE OF CONTENTS

-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item  1. Financial statements
         Condensed consolidated balance sheets, June 30, 1998
            (unaudited) and September 30, 1997................................3
         Condensed unaudited consolidated statements of operations for the three months ended June 30, 1998 and 1997 .......................4
         Condensed unaudited consolidated statements of operations for the nine months ended June 30, 1998 and 1997 ........................5
         Condensed unaudited consolidated statements of cash flows for the nine months ended June 30, 1998 and 1997.....................6
         Notes to condensed unaudited consolidated financial statements.......7


Item  2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................9


PART II.  OTHER INFORMATION

Item  6. Exhibits and Reports on Form 8-K....................................14


SIGNATURES...................................................................15

EXHIBIT INDEX................................................................16

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1998 (UNAUDITED) AND SEPTEMBER 30, 1997

-------------------------------------------------------------------------------

                                                                         June 30,                 September 30,
                                                                           1998                       1997
                                                                   ----------------------     ----------------------
                                                                                    (in thousands)
                            Assets
---------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                             $ 5,268                     $ 2,896
   Trade accounts receivable, net                                          8,952                       8,716
   Inventories:
         Raw materials                                                     5,239                       5,393
         Work-in-process and sub-assemblies                                5,307                       5,357
         Finished goods                                                    2,586                       3,096
                                                                         -------                     -------
                 Total inventories                                        13,132                      13,846
   Other current assets                                                    1,914                       1,851
                                                                         -------                     -------
Total current assets                                                      29,266                      27,309
Property, plant and equipment, net                                         9,153                       9,380
Other assets                                                               2,548                       2,752
                                                                         -------                     -------
        Total                                                            $40,967                     $39,441
                                                                         =======                     =======


             Liabilities and Shareholders' Equity
---------------------------------------------------------------
Current liabilities:
   Accounts payable                                                      $ 2,653                     $ 2,496
   Accrued payroll liabilities and commissions                             2,618                       2,332
   Income tax payable                                                        447                         738
   Other accrued liabilities                                               2,483                       2,239
   Customers' deposits                                                     1,400                       1,344
   Short-term borrowings and debt                                            553                         852
                                                                         -------                     -------
Total current liabilities                                                 10,154                      10,001
Long-term debt                                                             1,302                       1,293
Deferred income taxes                                                        178                         116
Total shareholders' equity                                                29,333                      28,031
                                                                         -------                     -------
        Total                                                            $40,967                     $39,441
                                                                         =======                     =======




       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

-------------------------------------------------------------------------------


                                                                                  1998                  1997
                                                                            -----------------     ----------------
                                                                            (in thousands, except per share data)

Net sales                                                                      $14,431               $13,951
Cost of sales                                                                    8,934                 9,607
                                                                               -------               -------
Gross profit                                                                     5,497                 4,344
Operating expenses:
   Selling                                                                       1,937                 1,866
   Research and development                                                      1,232                 1,215
   General and administrative                                                    1,440                 1,198
                                                                               -------               -------
Total operating expenses                                                         4,609                 4,279
                                                                               -------               -------
Income from operations                                                             888                    65
Other income                                                                        69                    87
                                                                               -------               -------
Earnings before income taxes                                                       957                   152
Income tax expense                                                                (336)                  (58)
                                                                               -------               -------
Net earnings                                                                   $   621               $    94
                                                                               -------               -------

Net earnings per common share - basic                                          $   .13               $   .02
                                                                               =======               =======

Net earnings per common share - diluted                                        $   .13               $   .02
                                                                               =======               =======
















       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

-------------------------------------------------------------------------------


                                                                                  1998                  1997
                                                                            -----------------     ----------------
                                                                             (in thousands, except per share data)

Net sales                                                                         $40,377               $42,654
Cost of sales                                                                      25,284                29,660
                                                                                  -------               -------
Gross profit                                                                       15,093                12,994
Operating expenses:
   Selling                                                                          5,879                 5,966
   Research and development                                                         3,735                 3,386
   General and administrative                                                       3,854                 3,852
                                                                                  -------               -------
Total operating expenses                                                           13,468                13,204
                                                                                  -------               -------
Income (loss) from operations                                                       1,625                  (210)
Other income                                                                          133                   223
                                                                                  -------               -------
Earnings before income taxes                                                        1,758                    13
Income tax expense                                                                   (616)                  (11)
                                                                                  -------               -------
Net earnings                                                                      $ 1,142               $     2
                                                                                  =======               =======

Net earnings per common share - basic                                             $   .24               $   .00
                                                                                  =======               =======

Net earnings per common share - diluted                                           $   .24               $   .00
                                                                                  =======               =======















       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997

-------------------------------------------------------------------------------


                                                                                       1998                  1997
                                                                                  ---------------        --------------
                                                                                               (in thousands)

Net cash provided by (used in) operating activities                                   $3,770                ($4,102)

Cash flows from investing activities:
     Proceeds from short-term investments                                                -                    6,070
     Additions to property, plant and equipment, net                                  (1,289)                (2,360)
                                                                                      ------                -------
          Net cash provided by (used in) investing activities                         (1,289)                 3,710
                                                                                      ------                -------

Cash flows from financing activities:
     Proceeds from (repayment of) short-term borrowings                                  -                     (114)
     Proceeds from issuance of long-term debt                                            408                  1,500
     Repayments of long-term debt                                                       (631)                (1,146)
     Proceeds from issuance of common stock                                              114                    216
                                                                                      ------                -------
          Net cash provided by (used in) financing activities                           (109)                   456
                                                                                      ------                -------

Net increase in cash and cash equivalents                                              2,372                     64

Cash and cash equivalents, beginning of the year                                       2,896                  3,458
                                                                                      ------                -------

Cash and cash equivalents, end of period                                              $5,268                 $3,522
                                                                                      ======                =======

Supplemental information:
     Cash paid during the period for interest                                        $   253                $   169

     Cash paid during the period for income taxes                                    $   710                 $1,318








       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1997. The results of operations for the three- and nine-month periods ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 1998 and the results of its operations for the three- and nine-month periods ended June 30, 1998 and 1997 and its cash flows for the nine-month periods ended June 30, 1998 and 1997.

     The balance sheet at September 30, 1997 has been condensed from the audited balance sheet as of that date.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Earnings per share

     Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, requires all companies whose capital structures include stock options, warrants or convertible securities to make a dual presentation of basic and diluted earnings per share ("EPS"). This accounting standard became effective for the Company's fiscal quarter ended December 31, 1997. Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during the period. Diluted earnings per share are calculated after adjusting the weighted average number of common shares outstanding for any dilutive effect of outstanding stock options using the treasury stock method. During periods of net loss, the effect of outstanding stock options is anti-dilutive and excluded from the calculation of loss per share.

     Tables reconciling basic earnings per share and diluted earnings per share follow:



                   Reconciliation of Basic EPS to Diluted EPS (in thousands, except per share data):
                   ---------------------------------------------------------------------------------


                                                           For the Three Months Ended June 30,
                                      -------------------------------------------------------------------------------

                                                      1998                                      1997
                                      --------------------------------------    -------------------------------------

                                                               Per-Share                                  Per-Share
                                       Income       Shares       Amount         Income         Shares       Amount
                                       ------       ------       ------         ------         ------       ------
Basic EPS:
Income available to common
shareholders                            $  621        4,694        $ .13        $  94            4,679       $ .02
                                                                   =====                                     =====
Effect of Dilutive Securities:
   Stock Options                           -             30                         -               77
                                      ----------   ----------                  ----------     ----------

Diluted EPS:
Income available to common
shareholders plus assumed stock
options                                 $  621        4,724        $ .13        $  94            4,756       $ .02
                                        ======        =====        =====        =====            =====       =====


                                                            For the Nine Months Ended June 30,
                                      -------------------------------------------------------------------------------

                                                      1998                                      1997
                                      --------------------------------------    -------------------------------------

                                                               Per-Share                                  Per-Share
                                       Income       Shares       Amount          Income        Shares       Amount
                                       ------       ------       ------          ------        ------       ------
Basic EPS:
Income available to common
shareholders                           $ 1,142        4,690        $ .24         $    2         4,671        $ .00
                                                                   =====                                     =====

Effect of Dilutive Securities:
   Stock Options                           -             38                         -               90
                                      ----------   ----------                  ----------     ----------

Diluted EPS:
Income available to common
shareholders plus assumed stock
options                                $ 1,142        4,728        $ .24         $    2         4,761       $ .00
                                       =======        =====        =====         ======         =====       =====


     Options to purchase 467,650 shares at prices ranging from $11.50 to $23.25 per share were outstanding as of June 30, 1998, but were not included in the computation of diluted EPS for the three-month period ended June 30, 1998 because the options' exercise prices were greater than the average market price of the common stock. For the nine month period ended June 30, 1998, options for 331,050 shares of common stock at prices ranging from $12.00 to $23.25 per share were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock. These options expire on dates beginning February 6, 2006 through February 4, 2008.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comments included in this document may include "forward-looking statements" within the meaning of the federal securities laws, including statements as to anticipated future results that are based on current expectations and subject to a number of risks and uncertainties. The following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the ability of the Tegra product line to rebound and sustain an improved level of customer acceptance; the impact of beginning backlog levels and order-to-shipment lead time intervals in certain product lines on quarterly revenues; achievement of product performance specifications and related product upgrade or warranty expenses; the ability of new products to compete successfully in either existing or new markets; product development activities; future costs of materials and other operating expenses; competitive factors; the risks involved in expanding international operations and sales; the costs associated with providing remediation activities and contingency plans for potential Year 2000 issues; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment.

Results of Operations
---------------------

For the three-month period ended June 30, 1998, net earnings were $621,000 or $.13 per share on net sales of $14.4 million compared to net earnings of $94,000 or $.02 per share on net sales of $14.0 million for the comparable period in fiscal 1997. Net earnings were 4.3% and 0.7% of net sales in the two periods, respectively. For the nine months ended June 30, 1998, the Company's operating activities resulted in net income of $1.1 million or $.24 per share on net sales of $40.4 million compared to net income of $2,000 or $.00 per share on net sales of $42.7 million for the corresponding period in fiscal 1997. Net income was 2.8% and 0.0% of net sales in the two nine-month periods, respectively.

THREE MONTHS. Net sales increased $480,000 to $14.4 million in the three-month period ended June 30, 1998 compared to the corresponding period in fiscal 1997. The increase in net sales between the two periods resulted principally from increased sales in the automated inspection systems and processing equipment product groups, partially offset by decreased sales of specialized conveying systems. Sales of automated inspection systems resulted principally from shipments of the Company's Tegra (TM) sorting systems. Within the specialized conveying systems product group, decreased sales to domestic customers were partially offset by increased sales to European and other international customers. Sales to European customers increased by 19% in the third quarter of fiscal 1998 over the same period last year. Sales of specialized conveying systems to European customers by the Company's Dutch subsidiary, KEY/Superior B.V., was a significant factor contributing to this increase.

Backlog at the end of the most recent quarter was approximately $8.1 million compared to the backlog of $9.0 million at June 30, 1997. Backlog at the beginning of the quarter compared to backlog at the close of the quarter decreased by $2.1 million compared to a decrease of $5.5 million in the corresponding period in fiscal 1997, principally as a result of customer requirements for delivery in each respective period.

Backlog does not include orders received and shipped within the same quarter. The total value of orders received in the third quarter of fiscal 1998 increased by 45% over the value of orders recorded in the corresponding period in fiscal 1997. The increase in orders in the third quarter of the current fiscal year compared to the same period last year was principally due to increased orders for Tegra automated inspection systems followed by increased orders for specialized conveying systems.

Gross profit increased to $5.5 million or 38% of sales for the three months ended June 30, 1998 compared to $4.3 million or 31% of sales in the corresponding period last year. The improved margin resulted principally from decreased warranty and installation expenses related to the Tegra product line and decreased manufacturing labor, overhead and other cost variances as percentages of sales due to cost reduction programs and improved manufacturing efficiencies.

Operating expenses were $4.6 million in the three-month period ended June 30, 1998 compared to $4.3 million for the three-month period ended June 30, 1997. General and administrative expenses increased by 20% to $1.4 million in the more recent quarter principally as a result of expenses related to consulting and training services to improve the Company's processes and product reliability. Management expects the general and administrative expenses to decrease modestly over the next several quarterly periods. Selling expenses increased slightly to just over $1.9 million in the more recent period due principally to increased advertising and product promotion expenses. Research and development expenses were essentially unchanged between the comparable quarterly periods. For the fiscal quarter ended June 30, 1998, other income was $69,000 compared to $87,000 for the corresponding period in fiscal 1997.

During the three-month period ended March 31, 1998, the Company began the merger and consolidation of its two European subsidiaries, Key Technology B.V. and Superior B.V into an entity named KEY/Superior B.V. The consolidation will also include the physical relocation of the combined operations into a new, leased facility adjacent to the current Superior B.V. location. The physical relocation began in the third quarter and is expected to be completed in the fourth quarter of fiscal 1998.

NINE MONTHS. Net sales for the nine-month period ended June 30, 1998 decreased 5% to $40.4 million from $42.7 million in the comparable period last year. The decrease in net sales resulted from decreased sales of products principally in the processing equipment product group followed by decreases in sales of specialized conveying systems. The decreased sales in these product groups were generally spread across the various geographic markets to which the Company sells, except for Europe and, to a lesser extent, Latin America, both of which experienced increased sales. In the more recent nine-month period, decreased sales to customers in international geographic markets other than Europe and Latin America resulted principally from decreased sales of automated inspection systems and specialized conveying systems. Historically, the Company's typical terms of sale for such systems sold to international customers have been denominated in U.S. dollars. The Company believes the relative strengthening of the dollar against other foreign currencies since the comparable period a year ago has placed the Company's automated inspection systems at a competitive pricing disadvantage. Net sales for the nine-month period ended June 30, 1998 in the domestic and international markets served by the Company have also been unfavorably affected by decreased capital spending by customers. The Company, however, has recently been consulted on and is expecting to participate in providing equipment and systems for a number of processing line refurbishment and capacity expansion projects beginning in the fourth quarter of fiscal 1998 and continuing into the upcoming year.

For the nine months ended June 30, 1998, gross profit increased by $2.1 million or 16% to $15.1 million, or 37% of sales, compared to $13.0 million, or 30% of sales, in the nine months ended June 30, 1997. Gross profit contribution during the nine-month period ended June 30, 1998 increased over the corresponding period in 1997 due principally to a slight shift in product mix to higher margined systems and improved margins on these systems, decreased warranty and installation expenses and decreased manufacturing overhead and labor as percentages of sales. Total operating expenses increased by $264,000 to $13.5 million in the nine-month period ended June 30, 1998 from $13.2 million in the comparable period in the previous fiscal year principally as a result of increased research and development expenditures, offset slightly by decreased selling expenses. For the nine-month period ended June 30, 1998, other income was $133,000 compared to other income of $223,000 for the corresponding period in fiscal 1997. In the corresponding period in fiscal 1997, other income had benefited from moderately higher royalty, scrap and interest income compared to the more recent period


Liquidity and Capital Resources
-------------------------------

For the nine-month period ended June 30, 1998, net cash provided by operating activities totaled $3.8 million compared to net cash used in operating activities totaling $4.1 million in the corresponding period in fiscal 1997. A principal source of cash during the nine months ended June 30, 1998 was provided by a decrease in inventories of $714,000. In the corresponding period last year, the Company used $3.7 million in cash to decrease trade accounts payable balances and pay accrued income taxes and certain accrued payroll liabilities, including profit sharing and incentive compensation expenses, which had been accrued in the previous fiscal year. Additionally, operating activities during the fiscal 1997 period had resulted in the use of $1.8 million to fund an increase in inventories.

Cash flows from investing activities for the nine-month period ended June 30, 1998 included the use of net cash resources totaling $1.3 million to fund the acquisition of capital equipment compared to $2.4 million in the corresponding period last year. In the first three quarters of fiscal 1997, proceeds from short-term investments, upon their maturity, in a net amount of $6.1 million were utilized to partially fund operating activities and $2.4 million in purchases of capital equipment. No such proceeds from short-term investments have been utilized in the nine-month period ended June 30, 1998. At June 30, 1998, the Company had outstanding commitments for capital expenditures totaling approximately $650,000 for equipment and leasehold improvements related to the completion of the expansion of its operations in Beusichem, The Netherlands.

The Company's cash flows from financing activities for the nine months ended June 30, 1998 were principally affected by repayments of $631,000 in long-term debt. These repayments, offset by the receipt during the first quarter of fiscal 1998 of $408,000 from a third-party leasing company, the result of an assignment of the future proceeds of a customer's operating lease of the Company's products, resulted in a net decrease of $223,000 in total consolidated long-term debt for the nine months ended June 30, 1998. Proceeds from the issuance of common stock during the period under the Company's employee stock option and stock purchase plans totaled $114,000.

During the nine-month period ended June 30, 1998, working capital increased by $1.8 million to $19.1 million. Cash and cash equivalents increased by $2.4 million as a result of operating activities. Trade accounts receivable increased by the net amount of $236,000 and inventories decreased by $714,000 principally as a result of a high level of shipments at the end of the period. Trade accounts payable increased by $157,000, principally as the result of the expenditures for equipment and leasehold improvements in Europe. Income taxes payable, payroll and other accrued liabilities also increased by the net amount of $239,000, including the payment of $710,000 for income taxes.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At June 30, 1998, the Company had no borrowings under this credit facility.

The   Company  also   maintains  a credit  facility   with  a  Dutch  bank which
provides for operating lines of credit totaling 1.5 million guilders, or approximately $750,000, to the Company's subsidiary in the Netherlands. At June 30, 1998, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $2.4 million increase in cash and cash equivalents. At the end of the period, the balance of cash and cash equivalents totaled $5.3 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.

Year 2000 Conversion
--------------------

The Company has initiated an enterprise-wide program to prepare its computer systems, applications and products for the year 2000 date conversion. The Company expects to incur internal staff costs as well as consulting expenses, investments in capital equipment and other remediation expenditures related to enhancements necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The total cost of compliance and its effect on the Company's future results of operations is still being determined as a part of the detailed and on-going compliance-planning program.

However, management currently believes that total expenditures for the Company's year 2000 compliance program will be approximately $350,000, including both capital equipment and operating expense. Expenditures through June 30, 1998 total approximately $30,000.

The Company expects that the portion of its year 2000 compliance program that addresses internal issues should be substantially completed by January 1, 1999 and contains only a moderate to low level of risk. The Company also expects to continue its assessment of external issues related to suppliers, customers, utilities and other factors which are outside of its immediate control. These activities are expected to continue throughout 1999 and beyond, as applicable. Since the external issues are outside of its immediate control, the Company assigns a higher level of risk to such issues. The Company expects to implement contingency plans as the requirements for such plans are identified. The costs, if any, for such contingency plans are expected to be incremental to the Company's year 2000 compliance program expenditures indicated above.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

-------------------------------------------------------------------------------

Part II.  OTHER INFORMATION


Item     6.       Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  The following report on Form 8-K was filed during the three months ended June 30, 1998.

                  1. Registrant's Form 8-K dated May 13, 1998 and filed with the
                     Securities and Exchange Commission on June 24, 1998 disclosing the Company's adoption of a shareholder rights plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KEY TECHNOLOGY, INC.
                                                 (Registrant)


Date: August 12, 1998            By /s/ Thomas C. Madsen
                                    -------------------------------------
                                    Thomas C. Madsen,
                                    President and Chief Executive Officer



Date: August 12, 1998            By /s/ Steven D. Evans
                                    -------------------------------------
                                    Steven D. Evans,
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1998

-------------------------------------------------------------------------------


EXHIBIT INDEX

Exhibit                                                                    Page
-------                                                                    ----

27.1  Financial Data Schedule for the nine-month period
         ended June 30, 1998................................................17