Form 10-K
period 1998-09-30
KEY TECHNOLOGY INC
filed 1998-12-18
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended September 30, 1998

                                       or

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

                           Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the Registrant's common stock held by non-affiliates on December 2, 1998 (based on the last sale price of such shares) was approximately $31,147,451.

     The number of shares of the Registrant's common stock outstanding on December 2, 1998 was 4,701,502 shares of common stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of Registrant's Proxy Statement dated January 4, 1999 prepared in connection with the Annual Meeting of Shareholders to be held on February 3, 1999 are incorporated by reference into Part III of this Report.


                              KEY TECHNOLOGY, INC.
                                    FORM 10-K
                                TABLE OF CONTENTS
PART I                                                                                               PAGE
                                                                                                     ----

     Item 1.      BUSINESS.........................................................................     1

     Item 2.      PROPERTIES.......................................................................     8

     Item 3.      LEGAL PROCEEDINGS ...............................................................     8

     Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................     8


PART II

     Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS..............................................................     9

     Item 6.      SELECTED FINANCIAL DATA..........................................................    10

     Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..............................................    11

     Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK      ...............................................................    16

     Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................    17

     Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE..............................................    35


PART III

     Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................    35

     Item 11.     EXECUTIVE COMPENSATION...........................................................    35

     Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT    ...............................................................    35

     Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................    35


PART IV

     Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K..........................................................................   36

     SIGNATURES   ..................................................................................   38

     EXHIBIT INDEX..................................................................................   39

                                     PART I

ITEM 1.    BUSINESS.
-------    ---------

GENERAL
-------

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

     The Company's domestic operations are headquartered in Walla Walla, Washington and are organized into business units comprised of the Company's two major product groups: Automated Inspection Systems (AIS) and Specialized Conveying Systems (SCS). Both of these business units continue to serve customers in the Company's primary market - the food processing industry - through common sales and distribution channels.

     The Company's European business unit operations are conducted by its indirect, wholly-owned European subsidiary, KEY/Superior B.V. KEY/Superior B.V. is a manufacturer of specialized conveying systems sold primarily within Europe. The Company also utilizes KEY/Superior B.V. as the primary sales and service organization for its AIS products sold to European customers. KEY/Superior B.V. is located in Beusichem, The Netherlands.

INDUSTRY BACKGROUND
-------------------

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

PRODUCTS
--------

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

     The following table sets forth sales by product category for the periods indicated:

                                                                FISCAL YEAR ENDED SEPTEMBER 30,
                                                    --------------------------------------------------------
                                                       1998                  1997                  1996
                                                    ------------          ------------          ------------
                                                                        (IN THOUSANDS)
Automated inspection systems............               $22,434               $21,388               $27,699
Specialized conveying systems...........                20,691                24,388                17,108
Parts, service and other processing
    equipment...........................                10,008                11,492                 9,534
                                                    ============          ============          ============
Net sales...............................               $53,133               $57,268               $54,341
                                                    ============          ============          ============


AUTOMATED INSPECTION SYSTEMS

     Automated inspection systems are used in processing applications to detect and eliminate defects during raw product processing. The Company's systems within this group include the ADR(R) and Tegra(R) systems, representing the Company's third and fourth generation, respectively, of automated inspection systems.

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

     Tegra Automated Inspection System. In fiscal 1996, the Company introduced its fourth generation of automated inspection system sorters. Named Tegra, this generation of automated inspection systems incorporates a number of technological and mechanical advances that result in significant improvements to processing efficiency and product throughput with higher recovery and defect-removal rates. Tegra was designed to provide a technology platform for future product development and potential entry into applications and markets not previously served by the Company. Certain present and potential applications for Tegra systems include potato products, green beans, dried beans, corn, carrots, peas, spinach and other leafy vegetables, peaches, pears, nuts, grains, coffee and tobacco.

     Tegra incorporates object-specific IntelliSort(TM) technology. IntelliSort sorting technology recognizes not only color and size, but also shape. This capability provides a solution to previously difficult sorting problems, such as differentiation between green beans and green bean stems. Tegra cameras are capable of high fidelity color-image processing to scan product at a rate of over 4,000 times per second, offering a sensitivity to color subtleties beyond human vision. Tegra also incorporates KeyWare(R) software that substantially reduces operational complexity. KeyWare consists of application packages, each specifically designed for a single product category that, together with the system's computer hardware capability and networking software, support all standard factory control and automation interfaces. These features allow Tegra to establish data connectivity and communication with a processing plant's computer network system.

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

     AccuScan(R) Quality Control Monitor. AccuScan uses sophisticated optical scanning technology for automated inspection of products. AccuScan is a high-definition, true-color optical scanning system that samples and analyzes product streams on a moving conveyor belt for various quality attributes. AccuScan consists of an on-line scanner connected to a remote UNIX workstation. AccuScan uses proprietary color image processing software to provide an automated analysis of product quality. Data are obtained by analysis of product images that are captured approximately every 7 seconds from a slip stream of product on the conveyor belt. Information regarding customer-defined product variables such as color, length, width, area, perimeter, shape and defects are statistically analyzed to produce accurate, real-time information about product quality. The AccuScan's workstation analyzes the image data and provides real-time quality analysis information in graphical form. The system distributes this information simultaneously to multiple process locations, allowing correction of process trends before the process yields large quantities of out-of-tolerance product. Historical quality data may also be presented to determine trends, review process limits and provide customer documentation of product quality. Although revenues from AccuScan systems during fiscal 1998 were not material, the Company expects that sales from this product line will increase in fiscal 1999.

     Pharmaceutical Inspection System. In fiscal 1996, the Company purchased certain inventory, trademarks and patents related to a pharmaceutical inspection product line, the I-300 Pharmaceutical Inspection System, from the Imaging Division of Oncor, Inc. Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals, including tablets, capsules and softgels for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules. The pharmaceutical inspection system also verifies labels and the presence of printing and detects color, size, location and shape defects at processing rates over one million parts per hour. The Company expects sales of this product line will be a moderate contributor to automated inspection system revenues during fiscal 1999.

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

     The Company's patent on its Iso-Flo vibratory conveyor system will expire in fiscal 1999. The Company considers its vibratory conveyor technology to be a proprietary core competency. Consequently, investment in research and development activities related to specialized conveying systems increased in fiscal 1998, with additional increases expected in fiscal 1999. There can be no assurance that the expiration of the Iso-Flo patent will not result in increased competition and decreased sales of the product line.

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

PARTS AND SERVICE

     The Company typically provides system installation support services which are included in the sales price of certain of its products, principally the AIS systems. In addition, the Company generates revenues from the sale of spare parts and post-sale field and telephone-based repair services to support its customers' routine maintenance requirements and seasonal equipment startup and winterization processes. The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth and expects to devote additional resources in fiscal 1999 to increase such sales. In response to increasing customer demand for maintenance and parts services, the Company introduced a new multi-level service product offering named UpTime(TM) in the first quarter of fiscal 1999.

CUSTOMERS AND MARKETS
---------------------

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

     The principal potato market served by the Company's systems is french fries. French fries comprise approximately 90% of the over eight billion pounds of frozen potato products processed annually in the United States. The expansion of American-style fast food chains in foreign countries is resulting in parallel development of the frozen french fry market overseas.

     The Company's products are used in the fruit and vegetable processing market where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable market segments for the Company are green beans, corn, carrots, peas, onions, apples, pears, cranberries and peaches. In fiscal 1998, the Company expanded its addressable markets by introducing Tegra-based product applications into the coffee and tobacco markets. The Company expects that the coffee and tobacco markets may also provide opportunity for expanded sales of specialized conveying systems. The Company also sells pharmaceutical systems, together with other products, to pharmaceutical manufacturers in the United States, Puerto Rico and Europe.

     The acquisition of Superior B.V. in fiscal 1996 provided the Company with a manufacturing base from which it can more rapidly manufacture and deliver conveying systems to European customers. Export and foreign sales for the fiscal years ended September 30, 1998, 1997 and 1996 accounted for 37%, 32% and 34% of net sales in each such year, respectively. Nearly all export sales of products manufactured in the United States have been denominated in U.S. dollars. Sales in Europe of spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies. In its export and foreign sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase the sales prices in local currencies of the Company's products in international markets; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. Additional information regarding export and foreign sales is set forth in Note 13 to the Company's Consolidated Financial Statements for the year ended September 30, 1998.

     The Company does not rely on annual recurring sales to particular customers. However, the Company's customers often make periodic large purchases of complete systems. Therefore, while in any given fiscal year sales to a single customer might represent 10 percent or more of the Company's consolidated revenues, the Company believes the loss of such customer would not have a material adverse effect on the Company. No single customer accounted for more than 10% of net sales during fiscal 1998.

     The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington; Rockville, Maryland; and Beaver Dam, Wisconsin. The Company also has a subsidiary in Beusichem, The Netherlands which provides sales and service to European customers. Sales are made in Australia and New Zealand through an independent distributor which the Company also licenses to manufacture certain of its products.

ENGINEERING, RESEARCH AND DEVELOPMENT
-------------------------------------

     At September 30, 1998, the Company's engineering departments had 82 technical and support employees who conduct new product research and development, sustaining engineering for released products and project engineering for custom systems. The department includes electronic, mechanical and software engineers, mathematicians and technical support personnel.

     The Company's project engineering teams are responsible for engineering and designing the details of each custom order. A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

     In fiscal 1998, the Company's engineering, research and development expenses were approximately $4.8 million, compared to $4.4 million and $4.3 million in 1997 and 1996, respectively.

MANUFACTURING
-------------

         The Company maintains two domestic manufacturing facilities, both located in Walla Walla, and a European manufacturing facility located in The Netherlands. The Company's current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies. Manufacturing activities include process engineering; cutting, welding, fabrication and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration. The Company manufactures products for its AIS business unit in a 150,000 square foot facility constructed in 1990. In response to increased market demand for its products, the Company increased its manufacturing capacity by leasing another 100,000 square foot facility in Walla Walla in early 1996. The Company initiated full-scale production operations for its SCS business unit in this facility during early fiscal 1997. The Company increased its manufacturing capacity as a result of the acquisition in July 1996 of KEY/Superior B.V. During the fourth quarter of fiscal 1998, the Company further expanded KEY/Superior B.V.'s manufacturing capacity by leasing and occupying a 45,000 square foot facility adjacent to its original 18,000 square foot building, which is currently utilized for warehouse and inventory storage and is being held to meet future anticipated needs.

     The Company manufactures certain of its products to Underwriters Laboratories, United States Department of Agriculture and Occupational Safety and Health Administration standards and its domestic manufacturing became qualified in January 1995 for certification to the ISO-9001 quality management and assurance standards. The merger of the Company's European operations will require re-certification of that combined entity to the ISO-9001 standards, which the Company expects to complete in fiscal 1999. The Company's products also comply with the Canadian Standards Association (CSA) and European CE (Conformite Europeene) safety standards.

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

BACKLOG
-------

     The Company's backlog as of September 30, 1998 and September 30, 1997 was approximately $11.1 million and $8.2 million, respectively. Gross orders exceeded shipments by $2.9 million in fiscal 1998, resulting in a corresponding increase in backlog from the closing backlog in fiscal 1997. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders. However, the Company believes that backlog is not necessarily a meaningful indicator of future financial results as it typically ships products ordered within eight to thirteen weeks from the date of receipt of the order. Large multiple-unit system orders or orders for systems in high demand may, however, result in longer delivery times.

COMPETITION
-----------

     The markets for automated inspection systems and specialized conveying systems are highly competitive. Important competitive factors include price, performance, reliability, and customer support and service. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices. Certain of the Company's competitors may have substantially greater financial, technical, marketing and other resources. The Company's principal competitors are believed to be the SRC Vision subsidiary of Advanced Machine Vision Corporation, Sortex Inc., the Pulsarr B.V. and Elbicon N.V. subsidiaries of Barco N.V., Allen Machinery Co. and FMC Corporation. As the Company enters new markets, such as coffee and tobacco, it expects to encounter new niche competitors.

PATENTS AND TRADEMARKS
----------------------

     The Company currently owns twenty-two outstanding United States patents issued from 1982 through 1998 and twelve outstanding patents issued by foreign countries, the first of which expires in 1999. As of December 2, 1998, seventeen United States and foreign patent applications had been filed and are pending. Additional information regarding patent royalties received by the Company is set forth in Note 14 to the Company's Consolidated financial Statements for the year ended September 30, 1998.

     The Company has twenty-one registered trademarks and applications pending for two trademarks. The Company also attempts to protect its trade secrets and other proprietary information through proprietary information agreements with employees and consultants and other security measures. The laws of certain countries in which the Company's products are or may be manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

EMPLOYEES
---------

     At September 30, 1998, the Company had 450 full-time employees, including 231 in manufacturing, 82 in engineering, research and development, 89 in marketing, sales and service and 48 in general administration and finance. None of the Company's employees in the United States are represented by a labor union. The Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be excellent.

ITEM 2.    PROPERTIES.
-------    -----------

     The Company's corporate headquarters and the manufacturing and research and development facilities for its AIS business unit are in a 150,000 square foot building located on a 20-acre site in Walla Walla, Washington. This facility was custom designed and built for the Company, with construction completed in October 1990. The Company occupies the facility under a lease expiring in 2010. The Company has the option to purchase the facility and related real property at any time during the remaining lease term. In response to increased market demand for its products, the Company increased its manufacturing capacity by occupying another 100,000 square foot facility in Walla Walla beginning in 1996 under a lease expiring in 2005. The Company may extend the lease until 2010. The Company manufactures most of its SCS products in this facility. The Company also manufactures SCS products in a 45,000 square foot leased facility it occupied in 1998 in Beusichem, The Netherlands. This facility also serves as the headquarters for the Company's sales and service functions in Europe. The lease on the facility expires in 2008. In addition, the Company still owns a 18,000 square foot manufacturing facility, located adjacent to its newly leased facility in The Netherlands, which it vacated in 1998 but currently uses as warehouse space and intends to hold for future expansion. The Company leases office space in the United States in Rockville, Maryland and Beaver Dam, Wisconsin. The Company previously owned a manufacturing facility located in Milton-Freewater, Oregon which it vacated in 1991 and sold in 1998.


ITEM 3.    LEGAL PROCEEDINGS.
-------    ------------------

     From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 2, 1998, the Company was not a party to any material legal proceedings.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------    ----------------------------------------------------

     None.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------    -------------------------------------------------------------
           MATTERS.

     Shares of the Company's common stock are quoted on the Nasdaq National Market System under the symbol "KTEC". The following table shows the high and low bid prices per share of the Company's common stock for the two most recent fiscal years ended September 30:

                                           High              Low
                                           ----              ---
            Fiscal 1998
            -----------
                1st Quarter               $16.25            $9.50
                2nd Quarter                12.50             9.875
                3rd Quarter                12.00            10.00
                4th Quarter                10.875            6.00

            Fiscal 1997
            -----------
                1st Quarter               $27.75           $20.00
                2nd Quarter                25.75            15.25
                3rd Quarter                19.375           14.00
                4th Quarter                17.50            11.75

The sources of these bid price quotations for the Company's common stock were Nasdaq's Summary of Activity(TM) reports and the Nasdaq OnlineSM Internet site.

     The Company had approximately 2650 beneficial owners of its common stock, of which 162 are of record, as of December 2, 1998.

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

ITEM 6.    SELECTED FINANCIAL DATA.
-------    ------------------------

     The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 1998 has been derived from the audited consolidated financial statements of the Company. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8, respectively.


                                                                 FISCAL YEAR ENDED SEPTEMBER 30,
                                             -------------------------------------------------------------------------
                                               1998            1997            1996            1995           1994
                                             -----------     -----------    -----------     -----------    -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net sales.............................         $53,133         $57,268        $54,341         $42,653        $31,135
Cost of sales.........................          33,838          39,451         33,050          25,063         19,500
                                             -----------     -----------    -----------     -----------    -----------
Gross profit..........................          19,295          17,817         21,291          17,590         11,635
Total operating expenses..............          18,085          17,648         15,226          13,638         10,814
                                             -----------     -----------    -----------     -----------    -----------
Income from operations................           1,210             169          6,065           3,952            821
Other income .........................             179             450          1,061           1,175            613
                                             -----------     -----------    -----------     -----------    -----------
Earnings before income taxes..........           1,389             619          7,126           5,127          1,434
Income tax expense....................             464             197          2,252           1,589            488
                                             ===========     ===========    ===========     ===========    ===========
Net earnings..........................       $     925       $     422       $  4,874        $  3,538      $     946
                                             ===========     ===========    ===========     ===========    ===========

Earnings per share - Basic............       $    0.20       $    0.09       $   1.05        $   0.76      $    0.20
                                             ===========     ===========    ===========     ===========    ===========

Earnings per share - Diluted..........       $    0.20        $   0.09       $   1.02        $   0.76      $    0.20
                                             ===========     ===========    ===========     ===========    ===========
Shares used in per share calculation -
    Basic.............................           4,692           4,674          4,652           4,639          4,635
                                             ===========     ===========    ===========     ===========    ===========
Shares used in per share calculation -
    Diluted...........................           4,721           4,760          4,777           4,639          4,635
                                             ===========     ===========    ===========     ===========    ===========



                                                                          SEPTEMBER 30,
                                            --------------------------------------------------------------------------
                                               1998            1997            1996           1995            1994
                                            ------------     ----------     -----------    ------------    -----------
                                                                         (IN THOUSANDS)
BALANCE SHEET DATA:
Cash, cash equivalents and short-term
     investments......................        $  6,333         $  2,896       $  9,528        $13,699         $10,008
Working capital.......................          18,949           17,308         17,736         18,783          16,371
Property, plant and equipment, net....           9,584            9,380          8,703          4,096           3,845
Total assets..........................          39,357           39,441         45,252         31,556          28,981
Notes payable and current portion of
   long-term debt.....................             579              852            923            415             385
Long-term debt, less current portion             1,103            1,293          1,467            825           1,240
Shareholders' equity..................          29,315           28,031         27,583         22,760          19,202


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------    ---------------------------------------------------------------

     This Annual Report on Form 10-K may include "forward-looking statements" within the meaning of the federal securities laws, including statements as to anticipated future results that are based on current expectations and are subject to a number of risks and uncertainties. The following factors, among others, could cause actual results or outcomes to differ materially from current expectations: the ability of the Tegra product line to rebound and sustain an improved level of customer acceptance; achievement of product performance specifications and related reduction in product upgrade or warranty expenses; the ability of new products to compete successfully in either existing or new markets; product development activities; future costs of materials and other operating expenses; competitive factors; the risks involved in expanding international operations and sales; the costs associated with remediating potential Year 2000 issues; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment.

INTRODUCTION
------------

     The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment.

     The ownership structure of the Company's European operations is held through its wholly-owned domestic subsidiary, Key Technology Holdings U.S.A., LLC. Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings U.S.A., LLC and in turn owns KEY/Superior B.V. In fiscal 1998, KEY/Superior B.V. was formed through the merger of Key Technology B.V. and Superior B.V., Suplusco Holding B.V.'s former subsidiaries. Suplusco Holding B.V. and its subsidiary are located in Beusichem, The Netherlands. Additionally, the Company has a wholly-owned foreign sales corporation (FSC) subsidiary, Key Technology FSC, Inc., through which a portion of the Company's domestically originated foreign trade income is exempt from tax at the corporate level.

     During fiscal 1998, the Company and GE Capital's Vendor Financial Services business entered into an agreement creating Key Technology Financial Services
(KTFS). Through KTFS, GE Capital will provide customized financial services to customers of the Company for the acquisition and servicing of equipment manufactured and distributed by the Company.

RESULTS OF OPERATIONS
---------------------

     For the fiscal years ended September 30, 1998, 1997 and 1996, the Company's net sales were $53.1 million, $57.3 million, and $54.3 million, respectively. Net sales in fiscal 1998 decreased by 7% compared to fiscal 1997. The decreased sales in fiscal 1998 resulted principally from a 15% decrease in specialized conveying systems followed by a 58% decrease in other processing equipment, partially offset by a 5% increase in automated inspection systems and an 11% increase in parts and service sales. The decrease in specialized conveying systems and other processing equipment occurred principally from decreased sales of these products to domestic customers compared to 1997, which had experienced a significant increase in sales of such products compared to fiscal 1996. However, sales by KEY/Superior of products, principally in the specialized conveying system group, to European customers in fiscal 1998 increased by approximately 23% to $9.8 million compared to $8.0 million in 1997. The increase in sales in 1998 of automated inspection systems resulted principally from increased sales of ADR systems and, to a lesser amount, increased sales of pharmaceutical systems partially offset by a decrease in total Tegra sales for the period compared to fiscal 1997.

     The decrease in total sales volume of the Company's Tegra automated inspection systems in fiscal 1998 was due principally to decreased sales of monochromatic Tegra systems, which were partially offset by increased sales of color and multi-spectral systems. The majority of the Company's Tegra sales are for systems configured with color cameras, which the Company believes provides superior detection of defects in most applications. The Company continues to develop new applications utilizing the Tegra system as a technology platform and believes that systems configured with color and multi-spectral cameras utilizing these camera configurations will contribute to growth in revenues in fiscal 1999 as the advantages of this technology become more widely known.

     Net sales in fiscal 1997 increased by 5% over fiscal 1996. The increased sales in fiscal 1997 resulted principally from a 43% increase in revenues from sales of specialized conveying systems followed by a 21% increase in sales of parts, service and other processing equipment, partially offset by a 23% decrease in sales of automated inspection systems. While domestic sales of specialized conveying systems increased in fiscal 1997 over 1996, the increased sales in this product group benefited principally from the contribution of a full year of revenues by Superior B.V., which was acquired early in the fourth quarter of fiscal 1996. The decrease in sales of automated inspection systems in fiscal 1997 resulted principally from decreased sales of Tegra automated inspection systems followed by decreased sales of ADR systems.

     Export and foreign sales accounted for 37%, 32% and 34% of total net sales in fiscal 1998, 1997 and 1996, respectively. The largest market for such foreign sales in both fiscal 1998 and 1997 was to European customers. Sales in fiscal 1998 to European customers and to customers in other foreign markets increased by 4% and 15 %, respectively, over the prior year.

     Gross profit was 36%, 31% and 39% of sales in fiscal 1998, 1997 and 1996, respectively. The improved gross profit margins, as a percentage of net sales in fiscal 1998 compared to fiscal 1997 resulted principally from a shift in product mix toward higher margin products combined with improved margins in most product groups. The improved gross margin in 1998 also benefited from decreased warranty and installation expenses and decreased manufacturing labor and other manufacturing costs as percentages of sales. During fiscal 1998, the Company repositioned its warranty policy to offer the industry standard one-year warranty across all of its product offerings. Previously, the Company had offered a two-year warranty on Tegra systems compared to a one-year warranty on its other products. As a result of this change to its warranty period policy and programs to improve product reliability, the Company expects to experience a continued improvement in its warranty expense as a percentage of sales in fiscal 1999. The gross margin improvements in fiscal 1998 were offset slightly by an increase in fixed manufacturing overhead expense, as a percentage of sales, resulting from the unfavorable effect upon capacity utilization of the decrease in sales volume compared to the prior fiscal year. The reduced gross profit margins in fiscal 1997 compared to fiscal 1996 resulted principally from a shift in product mix toward lower margin products combined with a substantial increase in Tegra system warranty expenses. Increased manufacturing labor and overhead expenses as percentages of sales also contributed to the decrease in gross profit contribution between these periods.

     Operating expenses increased to $18.1 million in fiscal 1997 from $17.6 million in fiscal 1997 and from $15.2 million in fiscal 1996 and represented 34%, 31% and 28% of net sales in each such year, respectively. The Company expects that, as a percentage of net sales, total operating expenses in fiscal 1999 may decrease slightly from fiscal 1998 due to anticipated increases in sales volume.

     Selling and marketing expenses were $8.0 million in fiscal 1998, $8.1 million in fiscal 1997 and $7.4 million in fiscal 1996, and represented 15%, 14% and 14% of net sales in each such year, respectively. Selling and marketing expenses in fiscal 1998 decreased compared to fiscal 1997 principally as a result of decreased commission expenses related to the lower level of product sales combined with a decreased volume and percentage of those sales sold through outside representatives to whom the Company pays higher commission rates. The effect of the decreased commission expenses were partially offset by increased product promotion and advertising expenses in fiscal 1998 compared to 1997. In fiscal 1997, selling and marketing expenses increased by approximately 9% compared to fiscal 1996 due principally to increased staffing and travel expenses resulting from the Company's reorganization into business units and expenses associated with the Company's activities in developing a presence in the pharmaceutical inspection systems market. The Company expects to devote additional resources in fiscal 1999 to expand its selling efforts and market presence, both domestically and internationally.

     Research and development expenses increased in fiscal 1998 to $4.8 million from $4.4 million in fiscal 1997 and $4.3 million in fiscal 1996, and represented 10%, 8% and 8% of net sales in each such year, respectively. The increase in research and development expenses in fiscal 1998 compared to 1997 resulted from activities to extend the capabilities of Tegra into other applications and markets, such as coffee and tobacco, and in the development of a new product for the potato industry. Additional research and development expenditures were incurred in 1998 in the development of a new adaptation of the Company's Vis/IR (multi-spectral) scanning cameras that simultaneously uses visible and infrared illumination for detecting defects in french fries while ignoring the potato skin. This technology can be used on both the Tegra and ADR systems. The research and development expenses in fiscal 1997 resulted principally from expenditures associated with the development of performance improvements and technical modifications for the Tegra product line, which was introduced in 1996. The Company expects that research and development expenses in fiscal 1999 may increase slightly compared to fiscal 1998 and that activities in fiscal 1999 will focus on continuing to extend the capabilities and applications of the technologies contained in Tegra, completing the development of a new product for the potato industry and developing new specialized conveying system products.

     General and administrative expenses increased to $5.2 million in fiscal 1998 from $5.1 million in fiscal 1997 and $3.5 million in fiscal 1996, and represented 10%, 9% and 6% of net sales in each such year, respectively. General and administrative expenses increased very modestly in fiscal 1998 compared to the prior fiscal year principally as a result of expenses related to consulting and training services to improve the Company's processes and product reliability. The increase in general and administrative expenses in fiscal 1997 compared to 1996 principally reflected the effect of increased staffing levels resulting from the reorganization of the Company into two separate business units in the first quarter of fiscal 1997. General and administrative expenses in 1997 also increased as a result of expenses associated with the Company's new European subsidiaries which were included for only the fourth quarter of fiscal 1996.

     Other income and expense includes interest income and expense, royalty income and other income from miscellaneous sources. During fiscal 1998, the Company received royalty payments of $62,000 compared to total royalty income in fiscal 1997 of $225,000, which included $125,000 as part of an agreement to sell certain equipment to one customer, pursuant to which the Company may receive royalty payments through 2001. Royalty income in fiscal 1996 totaled $481,000. Net interest income in fiscal 1998 was $88,000 compared to $34,000 in fiscal 1997 and $546,000 in 1996. Decreased interest earnings on reduced balances of funds invested in cash equivalents and short-term investments and increased long-term debt resulted in the reduced net interest income in fiscal 1998 and 1997 compared to fiscal 1996.

     The Company's European subsidiaries contributed a significant portion of the Company's earnings before taxes during both fiscal 1998 and 1997. Earnings before taxes, and before the elimination of profits on intercompany transactions, for the Company's European subsidiaries were $810,000 and $737,000 in fiscal 1998 and 1997, respectively, and constituted approximately 50% and 118% of such earnings for the Company in those respective years. The Company expects that sales to European customers of products manufactured both domestically and in Europe will continue to provide a material contribution to revenues and net earnings.

     The Company's effective income tax rate was 33.5%, 32.0%, and 31.6% for fiscal 1998, 1997 and 1996, respectively.

     Net earnings after tax were $925,000 in fiscal 1998 compared to $422,000 in fiscal 1997 and $4.9 million in fiscal 1996. Basic net earnings per share were $0.20, $0.09 and $1.05 in fiscal years 1998, 1997 and 1996, respectively. In spite of decreased sales volume in fiscal 1998 compared to 1997, net earnings in fiscal 1998 improved over the prior year due to increases in gross margin resulting principally from a shift in product mix toward higher margin products, improved margins in most product groups, decreased warranty and installation expenses, and decreased manufacturing labor and other manufacturing costs as percentages of sales. The decrease in net earnings in fiscal 1997 compared to fiscal 1996 resulted principally from the reduced gross margin, which was due to the shift in product mix to lower margin products, increased warranty expenses and operating expenses, and decreased interest and other income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     During fiscal 1998, net cash provided by operating activities totaled $5.1 million compared to net cash used in operating activities totaling $3.9 million in fiscal 1997 and $2.6 million provided by operating activities in 1996. During fiscal 1998, cash provided by a decrease in accounts receivable totaled $1.6 million due principally to a decrease in sales volume and improved accounts receivable management. By comparison, accounts receivable balances during fiscal 1997 and 1996 increased by $73,000 and $5.1 million, respectively, as a result of increased sales volumes in those years. Operating activities during 1998 provided $1.2 million from a decrease in inventories compared to the use of $360,000 and $3.8 million which was required to fund increases in inventories in 1997 and 1996, respectively. The Company used $846,000 in cash during fiscal 1998 compared to $4.0 million used in fiscal 1997 to decrease trade accounts payable balances and accrued customer support and warranty costs and to pay accrued income taxes and certain accrued payroll liabilities which had been accrued in the previous fiscal years. By comparison, cash provided during fiscal 1996 totaled $4.4 million resulting from increases in these liabilities.

     Net cash resources from investing activities totaling $2.0 million, $2.5 million and $3.1 million were used to fund the acquisition of capital equipment during 1998, 1997 and 1996, respectively. At September 30, 1998, the Company had no material commitments for capital expenditures. During fiscal 1998, the Company received net cash resources totaling $653,000 from the sale of a previously vacated facility. Cash flows from investing activities in the form of maturities of short-term investments for the net amounts of $6.1 million and $2.3 million were utilized to partially fund the Company's operating requirements in fiscal 1997 and 1996, respectively. There were no such proceeds from maturities of short-term investments in fiscal 1998. During fiscal 1996, cash resources totaling $2.8 million were invested in the acquisition of a subsidiary in Europe, Suplusco Holding B.V., and $377,000 was invested for the purchase of a product line. No such investing activities for acquisitions or product line purchases occurred in either fiscal 1998 or 1997.

     The Company's cash flows from financing activities were affected by the repayments of long-term debt during fiscal 1998, 1997 and 1996 totaling $904,000, $1.6 million and $1.4 million, respectively. Separately, cash flows from the issuance of long-term debt totaled $409,000, $1.3 million and $833,000 in fiscal 1998, 1997 and 1996, respectively. Proceeds from the issuance of common stock under the Company's employee stock option and stock purchase plans during fiscal 1998, 1997 and 1996 totaled $137,000, $239,000 and $96,000, respectively.

     The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. The Company also maintains a credit facility with a Dutch bank providing for operating lines of credit totaling up to approximately $798,000, which are available to the Company's subsidiaries in the Netherlands. At September 30, 1998, the Company had no borrowings under either of these credit facilities.

     The Company's operating, investing and financing activities during fiscal 1998 resulted in increases in cash and cash equivalents totaling $3.4 million compared to decreases in 1997 and 1996 totaling $562,000 and $1.9 million, respectively. The balance of cash and cash equivalents totaled $6.3 million, $2.9 million and $3.5 million at the end of fiscal 1998, 1997 and 1996, respectively. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.

YEAR 2000 CONVERSION
--------------------

     The Company has initiated an enterprise-wide program to prepare its computer systems, applications and products for the year 2000 date conversion. The Company expects to incur internal staff costs as well as consulting expenses, investments in capital equipment and other remediation expenditures related to enhancements necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The total cost of compliance and its effect on the Company's future results of operations is still being determined as a part of the detailed and on-going compliance-planning program. Management currently believes that total expenditures for the Company's year 2000 compliance program will be approximately $350,000, including both capital equipment and operating expense. Expenditures through September 30, 1998 totaled approximately $120,000.

     The Company expects that the portion of its year 2000 compliance program that addresses internal issues should be substantially completed by January 1, 1999 and contains only a moderate to low level of risk. The Company also expects to continue its assessment of external issues related to suppliers, customers, utilities and other third parties which are outside of its immediate control. These activities are expected to continue throughout 1999 and beyond, as applicable. The Company assigns a higher level of risk to such issues since they are outside of its immediate control. The Company expects to implement contingency plans as the requirements for such plans are identified. The costs, if any, for such contingency plans are expected to be incremental to the Company's estimated year 2000 compliance program expenditures.

THE EURO CONVERSION
-------------------

     On January 1, 1999, certain member countries of the European Union, including the Netherlands, are scheduled to establish fixed conversion rates between their existing sovereign (legacy) currencies and the euro, leading to the adoption of the euro by these countries as their common legal currency. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro from the date of adoption until January 1, 2002. The Company is currently in the early stages of assessing the effect, if any, that the adoption of the euro by these countries will have upon its business.

     The terms of sales to European and other international customers of products manufactured by the Company's domestic operations are typically denominated in U.S. dollars, although exceptions do occur on an individual case basis. The Company expects that its standard terms of sales to international customers will continue substantially in their present form. For the infrequent sales transactions between international customers and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. Therefore, the Company does not believe that it should experience a material effect on its business which would be inherently different than risks which currently exist.

     The terms of sales to European customers by KEY/Superior, the Company's subsidiary in the Netherlands, are typically denominated in either Dutch guilders or the respective legacy currencies of its customers. KEY/Superior's information systems software currently accommodates such multiple currency transactions and is expected to integrate euro denominated transactions with relatively minor difficulty. The Company's European subsidiary expects to implement a complete conversion to the euro in calendar 1999, well before the January 1, 2002 deadline.

     The Company's European subsidiaries maintain long-term credit facilities with a Dutch bank and also long-term facility and equipment leases, all of which currently specify periodic debt service or lease payments denominated in Dutch guilders. Although the Company expects modifications to such agreements will occur within calendar 1999, there can be no assurance that such modifications will be accomplished within such time frame or that the interest rates or other terms of such agreements will be unaffected.

FUTURE ACCOUNTING CHANGES
-------------------------

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending September 1999. Reclassification of earlier financial statements for comparative purposes is required.

     In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. The new standard becomes effective for the Company's fiscal year ending September 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company will report on one segment.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
--------   -----------------------------------------------------------

     The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------  --------------------------------------------

         Title                                                              Page
         -----                                                              ----

         Independent Auditors' Report..................................       18

         Consolidated Balance Sheets at September 30, 1998 and 1997....       19

         Consolidated Statements of Earnings for the three years ended
             September 30, 1998........................................       20

         Consolidated Statements of Shareholders' Equity for the three
             years ended September 30, 1998............................       21

         Consolidated Statements of Cash Flows for the three years
             ended September 30, 1998..................................       22

         Notes to Consolidated Financial Statements....................       24

INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders
Key Technology, Inc.
Walla Walla, Washington


We have audited the accompanying consolidated balance sheets of Key Technology, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and Subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Portland, Oregon
October 30, 1998

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997
(In Thousands, Except Shares)

--------------------------------------------------------------------------------------------------------------------


ASSETS                                                                                           1998           1997
CURRENT ASSETS:
   Cash and cash equivalents                                                                 $  6,333        $  2,896
   Trade accounts and notes receivable, net                                                     7,051           8,716
   Inventories                                                                                 12,683          13,846
   Deferred income taxes                                                                        1,205           1,243
   Prepaid expenses                                                                               616             608
                                                                                           ------------    -----------

              Total current assets                                                             27,888          27,309

PROPERTY, PLANT, AND EQUIPMENT, Net                                                             9,584           9,380

PROPERTY HELD FOR SALE, Net                                                                        -              650

DEFERRED INCOME TAXES                                                                              18              -

GOODWILL AND OTHER INTANGIBLES, Net                                                             1,867           2,102
                                                                                           ------------    -----------

TOTAL                                                                                         $39,357         $39,441
                                                                                           ============    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                          $  2,471        $  2,496
   Accrued payroll liabilities and commissions                                                  2,146           2,332
   Accrued customer support and warranty costs                                                  1,043           1,126
   Income tax payable                                                                             279             738
   Other accrued liabilities                                                                    1,029           1,113
   Customers' deposits                                                                          1,392           1,344
   Current portion of long-term debt                                                              579             852
                                                                                           ------------    -----------

              Total current liabilities                                                         8,939          10,001

LONG-TERM DEBT                                                                                  1,103           1,293

DEFERRED INCOME TAXES                                                                               -             116

COMMITMENTS AND CONTINGENCIES (Note 9)                                                              -              -

SHAREHOLDERS' EQUITY:
   Preferred stock - no par value; 5,000,000 shares authorized;
     none issued and outstanding                                                                    -              -
   Common stock - no par value; 15,000,000 shares authorized;
     4,701,502 and 4,684,446 issued and outstanding 1998
     and 1997, respectively                                                                     9,106           8,969
   Retained earnings                                                                           20,409          19,484
   Cumulative foreign currency translation adjustment                                            (200)           (422)
                                                                                           ------------    -----------

              Total shareholders' equity                                                       29,315          28,031
                                                                                           ------------    -----------

TOTAL                                                                                         $39,357         $39,441
                                                                                           ============    ===========


                                     See notes to consolidated financial statements.



KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED SEPTEMBER 30, 1998
(In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------------------------------------------




                                                                                 1998            1997           1996
NET SALES                                                                     $53,133         $57,268        $54,341

COST OF SALES                                                                  33,838          39,451         33,050
                                                                           ------------    -----------    ------------

         Gross profit                                                          19,295          17,817         21,291
                                                                           ------------    -----------    ------------

OPERATING EXPENSES:
   Selling                                                                      8,025           8,104          7,430
   Research and development                                                     4,846           4,417          4,312
   General and administrative                                                   5,214           5,127          3,484
                                                                           ------------    -----------    ------------

         Total operating expenses                                              18,085          17,648         15,226
                                                                           ------------    -----------    ------------

INCOME FROM OPERATIONS                                                          1,210             169          6,065
                                                                           ------------    -----------    ------------


OTHER INCOME (EXPENSE):
   Royalty income                                                                  62             225            481
   Interest income                                                                227             280            616
   Interest expense                                                              (139)           (246)           (70)
   Other, net                                                                      29             191             34
                                                                           ------------    -----------    ------------

                  Total other income                                              179             450          1,061
                                                                           ------------    -----------    ------------

Earnings before income taxes                                                    1,389             619          7,126

Income tax expense                                                                464             197          2,252
                                                                           ------------    -----------    ------------

NET EARNINGS                                                                $     925       $     422       $  4,874
                                                                           ============    ===========    ============

EARNINGS PER SHARE - Basic                                                  $    0.20       $    0.09      $    1.05
                                                                           ============    ===========    ============

EARNINGS PER SHARE - Diluted                                                $    0.20       $    0.09      $    1.02
                                                                           ============    ===========    ============

SHARES USED IN PER SHARE CALCULATION - Basic                                    4,692           4,674          4,652
                                                                           ============    ===========    ============

SHARES USED IN PER SHARE CALCULATION - Diluted                                  4,721           4,760          4,777
                                                                           ============    ===========    ============


                                     See notes to consolidated financial statements.

                                                              20

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 1998
(Dollars In Thousands)

----------------------------------------------------------------------------------------------------------------------



                                                                                            CUMULATIVE
                                                                                              FOREIGN
                                                     COMMON STOCK                            CURRENCY
                                                                               RETAINED     TRANSLATION
                                                SHARES          AMOUNT         EARNINGS      ADJUSTMENT       TOTAL

                                              ------------    -----------    ------------   -----------    ----------
Balance at October 1, 1995                      4,647,650         $8,634        $14,188       $  (62)        $22,760

Issuance of common stock upon
  exercise of stock options                         8,467             59            -            -                59

Issuance of stock for Employee                      1,705             37            -            -                37
  Stock Purchase Plan

Foreign currency translation
  adjustment                                          -              -              -           (147)           (147)

Net earnings                                          -              -            4,874          -             4,874
                                            --------------    -----------    ------------   -----------    ----------

Balance at September 30, 1996                   4,657,822          8,730         19,062         (209)         27,583

Issuance of common stock upon
  exercise of stock options                        20,425            149            -            -               149

Issuance of stock for Employee
  Stock Purchase Plan                               6,199             90            -            -                90

Foreign currency translation
  adjustment                                          -              -              -           (213)           (213)

Net earnings                                          -              -              422          -               422
                                            --------------    -----------    ------------   -----------    ----------

Balance at September 30, 1997                   4,684,446          8,969         19,484         (422)         28,031

Issuance of common stock upon
  exercise of stock options                         6,475             51            -            -                51

Issuance of stock for Employee
  Stock Purchase Plan                              10,581             86            -            -                86

Foreign currency translation
  adjustment                                          -              -              -            222             222

Net earnings                                          -              -              925          -               925
                                            --------------    -----------    ------------   -----------    ----------

Balance at September 30, 1998                   4,701,502         $9,106        $20,409       $ (200)        $29,315
                                            ==============    ===========    ============   ===========    ==========


                                     See notes to consolidated financial statements.

                                                              21

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 1998
(In Thousands)

-------------------------------------------------------------------------------------------------------------------


                                                                                 1998            1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                              $    925        $    422          $4,874
   Adjustments to reconcile net earnings to net cash
         provided by (used in) operating activities:
       Foreign exchange gain                                                      (61)            (44)            -
       Depreciation and amortization                                            2,187           2,145           1,327
       Deferred income taxes, net                                                   7            (557)           (468)
       Deferred rent                                                               50              70              34
       Bad debt expense                                                           156             181              56
   Changes in assets and liabilities, net of effects of acquisitions:
         Trade accounts and notes receivable                                    1,626             (73)         (5,090)
         Inventories                                                            1,230            (360)         (3,820)
         Prepaid expenses                                                           1             106            (286)
         Goodwill and other intangibles                                             6              83             (35)
         Accounts payable                                                         (85)         (2,301)          1,657
         Accrued payroll liabilities and commissions                             (194)           (919)            479
         Accrued customer support and warranty costs                              (86)           (242)            924
         Income taxes payable                                                    (481)           (562)          1,300
         Other accrued liabilities                                               (121)            (60)            115
         Customers' deposits                                                      (64)         (1,648)          1,629
         Other liabilities                                                        -              (121)            (67)
                                                                           ------------    ------------    -----------

               Cash provided by (used in) operating activities                  5,096          (3,880)          2,629
                                                                           ------------    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of short-term investments, net                                      -             6,070           2,306
   Proceeds from sale of property                                                 653             -               -
   Purchases of property, plant, and equipment, net                            (2,032)         (2,526)         (3,055)
   Purchase of product line                                                       -               -              (377)
   Acquisition of subsidiary                                                      -               -            (2,754)
                                                                           ------------    ------------    -----------

             Cash provided by (used in) investing activities                   (1,379)          3,544          (3,880)
                                                                           ------------    ------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                         137             239              96
   Payments on long-term debt                                                    (904)         (1,608)         (1,396)
   Proceeds from issuance of long-term debt                                       409           1,312             833
                                                                           ------------    ------------    -----------
             Cash used in financing activities                                   (358)            (57)           (467)
                                                                           ------------    ------------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            78            (169)           (147)
                                                                           ------------    ------------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                 $3,437           ($562)        ($1,865)



                                                                                                      (Continued)

                                    See notes to consolidated financial statements.

                                                            22

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 1998
(Amounts In Thousands)

---------------------------------------------------------------------------------------------------------------------




                                                                                 1998            1997            1996
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                 $3,437           ($562)        ($1,865)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    2,896           3,458           5,323
                                                                           ------------    ------------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                         $6,333          $2,896          $3,458
                                                                           ============    ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
         Cash paid during the year for interest                               $   256         $   240         $    58
         Cash paid during the year for income taxes                               800           1,266           1,671

SUPPLEMENTAL DISCLOSURE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES
         Equipment obtained through capital leases                              $   -        $     51        $    274




                                                                                                      (Concluded)









                                    See notes to consolidated financial statements.



KEY TECHNOLOGY, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 1998
--------------------------------------------------------------------------------


1.    THE COMPANY
--    -----------

      Key Technology, Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment. The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries, Key Technology Holdings U.S.A., LLC, and Key Technology FSC, Inc., a foreign sales corporation (FSC). Suplusco Holding B.V., a wholly-owned European subsidiary of Key Technology Holdings U.S.A., LLC includes the accounts of Key Technology B.V. and Superior B.V. During 1998, Key Technology B.V. was merged with and into Superior B.V. to form KEY/Superior B.V. All significant intercompany accounts and transactions have been eliminated.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--    ------------------------------------------

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

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents. The Company invests from time-to-time in short-term investments which consist primarily of bankers acceptances and commercial paper with original maturities of greater than 90 days and less than one year. These short-term investments are typically held to maturity and the carrying value approximates fair value. The Company had no such investments at September 30, 1998 and 1997.

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

      GOODWILL AND OTHER INTANGIBLES - Goodwill is amortized over 10 years. Patent costs are amortized over the estimated useful lives of the related patents or 17 years, whichever is shorter. Management periodically evaluates the recoverability of goodwill and other intangibles based upon current and anticipated net income and undiscounted future cash flows. Amortization of goodwill and other intangibles was $237,000, $244,000, and $99,000 for the years ended September 30, 1998, 1997, and 1996, respectively.

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

      FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. The carrying value of the Company's cash, receivables, trade payables, and other accrued liabilities approximates their estimated fair values due to the short maturities of those instruments.

      EARNINGS PER SHARE - In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share, which specifies new standards for computing and disclosing earnings per share. The Company has adopted this standard and has restated its earnings per share ("EPS") for prior periods presented. The basic EPS has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method, if the common equivalent shares were not anti-dilutive. The difference between the basic and diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options and warrants. Net income for the calculation of both basic and diluted EPS is the same for all periods presented. The calculation of the weighted average outstanding shares is as follows (in thousands):

                                                        1998      1997     1996

        Weighted average shares outstanding - basic     4,692     4,674    4,652
        Common Stock options and warrants                  29        86      125
                                                        -----     -----    -----
        Weighted average shares outstanding - diluted   4,721     4,760    4,777
                                                        =====     =====    =====

      Options to purchase 467,250 shares were outstanding as of September 30, 1998, but were not included in the computation of diluted EPS for the year then ended because the options' exercise prices were greater than the average market price of the common stock. These options expire on dates beginning February 2006 through May 2008.

      For the year ended September 30, 1997, options for 172,100 shares of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater then the average market price of the common stock. For the year ended September 30, 1996, there were no options excluded from the computation of diluted EPS.


      FUTURE ACCOUNTING CHANGES - In June 1997, FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending September 1999. Reclassification of earlier financial statements for comparative purposes is required.

      In June 1997, FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. The new standard becomes effective for the Company's fiscal year ending September 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company will report on one segment.

      RECLASSIFICATIONS - Certain reclassifications were made to prior years' consolidated financial statements to conform with the 1998 presentation.

3.    ACQUISITIONS
--    ------------

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


       Fair value of assets acquired                                    $5,841
       Cash paid for common stock, less cash acquired of $338,000       (2,754)
                                                                       --------

            Liabilities assumed                                         $3,087
                                                                       ========

      Pro forma unaudited consolidated operating results of the Company and Suplusco Holding B.V. and subsidiary for the years ended September 30, 1996, assuming the acquisition had been made as of October 1, 1995, are summarized below (in thousands, except per share amounts):

       (Unaudited)

       Net sales                                                        $57,428
       Net earnings                                                       5,207
       Earnings per share                                                  1.12


      These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional depreciation expense as a result of a step-up in the basis of property, plant, and equipment, additional amortization expense as a result of goodwill and certain other adjustments, together with related income tax effects. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition been in effect on October 1, 1995 or of future results of operations of the consolidated entities.

      Effective July 15, 1996, the Company purchased certain inventories, trademarks, and patents relating to the pharmaceutical inspection product line from the Imaging Division of Oncor, Inc. for $377,000.

4.    TRADE ACCOUNTS AND NOTES RECEIVABLE
--    -----------------------------------

      Trade accounts and notes receivable consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                          -------------------
                                                          1998           1997

        Trade accounts receivable                        $7,657         $9,160
        Allowance for doubtful accounts                    (606)          (444)
                                                       ---------       --------

          Total trade accounts and notes
            receivable, net                              $7,051         $8,716
                                                       ==========      ========

5.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                          ------------------
                                                          1998          1997

         Purchased components and raw materials         $ 4,726        $ 5,393
         Sub-assemblies                                   2,054          2,386
         Work-in-process                                  3,299          2,971
         Finished goods                                   2,604          3,096
                                                       ---------       --------

                  Total inventories                     $12,683         $13,846
                                                       =========       ========

6.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                          -------------------
                                                          1998           1997

         Land                                         $    252        $   277
         Buildings and improvements                      2,422          2,203
         Manufacturing equipment                         8,956          8,715
         Office equipment, furniture,
           and fixtures                                  7,022          6,522
         Building improvements and equipment
           purchases in process                          1,178            108
                                                      ---------       --------

                                                        19,830         17,825
         Accumulated depreciation                      (10,246)        (8,445)
                                                      ---------      ---------

          Total property, plant, and equipment - net   $ 9,584        $ 9,380
                                                      =========      =========

7.    PROPERTY HELD FOR SALE
--    ----------------------

      The Company vacated a manufacturing plant in 1991. The property was sold during the year ended September 30, 1998 for $675,000 less transaction costs of $22,000, for a net gain of $7,000.

8.    FINANCING AGREEMENTS
--    --------------------

      The Company has a domestic credit accommodation with a commercial bank which provides for an unsecured operating line up to $4,000,000, at the bank's prime interest rate less 1/4%. This accommodation expires February 1, 1999. At September 30, 1998 and 1997, the Company had no borrowings under the domestic operating line. The domestic credit accommodation contains covenants which require certain levels of tangible equity and working capital and ratios of current assets to current liabilities and debt to equity. The Company was in compliance with all such covenants.

      The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit up to 1.5 million guilders or approximately $798,000 as of September 30, 1998 at an interest rate of 5.25%. Collateral for this credit facility is certain receivables and inventories of the Company's Dutch subsidiaries and a guarantee provided by the Company. At September 30, 1998 and 1997, there were no borrowings outstanding.

      Long-term debt consists of the following (in thousands):

                                                                                                  SEPTEMBER 30,
                                                                                              ------------------
                                                                                              1998          1997
     Industrial Revenue Bond, variable interest rate of 4.4% at September 30,
       1997 (interest rate not to exceed 12%), due in annual principal installments with interest payable
       monthly, secured by letter of credit.                                                 $   -      $   370

     Note payable, interest rate of 6%, due in quarterly principal and interest installments through January 2006, secured by certain
       land and buildings.                                                                     702          747

     Note payable, interest rate of 5.625%, due in quarterly principal and
       interest installments through January 2002, secured by receivables.                     345          429

     Note payable, interest rate of 7%, due in annual principal and interest
       installments through July 1999, secured by letter of credit.                            218          414

     Unsecured borrowing through assignment of lease with limited
       recourse through July 2001.                                                             332            -

     Equipment note payable, interest rate of 4.9%, due in monthly principal and interest installments through April 1999, secured by
       certain office equipment.                                                                48          142

     Other capital leases, interest rates of 6% and 11%, due in monthly principal and interest installments through December 2001 and March
       2002, respectively, secured by certain office equipment.                                 37           43
                                                                                        -----------    ----------

                                                                                             1,682        2,145
     Less current portion                                                                     (579)        (852)
                                                                                        -----------    ----------

           Total long-term debt                                                            $ 1,103      $ 1,293
                                                                                        ===========    ==========

      Principal payments on long-term debt are as follows (in thousands):

           YEAR ENDING
          SEPTEMBER 30,
          -------------
                1999                                                                                    $   579
                2000                                                                                        322
                2001                                                                                        303
                2002                                                                                        116
                2003                                                                                         85
             Thereafter                                                                                     277
                                                                                                      ----------

                         Total                                                                          $ 1,682
                                                                                                      ==========


      Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 1998 approximates carrying value.

9.    LEASES

      The Company has agreements with the Port of Walla Walla to lease two operating facilities which expire in 2010. The Company has the option to purchase the land and plant under one of the agreements after the fifth full lease year (1995). The purchase price is determined by reducing the original plant construction costs of approximately $8,800,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease. The Company has leased an operating facility in the Netherlands, which expires in 2008.

      Rental expense for the Company's operating leases referred to above was $1,061,000 for the year ended September 30, 1998, $925,000 for the year ended September 30, 1997, and $805,000 for the year ended September 30, 1996.

      The following is a schedule of future minimum rental payments required under the operating leases and the future rental expense (in thousands):



               YEAR ENDING                                                               RENTAL          RENTAL
               SEPTEMBER 30,                                                            PAYMENTS         EXPENSE
               -------------                                                            --------         -------
                1999                                                                     $ 1,103         $ 1,145
                2000                                                                       1,102           1,133
                2001                                                                       1,101           1,127
                2002                                                                       1,112           1,127
                2003                                                                       1,136           1,127
           Thereafter                                                                      7,969           7,456
                                                                                      -----------     -----------

                               Total                                                    $ 13,523        $ 13,115
                                                                                      ===========     ===========

10.   INCOME TAXES

      The provision for income taxes consists of the following (in thousands):

                                                                                       YEAR ENDED SEPTEMBER 30,
                                                                           ------------------------------------------
                                                                               1998           1997           1996
                  Current:
                    Federal                                                     $ 415           $ 680         $2,515
                    State                                                          42              74            205
                                                                            -----------     -----------    -----------
                                                                                  457             754           2,720
                                                                            -----------     -----------    -----------
                  Deferred:
                    Federal                                                         8            (505)          (445)
                    State                                                          (1)            (52)           (23)
                                                                            -----------     -----------    -----------
                                                                                    7            (557)          (468)
                                                                            -----------     -----------    -----------
                          Total                                                 $ 464           $ 197         $2,252
                                                                            ===========     ===========    ===========

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                                                           SEPTEMBER 30,
                                                                           ---------------------------------------------
                                                                                 1998            1997            1996
           Deferred tax asset:
              Reserves and accruals                                             $1,510          $1,444          $1,111



           Deferred tax liability:
              Accumulated depreciation                                            (287)           (317)           (540)
                                                                            -----------     ------------    ------------

                      Net deferred tax asset                                    $1,223          $1,127         $   571
                                                                            ===========     ============    ============



           Deferred tax:
              Current asset                                                     $1,205          $1,243         $   918
              Long-term asset (liability)                                           18            (116)           (347)
                                                                            -----------     ------------    ------------

                      Net deferred tax asset                                    $1,223          $1,127         $   571
                                                                            ===========     ============    ============

      Income tax expense is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                            -----------------------------------------
                                                                                1998           1997           1996
           Statutory rates                                                      34.0%           34.0%          34.0%
           Increase (reduction) in income taxes resulting from:
              FSC commissions                                                   (6.8)           (3.7)          (3.3)
              FSC tax                                                            2.4             1.9            1.1
              R&D credit                                                         -             (11.3)          (0.6)
              State income taxes, net of federal benefit                         1.9             2.4            1.7
              Other permanent differences                                        2.5             6.9            0.4
              Other                                                             (0.5)            1.8           (1.7)
                                                                            -----------     ===========    -----------

                      Income tax combined effective rate                        33.5%           32.0%          31.6%
                                                                            ===========     ===========    ===========

11.   SHAREHOLDERS' EQUITY

      EMPLOYEE STOCK PURCHASE PLAN - Effective February 6, 1996, The Company adopted an Employee Stock Purchase Plan (the "Plan"). Most employees are eligible to participate in the Plan. Shares are not available to employees who already own 5% or more of the Company's stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares. The purchase price is 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Plan. During the years ended September 30, 1998, 1997, and 1996 the Company issued 10,581, 6,199, and 1,705 shares, respectively.

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

                                                                        OUTSTANDING OPTIONS
                                                                        -------------------

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                    NUMBER OF             PRICE
                                                                     SHARES             PER SHARE

         Balance at October 1, 1995                                  178,525              $8.28

           Options granted                                           176,200              $22.04
           Options exercised                                          (8,467)             $6.98
           Options forfeited                                          (9,575)             $13.52
                                                                 ----------------

         Balance at September 30, 1996                               336,683              $15.37
           Options granted                                           148,450              $17.20
           Options exercised                                         (20,425)             $7.28
           Options forfeited                                          (1,375)             $14.52
                                                                 ----------------

         Balance at September 30, 1997                               463,333              $16.31
           Options granted                                           156,200              $11.77
           Options exercised                                          (6,475)             $7.79
           Options forfeited                                         (10,275)             $17.92
                                                                 ----------------

         Balance at September 30, 1998                               602,783              $15.19
                                                                 ================

      At September 30, 1998, total of shares reserved were 699,083, of which 96,300 were available for grant. At September 30, 1998, options for 240,568 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 1997, options for 137,308 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 1996, options for 74,279 shares were exercisable at prices from $5.28 to $10.75 per share.

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

      The Company has elected to account for its stock-based compensation plans under APB 25. The Company has computed, for pro forma disclosure purposes, the value of all stock and stock options granted under the Employee Stock Purchase Plan and the 1996 Employees' Stock Option Plan during 1998, 1997, and 1996 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for the years ended September 30, 1998, 1997, and 1996:

                                            1998          1997           1996

       Risk-free interest rate             5.0 %         5.5 %          5.5 %
       Expected dividend yield               0 %           0 %            0 %
       Expected lives                    6 years       6 years        6 years
       Expected volatility                  62 %          61 %           61 %

      Using the Black-Scholes methodology, the total value of stock options granted during 1998, 1997, and 1996 was $1,097,000, $1,525,000, and
      $2,320,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted during 1998, 1997, and 1996 was $7.27 per share, $10.64 per share, and $13.64 per share, respectively.

      The total compensatory value of stock purchased under the Employee Stock Purchase Plan during 1998, 1997, and 1996 was $15,000, $16,000, and
      $7,000, respectively. The weighted average fair value of the stock purchased during 1998, 1997, and 1996 was $1.42 per share, $2.63 per share, and $3.85 per share, respectively.

      If the Company had accounted for its 1996 Plan and Employee Stock Purchase Plan in accordance with SFAS No. 123, the Company's net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):


                                       YEAR ENDED                    YEAR ENDED                   YEAR ENDED
                                   SEPTEMBER 30, 1998            SEPTEMBER 30, 1997           SEPTEMBER 30, 1996
                               ----------------------------    ------------------------    -------------------------
                               AS REPORTED    PRO FORMA        AS REPORTED  PRO FORMA      AS REPORTED   PRO FORMA
      Net earnings (loss)      $       925    $    186         $       422  $    (104)     $    4,874    $    4,713
      Earnings (loss) per      $      0.20    $   0.04         $      0.09  $   (0.02)     $      1.05   $      1.01

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.  SFAS No. 123 does not apply to awards prior to October 1, 1995, and additional awards are anticipated in future years.

      The following table summarizes information about stock options outstanding at September 30, 1998:

                                    OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
      --------------------------------------------------------------------------------    ------------------------------------
                                                       WEIGHTED
                                                        AVERAGE            WEIGHTED                              WEIGHTED
            RANGE OF                                   REMAINING           AVERAGE           NUMBER OF            AVERAGE
            EXERCISE                NUMBER            CONTRACTUAL          EXERCISE           SHARES             EXERCISE
             PRICES              OUTSTANDING         LIFE (YEARS)           PRICE           EXERCISABLE            PRICE
      $  5.28 - $10.00              125,533                5.1            $    8.36           110,858          $    8.28
      $10.01 - $15.00               166,200                9.4                11.71            10,000              10.75
      $15.01 - $20.00               153,250                8.5                17.15            40,810              17.09
      $20.01 - $23.25               157,800                7.6                22.39            78,900              22.39
      ---------------------    -----------------    ----------------     -------------    ----------------    ----------------

      $  5.28 - $23.25              602,783                7.9             $  15.19           240,568            $ 14.50
      =====================    =================    ================     =============    ================    ================


12.   EMPLOYEE BENEFIT PLANS
---   ----------------------

      The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions up to 2% of each participating employee's compensation. The Company contributed $222,000, $247,000, and $193,000 in matching funds to the plan for the years ended September 30, 1998, 1997, and 1996, respectively.

      The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. There was no profit sharing plan expense for the years ended September 30, 1998 and 1997, and $723,000 of expense during the year ended September 30, 1996.

      The Company had a phantom stock plan for certain key employees and the Company's estimated purchase price of the phantom stock units was included in other liabilities. No additional awards of phantom stock units could occur, and final settlement occurred in fiscal 1998. The Company paid $46,000, $75,000, and $92,000 in settlement of certain phantom stock unit awards during the years ended September 30, 1998, 1997, and 1996, respectively.

13.   SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION
---   --------------------------------------------


      The following table sets forth certain information for Key Technology, Inc. (the "Parent") and its European subsidiaries
      ("Key Europe") (in thousands).

                                                                                          SEPTEMBER 30,
                                                                           --------------------------------------------
                                                                                 1998           1997           1996
        Parent sales:
          Sales to customers                                                   $33,287         $39,127        $35,804
          Export sales to customers                                             10,010          10,115         15,537


          Sales to affiliates                                                    2,170           2,159          1,183
                                                                            -----------     -----------    ------------

              Total parent sales                                                45,467          51,401         52,524

        Key Europe sales:
          Sales to customers                                                     9,836           8,026          3,000
          Sales to affiliates                                                    1,615           1,951            416
          Eliminations                                                          (3,785)         (4,110)        (1,599)
                                                                            -----------     -----------    ------------

              Net sales                                                        $53,133         $57,268        $54,341
                                                                            ===========     ===========    ============

        Earnings (loss) before taxes:
          Parent                                                                $  813         $  (110)      $  7,556
          Key Europe                                                               810             737           (279)
          Eliminations                                                            (234)             (8)          (151)
                                                                            -----------     -----------    ------------

              Earnings before taxes                                           $  1,389          $  619       $  7,126
                                                                            ===========     ===========    ============

        Total assets:
          Parent                                                               $35,623         $36,699        $41,105
          Key Europe                                                             9,367           8,284          9,361
          Eliminations                                                          (5,633)         (5,542)        (5,214)
                                                                            -----------     -----------    ------------

              Total assets                                                     $39,357         $39,441        $45,252
                                                                            ===========     ===========    ============

      Sales by the Parent to Key Europe are recorded at arms-length prices. Intercompany profits are eliminated in consolidation.

      No single customer accounted for more than 10% of net sales during the years ended September 30, 1998 and 1997. For the year ended September 30, 1996, the Company sold equipment to one nonaffiliated customer totaling 12% of net sales.

14.   ROYALTY INCOME
---   --------------

      During 1992, the Company received $1,000,000 in the settlement of a patent infringement lawsuit brought by the Company. As part of the settlement, the Company entered into a license agreement under which the Company received royalty payments through 1996. The Company received royalty payments of $400,000 during the year ended September 30, 1996.

      As part of a settlement agreement entered into during 1997, the Company may receive royalty payments through 2001 related to the sale of certain equipment to a selected market. The payment may be reduced by a percentage of the purchases of equipment from the Company by the other party. The Company recognized royalty income from this agreement of $7,000 and $125,000 during the years ended September 30, 1998 and 1997, respectively.

15.   QUARTERLY FINANCIAL INFORMATION (Unaudited)
---   -------------------------------------------

      The following is a summary of operating results by quarter for the years ended September 30, 1998 and 1997 (in thousands, except per share data):

       1998 QUARTER ENDED                   DECEMBER 31,     MARCH 31,      JUNE 30,    SEPTEMBER 30,      TOTAL
       Net sales                                $12,758       $13,187         $14,431        $12,757     $53,133
       Gross profit                               4,556         5,040           5,497          4,202      19,295
       Net earnings (loss)                          174           346             621           (216)        925
       Net earnings (loss) per share               0.04          0.07            0.13          (0.05)       0.20


       1997 QUARTER ENDED                     DECEMBER 31,    MARCH 31,       JUNE 30,   SEPTEMBER 30,    TOTAL

       Net sales                                $13,416       $15,287         $13,951       $14,614     $57,268
       Gross profit                               3,538         5,112           4,344         4,823      17,817
       Net earnings (loss)                         (782)          690              94           420         422
       Net earnings (loss) per share              (0.17)         0.15            0.02          0.09        0.09


                                                              * * * * * *

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
------     ---------------------------------------------------------------

     None.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------     ---------------------------------------------------

     There is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1998.


ITEM 11.     EXECUTIVE COMPENSATION.
--------     -----------------------

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1998.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------     ---------------------------------------------------------------

     There is hereby incorporated by reference the information under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1998.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------     -----------------------------------------------

     None.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K.
-------      --------------------------------------------

                                                                                                               PAGE
                                                                                                               ----
(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

         1.   FINANCIAL STATEMENTS:

              Reference is made to Part II, Item 8 for a listing of required financial statements
              filed with this report......................................................................       17

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

                      (10.5)* Registrant's 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                      (10.6)* Registrant's 401(k) Profit Sharing Plan dated May 11, 1992 (filed as Exhibit 10.6 to Amendment No. 1 to Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                      (10.7)* Registrant's Restated Phantom Stock Plan, as amended (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                      (10.8) License Agreement effective July 1, 1992 between Registrant and Simco/Ramic Corporation (filed as Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                      (10.9)* Registrant's Restated 1989 Employees' Stock Option Plan, as amended (filed as Exhibit
                                   10.1 to the Form 10-Q filed with the
                                   Securities and Exchange Commission on May 12, 1995 and incorporated herein by reference)
                     (10.10) Business Loan Agreement dated as of February 2, 1995 between Registrant and U.S. Bank of Washington, N.A. (filed as Exhibit 10.10 to the Form 10-K filed with the Securities and Exchange Commission on December 22, 1995 and incorporated herein by reference)
                     (10.11)* Registrant's 1996 Employees' Stock Option Plan (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
                     (10.12)* Registrant's 1996 Employees Stock Purchase Plan (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
                     (10.13) Lease Agreement dated April 18, 1996 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996 and incorporated herein by reference)
                     (10.14) Business Loan Agreement dated as of January 29, 1997 between Registrant and U.S. Bank of Washington, N.A. (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 1997 and incorporated herein by reference)

              (21)    List of Subsidiaries

              (23)    Consent of Deloitte & Touche LLP


              *    Management contract or compensatory plan or arrangement.


(B)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KEY TECHNOLOGY, INC.

                                    By:    /s/  Thomas C. Madsen
                                           -------------------------------------
                                           Thomas C. Madsen
                                           President and Chief Executive Officer

                                    By:    /s/  Steven D. Evans
                                           -------------------------------------
                                           Steven D. Evans
                                           Vice President of Finance and
                                           Administration and Chief Financial
                                           Officer
                                          (Principal Financial and Accounting
                                           Officer)

December 18, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Harold R. Frank                                       December 18, 1998
--------------------------------------------------
Harold R. Frank, Director

/s/  Thomas C. Madsen                                      December 18, 1998
--------------------------------------------------
Thomas C. Madsen, Director, President
 and Chief Executive Officer

/s/  John E. Pelo                                          December 18, 1998
--------------------------------------------------
Jack R. Pelo, Director

/s/  Edfred L. Shannon, Jr.                                December 18, 1998
--------------------------------------------------
Edfred L. Shannon, Jr. Director

/s/  Peter H. van Oppen                                    December 18, 1998
--------------------------------------------------
Peter H. van Oppen, Director

/s/  Gordon Wicher                                         December 18, 1998
--------------------------------------------------
Gordon Wicher, Director

/s/  Steven D. Evans                                       December 18, 1998
--------------------------------------------------
Steven D. Evans, Vice President of Finance
 and Administration and Chief Financial
 Officer (Principal Financial and Accounting Officer)

                              KEY TECHNOLOGY, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

     EXHIBIT
      NUMBER                                                           PAGE
      ------                                                           ----


      21.1     List of Subsidiaries.................................    40

      23.1     Consent of Deloitte & Touche LLP.....................    41

      27       Financial Data Schedule..............................    42