Form 10-Q
period 1998-12-31
KEY TECHNOLOGY INC
filed 1999-02-16
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended December 31, 1998

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The number of shares outstanding of the Registrant's common stock, no par value, on January 31, 1999 was 4,705,054 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 1998
TABLE OF CONTENTS

-----------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item   1. Financial statements
          Condensed consolidated balance sheets, December 31, 1998
              (unaudited) and September 30, 1998.........................................................3
          Condensed unaudited consolidated statements of earnings for the three months ended December 31, 1998 and 1997 .............................................4
          Condensed unaudited consolidated statements of cash flows for the three months ended December 31, 1998 and 1997.........................................5
          Notes to condensed unaudited consolidated financial statements.................................6


Item   2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................................................7

Item   3. Quantitative and Qualitative Disclosures About Market Risk....................................11


PART II. OTHER INFORMATION

Item   6  Exhibits and Reports on Form 8-K..............................................................11


SIGNATURES..............................................................................................12


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 (UNAUDITED) AND SEPTEMBER 30, 1998


-----------------------------------------------------------------------------------------------------------------------------------

                                                                            December 31,             September 30,
                                                                               1998                      1998
                                                                       ----------------------    ----------------------
                                                                                        (in thousands)
                            Assets
----------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                   $4,013                      $ 6,333
   Trade accounts receivable, net                                               9,934                        7,051
   Inventories:
         Raw materials                                                          4,341                        4,726
         Work-in-process and sub-assemblies                                     5,939                        5,353
         Finished goods                                                         2,548                        2,604
                                                                             ---------                    ---------
                 Total inventories                                             12,828                       12,683
   Other current assets                                                         1,849                        1,821
                                                                             ---------                    ---------
Total current assets                                                           28,624                       27,888
Property, plant and equipment, net                                              9,344                        9,584
Other assets                                                                    1,808                        1,885
                                                                             ---------                    ---------
        Total                                                                 $39,776                      $39,357
                                                                             ========                     =========
             Liabilities and Shareholders' Equity
----------------------------------------------------------------
Current liabilities:
   Accounts payable                                                            $2,457                      $ 2,471
   Accrued payroll liabilities and commissions                                  2,182                        2,146
   Income tax payable                                                             286                          279
   Other accrued liabilities                                                    2,182                        2,072
   Customers' deposits                                                          1,317                        1,392
   Short-term borrowings and debt                                                 557                          579
                                                                             ---------                    ---------
Total current liabilities                                                       8,981                        8,939
Long-term debt                                                                  1,024                        1,103
Total shareholders' equity                                                     29,771                       29,315
                                                                             ---------                    ---------
        Total                                                                 $39,776                      $39,357
                                                                             =========                    =========


                                  See notes to condensed unaudited  consolidated financial statements.

                                                                 3

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                    1998                  1997
                                                                               ----------------     ----------------
                                                                                (in thousands, except per share data)
Net sales                                                                          $14,819               $12,758
Cost of sales                                                                        9,429                 8,202
                                                                                  ---------              --------
Gross profit                                                                         5,390                 4,556
Operating expenses:
   Selling                                                                           2,363                 1,945
   Research and development                                                            835                 1,155
   General and administrative                                                        1,575                 1,208
                                                                                  ---------              --------
Total operating expenses                                                             4,773                 4,308
                                                                                  ---------              --------
Income from operations                                                                 617                   248
Other income                                                                            26                    21
                                                                                  ---------              --------
Earnings before income taxes                                                           643                   269
Income tax expense                                                                    (219)                  (95)
                                                                                  ---------              --------
Net earnings                                                                        $  424                 $ 174
                                                                                  =========              ========

Net earnings per common share - basic                                               $  .09                 $ .04
                                                                                  =========              ========

Net earnings per common share - diluted                                             $  .09                 $ .04
                                                                                  =========              ========

Shares used in per share calculation - basic                                         4,702                 4,687
                                                                                  =========              ========

Shares used in per share calculation - diluted                                       4,702                 4,737
                                                                                  =========              ========




                                  See notes to condensed unaudited  consolidated financial statements.

                                                                 4

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                        1998                  1997
                                                                                   ---------------        --------------
                                                                                               (in thousands)
Net cash provided by (used in) operating activities                                    ($1,955)              $ 1,830

Cash flows from investing activities:
     Additions to property, plant and equipment, net                                      (285)                 (164)
                                                                                      ---------             ---------
          Net cash used in investing activities                                           (285)                 (164)
                                                                                      ---------             ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                                -                   408
     Repayment of long-term debt                                                          (101)                  (73)
     Proceeds from issuance of common stock                                                 21                    48
                                                                                      ---------             ---------
          Net cash provided by (used in) financing activities                              (80)                  383
                                                                                      ---------             ---------

Net increase (decrease) in cash and cash equivalents                                    (2,320)                2,049

Cash and cash equivalents, beginning of the year                                         6,333                 2,896
                                                                                      ---------             ---------

Cash and cash equivalents, end of period                                                $4,013                $4,945
                                                                                      =========             =========

Supplemental information:
     Cash paid during the period for interest                                            $  30                 $ 181
     Cash paid during the period for income taxes                                        $ 206                 $ 522



                                  See notes to condensed unaudited  consolidated financial statements.


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three-month period ended December 31, 1998 are not necessarily indicative of operating results expected for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 1998 and the results of its operations and its cash flows for the three-month periods ended December 31, 1998 and 1997.

     The balance sheet at September 30, 1998 has been condensed from the audited balance sheet as of that date.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Comprehensive Income

     On October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The Company's consolidated comprehensive income was $435,000 and $237,000 for the three months ended December 31, 1998 and 1997, respectively. The differences between the net earnings reported in the consolidated statement of earnings and the consolidated comprehensive net income for the periods consisted of changes in foreign currency translation adjustments.

4.   Segment Information

     On October 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's business units serve customers in its primary market - the food processing and agricultural products industry - through common sales and distribution channels. Therefore, the Company will report on one segment.

PART I.   FINANCIAL INFORMATION
Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

--------------------------------------------------------------------------------


COMMENTS INCLUDED IN THIS DOCUMENT MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS AS TO ANTICIPATED FUTURE RESULTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED OR DISCUSSED HERE. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE IMPACT ON QUARTERLY REVENUES OF BEGINNING BACKLOG LEVELS AND ORDER-TO-SHIPMENT LEAD TIME INTERVALS IN CERTAIN PRODUCT LINES, THE MIX OF PRODUCTS INCLUDED IN THOSE REVENUES AND THE RESULTING EFFECT UPON GROSS MARGINS; AND RECEIPT OF LARGE ORDERS THAT MAY NOT BE REPEATED IN SUBSEQUENT PERIODS. ADDITIONAL RISKS AND UNCERTAINTIES ARE DETAILED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC IN DECEMBER 1998 AND ARE INCORPORATED HEREIN BY REFERENCE. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE UPON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.


RESULTS OF OPERATIONS

For the three-month period ended December 31, 1998, net earnings were $424,000 or $.09 per share on net sales of $14.8 million compared to $174,000 or $.04 per share on net sales of $12.8 million for the corresponding period in fiscal 1998. Net sales increased approximately 16% due principally to increased domestic and international sales of products in the specialized conveying systems and processing equipment product lines partially offset by decreased sales of spare parts and maintenance services. Sales of automated inspection systems in the first quarter of fiscal 1999 were comparable to the same period last year. Sales to European and other international customers, principally for specialized conveying systems and automated inspection systems, increased by approximately 84% in the first quarter of fiscal 1999 over the same period last year. Sales of specialized conveying systems to European customers by the Company's Dutch subsidiary, KEY/Superior B.V., was a significant factor contributing to this increase. Based upon the results of the most recent quarterly period and current market expectations, the Company's objective for growth in net sales for fiscal 1999 over fiscal 1998 is 15% to 20%.

Backlog was $7.6 million at the ends of both the most recent quarter and the first quarter of fiscal 1998. However, the product mix of orders in backlog at the end of the most recent quarter shifted to a higher proportion of specialized conveying systems and processing equipment, which typically carry lower margins than automated inspection systems.

Gross profit increased by $834,000 or 18% to $5.4 million in the three months ended December 31, 1998 compared to $4.6 million for the first quarter in fiscal 1998. Gross profit contribution also improved to 36.4% of sales during the quarter compared to 35.7% in the corresponding period last year. Compared to the first quarter of fiscal 1998, the increases in gross margin in the more recent period resulted principally from decreased manufacturing and product costs as percentages of sales for the Company's European manufactured specialized conveying systems and for its domestically produced automated inspection systems. These margin improvements were generally due to increased production volumes and the resulting favorable leverage effect upon manufacturing overhead expenses. Due to these increased volumes, increased gross margins were achieved in spite of a shift in the mix of shipments between the corresponding periods toward product lines that typically have lower margins. Additionally, the improved gross margin benefited from decreased warranty and product installation/startup expenses during the most recent quarter. For fiscal 1999, the Company's objective is to improve gross margins to a range of between 38% and 41% of net sales compared to 36% in fiscal 1998.

Operating expenses were $4.8 million and $4.3 million for the three-month periods ended December 31, 1998 and 1997, respectively. Selling and marketing expenses increased by 22% to $2.4 million principally due to increased product promotion expenses, employee benefit costs, staffing expenses and increased travel expenses. General and administrative expenses increased by 30% to $1.6 million and principally reflected the effect of increased outside consulting services and professional fees, increased administrative expenses related to the Company's European operations and Year 2000 remediation expenses. The expense levels in research and development decreased by 28% between the corresponding periods to $835,000. This decrease in research and development expenses resulted principally from an increased level of engineering labor and related expenses charged to cost of sales in support of the increased production volumes of sold systems. Management expects that, during the second quarter of fiscal 1999, research and development expenses will increase to more typical levels; selling and marketing expenses will continue to increase moderately over prior quarterly levels; and general and administrative expenses will decrease from the level incurred in the first quarter of fiscal 1999 but remain above the spending level of the second quarter of the last fiscal year. Based upon the above, the Company's objective for fiscal 1999 is to invest approximately 29% to 32% of net sales in operating expenses compared to 34% invested in such expenses last year.

As a result of the increase in gross profit margins and the increase in operating expenses, the results of operations for the three months ended December 31, 1998 was net earnings of $424,000 compared to $174,000 for the three months ended December 31, 1997. Net earnings were 2.9% and 1.4% of net sales in the two periods, respectively.


LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended December 31, 1998, net cash used in operating activities totaled $2.0 million compared to net cash provided by operating activities totaling $1.8 million in the corresponding period in fiscal 1998. An increase of $2.9 million in trade accounts receivable balances resulting from the increase in revenues in the most recent period was the primary contributor to the increase in net cash used by operating activities during the first quarter of fiscal 1999 compared to the corresponding 1998 period. Net cash resources totaling $285,000 were also used to fund the acquisition of capital equipment in the most recent quarter compared to $164,000 in the corresponding quarter last year. At December 31, 1998, the Company had no material commitments for capital expenditures.

The Company's cash flows from financing activities for the three months ended December 31, 1998 were principally affected by the repayments of long-term debt totaling $101,000, compared to a net increase of $335,000 in consolidated long-term debt in the corresponding quarter in fiscal 1998. Proceeds from the issuance of common stock during the three-month period in fiscal 1999 under the Company's employee stock option and stock purchase plans totaled $21,000 compared to $48,000 in the corresponding quarter last year.

During the three-month period ended December 31, 1998, working capital increased by $694,000 to $19.6 million from the amount at September 30, 1998. Trade accounts receivable increased by $2.9 million principally as a result of an increased level of shipments during the first quarter of fiscal 1999 compared to the fourth quarter of the fiscal 1998. Inventory increased slightly by $145,000. Current liabilities remained substantially unchanged during the quarter.

The Company's credit facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At December 31, 1998, the Company had no borrowings under this credit facility. The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $800,000, to the Company's subsidiaries in The Netherlands. At December 31, 1998, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $2.3 million decrease in cash and cash equivalents during the three-month period. At the end of the period, the balance of cash and cash equivalents totaled $4.0 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.

YEAR 2000 CONVERSION

The Company has initiated an enterprise-wide program to prepare its computer systems, applications and products for the year 2000 date conversion. The Company expects to incur internal staff costs as well as consulting expenses, investments in capital equipment and other remediation expenditures related to enhancements necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The total cost of compliance and its effect on the Company's future results of operations continues to be determined as a part of the detailed and on-going compliance-planning program. Management currently believes that total expenditures for the Company's year 2000 compliance program will range between $250,000 and $350,000, including both capital equipment and operating expense. Expenditures through December 31, 1998 totaled approximately $142,000.

The Company expects that the portion of its year 2000 compliance program that addresses internal issues should be substantially completed by January 1999 and contains only a moderate to low level of risk. The Company also expects to continue its assessment of external issues related to suppliers, customers, utilities and other third parties. These activities are expected to continue throughout 1999 and beyond, as applicable. The Company assigns a higher level of risk to such issues since they are outside of its immediate control. The Company expects to implement contingency plans as the requirements for such plans are identified. The costs, if any, for such contingency plans are expected to be incremental to the Company's estimated year 2000 compliance program expenditures.

THE EURO CONVERSION

On January 1, 1999, certain member countries of the European Union, including the Netherlands, established fixed conversion rates between their existing sovereign (legacy) currencies and the euro, leading to the adoption of the euro by these countries as their common legal currency. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro from the date of adoption until January 1, 2002. The Company is currently in the early stages of assessing the effect, if any, that the adoption of the euro by these countries will have upon its business.

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

The terms of sales to European customers by KEY/Superior are typically denominated in either Dutch guilders or the respective legacy currencies of its customers. KEY/Superior's information systems software currently accommodates such multiple currency transactions and is expected to integrate euro denominated transactions with relatively minor difficulty. The Company's European subsidiary expects to implement a complete conversion to the euro in calendar 1999, well before the January 1, 2002 deadline.

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

PART I.   FINANCIAL INFORMATION
Item 3.   Quantitative And Qualitative Disclosure About Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.




PART II.  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  None

         (b)      Report on Form 8-K

                  No Current Reports on Form 8-K were filed during the three months ended December 31, 1998.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      KEY TECHNOLOGY, INC.
                                         (Registrant)


Date:  February 11, 1999              /s/ THOMAS C. MADSEN
                                      ------------------------------------
                                      Thomas C. Madsen,
                                      President and Chief Executive Officer



Date:  February 11, 1999              /s/ STEVEN D. EVANS
                                      ------------------------------------
                                      Steven D. Evans,
                                      Vice President of Finance and
                                      Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)