Form 10-Q
period 1999-03-31
KEY TECHNOLOGY INC
filed 1999-05-14
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 1999

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from ____ to ____

                           Commission File No. 0-21820
                  --------------------------------------------

                              KEY TECHNOLOGY, INC.
                              --------------------
             (Exact name of Registrant as specified in its charter)

               Oregon                                  93-0822509
               ------                                  ----------
      (State of Incorporation)            (I.R.S. Employer Identification No.)

     150 Avery Street, Walla Walla, Washington               99362
     -----------------------------------------               -----
     (Address of principal executive offices)             (Zip Code)

                                (509) 529-2161
            (Registrant's telephone number, including area code)
                 ---------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     The number of shares outstanding of the Registrant's common stock, no par value, on April 30, 1999 was 4,708,569 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1999
TABLE OF CONTENTS

-------------------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
Item     1.       Financial statements
                  Condensed consolidated balance sheets, March 31, 1999
                      (unaudited) and September 30, 1998..........................................................3
                  Condensed unaudited consolidated statements of operations for the three months ended March 31, 1999 and 1998..................................................4
                  Condensed unaudited consolidated statements of operations for the six months ended March 31, 1999 and 1998....................................................5
                  Condensed unaudited consolidated statements of cash flows for the six months ended March 31, 1999 and 1998...............................................6
                  Notes to condensed unaudited consolidated financial statements..................................7


Item     2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................................8


PART II.  OTHER INFORMATION

Item     4.       Submission of Matters to a Vote of Security Holders............................................14

Item     6.       Exhibits and Reports on Form 8-K...............................................................14


SIGNATURES.......................................................................................................15

EXHIBIT INDEX....................................................................................................16


PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------


                                                                           March 31,               September 30,
                                                                             1999                      1998
                                                                     ----------------------    ----------------------
                            Assets
----------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                $6,283                    $ 6,333
   Trade accounts receivables, net                                          11,048                      7,051
   Inventories:
         Raw materials                                                       3,040                      4,726
         Work-in-process and sub-assemblies                                  6,925                      5,353
         Finished goods                                                      2,483                      2,604
                                                                           -------                    -------
                 Total inventories                                          12,448                     12,683
   Other current assets                                                      1,804                      1,821
                                                                           -------                    -------
Total current assets                                                        31,583                     27,888
Property, plant and equipment, net                                           8,902                      9,584
Other assets                                                                 1,896                      1,885
                                                                           -------                    -------
        Total                                                              $42,381                    $39,357
                                                                           =======                    =======
             Liabilities and Shareholders' Equity
----------------------------------------------------------------
Current liabilities:
   Accounts payable                                                        $ 3,671                    $ 2,471
   Accrued payroll liabilities and commissions                               2,732                      2,146
   Income tax payable                                                          338                        279
   Other accrued liabilities                                                 1,826                      2,072
   Customers' deposits                                                       2,334                      1,392
   Short-term borrowings and debt                                              502                        579
                                                                           -------                    -------
Total current liabilities                                                   11,403                      8,939
Long-term debt                                                                 879                      1,103
Total shareholders' equity                                                  30,099                     29,315
                                                                           -------                    -------
        Total                                                              $42,381                    $39,357
                                                                           =======                    =======


                                  See notes to condensed unaudited consolidated financial statements




                                                                 3

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                  1999                  1998
                                                                             ----------------     ----------------
Net sales                                                                       $15,676               $13,187
Cost of sales                                                                     9,924                 8,147
                                                                                -------               -------
Gross profit                                                                      5,752                 5,040
Operating expenses:
   Selling                                                                        2,368                 1,996
   Research and development                                                       1,246                 1,348
   General and administrative                                                     1,422                 1,207
                                                                                -------               -------
Total operating expenses                                                          5,036                 4,551
                                                                                -------               -------
Income from operations                                                              716                   489
Other income                                                                         97                    43
                                                                                -------               -------
Earnings before income taxes                                                        813                   532
Income tax expense                                                                  266                   186
                                                                                -------               -------
Net earnings                                                                      $ 547                 $ 346
                                                                                =======               =======

Net earnings per common share - basic                                             $ .12                 $ .07
                                                                                =======               =======

Net earnings per common share - diluted                                           $ .12                 $ .07
                                                                                =======               =======

Shares used in per share calculation - basic                                      4,705                 4,690
                                                                                =======               =======

Shares used in per share calculation - diluted                                    4,706                 4,724
                                                                                =======               =======


                                     See notes to condensed unaudited consolidated financial statements


                                                                  4

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
(in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------------


                                                                                   1999                  1998
                                                                              ----------------     ----------------
Net sales                                                                        $30,495               $25,946
Cost of sales                                                                     19,353                16,350
                                                                                 -------               -------
Gross profit                                                                      11,142                 9,596
Operating expenses:
   Selling                                                                         4,731                 3,942
   Research and development                                                        2,081                 2,503
   General and administrative                                                      2,997                 2,415
                                                                                 -------               -------
Total operating expenses                                                           9,809                 8,860
                                                                                 -------               -------
Income from operations                                                             1,333                   736
Other income                                                                         123                    65
                                                                                 -------               -------
Earnings before income taxes                                                       1,456                   801
Income tax expense                                                                   485                   281
                                                                                 -------               -------
Net earnings                                                                       $ 971                 $ 520
                                                                                 =======               =======

Net earnings per common share - basic                                              $ .21                 $ .11
                                                                                 =======               =======

Net earnings per common share - diluted                                            $ .21                 $ .11
                                                                                 =======               =======

Shares used in per share calculation - basic                                       4,703                 4,688
                                                                                 =======               =======

Shares used in per share calculation - diluted                                     4,703                 4,731
                                                                                 =======               =======



                               See notes to condensed unaudited consolidated financial statements

                                                                 5

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
(in thousands)

------------------------------------------------------------------------------------------------------------------------------------



                                                                                      1999                  1998
                                                                                 ---------------        --------------
Net cash provided by operating activities                                            $ 683                 $3,207

Cash flows from investing activities:
     Additions to property, plant and equipment, net                                  (571)                  (499)
                                                                                    -------                 ------
          Net cash used in investing activities                                       (571)                  (499)
                                                                                    -------                 ------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                                          -                      408
     Repayments of long-term debt                                                     (201)                  (535)
     Proceeds from issuance of common stock                                             39                     71
                                                                                    -------                -------
          Net cash used in financing activities                                       (162)                   (56)
                                                                                    -------                -------

Net increase (decrease) in cash and cash equivalents                                   (50)                 2,652

Cash and cash equivalents, beginning of the year                                     6,333                  2,896
                                                                                    -------                -------

Cash and cash equivalents, end of period                                            $6,283                 $5,548
                                                                                    =======                =======
Supplemental information:
     Cash paid during the period for interest                                         $ 68                   $257

     Cash paid during the period for income taxes                                     $503                   $661




                                    See notes to condensed unaudited consolidated financial statements

                                                                  6

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three- and six-month periods ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 1999 and the results of its operations for the three- and six-month periods ended March 31, 1999 and 1998 and its cash flows for the six-month periods ended March 31, 1999 and 1998.

     The balance sheet at September 30, 1998 has been condensed from the audited balance sheet as of that date.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Comprehensive Income

     On October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The Company's consolidated comprehensive income was $308,000 and $242,000 for the three months ended March 31, 1999 and 1998, respectively, and $743,000 and $479,000 for the six months ended March 31, 1999 and 1998, respectively. The differences between the net earnings reported in the consolidated statement of earnings and the consolidated comprehensive net income for the periods consisted of changes in foreign currency translation adjustments.

4.   Segment Information

     On October 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's business units serve customers in its primary market - the food processing and agricultural products industry - through common sales and distribution channels. Therefore, the Company reports on one segment.

PART I.   FINANCIAL INFORMATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COMMENTS INCLUDED IN THIS DOCUMENT MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS AS TO ANTICIPATED FUTURE RESULTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED OR DISCUSSED HERE. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE IMPACT ON QUARTERLY REVENUES OF BEGINNING BACKLOG LEVELS AND ORDER-TO-SHIPMENT LEAD TIME INTERVALS IN CERTAIN PRODUCT LINES; THE MIX OF PRODUCTS INCLUDED IN THOSE REVENUES AND THE RESULTING EFFECT UPON GROSS MARGINS; AND THE RECEIPT OF LARGE ORDERS THAT MAY NOT BE REPEATED IN SUBSEQUENT PERIODS. ADDITIONAL RISKS AND UNCERTAINTIES ARE DETAILED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC IN DECEMBER 1998 AND ARE INCORPORATED HEREIN BY REFERENCE. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE UPON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS
---------------------

For the three-month period ended March 31, 1999, net earnings increased by 58% to $547,000 or $.12 per share on net sales of $15.7 million compared to net earnings of $346,000 or $.07 per share on net sales of $13.2 million for the comparable period in fiscal 1998. Net earnings were 3.5% and 2.6% of net sales in the two periods, respectively. For the six months ended March 31, 1999, the Company's operating activities resulted in net income of $971,000 or $.21 per share on net sales of $30.5 million compared to net income of $520,000 or $.11 per share on net sales of $25.9 million for the corresponding period in fiscal 1998.

THREE MONTHS. Net sales increased approximately $2.5 million or 19% in the three-month period ended March 31, 1999 compared to the corresponding period in fiscal 1998. The increase in net sales between the two periods resulted principally from increased sales in the processing equipment, parts and service and specialized conveying system product groups, partially offset by decreased sales of automated inspection systems. The Company continues to experience an increased level of demand to supply turn-key processing lines which include significant components of the Company's specialized conveying systems and processing equipment, together with automated inspection systems and other third-party supplied equipment. Sales of automated inspection systems resulted principally from shipments of the Company's Tegra(TM) sorting systems. Sales to European customers increased by 35% in the second quarter of fiscal 1999 over the same period last year.

Orders for the second quarter of fiscal 1999 totaled a record $23.1 million, which were more than double the Company's fiscal 1999 first quarter orders and represented a 45% increase over orders received from customers during the corresponding period last year, which had totaled $15.9 million.

The order receipt activity in the most recent quarter was broadly based. All three operating business units, the AIS and SCS business units in Walla Walla and Key/Superior in Europe, contributed to the record quarter. The Walla Walla operations booked approximately 80% of the total orders, with the AIS and SCS business unit order totals being essentially equal in volume. Approximately one-half of the total order volume for the quarter was received from international customers.

As a result of the strong order activity, backlog increased to $14.9 million, almost doubling from the level at the start of the quarter and up by 46% over the $10.2 million in backlog one year ago. Given the strength of demand for the specialized conveying systems product group, domestically and in Europe, the backlog for this product line accounted for approximately 54% of the backlog level at quarter-end and increased by over 70% from a year ago. Automated inspection system backlog represented about 33% of the backlog at quarter-end and increased by about 20% over the backlog of one year ago. The backlog at March 31, 1999 included a previously announced order of approximately $7 million from one customer which is expected to be shipped principally in the third and fourth quarters of fiscal 1999.

Gross profit contribution for the three-month period ended March 31, 1999 increased to $5.8 million compared to $5.0 million in last year's second quarter as a result of increased sales volume between the periods. However, the gross profit rate as a percentage of sales decreased slightly to 37% of sales in the more recent period from 38% of sales in the corresponding fiscal quarter last year. The decrease in gross margin as a percentage of sales was due principally to the shift in product mix to an increased volume of lower margin processing equipment and conveying systems, including the effect of the third-party supplied equipment which carry lower "pass-through" margins, as components of the larger turn-key systems.

Operating expenses were $5.0 million in the three-month period ended March 31, 1999 compared to $4.6 million for the three-month period ended March 31, 1998. Selling expenses increased by 19% or $372,000 to $2.4 million in the more recent period due principally to increased staffing, commission and travel expenses. The increase in commission expenses related to the higher level of product sales combined with an increased volume of those sales sold through outside representatives, to whom the Company pays higher commission rates. Management expects that selling expenses during the next several quarters will continue to increase with respect to both the level of expenditures anticipated and the rate of increase compared to corresponding periods last year. General and administrative expenses increased by 18% to $1.4 million in the more recent quarter from $1.2 million in the corresponding period last year as a result of a variety of factors, including increased expense levels for outside services, personnel and payroll expenses, offset somewhat by decreased bad debts expense. Research and development expenses during the March 1999 quarter decreased moderately to $1.2 million compared to $1.3 million in the second quarter of fiscal 1998, reflecting an increased level of systems engineering costs charged to cost of sales in support of the increased production volumes of sold systems. Management expects that expenditures for research and development and for general and administrative expenses over the next several quarters will generally remain consistent with the levels experienced in the second quarter of the current fiscal year. For the fiscal quarter ended March 31, 1999, other income was $97,000 compared to $43,000 for the corresponding period in fiscal 1998.


SIX MONTHS. Net sales for the six-month period ended March 31, 1999 increased 18% to $30.5 million from $25.9 million in the comparable period last year. The increase in net sales resulted principally from increased sales of products in the specialized conveying systems and processing equipment product group followed by increased sales of parts and service. In the more recent six-month period, the increase in sales resulted principally from a higher volume of sales to European customers of all three product groups, followed by increased sales of specialized conveying systems to other international customers, compared to the corresponding period last year. Based upon the results of the most recent six-month period and current market expectations, the Company continues to maintain its objective for 15% to 20% growth in net sales for fiscal 1999 over fiscal 1998.

For the six months ended March 31, 1999, gross profit increased by $1.5 million or 16% to $11.1 million, or 36.5% of net sales, compared to $9.6 million, or 37% of sales, in the six months ended March 31, 1998. Gross profit contribution during the six-month period ended March 31, 1999 increased over the corresponding period in 1998 due principally to the increased volume of net sales. As a percentage of sales, however, gross margin decreased slightly as a result of a shift in product mix to lower margined systems. Gross margin for the six-month period ended March 31, 1999 benefited from a 36% decrease in warranty and installation expenses compared to the corresponding period in fiscal 1998 even though sales increased by 18% between the respective periods. For fiscal 1999, the Company's objective is to improve gross margins to at least 38% of net sales compared to 36% in fiscal 1998.

Total operating expenses increased by $949,000 to $9.8 million in the six-month period ended March 31, 1999 from $8.9 million in the comparable period of the previous fiscal year. The increase in operating expenses was principally as a result of increased selling costs followed by increased general and administrative expenses, both of which were partially offset by decreased research and development expenditures, as discussed above. The Company continues to maintain its objective for fiscal 1999 to invest approximately 29% to 32% of net sales in operating expenses compared to 32% invested in such expenses during the first six months of fiscal 1999 and 34% invested in such expenses last year. For the six-month period ended March 31, 1999, other income was $123,000 compared to other income of $65,000 for the corresponding period in fiscal 1998 principally as a result of increased net interest income. Interest income was stable while of interest expense decreased between the corresponding periods.

The results of operations for the six months ended March 31, 1999 were net income of $971,000 compared to a net income of $520,000 for the corresponding period in fiscal 1998. The results of operations were 3.2% and 2.0% of net sales in the two periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities during the six-month period ended March 31, 1999, totaled $683,000 compared to net cash provided by operating activities totaling $3.2 million in the corresponding period in fiscal 1998. The principal sources of cash provided during the six months ended March 31, 1999 were increases of $1.2 million in accounts payable, $942,000 in customers' deposits and $586,000 in accrued payroll liabilities, offset by an increase of $4.0 million in accounts receivable. In the corresponding period last year, two primary sources of cash were provided by an increase of $1.8 million in customers' deposits and a decrease in inventories of $1.3 million.

Cash flows from investing activities for the six-month period ended March 31, 1999 included the use of net cash resources totaling $571,000 to fund the acquisition of capital equipment compared to $499,000 expended for capital equipment in the corresponding period last year. At March 31, 1999, the Company had no material commitments for capital expenditures.

The Company's cash flows from financing activities for the six months ended March 31, 1999 were principally affected by repayments of $201,000 in long-term debt compared to a net decrease of $127,000 in total consolidated long-term debt during the first six months of fiscal 1998. Proceeds from the issuance of common stock during the most recent six-month period under the Company's employee stock option and stock purchase plans totaled $39,000.

During the six-month period ended March 31, 1999, working capital increased by $1.2 million to $20.2 million. Trade accounts receivable increased by the net amount of $4.0 million, principally as a result of a high level of shipments at the end of the period. Inventories decreased by $235,000 primarily as a result of the increased product sales late in the second fiscal quarter. Trade accounts payable increased by $1.2 million, principally as the result of the timing of payments for purchased inventory received during the period, and deposits from customers increased by $942,000. The increases in trade accounts payable and customers' deposits during the period were primarily in response to the increased customer order and backlog levels. Accrued payroll liabilities increased by $586,000 principally due to increased accrued commissions, incentive compensation resulting from the increased sales volume and profitability during the period, together with increased accrued workers' compensation taxes.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At March 31,1999, the Company had no borrowings under this credit facility. The line of credit is subject to an annual renewal and was renewed in January 1999. The line of credit under the most recent renewal remains unsecured and provides for interest at one-quarter percent below the bank's prevailing prime rate of interest.

The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $735,000, to the Company's subsidiaries in the Netherlands. At March 31, 1999, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $50,000 decrease in cash and cash equivalents during the six-month period ended March 31, 1999. At the end of the period, the balance of cash and cash equivalents totaled $6.3 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.


YEAR 2000 CONVERSION
--------------------

The Company has initiated an enterprise-wide program to prepare its computer systems, applications and products for the year 2000 date conversion. The Company expects to incur internal staff costs as well as consulting expenses, investments in capital equipment and other remediation expenditures related to enhancements necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The total cost of compliance and its effect on the Company's future results of operations continues to be determined as a part of the detailed and on-going compliance-planning program. Management currently believes that total expenditures for the Company's year 2000 compliance program will range between $200,000 and $275,000, including both capital equipment and operating expense. Expenditures through March 31, 1999 totaled approximately $175,000.

The Company's year 2000 assessment program that addresses internal issues for its domestic operations was substantially completed by January 1999 and contains only a low level of risk. The Company's European operation continues to make progress toward completion of its year 2000 assessment program, which is expected to be fully completed prior to the end of fiscal 1999. The Company also expects to continue its assessment of external issues related to suppliers, customers, utilities and other third parties. These activities are expected to continue throughout 1999 and beyond, as applicable. The Company assigns a higher level of risk to such issues since they are outside of its immediate control. The Company expects to implement contingency plans as the requirements for such plans are identified. The costs, if any, for such contingency plans are expected to be incremental to the Company's estimated year 2000 compliance program expenditures.

In that regard, management continues to monitor and assess the year 2000 compliance status of the sources of supply for its raw material and purchased component inventories. This assessment has indicated that the Company may need to purchase and stockpile selected inventory components, as a contingency measure, in advance of their typical delivery lead times. Although the ultimate requirements for, and value of, such advance inventory purchases will be subject to a number of factors, management currently estimates that it may place orders with its vendors for inventory valued in a range of $500,000 to $750,000. Delivery of these inventory items is expected during the first quarter of fiscal 2000 prior to December 31, 1999.

THE EURO CONVERSION
-------------------

On January 1, 1999, certain member countries of the European Union, including the Netherlands, established fixed conversion rates between their existing sovereign (legacy) currencies and the euro, leading to the adoption of the euro by these countries as their common legal currency. The legacy currencies are scheduled to remain legal tender in the participating countries as denominations of the euro from the date of adoption until January 1, 2002. The Company continues its assessment of the effect, if any, that the adoption of the euro by these countries will have upon its business.

The terms of sales to European and other international customers of products manufactured by the Company's domestic operations are typically denominated in U.S. dollars, although exceptions do occur on an individual case basis. The Company expects that its standard terms of sales to international customers will continue substantially in their present form. For the infrequent sales transactions between international customers and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At March 31, 1999, the Company was not a party to any currency hedging transaction. The Company does not believe that it should experience a material effect on its business as a result of the euro conversion which would be inherently different than risks that currently exist.

The terms of sales to European customers by KEY/Superior are typically denominated in either Dutch guilders or the respective legacy currencies of its customers. KEY/Superior's information systems software currently accommodates such multiple currency transactions and is expected to integrate euro denominated transactions with relatively minor difficulty. The Company's European subsidiary expects to implement a complete conversion of its business systems to the euro on or about October 1, 1999, well before the January 1, 2002 deadline.

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

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

Part II.  OTHER INFORMATION
--------------------------------------------------------------------------------

Part II.  OTHER INFORMATION

Item     4. Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on February 3, 1999. Voting common shareholders took the following actions at the meeting:

         1. The shareholders voted to elect the following nominees to the Company's Board of Directors:
                                        Votes                 Votes
                                         For                Abstaining
                                   -----------------    -------------------
             Thomas C. Madsen         4,248,496               22,815
             Gordon Wicher            4,249,289               22,022

            There were no broker non-votes.

            Other directors whose term of office as a director continued after the meeting are as follows:

                      Harold R. Frank
                      Edfred L. Shannon Jr.
                      John E. Pelo
                      Peter H. van Oppen

         2. The shareholders voted to ratify management's selection of independent auditors for the 1999 fiscal year by the affirmative vote of 4,254,809 shares, with 7,235 shares voting against the proposal and 9,267 shares abstaining.
            There were no broker non-votes.


Item     6. Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               (10.1) Business Loan Agreement dated January 25, 1999 between Registrant and U.S. Bank National Association.

               (27.1) Financial Data Schedule for the six-month period ended March 31, 1999.

         (b)   Reports on Form 8-K

               No Current Reports on Form 8-K were filed during the three months ended March 31, 1999.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KEY TECHNOLOGY, INC.
                                       (Registrant)


Date: May 12, 1999                  By       /s/ Thomas C. Madsen
                                      ------------------------------------------
                                         Thomas C. Madsen,
                                         President and Chief Executive Officer



Date: May 12, 1999                  By       /s/ Steven D. Evans
                                      ------------------------------------------
                                         Steven D. Evans,
                                         Vice President of Finance and
                                         Administration and Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                          Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 1999

-------------------------------------------------------------------------------

EXHIBIT INDEX

Exhibit                                                                  Page
-------                                                                  ----

10.1     Business Loan Agreement..........................................17

27.1     Financial Data Schedule for the six-month
         period ended March 31, 1999......................................31