Form 10-Q
period 1999-06-30
KEY TECHNOLOGY INC
filed 1999-08-12
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 1999

                                       or

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from ____ to ____

                           Commission File No. 0-21820
                  --------------------------------------------

                              KEY TECHNOLOGY, INC.
             (Exact name of Registrant as specified in its charter)

                   Oregon                            93-0822509
          ------------------------       ------------------------------------
          (State of Incorporation)       (I.R.S. Employer Identification No.)

                 150 Avery Street, Walla Walla, Washington 99362
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (509) 529-2161
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No /_/


         The number of shares outstanding of the Registrant's common stock, no par value, on July 31, 1999 was 4,710,643 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1999
TABLE OF CONTENTS

-------------------------------------------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item     1.       Financial statements
                  Condensed consolidated balance sheets, June 30, 1999
                      (unaudited) and September 30, 1998..........................................................3
                  Condensed unaudited consolidated statements of earnings for the three months ended June 30, 1999 and 1998 ..................................................4
                  Condensed unaudited consolidated statements of earnings for the nine months ended June 30, 1999 and 1998 ...................................................5
                  Condensed unaudited consolidated statements of cash flows for the nine months ended June 30, 1999 and 1998...............................................6
                  Notes to condensed unaudited consolidated financial statements..................................7


Item     2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................................8


PART II.  OTHER INFORMATION

Item     6.       Exhibits and Reports on Form 8-K...............................................................14


SIGNATURES.......................................................................................................15

EXHIBIT INDEX....................................................................................................16




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 1999 (UNAUDITED) AND SEPTEMBER 30, 1998

------------------------------------------------------------------------------------------------------------------------------------

                                                                           June 30,                September 30,
                                                                             1999                      1998
                                                                     ----------------------    ----------------------
                                                                                         (in thousands)
                            Assets
----------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                 $  9,302                      $ 6,333
   Trade accounts receivable, net                                               8,603                        7,051
   Inventories:
         Raw materials                                                          4,599                        4,726
         Work-in-process and sub-assemblies                                     8,183                        5,353
         Finished goods                                                         3,577                        2,604
                                                                             --------                      -------
                 Total inventories                                             16,359                       12,683
   Other current assets                                                         1,985                        1,821
                                                                             --------                      -------
Total current assets                                                           36,249                       27,888
Property, plant and equipment, net                                              8,628                        9,584
Other assets                                                                    1,917                        1,885
                                                                             --------                      -------
        Total                                                                $ 46,794                      $39,357
                                                                             ========                      =======

             Liabilities and Shareholders' Equity
----------------------------------------------------------------
Current liabilities:
   Accounts payable                                                           $ 3,694                      $ 2,471
   Accrued payroll liabilities and commissions                                  3,381                        2,146
   Income tax payable                                                             460                          279
   Other accrued liabilities                                                    1,881                        2,072
   Customers' deposits                                                          4,907                        1,392
   Short-term borrowings and debt                                                 490                          579
   ------------------------------                                            --------                      -------
Total current liabilities                                                      14,813                        8,939
Long-term debt                                                                    776                        1,103
Total shareholders' equity                                                     31,205                       29,315
                                                                             --------                      -------
        Total                                                                 $46,794                      $39,357
                                                                             ========                      =======




                               See notes to condensed unaudited consolidated financial statements

                                                               3

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                   1999                  1998
                                                                              ----------------     ----------------
                                                                              (in thousands, except per share data)

Net sales                                                                          $15,836               $14,431
Cost of sales                                                                        8,962                 8,934
                                                                                   -------               -------
Gross profit                                                                         6,874                 5,497

Operating expenses:
   Selling                                                                           2,892                 1,937
   Research and development                                                          1,073                 1,232
   General and administrative                                                        1,373                 1,440
                                                                                   -------               -------
Total operating expenses                                                             5,338                 4,609
                                                                                   -------               -------
Income from operations                                                               1,536                   888
Other income                                                                           193                    69
                                                                                   -------               -------
Earnings before income taxes                                                         1,729                   957
Income tax expense                                                                     533                   336
                                                                                   -------               -------
Net earnings                                                                       $ 1,196                 $ 621
                                                                                   =======               =======

Net earnings per common share - basic                                                $ .25                 $ .13
                                                                                   =======               =======

Net earnings per common share - diluted                                              $ .25                 $ .13
                                                                                   =======               =======
Shares used in per share calculation - basic
                                                                                     4,709                 4,694
                                                                                   =======               =======
Shares used in per share calculation - diluted
                                                                                     4,712                 4,724
                                                                                   =======               =======






                                    See notes to condensed unaudited consolidated financial statements

                                                                      4

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------


                                                                                   1999                  1998
                                                                              ----------------     ----------------
                                                                              (in thousands, except per share data)
Net sales                                                                          $46,331               $40,377
Cost of sales                                                                       28,315                25,284
                                                                                   -------               -------
Gross profit                                                                        18,016                15,093
Operating expenses:
   Selling                                                                           7,623                 5,879
   Research and development                                                          3,154                 3,735
   General and administrative                                                        4,370                 3,854
                                                                                   -------               -------
Total operating expenses                                                            15,147                13,468
                                                                                   -------               -------
Income from operations                                                               2,869                 1,625
Other income                                                                           316                   133
                                                                                   -------               -------
Earnings before income taxes                                                         3,185                 1,758
Income tax expense                                                                   1,018                   616
                                                                                   -------               -------
Net earnings                                                                       $ 2,167               $ 1,142
                                                                                   =======               =======

Net earnings per common share - basic                                                $ .46                 $ .24
                                                                                   =======               =======

Net earnings per common share - diluted                                              $ .46                 $ .24
                                                                                   =======               =======

Shares used in per share calculation - basic                                         4,705                 4,690
                                                                                   =======               =======

Shares used in per share calculation - diluted                                       4,706                 4,728
                                                                                   =======               =======






                               See notes to condensed unaudited consolidated financial statements

                                                              5

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------------------


                                                                                        1999                  1998
                                                                                   ---------------      --------------
                                                                                              (in thousands)
Net cash provided by operating activities                                              $4,093                 $3,770

Cash flows from investing activities:
     Additions to property, plant and equipment, net                                     (907)                (1,289)
                                                                                       -------                -------
          Net cash used in investing activities                                          (907)                (1,289)
                                                                                       -------                -------

Cash flows from financing activities:

     Proceeds from issuance of long-term debt                                               -                    408

     Repayments of long-term debt                                                        (273)                  (631)

     Proceeds from issuance of common stock                                                56                    114
                                                                                       -------                -------

          Net cash used in financing activities                                          (217)                  (109)
                                                                                       -------                -------

Net increase in cash and cash equivalents                                               2,969                  2,372


Cash and cash equivalents, beginning of the year                                        6,333                  2,896
                                                                                       -------                -------

Cash and cash equivalents, end of period                                               $9,302                 $5,268
                                                                                       =======                =======

Supplemental information:

     Cash paid during the period for interest                                            $ 91                  $ 253

     Cash paid during the period for income taxes                                       $ 899                  $ 710






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

                                                                   6

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1998. The results of operations for the three- and nine-month periods ended June 30, 1999 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 1999 and the results of its operations for the three- and nine-month periods ended June 30, 1999 and 1998 and its cash flows for the nine-month periods ended June 30, 1999 and 1998.

     The balance sheet at September 30, 1998 has been condensed from the audited balance sheet as of that date.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Comprehensive Income

     On October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The Company's consolidated comprehensive income was $1,091,000 and $708,000 for the three months ended June 30, 1999 and 1998, respectively, and $1,834,000 and $1,188,000 for the nine months ended June 30, 1999 and 1998, respectively. The differences between the net earnings reported in the consolidated statement of earnings and the consolidated comprehensive net income for the periods consisted of changes in foreign currency translation adjustments.

4.   Segment Information

     On October 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company's business units serve customers in its primary market - the food processing and agricultural products industry - through common sales and distribution channels. Therefore, the Company reports on one segment.

PART I.  FINANCIAL INFORMATION
Item 2. Management Discussion and Analysis of Financial Conditions and Results of Operations

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COMMENTS INCLUDED IN THIS DOCUMENT MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS AS TO ANTICIPATED FUTURE RESULTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED OR DISCUSSED HERE. SUCH RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO: THE POTENTIAL FOR PATENT-RELATED LITIGATION EXPENSES AND OTHER COSTS RESULTING FROM CLAIMS ASSERTED AGAINST THE COMPANY OR ITS CUSTOMERS BY THIRD PARTIES; THE IMPACT ON QUARTERLY REVENUES OF BEGINNING BACKLOG LEVELS AND ORDER-TO-SHIPMENT LEAD TIME INTERVALS IN CERTAIN PRODUCT LINES; THE MIX OF PRODUCTS INCLUDED IN THOSE REVENUES AND THE RESULTING EFFECT UPON GROSS MARGINS; AND THE RECEIPT OF LARGE ORDERS THAT MAY NOT BE REPEATED IN SUBSEQUENT PERIODS. ADDITIONAL RISKS AND UNCERTAINTIES INCLUDE: THE ABILITY OF THE TEGRA PRODUCT LINE TO REBOUND AND SUSTAIN AN IMPROVED LEVEL OF CUSTOMER ACCEPTANCE; ACHIEVEMENT OF PRODUCT PERFORMANCE SPECIFICATIONS AND RELATED REDUCTION IN PRODUCT UPGRADE OR WARRANTY EXPENSES; THE ABILITY OF NEW PRODUCTS TO COMPETE SUCCESSFULLY IN EITHER EXISTING OR NEW MARKETS; PRODUCT DEVELOPMENT ACTIVITIES; FUTURE COSTS OF MATERIALS AND OTHER OPERATING EXPENSES; COMPETITIVE FACTORS; THE RISKS INVOLVED IN EXPANDING INTERNATIONAL OPERATIONS AND SALES; THE COSTS ASSOCIATED WITH REMEDIATING POTENTIAL YEAR 2000 ISSUES; THE PERFORMANCE AND NEEDS OF INDUSTRIES SERVED BY THE COMPANY AND THE FINANCIAL CAPACITY OF CUSTOMERS IN THESE INDUSTRIES TO PURCHASE CAPITAL EQUIPMENT. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE UPON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.


RESULTS OF OPERATIONS
---------------------

For the three-month period ended June 30, 1999, net earnings were $1.2 million or $.25 per share on net sales of $15.8 million, compared to net earnings of $621,000 or $.13 per share on net sales of $14.4 million for the comparable period in fiscal 1998. Net earnings were 7.5% and 4.3% of net sales in the two periods, respectively. For the nine months ended June 30, 1999, the Company's operating activities resulted in net income of $2.2 million or $.46 per share on net sales of $46.3 million, compared to net income of $1.1 million or $.24 per share on net sales of $40.4 million for the corresponding period in fiscal 1998. Net income was 4.7% and 2.8% of net sales in the two nine-month periods, respectively.

THREE MONTHS. Net sales increased $1.4 million or 10% to $15.8 million in the three-month period ended June 30, 1999 compared to the corresponding period in fiscal 1998. The increase in net sales between the two periods resulted principally from increased sales of specialized conveying systems and increased parts and service revenues. Within the specialized conveying systems product group in the most recent quarter, increased sales to domestic U.S. customers were partially offset by decreased sales to European and other international customers. Although sales of automated inspection systems to European and other international customers increased by approximately 60% in the third quarter of fiscal 1999 compared to the similar period last year, total sales of this product group were essentially the same as in the corresponding period in 1998.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

New orders for the June 1999 quarter totaled $18.7 million, increasing 50% over the fiscal 1998 third quarter. New orders for the most recent quarter were also the second highest in the Company's history and were exceeded only by the record $23.1 million of orders booked in the quarter ended March 31, 1999. Order volumes were strongest in the Specialized Conveying System (SCS) business unit, which increased by 121% compared to the third quarter last year and were nearly all from domestic customers. New order volume for the Automated Inspection System (AIS) business unit increased by 24% with about 40% of those orders coming from international customers.

During the June 1999 quarter, as a result of the continuing strong order activity, backlog increased by $2.7 million to $17.6 million from $14.9 million at the beginning of the period and compared to $8.1 million at the close of the third quarter last year. The backlog for the specialized conveying systems product group, domestically and in Europe, accounted for approximately 60% of the backlog level at quarter-end and increased by over 185% from a year ago. Automated inspection system backlog represented about 30% of the backlog at quarter-end and increased by about 20% over the backlog of one year ago. The backlog at June 30, 1999 included approximately $2 million of third-party supplied equipment that the Company expects to deliver in the fourth quarter of this fiscal year.

Gross profit increased to $6.9 million or 43% of sales for the three months ended June 30, 1999 compared to $5.5 million or 38% of sales in the corresponding period last year. The improved margin resulted principally from decreased manufacturing labor, overhead and other cost variances as a percentage of sales due to improved manufacturing efficiencies resulting from increased production volumes together with decreased warranty expenses.

Operating expenses were $5.3 million in the three-month period ended June 30, 1999 compared to $4.6 million for the three-month period ended June 30, 1998. Selling expenses increased by almost $1.0 million or 49% to $2.9 million in the more recent period due principally to increased expenses in advertising and product promotion, commissions on international shipments and staffing costs. General and administrative expenses decreased slightly to just below $1.4 million in the more recent quarter. Research and development operating expenses include expenditures associated with two separate functions: development of new products and, secondly, engineering activities related to sold orders for custom systems and equipment. Research and development expenses decreased by 13% to $1.1 million primarily due an increased level of engineering costs charged to cost of sales, a direct result of the increased sales volumes, particularly in the SCS business unit. However, research and development expenses related to new product development projects during the most recent quarter increased by 9% for the third quarter over last year. In the near term, management expects that general and administrative expense should remain fairly stable, with any increases in operating expenses occurring in both sales and marketing, and research and development expenses as the Company continues to expand its program initiatives on those fronts and introduce new products.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

For the fiscal quarter ended June 30, 1999, other income increased to $193,000 compared to $69,000 for the corresponding period in fiscal 1998. The increase in other income was due principally to increased royalty and miscellaneous income combined with decreased interest expense resulting from lower long-term debt.

NINE MONTHS. Net sales for the nine-month period ended June 30, 1999 increased 15% to $46.3 million from $40.4 million in the comparable period last year. The increase in net sales resulted from increased sales of products principally in the specialized conveying systems product group followed by increased sales of processing equipment systems, parts and maintenance service. The increase in sales of specialized conveying systems and processing systems in the current fiscal year compared to 1998 has occurred primarily in the U.S. domestic market and in international markets other than Europe, which has decreased moderately. However, sales of automated inspection systems to European customers have increased by 98% and sales of parts and maintenance service to these customers have increased 84% during the nine months ended June 30, 1999 compared to the corresponding period last year. For the first nine months of fiscal 1999, sales to international customers increased to approximately 40% of the Company's total net sales compared to approximately 35% during the first three quarters of fiscal 1998.

For the nine months ended June 30, 1999, gross profit increased by $2.9 million or 19% to $18.0 million, or 39% of sales, compared to $15.1 million, or 37% of sales, in the nine months ended June 30, 1998. Gross profit during the nine-month period ended June 30, 1999 increased over the corresponding period in 1998 due principally to the increased volume of product sales, decreased warranty and installation expenses and decreased manufacturing overhead as a percentage of sales. Total operating expenses increased by $1.7 million to $15.1 million in the nine-month period ended June 30, 1999 from $13.5 million in the comparable period in the previous fiscal year. Operating expenses in the 1999 period increased principally as a result of increases in selling and marketing expenses and general and administrative costs, offset somewhat by decreased research and development expenditures. For the nine-month period ended June 30, 1999, other income was $316,000 compared to other income of $133,000 for the corresponding period in fiscal 1998. The increase in other income during the fiscal 1999 period was due principally to increased interest income net of interest expense, and to a lesser extent, increased royalty income and miscellaneous income from a variety of sources.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine-month period ended June 30, 1999, net cash provided by operating activities totaled $4.1 million compared to net cash totaling $3.8 million provided by operating activities in the corresponding period in fiscal 1998. Principal sources of cash during the nine months ended June 30, 1999 were provided by increases in customers' deposits of $3.6 million together with increases in accounts payable and accrued payroll liabilities, offset by increases in inventories and trade accounts receivable. In the corresponding period last year, a principal source of cash was provided by a decrease in inventories of $714,000.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Cash flows from investing activities for the nine-month period ended June 30, 1999 included the use of net cash resources totaling $907,000 to fund the acquisition of capital equipment compared to $1.3 million in the corresponding period last year. At June 30, 1999, the Company had no material commitments for capital expenditures.

The Company's cash flows from financing activities for the nine months ended June 30, 1999 were principally affected by repayments of $273,000 in long-term debt. By comparison, repayments of long-term debt for the nine months ended June 30, 1998 totaled $631,000. Proceeds from the issuance of common stock during the more recent period under the Company's employee stock option and stock purchase plans totaled $56,000 compared to $114,000 during the first three quarters of fiscal 1998.

During the nine-month period ended June 30, 1999, working capital increased by $2.5 million to $21.4 million. Cash and cash equivalents increased by $3.0 million to $9.3 million as a result of operating activities. Trade accounts receivable and inventories increased by $1.6 million and $3.7 million, respectively, principally as a result of a high level of shipments and the increased backlog at the end of the period. Deposits from customers increased by $3.5 million and trade accounts payable increased by $1.2 million primarily as a result of the increased customer order and backlog levels. Income taxes payable and other accrued liabilities did not increase during the nine months ended June 30, 1999 when compared to the corresponding period in fiscal 1998. Payments for income taxes during the fiscal 1999 period totaled $899,000 compared to $710,000 during the nine months ended June 30, 1998.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At June 30, 1999, the Company had no borrowings under this credit facility.

The Company also maintains a credit facility with a Dutch bank, which provides for operating lines of credit totaling 1.5 million guilders, or approximately $704,000, to the Company's subsidiary in the Netherlands. At June 30, 1999, the Company also had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $3.0 million increase in cash and cash equivalents. At the end of the period, the balance of cash and cash equivalents totaled $9.3 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.


YEAR 2000 CONVERSION
--------------------

The Company has initiated an enterprise-wide program to prepare its computer systems, applications and products for the year 2000 date conversion. The Company expects to incur internal staff costs as well as consulting expenses, investments in capital equipment and other remediation expenditures related to

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

enhancements necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The total cost of compliance and its effect on the Company's future results of operations continues to be determined as a part of the detailed and on-going compliance-planning program. Management currently believes that total expenditures for the Company's year 2000 compliance program will range between $200,000 and $250,000, including both capital equipment and operating expense. Expenditures through June 30, 1999 totaled approximately $180,000.

The Company's year 2000 assessment program that addresses internal issues for its domestic operations was substantially completed by January 1999. Based on the assessment program, management believes that the year 2000 date conversion related to internal issues poses only a low level of risk. The Company's European operation continues to make progress toward completion of its year 2000 assessment program, which is expected to be fully completed prior to the end of fiscal 1999. The Company also expects to continue its assessment of external issues related to suppliers, customers, utilities and other third parties. These activities are expected to continue throughout 1999 and beyond, as applicable. The Company assigns a higher level of risk to such issues since they are outside of its immediate control.

The Company has identified its supplier base as a primary third-party risk element. In that regard, management continues to monitor and assess the year 2000 compliance status of the sources of supply for its raw material and purchased component inventories. This assessment has indicated that the Company may need to purchase and stockpile selected inventory components, as a contingency measure, in advance of their typical delivery lead times. Although the ultimate requirements for, and value of, such advance inventory purchases will be subject to a number of factors, management currently estimates that it may place orders with its vendors for inventory valued in a range of $1.0 million to $1.3 million. Delivery of these inventory items is expected during the first quarter of fiscal 2000 prior to December 31, 1999.

The Company expects to implement other contingency plans as the requirements for such plans are identified. The costs, if any, for such contingency plans are expected to be incremental to the Company's estimated year 2000 compliance program expenditures.


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

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The terms of sales to European and other international customers of products manufactured by the Company's domestic operations are typically denominated in U.S. dollars, although exceptions do occur on an individual case basis. The Company expects that its standard terms of sales to international customers will continue substantially in their present form. For the infrequent sales transactions between international customers and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At June 30, 1999, the Company was not a party to any currency hedging transaction. The Company does not believe that it should experience a material effect on its business as a result of the euro conversion which would be inherently different than risks that currently exist.

The terms of sales to European customers by KEY/Superior, the Company's European subsidiary, are typically denominated in either Dutch guilders or the respective legacy currencies of its customers. KEY/Superior's information systems software currently accommodates such multiple currency transactions and is expected to integrate euro denominated transactions with relatively minor difficulty. The Company's European subsidiary expects to implement a complete conversion of its business systems to the euro on or about October 1, 1999, concurrent with the beginning of the Company's next fiscal year and well before the January 1, 2002 deadline.

The Company's European subsidiaries maintain long-term credit facilities with a Dutch bank and also long-term facility and equipment leases, all of which currently specify periodic debt service or lease payments denominated in Dutch guilders. It is the Company's current understanding that no modifications to these agreements will be required since the guilder to euro conversion rate has been fixed and there are no other changes expected in the other terms of the respective agreements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Part II.  OTHER INFORMATION


Item     6.       Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  (27.1) Financial Data Schedule for the nine-month period ended June 30, 1999.

         (b)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the three months ended June 30, 1999.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KEY TECHNOLOGY, INC.
                                   (Registrant)


Date: August 11, 1999         By /S/ THOMAS C. MADSEN
                                ------------------------------------------
                                     Thomas C. Madsen,
                                     President and Chief Executive Officer



Date: August 11, 1999         By /S/ STEVEN D. EVANS
                                -------------------------------------------
                                    Steven D. Evans,
                                    Vice President of Finance and Administration
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 1999

-------------------------------------------------------------------------------


EXHIBIT INDEX

EXHIBIT                                                                   PAGE
-------                                                                   ----

27.1     Financial Data Schedule for the nine-month period
         ended June 30, 1999...............................................17