Form 10-K
period 1999-09-30
KEY TECHNOLOGY INC
filed 1999-12-17
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-K

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended September 30, 1999

                                       or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from ____ to ____

                           Commission File No. 0-21820
                  ---------------------------------------------

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

                           Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the Registrant's common stock held by non-affiliates on December 15, 1999 (based on the last sale price of such shares) was approximately $26,387,131.

     The number of shares of the Registrant's common stock outstanding on December 15, 1999 was 4,713,995 shares of common stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of Registrant's Proxy Statement dated January 24, 2000 prepared in connection with the Annual Meeting of Shareholders to be held on February 23, 2000 are incorporated by reference into Part III of this Report.

                              KEY TECHNOLOGY, INC.
                                 1999 FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----

     Item 1.      BUSINESS..................................................  1

     Item 2.      PROPERTIES................................................  9

     Item 3.      LEGAL PROCEEDINGS.........................................  9

     Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....... 10


PART II

     Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS....................................... 10

     Item 6.      SELECTED FINANCIAL DATA................................... 11

     Item 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS....................... 12

     Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK............................................... 17

     Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............... 18

     Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE....................... 34


PART III

     Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........ 35

     Item 11.     EXECUTIVE COMPENSATION.................................... 35

     Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT............................................ 35

     Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............ 35


PART IV

     Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K.................................................. 36

     SIGNATURES............................................................. 38

     EXHIBIT INDEX.......................................................... 39

                                     PART I

     Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations: uncertainties relating to patents and proprietary information; the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; the expiration of certain patents and any resulting effect upon competition and sales of related product lines; achievement of product performance specifications and any related effect on product upgrade or warranty expenses; the ability of new products to compete successfully in either existing or new markets; the potential for adverse fluctuations in foreign currency exchange rates; the effect of product or market development activities; availability and future costs of materials and other operating expenses; competitive factors; the risks involved in expanding international operations and sales; the costs or expenditures associated with remediating potential Year 2000 issues; the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment; as well as other factors discussed in Exhibit 99 hereto which is hereby incorporated by reference. Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



ITEM 1. BUSINESS.

GENERAL

     Key Technology, Inc. (the "Company") designs, manufactures, sells and services process automation systems, primarily for the food processing industry, that process product streams of discrete pieces to improve food safety and quality. These systems integrate electro-optical automated inspection and sorting systems, specialized conveying systems and process and preparation systems.

     During fiscal 1999, the Company's net sales increased 28% to $68.0 million compared to sales of $53.1 million in fiscal 1998. Net income for fiscal 1999 was $3.5 million, a 282% increase over the prior fiscal year. Earnings per share increased to $0.75 in fiscal 1999 compared to $0.20 in 1998.

     The Company implemented a strategy in fiscal 1999 to respond to increasing customer demand for "turn-key" systems. The objective of the strategy was to sell more Company-manufactured systems by combining those systems with third-party supplied equipment and design and installation services to provide entire processing lines, all from one supplier. The success of this strategy was a significant contributor to the growth in sales and profitability in 1999, which was led by a 30% increase in sales of specialized conveying systems that contributed 38% of the Company's total gross margin for the year.

     Sales of automated inspection systems grew modestly in fiscal 1999 over 1998. However, the gross margin resulting from these sales contributed 39% of the Company's total gross margin. As a percent of automated inspection systems sales in fiscal 1999, the gross margin for this product line increased six percentage points while warranty costs decreased 41% from the previous fiscal year.

     The Company considers the worldwide food processing industry to be a significant opportunity, not only to solve existing food quality and safety issues, but also to assist in providing safe processing technologies to expanding global markets. Accordingly, the Company devoted increased resources in fiscal 1999 to selling and marketing activities and to new product research and development projects.

     The Company's domestic operations are headquartered in Walla Walla, Washington and are organized into business units comprised of the Company's two major product groups: Automated Inspection Systems (AIS) and Specialized Conveying Systems (SCS). Both of these business units continue to serve customers in the Company's primary market through common sales and distribution channels.

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


INDUSTRY BACKGROUND

FOOD PROCESSING INDUSTRY

     Historically, defect removal and quality control in the food processing industry have been labor intensive and dependent upon and limited by the variability of the work force. Food processors must process large quantities of raw product through different stages, including sorting to remove defective pieces and inspection for product quality and safety. The frequency and severity of defects in the raw product is highly variable depending upon local factors affecting crops. The industry has sought to replace manual methods with automated systems that achieve higher yield, better product quality and safety and reduced cost.

     The Company's strategy is to solve processing industry problems of high labor costs, inadequate yields and inconsistent quality and safety by providing automated inspection systems and specialized conveying systems. The Company's automated inspection systems use advanced optical inspection technology to improve product yield (more of the good product recovered) and quality (higher percentage of defective product being removed) over the manual sorting and defect removal methods historically used by food processors. In a typical application, a single automated inspection system can replace 25 to 75 processing line employees, resulting in labor cost savings and improved yield sufficient to pay for the system in less than one year, as well as providing significant improvements in product quality.

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

     The following table sets forth sales by product category for the periods indicated:


                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                           ----------------------------------------------
                                               1999             1998             1997
                                           ------------     ------------     ------------
                                                           (IN THOUSANDS)
Automated inspection systems..........        $22,342          $21,388          $20,400

Specialized conveying systems.........         28,422           21,807           25,366

Processing and preparation systems....          5,528            1,687            4,068

Service/contracts and parts...........         11,736            8,251            7,434
                                           ------------     ------------     ------------
       Net sales......................        $68,028          $53,133          $57,268
                                           ============     ============     ============

     The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:


                                                   FISCAL YEAR ENDED SEPTEMBER 30,
                                           ----------------------------------------------
                                               1999             1998             1997
                                           ------------     ------------     ------------
Automated inspection systems..........          39%              44%              33%

Specialized conveying systems.........          38%              36%              45%

Processing and preparation systems....           3%               2%               5%

Service/contracts and parts...........          20%              18%              17%
                                           ------------     ------------     ------------
       Total gross margin.............         100%             100%             100%
                                           ============     ============     ============

AUTOMATED INSPECTION SYSTEMS

     Automated inspection systems are used in processing applications to detect and eliminate defects during raw product processing. The Company's systems within this group include the ADR(R)and Tegra(R)systems, representing the Company's third and fourth generation, respectively, of automated inspection systems.

     All systems in this group use proprietary linear array charged coupled device ("CCD") mono-chromatic (black and white), color or multi-spectral cameras. Each of the cameras scan the product-streams, which move at five or ten feet per second, at the rate of 1,500 or 4,000 times per second and can identify defects as small as 1/16 of an inch (1.5 mm) in diameter. Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product. Systems with color cameras are required when a variety of defect and product colors occur simultaneously or when the difference in shading between the defective and the good product is more subtle. In 1997, the Company developed multi-spectral systems which utilize either infra-red or ultraviolet technologies, individually or in combination with visible light, to identify defects that may not be detectable by solely using visible light spectra.

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

     During fiscal 1999, the Company sold Tegra optical sorter systems to coffee processors in remote areas of Brazil, Colombia and the Ivory Coast of Africa. Those systems will allow the processors to produce consistent quality coffee to satisfy the discriminating tastes of global customers such as specialty coffee retailers. In other markets, such as meat and poultry processing and fresh-cut produce, the Company committed funds to researching new technology that, if successful, could assist its customers in assuring the quality and safety of their products.

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

     ADR SYSTEMS. The Company's ADR systems are used to transport, inspect and remove defects from french fry potatoes. The Company believes its ADR system is the principal optical inspection and defect removal system used in the french fry processing market. The Company's full-capacity ADR systems can process up to 26,000 pounds of product per hour.

     As a result of product development activities in fiscal 1998 and 1999, the Company expects to introduce a fourth generation of the ADR to the frozen french fry industry during fiscal 2000. In addition to allowing processors to automatically detect and trim defects from french fries, this new product will also custom-cut the fries to meet customer demand for length distribution. Selective length cutting of the french fries will also allow them to be packed more densely. The denser packaging will reduce shipping expense, which is a significant contributor to the cost of the delivered product.

     PHARMACEUTICAL INSPECTION SYSTEM. In fiscal 1996, the Company purchased certain inventory, trademarks and patents related to a pharmaceutical inspection product line, the I-300 Pharmaceutical Inspection System, from the Imaging Division of Oncor, Inc. Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals, including tablets, capsules and softgels for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules. The pharmaceutical inspection system also verifies labels and the presence of printing and detects color, size, location and shape defects at processing rates over one million pieces per hour. The Company expects sales of this product line will be a moderate contributor to automated inspection system revenues during fiscal 2000.

SPECIALIZED CONVEYING SYSTEMS

     Conveying systems are utilized throughout the food industry, as well as other industries, to move large quantities of product within a processing plant. The Company's specialized conveying systems include the Iso-Flo(R)vibratory conveyor systems, food pumping systems and belt conveyors. The acquisition of Superior B.V. in fiscal 1996 added electromagnetic conveyor and spiral elevator technologies to the Company's conveying systems product line.

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

     The Company's patent on its Iso-Flo vibratory conveyor system expired in fiscal 1999. There can be no assurance that the expiration of the Iso-Flo patent will not result in increased competition and decreased sales of the product line.

     The Company considers its vibratory conveyor technology to be a proprietary core competency. Consequently, investment in research and development activities related to specialized conveying systems increased in fiscal 1999 compared to 1998. Research and development activities for this product group are expected to increase moderately in fiscal 2000 compared to 1999. As a result of the Company's research and development activities in fiscal 1999, it expects to expand its family of vibratory conveyors with the introduction of three new products in the first quarter of fiscal 2000. These products include the Horizon(TM), the Impulse(TM)and the Marathon(TM)conveying systems.

     The Horizon is a horizontal motion vibratory conveyor that uses a gentle conveying action to move fragile foods, such as snacks, cereals and seasoned/coated products, through the processing stages. The design of the Horizon eliminates vertical bounce of the processor's product. This feature results in reduced costs to the processor due to minimized product damage, reduced seasoning/coating loss and elimination of condiment build-up on the conveyor bed.

     The Impulse is a line of electromagnetic conveyors which combine the advantage of starting and stopping in milliseconds with precise metering control. Additionally, the Impulse conveyor drive systems are oil free which limits the potential for contamination and improves the safety of edible food products. This conveyor system was developed for packaging applications in snack food, dry ingredient, chemical and pharmaceutical processing.

     The Marathon is the Company's longest conveyor and moves product up to 100 feet or more on a single conveyor bed. This conveyor is targeted for use in high volume applications such as corn, green beans and other bulk conveying markets to maximize the processor's production efficiency.

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

PROCESS AND PREPARATION SYSTEMS

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

     Process and preparation system revenues also include a variety of third-party supplied equipment and installation services which are sold as components of larger processing lines, for which the Company has assumed turn-key sales responsibility. In fiscal 1999, these third-party supplied products accounted for approximately $3.1 million of the $5.5 million in total net sales of process and preparation systems

SERVICE/CONTRACTS AND PARTS

     The Company generates revenues from the sale of spare parts and post-sale field and telephone-based repair services to support its customers' routine maintenance requirements and seasonal equipment startup and winterization processes. In response to increasing customer demand for maintenance and parts services, the Company introduced a new multi-level service product offering named UpTime(TM) in the first quarter of fiscal 1999. The UpTime program was a principal contributor to a 52% increase in in maintenance service revenues in fiscal 1999 compared to fiscal 1998. The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth and expects to continue to devote additional resources in fiscal 2000 to increase such sales. The Company also typically provides system installation support services which are included in the sales price of certain of its products, principally the AIS systems.

CUSTOMERS AND MARKETS

     The Company's primary market is the food processing industry. The largest market segments for the Company's products have been potatoes, vegetables and snack foods. The Company has also penetrated other food market segments, including fruits, cereals and pet foods. The Company believes many additional applications for its systems exist in both food and nonfood markets.

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

     In fiscal 1998, the Company expanded its addressable markets by introducing Tegra-based product applications into the coffee and tobacco markets. During fiscal 1999, the Company sold Tegra systems to coffee processors located in Brazil and Colombia in South America and the Ivory Coast in Africa. Several Tegra systems were also installed in fiscal 1999 on either rental or trial placements in tobacco processing applications. Additionally, the Company expects that the coffee and tobacco markets may provide opportunities for expanded sales of specialized conveying systems. During fiscal 1999, the Company both hired new employees and assigned existing personnel specifically to focus additional sales and marketing resources on the coffee and tobacco industries.

     The acquisition of Superior B.V. in fiscal 1996 provided the Company with a manufacturing base from which it can more rapidly manufacture and deliver conveying systems to European customers. Export and international sales for the fiscal years ended September 30, 1999, 1998 and 1997 accounted for 46%, 37% and 32% of net sales in each such year, respectively. Nearly all export sales of products manufactured in the United States have been denominated in U.S. dollars. Sales in Europe of spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies. In its export and foreign sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase the sales prices in local currencies of the Company's products in international markets; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. Additional information regarding export and foreign sales is set forth in Note 11 to the Company's Consolidated Financial Statements for the year ended September 30, 1999.

     The Company does not rely on annual recurring sales to particular customers. However, the Company's customers often make periodic large purchases of complete systems. Therefore, while in any given fiscal year sales to a single customer might represent 10 percent or more of the Company's consolidated revenues, the Company believes the loss of such customer would not have a material adverse effect on the Company. During fiscal 1999, sales to one customer amounted to approximately 11% of total net sales. No single customer accounted for more than 10% of net sales during fiscal 1998 and 1997.

     The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington; Rockville, Maryland; and Beaver Dam, Wisconsin. The Company's subsidiary, Key/Superior B.V., provides sales and service to European customers. Sales in Australia and New Zealand are made through an independent distributor, which the Company also licenses to manufacture certain of its products.

ENGINEERING, RESEARCH AND DEVELOPMENT

     At September 30, 1999, the Company's engineering departments had 92 technical and support employees who conduct new product research and development, sustaining engineering for released products and project engineering for custom systems. The department includes electronic, mechanical and software engineers, mathematicians and technical support personnel.

     The Company's project engineering teams are responsible for engineering and designing the details of each custom order. A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

     In fiscal 1999, the Company's engineering, research and development expenses were approximately $4.3 million, compared to $4.8 million and $4.4 million in 1998 and 1997, respectively.

MANUFACTURING

     The Company maintains two domestic manufacturing facilities, both located in Walla Walla, and a European manufacturing facility located in The Netherlands. The Company's current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies. Manufacturing activities include process engineering; cutting, welding, fabrication and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration. The Company manufactures products for its AIS business unit in a 150,000 square foot facility constructed in 1990. In response to increased market demand for its products, the Company increased its manufacturing capacity by leasinganother 100,000 square foot facility in Walla Walla in early 1996. The Company initiated full-scale production operations for its SCS business unit in this facility during early fiscal 1997. The Company also increased its manufacturing capacity as a result of the acquisition in July 1996 of Superior B.V. During the fourth quarter of fiscal 1998, the Company further expanded KEY/Superior B.V.'s manufacturing capacity by leasing and occupying a 45,000 square foot facility adjacent to its original 18,000 square foot building, which is now used for other purposes.

     The Company manufactures certain of its products to Underwriters Laboratories, United States Department of Agriculture and Occupational Safety and Health Administration standards and its domestic manufacturing processes became qualified in January 1995 for certification to the ISO-9001 quality management and assurance standards. The merger of the Company's European operations will require re-certification of that combined entity to the ISO-9001 standards, which is currently under review. The Company's products also comply with the Canadian Standards Association (CSA) and European CE (Conformite Europeene) safety standards.

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

BACKLOG

     The Company's backlog as of September 30, 1999 and September 30, 1998 was approximately $12.6 million and $11.1 million, respectively. Gross orders exceeded shipments by $1.5 million in fiscal 1999, resulting in a corresponding increase in backlog from the closing backlog in fiscal 1998. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders. However, the Company believes that backlog is not necessarily a meaningful indicator of future financial results as it typically ships products ordered within eight to thirteen weeks from the date of receipt of the order. Large multiple-unit system orders or orders for systems in high demand may, however, result in longer delivery times.

COMPETITION

     The markets for automated inspection systems and specialized conveying systems are highly competitive. Important competitive factors include price, performance, reliability, and customer support and service. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices. Certain of the Company's competitors may have substantially greater financial, technical, marketing and other resources. The Company's principal competitors are believed to be the SRC Vision subsidiary of Advanced Machine Vision Corporation, FMC Corporation, Sortex Ltd., the Pulsarr B.V. and Elbicon N.V. subsidiaries of Barco N.V., Kiremko B.V., and Allen Machinery Co. . As the Company enters new markets, such as coffee and tobacco, it expects to encounter new niche competitors such as Satake ESM, Elexso and BEST B.V.

PATENTS AND TRADEMARKS

     The Company currently owns twenty-three outstanding United States patents issued from 1982 through 1999 and twelve outstanding patents issued by foreign countries, the first of which expires in late calendar 1999. As of December 15, 1999, seventeen United States and foreign patent applications had been filed and are pending. The Company has twenty-three registered trademarks and an application pending for one trademark.

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

EMPLOYEES

     At September 30, 1999, the Company had 478 full-time employees, including 236 in manufacturing, 92 in engineering, research and development, 103 in marketing, sales and service and 47 in general administration and finance. None of the Company's employees in the United States are represented by a labor union. The Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be excellent.


ITEM 2. PROPERTIES.

     The Company's corporate headquarters and the manufacturing and research and development facilities for its AIS business unit are in a 150,000 square foot building located on a 20-acre site in Walla Walla, Washington. This facility was custom designed and built for the Company, with construction completed in October 1990. The Company occupies the facility under a lease expiring in 2010. The Company has the option to purchase the facility and related real property at any time during the remaining lease term. The Company increased its manufacturing capacity by occupying another 100,000 square foot facility in Walla Walla beginning in 1996 under a lease expiring in 2005. The Company may extend the lease until 2010. The Company manufactures the majority of its SCS products in this facility. The Company also manufactures SCS products in a 45,000 square foot leased facility it occupied in 1998 in Beusichem, The Netherlands. This facility also serves as the headquarters for the Company's sales and service functions in Europe. The lease on the facility expires in 2008. In addition, the Company still owns an 18,000 square foot manufacturing facility, located adjacent to its leased facility in The Netherlands, which it vacated in 1998 but currently uses as warehouse space and intends to hold for future expansion. The Company leases office space in the United States in Rockville, Maryland and Beaver Dam, Wisconsin.


ITEM 3. LEGAL PROCEEDINGS.

     From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 15, 1999, the Company was not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of the Company's common stock are quoted on the Nasdaq National Market System under the symbol "KTEC". The following table shows the high and low bid prices per share of the Company's common stock for the two most recent fiscal years ended September 30:

                                      High           Low
                                      ----           ---
               Fiscal 1999
               -----------
                 1st Quarter         $7.75          $5.25
                 2nd Quarter          9.50           6.125
                 3rd Quarter          9.375          4.75
                 4th Quarter         12.50           5.188


               Fiscal 1998
               -----------
                 1st Quarter        $16.25          $9.50
                 2nd Quarter         12.50           9.875
                 3rd Quarter         12.00          10.00
                 4th Quarter         10.875          6.00

     The sources of these bid price quotations for the Company's common stock were Nasdaq's Summary of Activity(TM) reports and the Nasdaq OnlineSM Internet site.

     The Company had approximately 2,100 beneficial owners of its common stock, of which 176 are of record, as of December 15, 1999.

     The Company has not historically paid dividends on its common stock. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The current credit facility with the Company's principal domestic bank restricts the payment of dividends on its common stock, other than dividends payable in its stock, or the retirement of any of the Company's outstanding shares or the alteration or amendment of the Company's capital structure without the prior written consent of the bank.

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 1999 has been derived from the audited consolidated financial statements of the Company. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8, respectively.


                                                                      FISCAL YEAR ENDED SEPTEMBER 30,
                                                  1999           1998           1997           1996           1995
                                              ------------   ------------   ------------   ------------   ------------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:

Net sales...............................        $68,028         $53,133        $57,268        $54,341        $42,653
Cost of sales...........................         42,281          33,838         39,451         33,050         25,063
                                              ------------   ------------   ------------   ------------   ------------
Gross profit............................         25,747          19,295         17,817         21,291         17,590
Operating expenses......................         21,022          18,085         17,648         15,226         13,638
                                              ------------   ------------   ------------   ------------   ------------
Income from operations..................          4,725           1,210            169          6,065          3,952
Other income - net......................            436             179            450          1,061          1,175
                                              ------------   ------------   ------------   ------------   ------------
Earnings before income taxes............          5,161           1,389            619          7,126          5,127
Income tax expense......................          1,632             464            197          2,252          1,589
                                              ------------   ------------   ------------   ------------   ------------
Net earnings............................        $ 3,529        $    925       $    422       $  4,874       $  3,538
                                              ============   ============   ============   ============   ============

Earnings per share - Basic..............       $   0.75        $   0.20       $   0.09       $   1.05       $   0.76
                                              ============   ============   ============   ============   ============

Earnings per share - Diluted............       $   0.75        $   0.20       $   0.09       $   1.02       $   0.76
                                              ============   ============   ============   ============   ============
Shares used in per share calculation -
   Basic................................          4,707           4,692          4,674          4,652          4,639
                                              ============   ============   ============   ============   ============
Shares used in per share calculation -
   Diluted..............................          4,711           4,721          4,760          4,777          4,639
                                              ============   ============   ============   ============   ============



                                                                            SEPTEMBER 30,
                                                  1999           1998           1997           1996           1995
                                              ------------   ------------   ------------   ------------   ------------
                                                                           (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and short-term
  investments...........................      $  6,403        $  6,333       $  2,896        $  9,528        $13,699
Working capital.........................        22,973          18,949         17,308          17,736         18,783
Property, plant and equipment, net......         8,582           9,584          9,380           8,703          4,096
Total assets............................        44,420          39,357         39,441          45,252         31,556
Current portion of long-term debt.......           304             579            852             923            415
Long-term debt, less current portion....           722           1,103          1,293           1,467            825
Shareholders' equity....................        32,657          29,315         28,031          27,583         22,760


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and process and preparation equipment.

     The ownership structure of the Company's European operations is held through its wholly-owned domestic subsidiary, Key Technology Holdings U.S.A., LLC. Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings U.S.A., LLC and in turn owns KEY/Superior B.V. In fiscal 1998, KEY/Superior B.V. was formed through the merger of Key Technology B.V. and Superior B.V., Suplusco Holding B.V.'s former subsidiaries. Suplusco Holding B.V. and its subsidiary are located in Beusichem, The Netherlands. Additionally, the Company has a wholly-owned foreign sales corporation (FSC) subsidiary, Key Technology FSC, Inc., through the maintenance of which a portion of the Company's domestically originated foreign trade income is exempt from tax at the corporate level.

RESULTS OF OPERATIONS

     For the fiscal years ended September 30, 1999, 1998 and 1997, the Company's net sales were $68.0 million, $53.1 million, and $57.3 million, respectively. Net sales in fiscal 1999 increased by 28% compared to fiscal 1998. The increased sales in fiscal 1999 resulted principally from a $6.6 million or 30% increase in specialized conveying systems followed by a 228% increase in process and preparation systems and a 42% increase in service/contracts and parts. Sales of automated inspection systems increased by 4% in fiscal 1999 compared to fiscal 1998. The increases in sales during fiscal 1999 for both the specialized conveying systems and the process and preparation systems resulted principally from sales of larger "turn-key" processing line systems. These turn-key processing lines incorporate the Company's conveying and processing systems together with other third-party supplied equipment into entire processing lines. The increase in sales of service/contracts and parts in fiscal 1999 compared to 1998 was principally the result of the introduction early in fiscal 1999 of a new multi-level service product offering named UpTime. The increase in sales of automated inspection systems resulted principally from increased sales of AccuScan(R) and ADR systems, partially offset by decreased sales of Tegra systems. Sales of automated inspection systems to European and other international customers increased by 77%.

     Net sales in fiscal 1998 decreased by 7% compared to fiscal 1997. The decreased sales in fiscal 1998 resulted principally from a 14% decrease in specialized conveying systems followed by a 59% decrease in process and preparation equipment, partially offset by a 5% increase in automated inspection systems and an 11% increase in service/contracts and parts sales. The decrease in specialized conveying systems and other processing equipment occurred principally from decreased sales of these products to domestic customers compared to 1997. The increase in sales in 1998 of automated inspection systems resulted principally from increased sales of ADR systems and, to a lesser amount, increased sales of pharmaceutical systems partially offset by a decrease in total Tegra sales for the period compared to fiscal 1997. The decrease in total sales volume of the Company's Tegra automated inspection systems in fiscal 1998 was due principally to decreased sales of monochromatic Tegra systems, which were partially offset by increased sales of color and multi-spectral systems.

     The majority of the Company's Tegra sales are for systems configured with color cameras, which the Company believes provides superior detection of defects in most applications. The Company continues to develop new applications utilizing the Tegra system as a technology platform. It believes that systems configured with color and multi-spectral cameras will result in growth in automated inspection system revenues in fiscal 2000 as the advantages of this technology become more widely known and as sales to more recently developed application market niches increase.

     Export and foreign sales accounted for 46%, 37% and 32% of total net sales in fiscal 1999, 1998 and 1997, respectively. The largest market for such foreign sales in each if the three fiscal years was to European customers. Sales in fiscal 1999 to European customers and to customers in other foreign markets increased by 47% and 82 %, respectively, over the prior year.

     Gross profit was 38%, 36% and 31% of sales in fiscal 1999, 1998 and 1997, respectively. The gross margin improvement, as a percentage of net sales in fiscal 1999 compared to fiscal 1998, benefited from improved margins in the automated inspection and specialized conveying systems and in service contracts, partially offset by decreased gross margins in process and preparation systems. Automated inspection system gross margins, as a percent of sales, improved six percentage points, principally the result of a 41% decrease in warranty costs. Improved specialized conveying system gross margins benefited principally from a decrease in manufacturing overhead resulting from increased production volumes between the two comparable periods. The gross margins for service contracts also improved principally as a result of decreased overhead expenses as a percentage of revenues, which increased significantly in fiscal 1999 compared to 1998. Process and preparation system revenues in fiscal 1999 included a variety of third-party supplied equipment and installation services which were sold at very low margins as components of larger processing lines. During fiscal 1999, the third-party supplied products accounted for approximately $3.1 million of the $5.5 million in total net sales of process and preparation systems and were the principal cause of the decrease in gross margins for that product group. Sales of this product group during 1998 were $1.7 million and included minimal third-party supplied products. The improved gross profit margin, as a percentage of net sales in fiscal 1998 compared to fiscal 1997, resulted principally from a shift in product mix toward higher margin products combined with improved margins in most product groups. The improved gross margin in 1998 also benefited from decreased warranty and installation expenses and decreased manufacturing labor and other manufacturing costs as percentages of sales.

     Operating expenses increased to $21.0 million in fiscal 1999 from $18.1 million in fiscal 1998 and from $17.6 million in fiscal 1997 and represented 31%, 34% and 31% of net sales in each such year, respectively. The Company expects that, as a percentage of net sales, total operating expenses in fiscal 2000 should be reasonably close to that experienced in fiscal 1999.

     Selling and marketing expenses were $11.1 million in fiscal 1999, $8.0 million in fiscal 1998 and $8.1 million in fiscal 1997, and represented 16%, 15% and 14% of net sales in each such year, respectively. In fiscal 1999, selling and marketing expenses increased 39% compared to 1998, resulting principally from increased commission expenses related to the higher level of product sales combined with an increased volume and percentage of those sales sold through outside representatives to whom the Company pays higher commission rates, increased staffing costs and increased advertising and product promotion expenses. Selling and marketing expenses in fiscal 1998 decreased compared to fiscal 1997 principally as a result of decreased commission expenses related to a lower level of product sales combined with a decreased volume and percentage of those sales sold through outside representatives. The effect of the decreased commission expenses were partially offset by increased product promotion and advertising expenses in fiscal 1998 compared to 1997. The Company expects to continue to devote additional resources in fiscal 2000 to expand its selling efforts and market presence, both domestically and internationally.

     Research, development and engineering expenses decreased in fiscal 1999 to $4.3 million from $4.8 million in fiscal 1998 and $4.4 million in fiscal 1997, and represented 6%, 9% and 8% of net sales in each such year, respectively. Research and development expenses in fiscal 1999 decreased by approximately 10% compared to 1998 principally as a result of in increased level of engineering costs charged to cost of sales as a direct result of the increased sales volume, particularly in the Company's SCS business unit. However, research and development expenses related to new product development projects increased by 7% in fiscal 1999 compared to 1998 as a result of activities devoted to developing a new fourth generation ADR product and new specialized conveying system products. The increase in research and development expenses in fiscal 1998 compared to 1997 resulted from activities to extend the capabilities of Tegra into other applications and markets, such as coffee and tobacco, and in the development of a new product for the potato industry. Additional research and development expenditures were incurred in 1998 in the development of an adaptation of the Company's Vis/IR (multi-spectral) scanning cameras that simultaneously uses visible and infrared illumination for detecting defects in french fries while ignoring the potato skin. The Company expects that research and development expenses in fiscal 2000 may increase moderately compared to fiscal 1999. Activities in fiscal 2000 will focus on continuing to extend the capabilities and applications of the technologies contained in Tegra, completing the development of the fourth generation ADR product for the potato industry and continuing to develop new specialized conveying system products. The Company also expects to invest research funds in new technologies related to the quality and safety of foods in the meat and poultry processing and fresh-cut produce markets.

     General and administrative expenses increased to $5.6 million in fiscal 1999 from $5.2 million in fiscal 1998 and $5.1 million in fiscal 1997, and represented 8%, 10% and 9% of net sales in each such year, respectively. During fiscal 1999, general and administrative expenses increased approximately 6% compared to fiscal 1998 due principally to increased incentive compensation related to the Company's increased level of profitability and increased consulting and professional service expenses, partially offset by decreased costs for doubtful accounts receivable. General and administrative expenses increased very modestly in fiscal 1998 compared to the prior fiscal year principally as a result of expenses related to consulting and training services to improve the Company's processes and product reliability. The Company expects that general and administrative expenses in fiscal 2000 may increase moderately compared to fiscal 1999.

     Other income and expense includes interest income and expense, royalty income and other income from miscellaneous sources. Net interest income in fiscal 1999 was $210,000 compared to $88,000 in fiscal 1998 and $34,000 in 1997.
Increased interest earnings on increased balances of funds invested in cash equivalents and short-term investments and decreased long-term debt resulted in the increased net interest income in fiscal 1999 compared to fiscal 1998 and 1997. During fiscal 1999, the Company received royalty payments of $77,000 compared to total royalty income of $62,000 in fiscal 1998. In fiscal 1997, royalty income totaled $225,000, which included $125,000 as part of an agreement to sell certain equipment to one customer, pursuant to which the Company may receive royalty payments through 2001.

     The Company's effective income tax rate was 31.6%, 33.5%, and 32.0% for fiscal 1999, 1998 and 1997, respectively.

     Net earnings after tax were $3.5 million in fiscal 1999 compared to $925,000 in fiscal 1998 and $422,000 in fiscal 1997. Basic and diluted net earnings per share were $0.75, $0.20 and $0.09 in fiscal years 1999, 1998 and 1997, respectively. The increase in net earnings in fiscal 1999 compared to 1998 resulted principally from the increased gross margins due to the increased level of sales, decreased warranty expenses, and decreased manufacturing costs as a percentage of sales. The increased gross margin in fiscal 1999 was partially offset by increased selling and marketing and general and administrative expenses compared to fiscal 1998. In spite of decreased sales volume in fiscal 1998 compared to 1997, net earnings in fiscal 1998 improved over the prior year due to increases in gross margin resulting principally from a shift in product mix toward higher margin products, improved margins in most product groups, decreased warranty and installation expenses, and decreased manufacturing labor and other manufacturing costs as percentages of sales.

LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1999, net cash provided by operating activities totaled $1.9 million compared to $5.1 million provided by operating activities in fiscal 1998 and net cash used totaling $3.9 million in fiscal 1997. During fiscal 1999, cash used due to an increase in accounts receivable totaled $3.8 million and resulted principally from an increase in sales volume, compared to cash provided by a decrease in accounts receivable totaling $1.6 million during fiscal 1998, due principally to a decrease in sales volume and improved accounts receivable management. Accounts receivable balances during fiscal 1997 increased, and cash decreased, by $73,000. Operating activities during 1999 utilized $2.1 million in cash to fund an increase in inventory compared to $1.2 million provided in 1998 from a decrease in inventories and the use of $360,000 to fund an increase in inventories in 1997. Increases in trade accounts payable, accrued payroll liabilities and accrued income taxes, partially offset by a decrease in accrued customer support and warranty costs, provided cash during fiscal 1999 totaling $2.0 million. By comparison, the Company used cash during fiscal 1998 and 1997 in the amounts of $846,000 and $4.0 million, respectively, to decrease trade accounts payable balances and accrued customer support and warranty costs and to pay accrued income taxes and certain accrued payroll liabilities which had been accrued in previous fiscal years.

     Net cash resources from investing activities totaling $1.3 million, $2.0 million and $2.5 million were used to fund the acquisition of capital equipment during 1999, 1998 and 1997, respectively. At September 30, 1999, the Company had no material commitments for capital expenditures. During fiscal 1998, the Company received net cash resources totaling $653,000 from the sale of a previously vacated facility. Cash flows were used in 1999 to purchase short-term investments in the net amount of $984,000 compared to no such investments in 1998 and compared to the liquidation of short-term investments in the net amount of $6.1 million used to partially fund the Company's operating requirements in fiscal 1997.

     The Company's cash flows from financing activities were affected by the repayment of long-term debt during fiscal 1999, 1998 and 1997 totaling $539,000, $904,000 and $1.6 million, respectively. Separately, cash flows from the issuance of long-term debt totaled $409,000 and $1.3 million in fiscal 1998 and 1997, respectively. There were no such proceeds from the issuance of long-term debt in fiscal 1999. Proceeds from the issuance of common stock under the Company's employee stock option and stock purchase plans during fiscal 1999, 1998 and 1997 totaled $77,000, $137,000 and $239,000, respectively.

     The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. The Company also maintains a credit facility with a Dutch bank providing for operating lines of credit totaling up to approximately $728,000, which are available to the Company's subsidiaries in the Netherlands. At September 30, 1999, the Company had no borrowings under either of these credit facilities.

     The Company's operating, investing and financing activities during fiscal 1999 resulted in decreases in cash and cash equivalents totaling $914,000 compared to increases totaling $3.4 million in 1998 and decreases in 1997 totaling $562,000. The balance of cash and cash equivalents totaled $5.4 million, $6.3 million and $2.9 million at the end of fiscal 1999, 1998 and1997, respectively. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.
YEAR 2000 CONVERSION

     The Company has substantially completed an enterprise-wide program to prepare its computer systems, applications and products for the year 2000 date conversion. The Company has incurred internal staff costs as well as consulting expenses, investments in capital equipment and other remediation expenditures related to enhancements necessary to achieve a year 2000 date conversion with no effect on customers or disruption to business operations. The total cost of compliance and its effect on the Compan s future results of operations continues to be determined as a part of the detailed and on-going compliance-planning program. Management currently believes that total expenditures for the Company's year 2000 compliance program will range between $200,000 and $225,000, including both capital equipment and operating expense. Expenditures through September 30, 1999 totaled approximately $183,000.

     The Company's year 2000 assessment program that addresses internal issues for its domestic operations was substantially completed by January 1999. Based on the assessment program, management believes that the year 2000 date conversion related to internal issues poses only a low level of risk. The Company's European operation's year 2000 assessment and compliance program was substantially completed by September 30, 1999. The Company also expects to continue its assessment of external issues related to suppliers, customers, utilities and other third parties. These activities are expected to continue throughout calendar 1999 and beyond, as applicable. The Company assigns a higher level of risk to such issues since they are outside of its immediate control.

     The Company has identified its supplier base as a primary third-party risk element. In that regard, management has assessed the year 2000 compliance status of the sources of supply for its raw material and purchased component inventories. This assessment has indicated that the Company may need to purchase and stockpile selected inventory components, as a contingency measure, in advance of their typical delivery lead times. Although the ultimate requirements for, and value of, such advance inventory purchases will be subject to a number of factors, management currently estimates that it has placed orders with its vendors for inventory valued in a range of $650,000 to $750,000. Delivery of these inventory items is expected during the first quarter of fiscal 2000 prior to December 31, 1999. The Company also has issued purchase orders for additional inventory in the approximate amount of $350,000 which will be stocked and maintained by selected key vendors as buffer contingency stock.

     The Company has developed contingency plans to assure the uninterrupted date rollover and integrity of its computer information systems, the maintenance of its facilities and equipment in the event of year 2000 utility outages or severe weather conditions and the provision of emergency maintenance support services to the Company's customers. The Company expects to implement other contingency plans as the requirements for such plans are identified. The costs, if any, for any additional contingency plans which the Company may identify are expected to be incremental to the Company's estimated year 2000 compliance program expenditures.

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

     The terms of sales to European and other international customers of products manufactured by the Company's domestic operations have typically been denominated in U.S. dollars, although exceptions do occur on an individual case basis. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue substantially in their present form. However the Company does expect to increasingly price and denominate its products sold to European customers in euros. For sales transactions between international customers and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At September 30, 1999, the Company was not a party to any currency hedging transaction. The Company does not believe that it should experience a material effect on its business as a result of the euro conversion which would be inherently different than risks that currently exist.

     The terms of sales to European customers by KEY/Superior, the Company's European subsidiary, are typically denominated in either Dutch guilders or the respective legacy currencies of its customers. KEY/Superior's information systems software currently accommodates such multiple currency transactions and is expected to integrate euro denominated transactions with relatively minor difficulty. The Company's European subsidiary began implementing a conversion of its business systems to the euro concurrent with the start of the Company's fiscal 2000 year, well before the January 1, 2002 deadline.

     The Company's European subsidiaries maintain long-term credit facilities with a Dutch bank and also long-term facility and equipment leases, all of which currently specify periodic debt service or lease payments denominated in Dutch guilders. It is the Company's current understanding that no modifications to these agreements will be required since the guilder to euro conversion rate has been fixed and no other changes are expected in the other terms of the respective agreements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are not material.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Title                                                                          Page
         -----                                                                          ----

         Independent Auditors' Report.............................................       19

         Consolidated Balance Sheets at September 30, 1999 and 1998...............       20

         Consolidated Statements of Earnings for the three years ended
            September 30, 1999....................................................       21

         Consolidated Statements of Shareholders' Equity for the three years
            ended September 30, 1999..............................................       22

         Consolidated Statements of Cash Flows for the three years ended
            September 30, 1999....................................................       23

         Notes to Consolidated Financial Statements...............................       25

         Supplementary Data.......................................................       34


INDEPENDENT AUDITORS' REPORT





Board of Directors and Shareholders
Key Technology, Inc.
Walla Walla, Washington


We have audited the accompanying consolidated balance sheets of Key Technology, Inc. and subsidiaries as of September 30, 1999 and 1998, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE LLP

Portland, Oregon
November 3, 1999



KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998
(IN THOUSANDS, EXCEPT SHARES)
--------------------------------------------------------------------------------------
ASSETS                                                            1999          1998

CURRENT ASSETS:
 Cash and cash equivalents                                     $ 5,419       $ 6,333
 Short-term investments                                            984           -
 Trade accounts and notes receivable, net                       10,762         7,051
 Inventories                                                    14,618        12,683
 Deferred income taxes                                           1,182         1,205
 Prepaid expenses                                                1,049           616
                                                             -----------   -----------

           Total current assets                                 34,014        27,888

PROPERTY, PLANT, AND EQUIPMENT, Net                              8,582         9,584

DEFERRED INCOME TAXES                                              207            18

GOODWILL AND OTHER INTANGIBLES, Net                              1,617         1,867
                                                             -----------   -----------

TOTAL                                                          $44,420       $39,357
                                                             ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                              $ 2,753       $ 2,471
 Accrued payroll liabilities and commissions                     3,801         2,146
 Accrued customer support and warranty costs                       797         1,043
 Income tax payable                                                507           279
 Other accrued liabilities                                       1,344         1,029
 Customers' deposits                                             1,535         1,392
 Current portion of long-term debt                                 304           579
                                                             -----------   -----------

          Total current liabilities                             11,041         8,939

LONG-TERM DEBT                                                     722         1,103

COMMITMENTS AND CONTINGENCIES (Note 7)                              -            -

SHAREHOLDERS' EQUITY:
 Preferred stock - no par value; 5,000,000 shares authorized;
   none issued and outstanding                                      -            -
 Common stock - no par value; 15,000,000 shares authorized;
   4,713,995 and 4,701,502 issued and outstanding
   1999 and 1998, respectively                                   9,183         9,106
 Retained earnings                                              23,938        20,409
 Accumulated comprehensive loss                                   (464)         (200)
                                                             -----------   -----------
   Total shareholders' equity                                   32,657        29,315
                                                             -----------   -----------

TOTAL                                                          $44,420       $39,357
                                                             ===========   ===========


                 See notes to consolidated financial statements.
                                        20



KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF EARNINGS
THREE YEARS ENDED SEPTEMBER 30, 1999
(IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------

                                                       1999         1998         1997

NET SALES                                           $68,028      $53,133      $57,268

COST OF SALES                                        42,281       33,838       39,451
                                                  -----------  -----------  -----------

     Gross profit                                    25,747       19,295       17,817
                                                  -----------  -----------  -----------

OPERATING EXPENSES:
 Selling                                             11,125        8,025        8,104
 Research and development                             4,347        4,846        4,417
 General and administrative                           5,550        5,214        5,127
                                                  -----------  -----------  -----------

      Total operating expenses                       21,022       18,085       17,648
                                                  -----------  -----------  -----------

INCOME FROM OPERATIONS                                4,725        1,210          169
                                                  -----------  -----------  -----------


OTHER INCOME (EXPENSE):
 Royalty income                                          77           62          225
 Interest income                                        318          227          280
 Interest expense                                      (108)        (139)        (246)
 Other, net                                             149           29          191
                                                  -----------  -----------  -----------

       Total other income - net                         436          179          450
                                                  -----------  -----------  -----------

Earnings before income taxes                          5,161        1,389          619

Income tax expense                                    1,632          464          197
                                                  -----------  -----------  -----------

NET EARNINGS                                        $ 3,529      $   925      $   422
                                                  ===========  ===========  ===========

EARNINGS PER SHARE - Basic                          $  0.75      $  0.20      $  0.09
                                                  ===========  ===========  ===========

EARNINGS PER SHARE - Diluted                        $  0.75      $  0.20      $  0.09
                                                  ===========  ===========  ===========

SHARES USED IN PER SHARE CALCULATION - Basic          4,707        4,692        4,674
                                                  ===========  ===========  ===========

SHARES USED IN PER SHARE CALCULATION - Diluted        4,711        4,721        4,760
                                                  ===========  ===========  ===========


                 See notes to consolidated financial statements.
                                       21


KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 1999
(DOLLARS IN THOUSANDS)
-----------------------------------------------------------------------------------------------------
                                               COMMON STOCK
                                           ----------------------              ACCUMULATED
                                                                    RETAINED  COMPREHENSIVE
                                               SHARES      AMOUNT   EARNINGS   INCOME (LOSS)  TOTAL
                                            -----------   --------  ---------    --------   ---------
Balance at October 1, 1999                    4,657,822    $8,730    $19,062     $ (209)     $27,583

Components of comprehensive income:
 Net earnings                                                            422                     422
 Comprehensive loss - foreign currency
  translation adjustment, net of tax                                               (213)        (213)
                                                                                            ---------

     Total comprehensive income                                                                  209
                                                                                            ---------

Issuance of common stock upon
 exercise of stock options                       20,425       149         -          -           149

Issuance of stock for Employee
 Stock Purchase Plan                              6,199        90         -          -            90
                                            -----------   --------  ---------    --------   ---------

Balance at September 30, 1997                 4,684,446     8,969     19,484       (422)      28,031

Components of comprehensive income:
 Net earnings                                                            925                     925
 Comprehensive income  - foreign currency
  translation adjustment, net of tax                                                222          222
                                                                                            ---------

     Total comprehensive income                                                                1,147
                                                                                            ---------

Issuance of common stock upon
 exercise of stock options                        6,475        51         -          -            51

Issuance of stock for Employee
 Stock Purchase Plan                             10,581        86         -          -            86
                                            -----------   --------  ---------    --------   ---------

Balance at September 30, 1998                 4,701,502     9,106     20,409       (200)      29,315

Components of comprehensive income:
 Net earnings                                                          3,529                   3,529
 Comprehensive loss - foreign currency
  translation adjustment, net of tax                                               (264)        (264)
                                                                                            ---------

     Total comprehensive income                                                                3,265
                                                                                            ---------

Issuance of common stock upon
 exercise of stock options                          100         1         -          -             1

Issuance of stock for Employee
 Stock Purchase Plan                             12,393        76         -          -            76
                                            -----------   --------  ---------    --------   ---------

Balance at September 30, 1999                 4,713,995    $9,183    $23,938      $(464)     $32,657
                                            ===========   ========  =========    ========   =========


                 See notes to consolidated financial statements.
                                       22



KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 1999
(IN THOUSANDS)
-----------------------------------------------------------------------------------------------------

                                                                 1999          1998            1997

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                $  3,529       $    925       $    422
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Foreign exchange gain                                         (58)           (61)           (44)
    Depreciation and amortization                               2,371          2,187          2,145
    Deferred income taxes, net                                    (30)             7           (557)
    Deferred rent                                                  42             50             70
    Bad debt expense                                             (117)           156            181
 Changes in assets and liabilities:
  Trade accounts and notes receivable                          (3,768)         1,626            (73)
  Inventories                                                  (2,125)         1,230           (360)
  Prepaid expenses                                               (452)             1            106
  Goodwill and other intangibles                                 -                 6             83
  Accounts payable                                                354            (85)        (2,301)
  Accrued payroll liabilities and commissions                   1,665           (194)          (919)
  Accrued customer support and warranty costs                    (246)           (86)          (242)
  Income taxes payable                                            256           (481)          (562)
  Other accrued liabilities                                       280           (121)           (60)
  Customers' deposits                                             189            (64)        (1,648)
  Other liabilities                                              -              -              (121)
                                                           ------------   ------------   ------------

          Cash provided by (used in) operating activities       1,890          5,096         (3,880)
                                                           ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities of short-term investments, net                       (984)          -             6,070
 Proceeds from sale of property                                  -               653           -
 Purchases of property, plant, and equipment, net              (1,338)        (2,032)        (2,526)
                                                           ------------   ------------   ------------

          Cash provided by (used in) investing activities      (2,322)        (1,379)         3,544
                                                           ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                            77            137            239
 Payments on long-term debt                                      (539)          (904)        (1,608)
 Proceeds from issuance of long-term debt                        -               409          1,312
                                                           ------------   ------------   ------------

          Cash used in financing activities                      (462)          (358)           (57)
                                                           ------------   ------------   ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (20)            78           (169)
                                                           ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                 $   (914)        $3,437          ($562)


                                                                     (Continued)

                 See notes to consolidated financial statements.
                                       23



KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 1999
(AMOUNTS IN THOUSANDS)
----------------------------------------------------------------------------------------------------

                                                                1999           1998           1997

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                  $ (914)        $3,437         $ (562)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   6,333          2,896          3,458
                                                          ------------   ------------   ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $5,419         $6,333         $2,896
                                                          ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
  Cash paid during the year for interest                      $  148         $  256         $  240
  Cash paid during the year for income taxes                   1,408            800          1,266

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
  Equipment obtained through capital leases                   $  -           $  -           $   51



                                                                     (Concluded)


                 See notes to consolidated financial statements.
                                       24

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

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

      CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with original maturities of 90 days or less at date of acquisition to be cash equivalents. The Company invests from time-to-time in short-term investments which consist primarily of bankers acceptances and commercial paper with original maturities of greater than 90 days and less than one year. These short-term investments are typically held to maturity and the carrying value approximates fair value.

      INVENTORIES are stated at the lower of cost (first-in, first-out method) or market.

      PROPERTY, PLANT, AND EQUIPMENT are recorded at cost and depreciated over estimated useful lives on the straight-line method. The range in lives for the assets is as follows:
                                                                          YEARS
                                                                         -------

          Buildings and improvements                                     7 to 40
          Manufacturing equipment                                        7 to 10
          Office equipment, furniture, and fixtures                       3 to 7

      GOODWILL AND OTHER INTANGIBLES - Goodwill is amortized over 10 years. Patent costs are amortized over the estimated useful lives of the related patents or 17 years, whichever is shorter. Management periodically evaluates the recoverability of goodwill and other intangibles based upon current and anticipated net income and undiscounted future cash flows. Amortization of goodwill and other intangibles was $237,000, $237,000, and $244,000 for the years ended September 30, 1999, 1998, and 1997, respectively.

      ACCRUED CUSTOMER SUPPORT AND WARRANTY COSTS - The Company provides customer support services consisting of installation and training to its customers. The Company also provides a warranty on its products for one year following the date of shipment. Management establishes the reserve for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience and estimates such costs for related new products where experience is not available. The provision of customer support and warranty costs is charged to cost of sales at the time such costs are known or estimable.

      INCOME TAXES - Deferred income taxes are provided for the effects of temporary differences arising from differences in the reporting of revenues and expenses for financial statement and income tax purposes under the asset and liability method using currently enacted tax rates.

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

      EARNINGS PER SHARE - Basic earnings per share ("EPS") has been computed by dividing net income by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net income by the weighted average common and common equivalent shares outstanding during each period using the treasury stock method, if the common equivalent shares were not antidilutive. The difference between the basic and diluted weighted average shares is due to common stock equivalent shares resulting from outstanding stock options and warrants. Net income for the calculation of both basic and diluted EPS is the same for each period presented. The calculation of the weighted average outstanding shares is as follows (in thousands):

                                                                1999        1998        1997

         Weighted average shares outstanding - basic           4,707       4,692       4,674
         Common stock options and warrants                         4          29          86
                                                             -------     -------     -------

         Weighted average shares outstanding - diluted         4,711       4,721       4,760
                                                             =======     =======     =======


      Options to purchase 509,183 shares were outstanding as of September 30, 1999, but were not included in the computation of diluted EPS for the year then ended because the options' exercise prices were greater than the average market price of the common stock. These options expire on dates beginning February 2003 through May 2009.

      For the years ended September 30, 1998 and 1997, options for 467,250 and 172,100 shares, respectively, of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock.


      FUTURE ACCOUNTING CHANGES - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of this statement has been postponed by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. SFAS No. 137, has postponed implementation of SFAS No. 133 until fiscal year ending September 30, 2002. Currently, this statement is not applicable under the Company's current operating condition.

3.    TRADE ACCOUNTS AND NOTES RECEIVABLE

      Trade accounts and notes receivable consist of the following (in thousands):

                                                                                         SEPTEMBER 30,
                                                                                 --------------------------
                                                                                     1999           1998

         Trade accounts and notes receivable                                       $11,098         $7,657
         Allowance for doubtful accounts                                              (336)          (606)
                                                                                 -----------    -----------
            Total trade accounts and notes receivable, net                         $10,762         $7,051
                                                                                 ===========    ===========

4.    INVENTORIES

      Inventories consist of the following (in thousands):

                                                                                         SEPTEMBER 30,
                                                                                 --------------------------
                                                                                     1999           1998

         Purhased components and raw materials                                     $ 6,202         $4,726
         Sub-assemblies                                                              1,851          2,054
         Work-in-process                                                             3,481          3,299
         Finished goods                                                              3,084          2,604
                                                                                 -----------    -----------

                 Total inventories                                                 $14,618        $12,683
                                                                                 ===========    ===========

5.    PROPERTY, PLANT, AND EQUIPMENT

      Property, plant, and equipment consist of the following (in thousands):

                                                                                         SEPTEMBER 30,
                                                                                 --------------------------
                                                                                     1999           1998

         Land                                                                      $   230       $    252
         Buildings and improvements                                                  3,233          2,422
         Manufacturing equipment                                                     9,223          8,956
         Office equipment, furniture, and fixtures                                   8,012          7,022
         Building improvements and equipment purchases in process                      106          1,178
                                                                                 -----------    -----------
                                                                                    20,804         19,830
         Accumulated depreciation                                                  (12,222)       (10,246)
                                                                                 -----------    -----------

                Total property, plant, and equipment - net                         $ 8,582        $ 9,584
                                                                                 ===========    ===========


6.    FINANCING AGREEMENTS

      The Company has a domestic credit accommodation with a commercial bank which provides for an unsecured operating line up to $4,000,000, at the bank's prime interest rate (8.25% at September 30, 1999) less 1/4%. This accommodation expires February 1, 2000. At September 30, 1999 and 1998, the Company had no borrowings under the domestic operating line. The domestic credit accommodation contains covenants which require certain levels of tangible equity and working capital and ratios of current assets to current liabilities and debt to equity. The Company was in compliance with all such covenants.

      The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit up to 1.5 million guilders or approximately $728,000 at an interest rate of 4.75%. Collateral for this credit facility is certain receivables and inventories of the Company's Dutch subsidiaries and a guarantee provided by the Company. At September 30, 1999 and 1998, there were no borrowings outstanding.

      Long-term debt consists of the following (in thousands):
                                                                                                 SEPTEMBER 30,
                                                                                          ---------------------------
                                                                                              1999           1998
     Note payable, interest rate of 6%, due in quarterly principal and interest installments through October 2006, secured by certain
       land and buildings.                                                                  $  563        $   702

     Note payable, interest rate of 5.625%, due in quarterly principal and
       interest installments through October 2001, secured by receivables.                     218            345

     Note payable, interest rate of 7%, due in annual principal and interest
       installments through July 1999, secured by letter of credit.                            -              218

     Unsecured borrowing through assignment of lease with limited
       recourse through July 2001.                                                             222            332

     Equipment note payable, interest rate of 4.9%, due in monthly principal and interest installments through April 1999, secured by
       certain office equipment.                                                               -               48

     Other capital leases, interest rates of 6% and 11%, due in monthly principal and interest installments through December 2001 and March
       2002, respectively, secured by certain office equipment.                                 23             37
                                                                                          ----------     ----------

                                                                                             1,026          1,682
     Current portion                                                                          (304)          (579)
                                                                                          ----------     ----------

          Total long-term debt                                                              $  722        $ 1,103
                                                                                          ==========     ==========

     Principal payments on long-term debt are as follows (in thousands):

          YEAR ENDING
         SEPTEMBER 30,
         -------------

             2000                                                                                         $   304
             2001                                                                                             286
             2002                                                                                             106
             2003                                                                                              78
             2004                                                                                              78
          Thereafter                                                                                          174

                     Total                                                                                $ 1,026

      Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 1999 approximates carrying value.


7.    LEASES

      The Company has agreements with the Port of Walla Walla to lease two operating facilities which expire in 2010. The Company currently has the option to purchase the land and plant under one of the agreements. The purchase price is determined by reducing the original plant construction costs of approximately $8,800,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease. The Company has leased an operating facility in The Netherlands, which expires in 2008.

      Rental expense for the Company's operating leases referred to above was $1,133,000 for the year ended September 30, 1999, $1,061,000 for the year ended September 30, 1998, and $925,000 for the year ended September 30, 1997.

      The following is a schedule of future minimum rental payments required under the operating leases and future rental expense (in thousands):


           YEAR ENDING                              RENTAL          RENTAL
          SEPTEMBER 30,                            PAYMENTS         EXPENSE
          -------------                           ---------        --------

             2000                                 $  1,088         $  1,120
             2001                                    1,087            1,114
             2002                                    1,098            1,114
             2003                                    1,122            1,114
             2004                                    1,148            1,114
          Thereafter                                 6,759            6,278
                                                  ---------        --------

                        Total                     $ 12,302         $ 11,854
                                                  =========        ========

8.    INCOME TAXES

      The provision for income taxes consists of the following (in thousands):

                                               YEAR ENDED SEPTEMBER 30,
                                        -------------------------------------
                                             1999         1998         1997

              Current:
               Federal                    $ 1,520        $ 415        $ 680
               State                          142           42           74
                                        -----------   ----------   ----------

                                            1,662          457          754
                                        -----------   ----------   ----------

              Deferred:
               Federal                        (32)           8         (505)
               State                            2           (1)         (52)
                                        -----------   ----------   ----------

                                              (30)           7         (557)
                                        -----------   ----------   ----------

                     Total                $ 1,632        $ 464        $ 197
                                        ===========   ==========   ==========

      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                              SEPTEMBER 30,
                                                         -----------------------
                                                           1999           1998
         Deferred tax asset:
          Reserves and accruals                           $1,659         $1,510
         Deferred tax liability:
          Accumulated depreciation                          (270)          (287)
                                                         ---------     ---------

                Net deferred tax asset                    $1,389        $ 1,223
                                                         =========     =========



         Deferred tax:
          Current asset                                   $1,182        $ 1,205
          Long-term asset                                    207             18
                                                         ---------     ---------

                Net deferred tax asset                    $1,389        $ 1,223
                                                         =========     =========


      Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory rates is as follows:

                                                                         YEAR ENDED SEPTEMBER 30,
                                                                 ------------------------------------
                                                                     1999         1998        1997

         Statutory rates                                             34.0%        34.0%       34.0%
         Increase (reduction) in income taxes resulting from:
           FSC commissions                                           (5.0)        (6.8)       (3.7)
           FSC tax                                                    1.7          2.4         1.9
           R&D credit                                                 -            -         (11.3)
           State income taxes, net of federal benefit                 1.8          1.9         2.4
           Other permanent differences                                0.8          2.5         6.9
           Other                                                     (1.7)        (0.5)        1.8
                                                                 ----------   ----------   ----------

                  Income tax combined effective rate                 31.6%        33.5%       32.0%
                                                                 ==========   ==========   ==========

9.    SHAREHOLDERS' EQUITY

      EMPLOYEE STOCK PURCHASE PLAN - Effective February 6, 1996, the Company adopted an Employee Stock Purchase Plan (the "Plan"). Most employees are eligible to participate in the Plan. Shares are not available to employees who already own 5% or more of the Company's stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares. The purchase price is 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Plan. During the years ended September 30, 1999, 1998 and 1997, the Company issued 12,393, 10,581, and 6,199 shares, respectively, under the Plan.

      EMPLOYEES' STOCK OPTION PLAN - Under the 1996 Employees' Stock Option Plan (the "1996 Plan"), eligible employees may receive either incentive stock options or nonstatutory stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant. The option price is determined to be fair market value at date of grant. The following table summarizes activity under this Plan:

                                                      OUTSTANDING OPTIONS
                                                --------------------------------
                                                                      WEIGHTED
                                                                       AVERAGE
                                                   NUMBER OF            PRICE
                                                    SHARES            PER SHARE


         Balance at September 30, 1996              336,683             $15.37
           Options granted                          148,450             $17.20
           Options exercised                        (20,425)             $7.28
           Options forfeited                         (1,375)            $14.52
                                                --------------

         Balance at September 30, 1997              463,333             $16.31
           Options granted                          156,200             $11.77
           Options exercised                         (6,475)             $7.79
           Options forfeited                        (10,275)            $17.92
                                                --------------

         Balance at September 30, 1998              602,783             $15.19
           Options granted                           45,000              $8.23
           Options exercised                           (100)             $7.00
           Options forfeited                        (91,700)            $16.09
                                                --------------

         Balance at September 30, 1999              555,983             $14.48
                                                ==============

      At September 30, 1999, the total of number shares reserved for option exercises was 698,983, of which 143,000 were available for grant. At September 30, 1999, options for 320,780 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 1998, the total number of shares reserved for option exercises was 699,083, of which 96,300 were available for grant. At September 30, 1998, options for 240,568 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30 1997, options for 137,308 shares were exercisable at prices from $7.00 to $23.25 per share.

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

      The Company has elected to account for its stock-based compensation plans under APB 25. The Company has computed, for pro forma disclosure purposes, the value of all stock and stock options granted under the Employee Stock Purchase Plan and the 1996 Employees' Stock Option Plan during 1999, 1998, and 1997 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for the years ended September 30, 1999, 1998, and 1997:
                                                     1999      1998       1997

         Risk-free interest rate                     5.0 %     5.0 %      5.5 %
         Expected dividend yield                       0 %       0 %        0 %
         Expected lives                             6 years   6 years    6 years
         Expected volatility                          66 %      62 %       61 %

      Using the Black-Scholes methodology, the total value of stock options granted during 1999, 1998, and 1997 was $225,000, $1,097,000, and
      $1,525,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted under the 1996 Employees' Stock Option Plan during 1999, 1998, and 1997 was $5.28 per share, $7.27 per share, and $10.64 per share, respectively.

      The total compensatory value of stock purchased under the Employee Stock Purchase Plan during 1999, 1998, and 1997 was $13,000, $15,000, and
      $16,000, respectively. The weighted average fair value of the stock purchased during 1999, 1998, and 1997 was $1.08 per share, $1.42 per share, and $2.63 per share, respectively.

      If the Company had accounted for its 1996 Plan and Employee Stock Purchase Plan in accordance with SFAS No. 123, the Company's net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):


                                                YEAR ENDED                    YEAR ENDED                     YEAR ENDED
                                            SEPTEMBER 30, 1999            SEPTEMBER 30, 1998             SEPTEMBER 30, 1997
                                       ---------------------------    ---------------------------    ---------------------------
                                         AS REPORTED   PRO FORMA        AS REPORTED   PRO FORMA        AS REPORTED   PRO FORMA

        Net earnings (loss)                $ 3,529      $ 2,633           $  925       $  186            $  422       $  (104)
        Earnings (loss) per share -
           basic and diluted               $  0.75      $  0.56           $ 0.20       $ 0.04            $ 0.09       $ (0.02)

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to October 1, 1995, and additional awards are anticipated in future years.

      The following table summarizes information about stock options outstanding at September 30, 1999:

                            OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
     -----------------------------------------------------------------   --------------------------
                                             WEIGHTED
                                              AVERAGE        WEIGHTED                    WEIGHTED
          RANGE OF                           REMAINING        AVERAGE     NUMBER OF       AVERAGE
          EXERCISE             NUMBER       CONTRACTUAL      EXERCISE      SHARES        EXERCISE
           PRICES           OUTSTANDING     LIFE (YEARS)      PRICE      EXERCISABLE       PRICE

      $ 7.00 - $10.00         150,433            5.1        $  8.37        115,433       $  8.41
      $10.01 - $15.00         149,500            8.3          11.70         44,872         11.54
      $15.01 - $20.00         136,250            7.5          17.17         70,625         17.13
      $20.01 - $23.25         119,800            6.6          22.55         89,850         22.55
     ------------------   ---------------   ------------   -----------   ------------   -----------

      $ 7.00 - $23.25         555,983            6.9        $ 14.48        320,780       $ 14.73
     ==================   ===============   ============   ===========   ============   ===========


10.   EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions up to 2% of each participating employee's compensation. The Company contributed $200,000, $222,000, and $247,000 in matching funds to the plan for the years ended September 30, 1999, 1998, and 1997, respectively.

      The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. Profit sharing plan expense was $506,000 for the year ended September 30, 1999. There was no profit sharing plan expense for the years ended September 30, 1998 and 1997.

      The Company had a phantom stock plan for certain key employees and the Company's estimated purchase price of the phantom stock units was included in other liabilities. No additional awards of phantom stock units could occur and final settlement occurred in fiscal 1998. The Company paid zero, $46,000, and $75,000 in settlement of certain phantom stock unit awards during the years ended September 30, 1999, 1998, and 1997, respectively.

11.   SEGMENT  INFORMATION

      The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, as of the fiscal year ended September 30, 1999. The Company's business units serve customers in its primary market - the food processing and agricultural products industry - through common sales and distribution channels. Therefore, the Company reports on one segment. The following is information about products and services (in thousands).

                                                                         YEAR ENDED SEPTEMBER 30,
                                                               ---------------------------------------
                                                                   1999           1998           1997

       Net sales by product category:
         Automated inspection systems                            $22,342        $21,388        $20,400
         Specialized conveying systems                            28,422         21,807         25,366
         Process and preparation systems                           5,528          1,687          4,068
         Service/contracts and parts                              11,736          8,251          7,434
                                                               ----------     ----------     ----------

            Total net sales by product category                  $68,028        $53,133        $57,268
                                                               ==========     ==========     ==========


      The following is information about geographic areas:
                                                                         YEAR ENDED SEPTEMBER 30,
                                                               ---------------------------------------
                                                                   1999           1998           1997

       Net sales:
         Domestic                                                $37,026        $33,306        $39,196
         International                                            31,002         19,827         18,072
                                                               ----------     ----------     ----------

            Total net sales                                      $68,028        $53,133        $57,268
                                                               ==========     ==========     ==========

       Long-lived assets
         Domestic                                                $ 6,192        $ 6,852        $ 7,708
         International                                             4,007          4,599          3,774
                                                               ----------     ----------     ----------

            Total long-lived assets                              $10,199        $11,451        $11,482
                                                               ==========     ==========     ==========

      During 1999, net sales to one major customer amounted to approximately 11% of total net sales. No single customer accounted for more than 10% of net sales during the years ended September 30, 1998 and 1997.

      During 1999, net sales to various customers in Canada accounted for approximately 11% of total net sales. During 1998, net sales to various customers in The Netherlands accounted for approximately 11% of total net sales. No single international country accounted for more than 10% of net sales during the year ended September 30, 1997. Location of the customer is the basis for identification of net sales.

      International long-lived assets are located in The Netherlands.

12.   ROYALTY INCOME

      As part of a settlement agreement entered into during 1997, the Company may receive royalty payments through 2001 related to the sale of certain equipment to a selected market. The payment may be reduced by a percentage of the purchases of equipment from the Company by the other party. The Company recognized royalty income from this agreement of $26,000, $7,000, and $125,000 during the years ended September 30, 1999, 1998, and 1997, respectively.

                                   * * * * * *



SUPPLEMENTARY DATA

      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following is a summary of operating results by quarter for the years ended September 30, 1999 and 1998 (in thousands, except per share data):

       1999 QUARTER ENDED                DECEMBER 31,   MARCH 31,    JUNE 30,   SEPTEMBER 30,   TOTAL

       Net sales                           $14,819      $15,676      $15,836       $21,697    $68,028
       Gross profit                          5,390        5,752        6,874         7,731     25,747
       Net earnings                            424          547        1,196         1,362      3,529
       Net earnings per share - basic
         and diluted                          0.09         0.12         0.25          0.29       0.75


       1998 QUARTER ENDED                DECEMBER 31,   MARCH 31,    JUNE 30,   SEPTEMBER 30,   TOTAL

       Net sales                           $12,758      $13,187      $14,431       $12,757    $53,133
       Gross profit                          4,556        5,040        5,497         4,202     19,295
       Net earnings (loss)                     174          346          621          (216)       925
       Net earnings (loss) per share -
         basic and diluted                    0.04         0.07         0.13         (0.05)      0.20



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     There is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1999.


ITEM 11. EXECUTIVE COMPENSATION.

     There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     There is hereby incorporated by reference the information under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

                                                                            PAGE
                                                                            ----
(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:


      1. FINANCIAL STATEMENTS:

         Reference is made to Part II, Item 8, for a listing of required financial statements filed with this report.......................  18

      2. FINANCIAL STATEMENT SCHEDULES:

         Financial statement schedules are omitted because they are not applicable or the required information is included in the accompanying consolidated financial statements or notes thereto.

      3. EXHIBITS:

         (3)    Articles of Incorporation and Bylaws

                (3.1)     Restated Articles of Incorporation (filed as Exhibit
                          3.1 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                (3.2) Restated Bylaws, as amended (filed as Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1993 and incorporated herein by reference)

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

                (10.5)* Registrant's 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                (10.6)* Registrant's 401(k) Profit Sharing Plan dated May 11, 1992 (filed as Exhibit 10.6 to Amendment No. 1 to Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                (10.7)* Registrant's Restated Phantom Stock Plan, as amended (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                (10.8) License Agreement effective July 1, 1992 between Registrant and Simco/Ramic Corporation (filed as
                          Exhibit 10.8 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                (10.9)* Registrant's Restated 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995 and incorporated herein by reference)
               (10.10)* Registrant's 1996 Employees' Stock Option Plan (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
               (10.11)* Registrant's 1996 Employees Stock Purchase Plan (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
               (10.12) Lease Agreement dated April 18, 1996 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996 and incorporated herein by reference)
               (10.13) Business Loan Agreement dated as of January 25, 1999 between Registrant and U.S. Bank National Association (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 14, 1999 and incorporated herein by reference)




          (21)    List of Subsidiaries

          (23)    Consent of Deloitte & Touche LLP

          (99)    Forward-Looking Statement Risk and Uncertainty Factors


          ---------------------------
          *    Management contract or compensatory plan or arrangement.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  KEY TECHNOLOGY, INC.

                              By:  /s/  Thomas C. Madsen
                                 -----------------------------------------------
                                   Thomas C. Madsen
                                   President and Chief Executive Officer

                              By:  /s/  Steven D. Evans
                                 -----------------------------------------------
                                   Steven D. Evans
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

December 16, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Harold R. Frank                                                       December 16, 1999
--------------------------------------------------------------------
Harold R. Frank, Director

/s/  Thomas C. Madsen                                                      December 16, 1999
--------------------------------------------------------------------
Thomas C. Madsen, Director, President and Chief Executive Officer

/s/  John E. Pelo                                                          December 16, 1999
--------------------------------------------------------------------
John E. Pelo, Director

/s/  Edfred L. Shannon, Jr.                                                December 16, 1999
--------------------------------------------------------------------
Edfred L. Shannon, Jr. Director

/s/  Peter H. van Oppen                                                    December 16, 1999
--------------------------------------------------------------------
Peter H. van Oppen, Director

/s/  Gordon Wicher                                                         December 16, 1999
--------------------------------------------------------------------
Gordon Wicher, Director

/s/  Steven D. Evans                                                       December 16, 1999
--------------------------------------------------------------------
Steven D. Evans, Vice President of Finance and Administration and
                 Chief Financial Officer (Principal Financial and
                 Accounting Officer)

                              KEY TECHNOLOGY, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

EXHIBIT
 NUMBER                                                                     PAGE
 ------                                                                     ----

  21.1     List of Subsidiaries..........................................    40

  23.1     Consent of Deloitte & Touche LLP..............................    41

  27       Financial Data Schedule.......................................    42

  99.1     Forward-Looking Statement Risk and Uncertainty Factors........    43