Form 10-Q
period 1999-12-31
KEY TECHNOLOGY INC
filed 2000-02-11
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended December 31, 1999

                                       or

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

         The number of shares outstanding of the Registrant's common stock, no par value, on January 31, 2000 was 4,720,460 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 1999
TABLE OF CONTENTS

--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item  1.  Financial statements

          Condensed consolidated balance sheets, December 31, 1999
              (unaudited) and September 30, 1999...............................3
          Condensed unaudited consolidated statements of earnings for the three months ended December 31, 1999 and 1998 ...................4
          Condensed unaudited consolidated statements of cash flows for the three months ended December 31, 1999 and 1998................5
          Notes to condensed unaudited consolidated financial statements.......6


Item  2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................... 7

Item  3.  Quantitative and Qualitative Disclosures About Market Risk..........12


PART II.  OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K....................................12


SIGNATURES....................................................................13

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 (UNAUDITED) AND SEPTEMBER 30, 1999

------------------------------------------------------------------------------------------------------------------------

                                                                         December 31,                 September 30,
                                                                             1999                          1999
                                                                     ----------------------       ----------------------
                                                                                      (in thousands)
                            Assets
----------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                  $ 7,733                      $ 5,419
   Short-term investments                                                       1,496                          984
   Trade accounts receivable, net                                               9,266                       10,762
   Inventories:
         Raw materials                                                          5,139                        6,202
         Work-in-process and sub-assemblies                                     5,688                        5,332
         Finished goods                                                         3,148                        3,084
                                                                             --------                     --------
                 Total inventories                                             13,975                       14,618
   Other current assets                                                         1,949                        2,231
                                                                             --------                     --------
Total current assets                                                           34,419                       34,014
Property, plant and equipment, net                                              8,180                        8,582
Other assets                                                                    1,887                        1,824
                                                                             --------                     --------
        Total                                                                 $44,486                      $44,420
                                                                             ========                     ========



             Liabilities and Shareholders' Equity

----------------------------------------------------------------
Current liabilities:
   Accounts payable                                                           $ 3,325                      $ 2,753
   Accrued payroll liabilities and commissions                                  2,518                        3,801
   Income tax payable                                                             667                          507
   Other accrued liabilities                                                    2,426                        2,141
   Customers' deposits                                                          2,075                        1,535
   Short-term borrowings and debt                                                 297                          304
                                                                             --------                     --------
Total current liabilities                                                      11,308                       11,041
Long-term debt                                                                    611                          722
Total shareholders' equity                                                     32,567                       32,657
                                                                             --------                     --------
        Total                                                                 $44,486                      $44,420
                                                                             ========                     ========



                            See notes to condensed unaudited consolidated financial statements.


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------

                                                                                   1999                  1998
                                                                              ----------------     ----------------
                                                                               (in thousands, except per share data)
Net sales                                                                          $15,079               $14,819
Cost of sales                                                                        9,648                 9,429
                                                                                  --------              --------
Gross profit                                                                         5,431                 5,390
Operating expenses:
   Selling                                                                           2,948                 2,363
   Research and development                                                          1,205                   835
   General and administrative                                                        1,279                 1,575
                                                                                  --------              --------
Total operating expenses                                                             5,432                 4,773
                                                                                  --------              --------
Income (loss) from operations                                                           (1)                  617
Other income                                                                           135                    26
                                                                                  --------              --------
Earnings before income taxes                                                           134                   643
Income tax expense                                                                      44                   219
                                                                                  --------              --------
Net earnings                                                                       $    90               $   424
                                                                                  ========              ========

Net earnings per common share - basic                                              $   .02               $   .09
                                                                                  ========              ========

Net earnings per common share - diluted                                            $   .02               $   .09
                                                                                  ========              ========

Shares used in per share calculation - basic                                         4,714                 4,702
                                                                                  ========              ========

Shares used in per share calculation - diluted                                       4,717                 4,702
                                                                                  ========              ========


                                 See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

------------------------------------------------------------------------------------------------------------------------

                                                                                        1999                  1998
                                                                                   ---------------        --------------
                                                                                              (in thousands)
Net cash provided by (used in) operating activities                                     $3,177               ($1,955)

Cash flows from investing activities:

     Purchase of short-term investments                                                   (512)                   -
     Additions to property, plant and equipment                                           (297)                 (285)
                                                                                       --------              --------
          Net cash used in investing activities                                           (809)                 (285)
                                                                                       --------              --------

Cash flows from financing activities:

     Repayment of long-term debt                                                           (73)                 (101)
     Proceeds from issuance of common stock                                                 19                    21
                                                                                       --------              --------
          Net cash used in financing activities                                            (54)                  (80)
                                                                                       --------              --------

Net increase (decrease) in cash and cash equivalents                                     2,314                (2,320)

Cash and cash equivalents, beginning of the year                                         5,419                 6,333
                                                                                       --------              --------

Cash and cash equivalents, end of period                                                $7,733                $4,013
                                                                                       ========              ========

Supplemental information:
     Cash paid during the period for interest                                           $   18                $   30
     Cash paid (refunded) during the period for income taxes                            $  (84)               $  206


                             See notes to condensed unaudited consolidated financial statements.


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1999. The results of operations for the three-month period ended December 31, 1999 are not necessarily indicative of operating results expected for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 1999 and the results of its operations and its cash flows for the three-month periods ended December 31, 1999 and 1998.

     The balance sheet at September 30, 1999 has been condensed from the audited balance sheet as of that date.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Comprehensive Income

     The Company's consolidated comprehensive income (loss) was ($108,000) and $435,000 for the three months ended December 31, 1999 and 1998, respectively. The differences between the net earnings reported in the consolidated statement of earnings and the consolidated comprehensive net income for the periods consisted of changes in foreign currency translation adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COMMENTS INCLUDED IN THIS DOCUMENT MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS AS TO ANTICIPATED FUTURE RESULTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED OR DISCUSSED HERE. SUCH RISKS AND UNCERTAINTIES ARE DETAILED IN EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC IN DECEMBER 1999 AND ARE INCORPORATED HEREIN BY REFERENCE. THE
COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE UPON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

For the three-month period ended December 31, 1999, net earnings were $90,000 or $.02 per share on net sales of $15.1 million compared $424,000 or $.09 per share on net sales of $14.8 million for the corresponding period in fiscal 1999. Net sales increased approximately 2% due principally to increased sales of spare parts and maintenance services. This increase was partially offset by decreased sales of products in the specialized conveying systems product group to European customers, which had been particularly strong in the corresponding period in fiscal 1999. Sales of automated inspection systems in the first quarter of fiscal 2000 were comparable to the same period last year. Sales to non-European international customers increased by approximately 57% in the first quarter of fiscal 2000 over the same period last year. Automated inspection systems provided a significant contribution to this increase. The Company's current expectation for fiscal 2000 sales growth is in the range of 10% to 15% for its existing products and markets. The Company is actively pursuing an acquisition strategy to augment its expected internal growth rate.

Backlog at December 31, 1999 increased 47% to $11.2 million compared to $7.6 million at the end of the first quarter of fiscal 1999. All product groups, other than spare parts, contributed to the increase in backlog at the end of the most recent quarter. While backlog for the automated inspection systems product group had the largest increase in the more recent period compared to the end of the first quarter of last year, backlog for third party supplied equipment, which typically carries lower margins, also increased significantly.

Gross profit increased by $41,000, or slightly less than 1%, to $5.43 million in the three months ended December 31, 1999 compared to $5.39 million for the first quarter in fiscal 1999. Gross profit contribution decreased to 36.0% of sales during the quarter compared to 36.4% in the corresponding period last year. Compared to the first quarter of fiscal 1999, the modest decrease in gross profit contribution resulted principally from lower margins, as a percentage of sales, for automated inspection systems and spare parts partially offset by improved margins in the specialized conveying systems product line. While total sales of automated inspection systems increased only slightly between the corresponding periods, the mix of Tegra systems sold in the more recent fiscal quarter included an increased volume of monochromatic systems compared to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

the corresponding period last year. Monochromatic systems typically have lower selling prices and gross margins than do color or multi-spectral systems. Gross margins on automated inspection systems and spare parts sold to European customers were also unfavorably affected by a stronger exchange rate for the U.S. dollar relative to the euro, which added price pressures to an increasingly competitive European market. Additionally, gross profit benefited from decreased warranty expenses during the most recent quarter. For fiscal 2000, the Company's objective is to maintain or improve gross margins compared to 38% in fiscal 1999.

Operating expenses were $5.4 million and $4.8 million for the three-month periods ended December 31, 1999 and 1998, respectively. Selling and marketing expenses increased by $585,000 or 25% to $2.9 million principally due to increased product promotion and advertising expenses, staffing expenses and employee benefit costs. The expense levels in research and development increased by 44% between the corresponding periods to $1.2 million. This increase in research and development resulted principally from an increased level of expenses related to the introduction of three new specialized conveying systems and the upcoming introduction of a new optical inspection product for the french fry industry. General and administrative expenses decreased by 19% to $1.3 million and principally reflected the effect of decreased outside consulting services and other expenses related to the Company's European operations and decreased Year 2000 remediation expenses compared to the corresponding period last year. The Company's expectation for fiscal 2000 is that it will invest approximately 29% to 32% of net sales in operating expenses compared to 31% invested in such expenses last year.

As a result of the modest increase in gross profits, offset by the larger increase in operating expenses, the results for the three months ended December 31, 1999 were a loss from operations of $1,000 compared to earnings from operations of $617,000 for the three months ended December 31, 1998. Other income for the most recent quarter increased to $135,000 compared to $26,000 for the same period last year. As a result, the Company realized net earnings of $90,000 compared to net earnings of $424,000 for the three months ended December 31, 1998. Net earnings were 0.6% and 2.9% of net sales in the two periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended December 31, 1999, net cash provided by operating activities totaled $3.2 million compared to net cash used in operating activities totaling $2.0 million in the corresponding period of the prior fiscal year. Decreases of $1.4 million and $516,000 in trade accounts receivable and inventories balances, respectively, were primary contributors to the increase in net cash provided by operating activities during the first quarter of fiscal 2000 compared to the corresponding fiscal 1999 period.

Cash flows from investing activities included $512,000 used to purchase short-term investments during the quarter ended December 31, 1999. No purchases of such short-term investments occurred in the corresponding period in fiscal 1999. Net cash resources totaling $297,000 were also used to fund the acquisition of capital equipment in the most recent quarter compared to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

$285,000 in the corresponding quarter last year. At December 31, 1999, the Company had no material commitments for capital expenditures.

The Company's cash flows from financing activities for the three months ended December 31, 1999 were principally affected by the repayment of long-term debt totaling $73,000 compared to repayment of $101,000 in the corresponding quarter in fiscal 1999. Proceeds from the issuance of common stock during the three-month period in fiscal 2000 under the Company's employee stock option and stock purchase plans totaled $19,000 compared to $21,000 in the corresponding quarter last year.

During the three-month period ended December 31, 1999, working capital increased by $138,000 to $23.1 million from the amount at September 30, 1999. Trade accounts receivable decreased by $1.5 million principally as a result of the collection during the first quarter of fiscal 2000 of the receivables resulting from the record level of shipments experienced in the fourth quarter of fiscal 1999. Inventories decreased by $643,000 principally as a result of decreases in raw material inventories. Current liabilities increased by the net amount of $267,000 during the quarter, including increases of $572,000 in accounts payable, $540,000 in customers' deposits and $445,000 in income taxes payable and other accrued liabilities. The increases in these current liabilities were partially offset by a decrease of $1.3 million in accrued payroll and commission liabilities resulting principally from the payment of profit sharing, management incentive bonuses and commissions incurred in fiscal 1999.

The Company's credit facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At December 31, 1999, the Company had no borrowings under this credit facility. The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $685,000, to the Company's subsidiaries in The Netherlands. At December 31, 1999, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $2.3 million increase in cash and cash equivalents during the three-month period ended December 31, 1999. At the end of the period, the balance of cash and cash equivalents totaled $7.7 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.

YEAR 2000 CONVERSION

The Company successfully completed an enterprise-wide program to prepare its computer systems, applications and products for the year 2000 date conversion with no effect on customers or disruption to business operations. The Company incurred internal staff costs as well as consulting expenses, investments in capital equipment and other remediation expenditures related to enhancements necessary to achieve the year 2000 date conversion totaling

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

approximately $190,000 as of December 31, 1999. Subsequent to the rollover to the year 2000, the Company has experienced a small number of minor year 2000 related issues in a portion of its business computer systems and applications. Management expects that these issues will be successfully remediated with no disruption to business operations, although there can be no assurance that presently undetected year 2000 problems will not arise. Management currently believes that total expenditures for the Company's year 2000 compliance program will range between $200,000 and $210,000, including both capital equipment and operating expense.

During the course of its year 2000 assessment program, the Company identified its supplier base as a primary third-party risk element. In that regard, management assessed the year 2000 compliance status of the sources of supply for its raw material and purchased component inventories. This assessment indicated that the Company should purchase and stockpile selected inventory components, as a contingency measure, in advance of their typical delivery lead times. Consequently, the Company placed orders with its vendors for inventory valued at approximately $750,000. Of this amount, approximately $625,000 had been delivered to the Company as of December 31, 1999. The Company also issued purchase orders for additional inventory in the approximate amount of $350,000 which was to be stocked and maintained by selected key vendors as buffer contingency stock. As of the date of the filing of this document, the Company has experienced no delays or interruptions in deliveries from its supplier base attributable to year 2000 issues.

The Company's year 2000 assessment program included thorough testing of all equipment manufactured by Key Technology that was identified as being potentially affected by the year 2000 rollover. As of the filing date of this document, the Company has received no reports from customers of any year 2000 related problems with Key Technology equipment.

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

The terms of sales to European and other international customers of products manufactured by the Company's domestic operations have typically been denominated in U.S. dollars, although exceptions do occur on an individual case basis. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue substantially in their present form. However, the Company does expect to increasingly price and denominate its products sold to European customers in euros. For sales transactions between international customers and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into currency hedging transactions to minimize such risk. At December 31, 1999, the Company was not a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

party to any currency hedging transaction. The Company does not believe that it should experience a material effect on its business as a result of the euro conversion that would be inherently different than the risks that currently exist.

The terms of sales to European customers by KEY/Superior, the Company's European subsidiary, are typically denominated in either Dutch guilders or the respective legacy currencies of its customers. KEY/Superior's information systems software currently accommodates such multiple currency transactions and is expected to integrate euro denominated transactions with relatively minor difficulty. The Company's European subsidiary began implementing a conversion of its business systems to the euro concurrent with the start of the Company's fiscal year 2000, well before the January 1, 2002 deadline.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposure to such risks is not material.




Part II.  OTHER INFORMATION

ITEM     6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits

                  (27.1)Financial Data Schedule for the three-month period ended December 31, 1999.

         (b)      Report on Form 8-K

                  No Current Reports on Form 8-K were filed during the three months ended December 31, 1999.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KEY TECHNOLOGY, INC.
                                       (Registrant)


Date:  February 11, 2000            /s/ THOMAS C. MADSEN
                                    -------------------------------------
                                    Thomas C. Madsen,
                                    President and Chief Executive Officer



Date:  February 11, 2000            /s/ TED R. SHARP
                                    --------------------------------
                                    Ted R. Sharp,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)