Form 10-Q
period 2000-03-31
KEY TECHNOLOGY INC
filed 2000-05-15
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 2000

                                       or

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


     The number of shares outstanding of the Registrant's common stock, no par value, on April 30, 2000 was 4,722,514 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000
TABLE OF CONTENTS

--------------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item  1.  Financial statements
          Condensed consolidated balance sheets, March 31, 2000 (unaudited)
              and September 30, 1999...........................................3
          Condensed unaudited consolidated statements of earnings for the three months ended March 31, 2000 and 1999.......................4
          Condensed unaudited consolidated statements of earnings for the six months ended March 31, 2000 and 1999.........................5
          Condensed unaudited consolidated statements of cash flows for the six months ended March 31, 2000 and 1999.....................6
          Notes to condensed unaudited consolidated financial statements.......7


Item  2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................... 9


PART II.  OTHER INFORMATION

Item  4.  Submission of Matters to a Vote of Security Holders.................15

Item  6.  Exhibits and Reports on Form 8-K....................................15



SIGNATURES....................................................................17

EXHIBIT INDEX.................................................................18

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2000 (UNAUDITED) AND SEPTEMBER 30, 1999

---------------------------------------------------------------------------------------------------------------------

                                                                           March 31,               September 30,
                                                                             2000                      1999
                                                                     ----------------------    ----------------------
                                                                                     (in thousands)
                            Assets

----------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                    $ 6,351                     $ 5,419
  Short-term investments                                                         2,485                         984
  Trade accounts receivables, net                                               11,939                      10,762
  Inventories:
     Raw materials                                                               4,694                       6,202
     Work-in-process and sub-assemblies                                          5,625                       5,332
     Finished goods                                                              2,753                       3,084
                                                                                ------                      ------
        Total inventories                                                       13,072                      14,618
  Other current assets                                                           1,935                       2,231
                                                                                ------                      ------
Total current assets                                                            35,782                      34,014
Property, plant and equipment, net                                               8,073                       8,582
Other assets                                                                     2,125                       1,824
                                                                                ------                      ------
     Total                                                                     $45,980                     $44,420
                                                                                ======                      ======
             Liabilities and Shareholders' Equity
----------------------------------------------------------------
Current liabilities:
  Accounts payable                                                             $ 3,166                     $ 2,753
  Accrued payroll liabilities and commissions                                    3,191                       3,801
  Income tax payable                                                             1,058                         507
  Other accrued liabilities                                                      1,989                       2,141
  Customers' deposits                                                            2,559                       1,535
  Short-term borrowings and debt                                                   291                         304
                                                                                ------                      ------
Total current liabilities                                                       12,254                      11,041
Long-term debt                                                                     510                         722
Total shareholders' equity                                                      33,216                      32,657
                                                                                ------                      ------
     Total                                                                     $45,980                     $44,420
                                                                                ======                      ======



                                  See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------


                                                                                   2000                  1999
                                                                              ----------------     ----------------
                                                                              (in thousands, except per share data)
Net sales                                                                          $17,081               $15,676
Cost of sales                                                                       10,637                 9,924
                                                                                    ------                ------
Gross profit                                                                         6,444                 5,752
Operating expenses:
  Selling                                                                            2,791                 2,368
  Research and development                                                           1,199                 1,246
  General and administrative                                                         1,353                 1,422
                                                                                    ------                ------
Total operating expenses                                                             5,343                 5,036
                                                                                    ------                ------
Income from operations                                                               1,101                   716
Other income                                                                           144                    97
                                                                                    ------                ------
Earnings before income taxes                                                         1,245                   813
Income tax expense                                                                     411                   266
Net earnings                                                                       $   834               $   547
                                                                                    ======                ======

Net earnings per common share - basic                                              $   .18               $   .12
                                                                                    ======                ======

Net earnings per common share - diluted                                            $   .18               $   .12
                                                                                    ======                ======

Shares used in per share calculation - basic                                         4,721                 4,705
                                                                                    ======                ======

Shares used in per share calculation - diluted                                       4,721                 4,706
                                                                                    ======                ======








                                  See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------


                                                                                   2000                 1999
                                                                              ----------------     ----------------
                                                                              (in thousands, except per share data)
Net sales                                                                          $32,160               $30,495
Cost of sales                                                                       20,285                19,353
                                                                                    ------                ------
Gross profit                                                                        11,875                11,142
Operating expenses:
  Selling                                                                            5,739                 4,731
  Research and development                                                           2,404                 2,081
  General and administrative                                                         2,632                 2,997
                                                                                    ------                ------
Total operating expenses                                                            10,775                 9,809
                                                                                    ------                ------
Income from operations                                                               1,100                 1,333
Other income                                                                           279                   123
                                                                                    ------                ------
Earnings before income taxes                                                         1,379                 1,456
Income tax expense                                                                     455                   485
                                                                                    ------                ------
Net earnings                                                                       $   924               $   971
                                                                                    ======                ======

Net earnings per common share - basic                                              $   .20               $   .21
                                                                                    ======                ======

Net earnings per common share - diluted                                            $   .20               $   .21
                                                                                    ======                ======

Shares used in per share calculation - basic                                         4,717                 4,703
                                                                                    ======                ======

Shares used in per share calculation - diluted                                       4,720                 4,703
                                                                                    ======                ======







                                  See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999

-------------------------------------------------------------------------------------------------------------------


                                                                                        2000                  1999
                                                                                   ---------------        --------------
                                                                                               (in thousands)
Net cash provided by operating activities                                             $ 3,573                 $  683

Cash flows from investing activities:

   Sale of short-term investments                                                       1,000                      -
   Purchase of short-term investments                                                  (2,501)                     -
   Additions to property, plant and equipment                                            (771)                  (586)
                                                                                        -----                  -----
      Net cash used in investing activities                                            (2,272)                  (586)
                                                                                        -----                  -----

Cash flows from financing activities:

   Repayments of long-term debt                                                          (145)                  (201)
   Proceeds from issuance of common stock                                                  63                     39
                                                                                        -----                  -----
      Net cash used in financing activities                                               (82)                  (162)
                                                                                        -----                  -----

Effect of exchange rates on cash                                                         (287)                    15
                                                                                        -----                  -----

Net increase (decrease) in cash and cash equivalents                                      932                    (50)

Cash and cash equivalents, beginning of the period                                      5,419                  6,333
                                                                                        -----                  -----

Cash and cash equivalents, end of period                                              $ 6,351                 $6,283
                                                                                        =====                  =====

Supplemental information:
      Cash paid during the period for interest                                        $    39                 $   68
      Cash paid (refunded) during the period for income taxes                        ($    46)                $  503






                                  See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1999 and the Company's reports on Form 8-K filed since that date. The results of operations for the three- and six-month periods ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2000 and the results of its operations for the three- and six-month periods ended March 31, 2000 and 1999 and its cash flows for the six-month periods ended March 31, 2000 and 1999.

     The balance sheet at September 30, 1999 has been condensed from the audited balance sheet as of that date.


2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.


3.   Comprehensive income

     The Company's consolidated comprehensive income was $604,000 and $308,000 for the three months ended March 31, 2000 and 1999, respectively, and $496,000 and $743,000 for the six months ended March 31, 2000 and 1999, respectively. The differences between the net earnings reported in the consolidated statement of earnings and the consolidated comprehensive net income for the periods consisted of changes in foreign currency translation adjustments.

4.   Future accounting changes

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

--------------------------------------------------------------------------------

     HEDGING  ACTIVITIES-DEFERRAL  OF THE EFFECTIVE  DATE OF FASB  STATEMENT NO.
     133. SFAS No. 137, has postponed implementation of SFAS No. 133 until fiscal year ending September 30, 2002. Currently, this statement is not applicable to the Company.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which the Company is required to adopt in the third quarter of fiscal year 2000. The Company believes that the effect, if any, of the adoption of this standard will not be material to the Company's consolidated financial position, results of operations or cash flows.


5.   Use of estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


6.   Acquisition

     On February 15, 2000, the Company announced an Agreement and Plan of Merger with Advanced Machine Vision Corporation ("AMVC") under which AMVC will become a wholly-owned subsidiary of Key Technology. Consideration in the merger consists of cash, newly issued Series B and Series C convertible preferred stock and warrants to purchase Company common stock. The issuance of the new Company securities is subject to approval by the Company's shareholders and the merger agreement is subject to approval by the holders of AMVC's common and preferred stock, which will be solicited at special shareholder meetings expected to be held in July 2000. On March 3, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission related to this merger. On April 24, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission related to an agreement with the holder of AMVC preferred stock. Reference is made to the these reports for additional information related to the merger and agreement.

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

ACQUISITION OF ADVANCED MACHINE VISION CORPORATION
--------------------------------------------------

On February 15, 2000, Key Technology (the "Company") announced an Agreement and Plan of Merger with Advanced Machine Vision Corporation ("AMVC") wherein KTC Acquisition Corp, an Oregon corporation and wholly-owned subsidiary of the Company, will merge with and into AMVC, after which AMVC will become a wholly-owned subsidiary of the Company. AMVC is comprised of two subsidiaries--SRC VISION, Inc. and Ventek, Inc. SRC VISION, located in Medford, Oregon and Eindhoven, the Netherlands, designs and manufactures machine vision systems for the food, agricultural, plastics, tobacco, and pulp wood industries. Ventek, located in Eugene, Oregon, designs and assembles machine vision systems for automated inspection and process control in the plywood and wood panel industries. Consideration in the merger consists of cash, newly issued Series B and Series C convertible preferred stock and warrants to purchase Company common stock. The issuance of the new Company securities is subject to approval by the Company's shareholders and the merger agreement is subject to approval by the holders of AMVC's common and preferred stock, which will be solicited at special shareholder meetings expected to be held in July 2000. On March 3, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission related to this merger. On April 24, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission related to an agreement with the sole holder of AMVC preferred stock. Reference is made to the these reports for additional information related to the merger and agreement.

The Company expects that the transaction will be accretive to earnings in fiscal 2001. The Company anticipates that approximately $4-5 million in direct cost reductions can be achieved after the merger through reductions in combined manufacturing costs, combined sales and marketing efforts, elimination of redundancies in research and development, and reduction of general and administrative expenses.

The AMVC merger is consistent with the Company's strategy for growth through acquisitions of companies which bring complementary products which can be exploited through the application of the Company's core skills in distribution, marketing, new product development, manufacturing and business systems.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

For the three-month period ended March 31, 2000, net earnings increased by 53% to $834,000 or $.18 per share on net sales of $17.1 million compared to net earnings of $547,000 or $.12 per share on net sales of $15.7 million for the comparable period in fiscal 1999. Net earnings were 4.9% and 3.5% of net sales in the two periods, respectively. For the six months ended March 31, 2000, the Company's operating activities resulted in net income of $924,000, or $.20 per share, on net sales of $32.2 million compared to net income of $971,000, or $.21 per share, on net sales of $30.5 million for the corresponding period in fiscal 1999.

THREE MONTHS. Net sales increased approximately $1.4 million or 9% in the three-month period ended March 31, 2000 compared to the corresponding period in fiscal 1999. The increase in net sales between the two periods resulted principally from increased sales in the automated inspection system, parts and service and specialized conveying system product groups, partially offset by decreased sales of processing equipment. The Company continues to receive requests to supply turn-key processing lines which include automated inspection systems and significant components of the Company's specialized conveying systems and processing equipment, together with other third-party supplied equipment. Sales of automated inspection systems resulted principally from shipments of the Company's Tegra(R) sorting systems.

Orders for the second quarter of fiscal 2000 totaled $18.6 million, a decrease of 20% from the record $23.1 for the corresponding period in fiscal 1999. The orders and resulting backlog of the fiscal 1999 second quarter included an order of approximately $7 million from one customer.

The order receipt activity in the most recent quarter was well-rounded, with systems order volume being essentially equal between automated inspection systems and specialized conveying systems. Orders for the Tegra product line were quite strong compared with the same period of last year, while orders for the ADR product line were well off of fiscal 1999 activity. During the second quarter of fiscal 2000, the Company introduced the ADR(R)4, an automated inspection system designed to remove defects and optimize fry length in frozen french fry processing. The first production unit of the ADR4 has been installed at a major North American potato processor and is running with excellent results and positive feedback from the customer. It is anticipated that as a result of proven field performance, customer orders for this new product will be received during the third and fourth quarters of fiscal 2000.

As a result of comparatively lower orders and stronger shipment activity, backlog at the end of the second quarter was $12.6 million, a 15% decrease from the $14.9 million in backlog of the corresponding point one year ago. Automated inspection system backlog represented about 36% of the total backlog at the more recent quarter-end, somewhat higher than one year ago. The backlog at March 31, 1999 included an order of approximately $7 million from one customer.

Gross profit contribution for the three-month period ended March 31, 2000 increased to $6.4 million compared to $5.8 million in last year's second quarter as a result of increased sales volume between the periods. The gross profit rate as a percentage of sales increased slightly to 38% of sales

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

in the more recent period from 37% of sales in the corresponding fiscal quarter last year. The increase in gross margin as a percentage of sales was due principally to the shift in product mix to an increased volume of higher margin automated inspection equipment. Gross profit margins for the period were negatively affected by the sale of third-party supplied equipment which carries lower "pass-through" margins and increased installation and warranty costs for the increased volume of automated inspection units sold.

Operating expenses were $5.3 million in the three-month period ended March 31, 2000 compared to $5.0 million for the three-month period ended March 31, 1999. Selling expenses increased by 18%, or $423,000 to $2.8 million in the more recent period due principally to increased investment in new product promotions, commissions and expanded sales coverage in Europe and Latin America. The increase in commission expense related to the higher level of product sales, combined with an increased volume of those sales sold through outside representatives to whom the Company pays higher commission rates. General and administrative expenses were $1.4 million in both quarters. Research and development expenses were also approximately level at $1.2 million in both quarters. Management expects that expenditures for research and development and for general and administrative expenses over the next several quarters will generally remain consistent with the levels experienced in the second quarter of the current fiscal year. For the fiscal quarter ended March 31, 2000, other income was $144,000 compared to $97,000 for the corresponding period in fiscal 1999.


SIX MONTHS. Net sales for the six-month period ended March 31, 2000 increased 6% to a record $32 million from $30.5 million in the comparable period last year. The increase in net sales resulted principally from increased sales of parts and service, and automated inspection products. Decreased sales of specialized conveying systems products in the European market offset increases in that product line in other parts of the world. Based upon the results of the most recent six-month period, current sales expectations and the acquisition of AMVC, the Company expects to achieve its objective of 15% to 20% growth in net sales for fiscal 2000 over fiscal 1999.

For the six months ended March 31, 2000, gross profit increased by $733,000, or 7%, to $11.9 million, or 36.9% of net sales, compared to $11.1 million, or 36.5% of net sales, in the six months ended March 31, 1999. Gross profit contribution during the six-month period ended March 31, 2000 increased over the corresponding period in 1999 due principally to the shift in product mix to higher margin optical inspection systems, somewhat offset by sales of lower margined third-party equipment provided through turn-key projects. Gross margin for the six-month period ended March 31, 2000 benefited from a 18% decrease in warranty costs compared to the corresponding period in fiscal 1999, even though sales increased between the respective periods. This benefit was offset by the effect of the lower margin third-party supplied equipment, increased installation costs and increased inventory write-off due to anticipated inventory obsolescence for phased-out products or components when compared to the same period a year ago.

The results of operations of the Company are affected by changes in the relative value of the U.S. dollar in international markets, as well as other factors, when competing with suppliers of similar

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

equipment, both in the U.S. and abroad. During the six-month period ended March 31, 2000, the relative strength of the U.S. dollar was most notable in European markets. As measured against the dollar, the euro and the Dutch guilder have each lost nearly 12% of their value respectively during the six-month period. As a result of the stronger dollar, the Company's products have become more expensive on a relative basis to foreign customers. Additionally, foreign competitors doing business in the United States can compete on a price basis more aggressively without eroding their own profit margins.

The Company has been successful in price competitive situations with U.S. dollar denominated sales throughout its served markets. However, the continued strength of the dollar has limited the Company's ability to offer competitive pricing while maintaining target margins for sales denominated in currencies other than dollars. Additionally, certain competitors have offered unusual pricing and terms to selected customers in an effort to recapture market share gained by the Company in previous quarters. Total European bookings for the six-month period ended March 31, 2000 decreased 5% when compared to the same period of last year, with a larger decrease in automated inspection systems offset by an increase in specialized conveying systems being manufactured by the Company's European subsidiary.

While the long-term view of the Company looks toward success of its products through superior performance, reliability and other product differentiation, the Company is committed to maintaining market share in Europe in the short term. The result may be an erosion of margins on product sales into that market. For fiscal 2000, the Company's objective is to achieve a gross profit margin of at least 39% of net sales compared to 37.8% in fiscal 1999. The expected improvement in gross profit margin is due principally to increased manufacturing efficiencies anticipated from increased sales for the remainder of fiscal 2000 compared to fiscal 1999.

Total operating expenses increased by $966,000 to $10.8 million in the six-month period ended March 31, 2000 from $9.8 million in the comparable period of the previous fiscal year. The increase in operating expenses was principally as a result of increased selling costs, followed by increased research and development expenses, which were partially offset by decreased general and administrative expenditures. The Company continues to maintain as its objective for fiscal 2000 to invest approximately 29% to 32% of net sales in operating expenses compared to 34% invested in such expenses during the first six months of fiscal 2000 and 32% invested in such expenses for the comparable period last year. The Company expects operating expenses for the remainder of fiscal 2000 to be lower as a percentage of anticipated higher sales for the second half of the year. For the six-month period ended March 31, 2000, other income was $279,000 compared to other income of $123,000 for the corresponding period in fiscal 1999 principally as a result of increased net interest income. Interest income increased as a result of increased cash, cash equivalents and short term investments, while interest expense decreased between the corresponding periods.

Net income for the six months ended March 31, 2000 was $924,000 compared to a net income of $971,000 for the corresponding period in fiscal 1999. The principal reason for the decrease in net income for the more recent period was the increase in operating expense described above. Net income was 2.9% and 3.2% of net sales in the two periods, respectively.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Net cash provided by operating activities during the six-month period ended March 31, 2000, totaled $3.6 million compared to net cash provided by operating activities totaling $683,000 in the corresponding period in fiscal 1999. During the six-month period ended March 31, 2000, working capital increased by $555,000 to $23.5 million. Trade accounts receivable increased by the net amount of $1.4 million, principally as a result of a high level of shipments at the end of the period. Inventories decreased by $1.5 million, again primarily as a result of the increased product sales late in the second fiscal quarter. Trade accounts payable increased by $413,000 as the result of the timing of payments for general operating commitments during the period. Accrued payroll and commission liabilities decreased by $610,000 due principally to payment of commissions on a large project which had been accrued prior to the period, and deposits from customers increased by $1 million.

Cash flows from investing activities for the six-month period ended March 31, 2000 included the use of cash to purchase net short-term investments of $1.5 million and to fund the acquisition of capital equipment of $771,000 compared to $586,000 expended for capital equipment in the corresponding period last year. At March 31, 2000, the Company had no material commitments for capital expenditures.

The Company's cash flows from financing activities for the six months ended March 31, 2000 were principally affected by repayments of $145,000 in long-term debt compared to a net decrease of $201,000 in total consolidated long-term debt during the first six months of fiscal 1999. Proceeds from the issuance of common stock during the most recent six-month period under the Company's employee stock option and stock purchase plans totaled $63,000.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.0 million. At March 31, 2000, the Company had no borrowings under this credit facility. The line of credit is subject to an annual renewal and was extended in January 2000, in March 2000 and again in April 2000 pending approval of a larger borrowing arrangement to facilitate the pending acquisition of AMVC. The line of credit under the most recent extension of terms remains unsecured and provides for interest at one-quarter percent below the bank's prevailing prime rate of interest.

The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $625,000, to the Company's subsidiaries in the Netherlands. At March 31, 2000, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $932,000 increase in cash and cash equivalents during the six-month period ended March 31, 2000. At the end of the period, the balance of cash and cash equivalents totaled $6.4 million. The Company believes that its cash and cash equivalents, cash generated from operations, available borrowings under its operating lines

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

of credit and pending borrowing arrangements will be sufficient to provide for its working capital needs and to fund its planned acquisition and future growth.

THE EURO CONVERSION
-------------------

On January 1, 1999, certain member countries of the European Union, including the Netherlands, established fixed conversion rates between their existing sovereign (legacy) currencies and the euro, leading to the adoption of the euro by these countries as their common legal currency. Key Technology's European subsidiary's information system currently accommodates multiple currency transactions

The terms of sales to European customers are either denominated in euros, dollars, Dutch guilders or the respective legacy currencies of the customer. For sales transactions between international customers and Key Technology's domestic operations which are denominated in currencies other than U.S. dollars, Key Technology assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At March 31, 2000, Key Technology was not a party to any currency hedging transaction.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------

Part II.  OTHER INFORMATION

Item     4.  Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on February 23, 2000. Voting common shareholders took the following actions at the meeting:

         1. The shareholders voted to elect the following nominees to the Company's Board of Directors:
                                                 Votes                Votes
                                                  For               Abstaining
                                            ----------------    ----------------
               Harold R. Frank                 4,137,984              9,584
               Michael L. Shannon              3,960,928            186,640

             There were no broker non-votes.

             Other directors whose terms of office as a director continue after the meeting are as follows:

               John E. Pelo
               Peter H. van Oppen
               Thomas C. Madsen
               Gordon Wicher

         2. The shareholders voted to ratify management's selection of independent auditors for the 2000 fiscal year by the affirmative vote of 4,137,389 shares, with 6,070 shares voting against the proposal and 4,109 shares abstaining. There were no broker non-votes.


Item     6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             (27.1) Financial Data Schedule for the six-month period ended March 31, 2000.

         (b) Reports on Form 8-K

             The following reports on Form 8-K were filed.

             1. Registrant's Form 8-K dated February 15, 2000 and filed with the Securities and Exchange Commission on March 3, 2000 disclosing the Agreement and Plan of Merger among the Company, KTC Acquisition Corp, an Oregon corporation and wholly-owned subsidiary of the Company, and Advanced Machine Vision Corporation, a California corporation.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------

             2. Registrant's Form 8-K dated April 24, 2000 and filed with the Securities and Exchange Commission on May 5, 2000 disclosing an agreement with FMC Corporation, the sole holder of AMVC's preferred stock.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KEY TECHNOLOGY, INC.
                                       (Registrant)


Date:  May 15, 2000               By   /s/ THOMAS C. MADSEN
                                    --------------------------------------------
                                    Thomas C. Madsen,
                                    President and Chief Executive Officer



Date:  May 15, 2000               By   /s/ TED R. SHARP
                                    --------------------------------------------
                                    Ted R. Sharp,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2000

--------------------------------------------------------------------------------

EXHIBIT INDEX

Exhibit                                                                              Page
-------                                                                              ----

27.1  Financial Data Schedule for the six-month period ended March 31, 2000...........19