Form 10-Q
period 2000-06-30
KEY TECHNOLOGY INC
filed 2000-08-14
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2000

                                       or

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

                  ---------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -------    -------


      The number of shares outstanding of the Registrant's common stock, no par value, on July 31, 2000 was 4,731,568 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2000
TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item  1.    Financial statements
            Condensed unaudited consolidated balance sheets, June 30, 2000 and September 30, 1999.........................................3
            Condensed unaudited consolidated statements of earnings for the three months ended June 30, 2000 and 1999 ......................4
            Condensed unaudited consolidated statements of earnings for the nine months ended June 30, 2000 and 1999 .......................5
            Condensed unaudited consolidated statements of cash flows for the nine months ended June 30, 2000 and 1999...................6
            Notes to condensed unaudited consolidated financial statements.....7


Item  2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11


PART II.  OTHER INFORMATION

Item  6.    Exhibits and Reports on Form 8-K..................................16


SIGNATURES....................................................................17

EXHIBIT INDEX.................................................................18

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2000 AND SEPTEMBER 30, 1999

--------------------------------------------------------------------------------

                                                                     June 30,               September 30,
                                                                      2000                     1999
                                                                 ---------------           ---------------
                                                                              (in thousands)
                  Assets
--------------------------------------------
Current assets:
   Cash and cash equivalents                                         $5,325                   $ 5,419
   Short-term investments                                               991                       984
   Trade accounts receivable, net                                    10,607                    10,762
   Inventories:
         Raw materials                                                5,223                     6,202
         Work-in-process and sub-assemblies                           5,490                     5,332
         Finished goods                                               3,270                     3,084
                                                                    ---------                 ---------
                 Total inventories                                   13,983                    14,618
   Other current assets                                               1,750                     2,231
                                                                    ---------                 ---------
Total current assets                                                 32,656                    34,014
Property, plant and equipment, net                                    8,406                     8,582
Patents, net                                                          5,458                       556
Goodwill and other intangibles, net                                   2,121                     1,268
                                                                    ---------                 ---------
        Total                                                       $48,641                   $44,420
                                                                    =========                 =========

   Liabilities and Shareholders' Equity
--------------------------------------------
Current liabilities:
   Accounts payable                                                 $ 3,123                   $ 2,753
   Accrued payroll liabilities and                                    3,157                     3,801
   Income tax payable                                                   507                       507
   Other accrued liabilities                                          2,161                     2,141
   Customers' deposits                                                1,849                     1,535
   Short-term borrowings and debt                                     1,485                       304
                                                                    ---------                 ---------
Total current liabilities                                            12,282                    11,041
Long-term debt                                                          477                       722
Deferred income taxes                                                 1,396                       -
Total shareholders' equity                                           34,486                    32,657
                                                                    ---------                 ---------
        Total                                                       $48,641                   $44,420
                                                                    =========                 =========

       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------


                                                                      2000                      1999
                                                                  ------------               -----------
                                                                   (in thousands, except per share data)

Net sales                                                           $16,819                   $15,836
Cost of sales                                                         9,896                     8,962
                                                                    ---------                 ---------
Gross profit                                                          6,923                     6,874
Operating expenses:
   Selling                                                            2,870                     2,892
   Research and development                                           1,046                     1,073
   General and administrative                                         1,422                     1,373
                                                                    ---------                 ---------
Total operating expenses                                              5,338                     5,338
                                                                    ---------                 ---------
Income from operations                                                1,585                     1,536
Other income                                                             64                       193
                                                                    ---------                 ---------
Earnings before income taxes                                          1,649                     1,729
Income tax expense                                                      453                       533
                                                                    ---------                 ---------
Net earnings                                                        $ 1,196                   $ 1,196
                                                                    =========                 =========

Net earnings per common share - basic                                 $ .25                     $ .25
                                                                    =========                 =========

Net earnings per common share - diluted                               $ .25                     $ .25
                                                                    =========                 =========

Shares used in per share calculation - basic                          4,726                     4,709
                                                                    =========                 =========

Shares used in per share calculation - diluted                        4,734                     4,712
                                                                    =========                 =========









       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------


                                                                      2000                     1999
                                                                  ------------              -----------
                                                                  (in thousands, except per share data)

Net sales                                                           $48,979                   $46,331
Cost of sales                                                        30,181                    28,315
                                                                    ---------                 ---------
Gross profit                                                         18,798                    18,016
Operating expenses:
   Selling                                                            8,609                     7,623
   Research and development                                           3,450                     3,154
   General and administrative                                         4,054                     4,370
                                                                    ---------                 ---------
Total operating expenses                                             16,113                    15,147
                                                                    ---------                 ---------
Income from operations                                                2,685                     2,869
Other income                                                            343                       316
                                                                    ---------                 ---------
Earnings before income taxes                                          3,028                     3,185
Income tax expense                                                      908                     1,018
                                                                    ---------                 ---------
Net earnings                                                        $ 2,120                   $ 2,167
                                                                    =========                 =========

Net earnings per common share - basic                                 $ .45                     $ .46
                                                                    =========                 =========

Net earnings per common share - diluted                               $ .45                     $ .46
                                                                    =========                 =========

Shares used in per share calculation - basic                          4,720                     4,705
                                                                    =========                 =========

Shares used in per share calculation - diluted                        4,727                     4,706
                                                                    =========                 =========







       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

--------------------------------------------------------------------------------


                                                                     2000                       1999
                                                                  -----------                -----------
                                                                              (in thousands)

Net cash provided by operating activities                            $4,922                    $4,093

Cash flows from investing activities:
     Sale of short-term investments                                   3,500                      -
     Purchase of short-term investments                              (3,507)                      -
     Additions to property, plant and equipment                      (1,141)                     (916)
     Acquisition of subsidiary, less cash acquired of $453           (4,587)                      -
                                                                    ---------                 ---------
          Net cash used in investing activities                      (5,735)                     (916)
                                                                    ---------                 ---------

Cash flows from financing activities:
     Proceeds from short-term borrowings                              1,300                      -
     Repayments of long-term debt                                      (349)                     (273)
     Proceeds from issuance of common stock                             127                        56
                                                                    ---------                 ---------
          Net cash provided by (used in) financing activities         1,078                      (217)
                                                                    ---------                 ---------

Effect of exchange rates on cash                                       (359)                        9

Net increase (decrease) in cash and cash equivalents                    (94)                    2,969

Cash and cash equivalents, beginning of the period                    5,419                     6,333
                                                                    ---------                 ---------

Cash and cash equivalents, end of period                             $5,325                    $9,302
                                                                    =========                 =========

Supplemental information:
     Cash paid during the period for interest                          $ 53                      $ 91
     Cash paid during the period for income taxes                     $ 838                     $ 899




       See notes to condensed unaudited consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. Condensed unaudited consolidated financial statements

   Certain  information  and note  disclosures  normally  included in  financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 1999 and the Company's reports on Form 10-Q and Forms 8-K and 8-K/A filed since that date.
   The results of operations for the three- and nine-month periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

   In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2000 and the results of its operations for the three- and nine-month periods ended June 30, 2000 and 1999 and its cash flows for the nine-month periods ended June 30, 2000 and 1999.

2. Income taxes

   The provision for income taxes is based on the estimated effective income tax rate for the year.

3. Comprehensive Income

   The Company's consolidated comprehensive income was $1,205,000 and $1,091,000 for the three months ended June 30, 2000 and 1999, respectively, and $1,701,000 and $1,834,000 for the nine months ended June 30, 2000 and 1999, respectively. The differences between the net earnings reported in the consolidated statement of earnings and the consolidated comprehensive net income for the periods consisted of changes in foreign currency translation adjustments.

4. Future accounting changes

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS NO. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, has postponed the implementation of this statement until the Company's fiscal year ending September 30, 2002. Currently, this statement is not applicable to the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which the Company is

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   required to adopt by the fourth quarter of fiscal year 2001. The Company believes that the effect, if any, will not be material to the Company's consolidated financial position, results of operations or cash flows.

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

6. Acquisitions

   Effective June 1, 2000, the Company acquired all the outstanding stock of Farmco, Inc. and its sister corporation, Ro-Tech, Inc. The purchase price was $5,040,000, including acquisition costs, and was accounted for by the purchase method. The excess of the purchase price over the estimated fair value of assets acquired amounted to $726,000, which is accounted for as goodwill, and will be amortized on a straight-line basis over 15 years. The results of operations of the acquired companies from June 1, 2000 are included in the statement of earnings. Assets and liabilities acquired were as follows (in thousands):

        Fair value of assets acquired:
              Tangible assets                                       $ 1,420
              Patents/developed technologies and goodwill           $ 5,726
        Cash paid for common  stock,  less cash acquired of $453     (4,587)
                                                                   ----------
              Liabilities assumed                                   $ 2,559
                                                                   ==========

   Pro forma unaudited consolidated operating results of the combined companies, assuming the acquisition had been made as of October 1, 1998 and October 1, 1999 are summarized below (in thousands, except per share amounts):

        (UNAUDITED)                   Nine months ended         Year ended
                                       June 30, 2000        September 30, 1999
                                     ------------------     ------------------

        Net sales                          $51,750              $72,175
        Net earnings                         2,444                3,923
        Net earnings per share               $0.52                $0.83

   These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of goodwill and the step-up in basis of other assets, together with related income tax effects. They do not purport

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   to be indicative of the results of operations which actually would have resulted had the acquisition been in effect on October 1, 1998 and 1999.

   On May 31, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission related to this acquisition. On July 27, 2000, the
   Company filed a Form 8-K/A with the Securities and Exchange Commission related to this acquisition. Reference is made to these reports for additional information.

   On February 15, 2000, the Company announced an Agreement and Plan of Merger with Advanced Machine Vision Corporation ("AMVC") under which AMVC will become a wholly-owned subsidiary of Key Technology. Subsequent to the end of the quarter, on July 12, 2000, this merger was approved by the shareholders of AMVC and became effective on that date. Consideration in the merger consists of cash, newly issued Series B and Series C convertible preferred stock and warrants to purchase Company common stock. On March 3, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission related to this merger. On April 24, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission related to an agreement with the holder of AMVC preferred stock. On July 27, 2000, the Company filed a Form 8-K with the Securities and Exchange Commission related to this merger. Reference is made to these reports for additional information related to the completion of the merger.

   Key Technology financed the cash payments to be made through an operating line of credit and revolving credit loans totaling $22,650,000 from a domestic bank.

7. Credit Facility

   The Company has entered into a credit facility with a domestic commercial bank that provides for an operating line of credit up to $4.5 million and revolving credit loans of $10 million and $8.15 million. This credit facility replaces a $4 million operating line of credit previously in place with the same bank. At June 30, 2000, the Company had borrowings of $1.3 million under the operating line of credit. The authorized borrowing limits of the revolving credit loans are reduced by a total of $250,000 on September 30, 2000 and a total of $500,000 each quarter thereafter beginning December 31, 2000. The expiration date of the operating credit line is February 1, 2001. The expiration dates of the revolving credit loans are May 31, 2007 for $10 million and July 10, 2008 for $8.15 million. At June 30, 2000, the Company had no borrowings under these revolving loan facilities.

   Subsequent to the end of the quarter, the Company completed the acquisition of AMVC, which increased total borrowings to $13.7 million. Additional borrowings of $2.25 million against these credit facilities will be made to pay off an existing debt obligation to a related party due in July of 2001. The refinancing of this obligation will not result in an increase in total debt, although the refinanced amount will be long term in nature. The credit facilities carry interest rates based upon either the lender's prime rate less certain basis points, the Federal Funds Borrowing Rate plus certain basis points or the LIBOR rate plus certain basis points. The basis points are determined by the performance of the company as reviewed

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

   annually by the lender. The selection of the interest rate can be changed from time-to-time by the Company.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

COMMENTS INCLUDED IN THIS DOCUMENT MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. THESE STATEMENTS AS TO ANTICIPATED FUTURE RESULTS ARE BASED ON CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED OR DISCUSSED HERE. SUCH RISKS AND UNCERTAINTIES ARE DETAILED IN EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999 AND ARE INCORPORATED HEREIN BY REFERENCE. THE COMPANY CAUTIONS READERS NOT TO PLACE UNDUE RELIANCE UPON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

ACQUISITION OF FARMCO, INC. AND ADVANCED MACHINE VISION CORPORATION
-------------------------------------------------------------------

On June 1, 2000, Key Technology (the "Company") acquired all of the outstanding stock of Farmco, Inc. and its sister corporation, Ro-Tech, Inc (collectively "Farmco"). The purchase price was $5,040,000, including acquisition costs. The financial information contained in this filing includes one month of Farmco operations.

On February 15, 2000, the Company announced an Agreement and Plan of Merger with Advanced Machine Vision Corporation ("AMVC") pursuant to which the Company would acquire AMVC. AMVC is comprised of two subsidiaries--SRC VISION, Inc. and Ventek, Inc. SRC VISION, located in Medford, Oregon and Eindhoven, the Netherlands, designs and manufactures machine vision systems for the food, agricultural, plastics, tobacco, and pulp wood industries. Ventek, located in Eugene, Oregon, designs and assembles machine vision systems for automated inspection and process control in the plywood and wood panel industries. Consideration in the merger consists of cash, newly issued Series B and Series C convertible preferred stock and warrants to purchase Company common stock. The issuance of the new Company securities was subject to approval by the Company's shareholders and the merger agreement is subject to approval by the holders of AMVC's common and preferred stock. The approvals of both shareholder groups were received in special meetings of the shareholders subsequent to the end of the quarter on July 12, 2000 and the merger was effective on that date.

The Company expects that the AMVC transaction will be accretive to earnings in fiscal 2001. The Company anticipates that substantial cost reductions can be achieved after the merger through reductions in combined manufacturing costs, combined sales and marketing efforts, elimination of redundancies in research and development, and reduction of general and administrative expenses.

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

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Key Technology financed the cash payments made in connection with the Farmco and AMVC acquisitions by means of available cash reserves and borrowings against its operating line of credit with a domestic bank.

RESULTS OF OPERATIONS
---------------------

For the three-month period ended June 30, 2000, net earnings were $1.2 million or $0.25 per share on net sales of $16.8 million, compared to net earnings of $1.2 million or $0.25 per share on net sales of $15.8 million for the comparable period in fiscal 1999. Net earnings were 7.1% and 7.6% of net sales in the two periods, respectively. For the nine months ended June 30, 2000, the Company's operating activities resulted in net income of $2.1 million, or $0.45 per share, on net sales of $49.0 million, compared to net income of $2.2 million, or $0.46 per share, on net sales of $46.3 million for the corresponding period in fiscal 1999. Net income was 4.3% and 4.7% of net sales in the two nine-month periods, respectively.

THREE MONTHS: Net sales increased $1.0 million or 6.2% to $16.8 million in the three-month period ended June 30, 2000 compared to the corresponding period in fiscal 1999. The increase in net sales between the two periods resulted principally from increased sales of automated inspection systems and increased parts and service revenues. Sales of the Company's new ADR IV(R) defect removal system for the french fry industry contributed to the increased sales of automated inspection systems. An increase in sales of specialized conveying systems in the European market was more than offset by decreased sales of those product lines in the U.S. market.

New orders for the June 2000 quarter totaled $16.6 million, decreasing 11% from the near-record fiscal 1999 third quarter of $18.7 million. Order volumes were strongest in the Automated Inspection System (AIS) business unit, partially due to a large order from a European customer. New order volume for the Automated Inspection System (AIS) business unit increased by 30% with approximately 56% of those orders coming from international customers.

Despite continuing softness in certain markets during the June 2000 quarter, as a result of a large order from a European customer backlog increased by $600,000 to $13.2 million from $12.6 million at the beginning of the period. Backlog was $17.6 million at the close of the third quarter last year. The backlog for the specialized conveying systems product group decreased by 39% from a year ago and accounted for approximately 53% of the backlog level at June 30, 2000. AIS backlog represented about 43% of the backlog at the end of the more recent quarter.

Gross profit for the three months ended June 30, 2000 held steady at $6.9 million compared to the same fiscal quarter last year, or 41% and 43% of sales respectively. The decrease in margin resulted principally from under-utilized manufacturing capacity and increases in certain material costs, including stainless steel.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Operating expenses were also steady at $5.3 million in both the three-month periods ended June 30, 2000 and June 30, 1999. Expenses in each category of sales and marketing, research and development and general and administrative were nearly identical between the two quarters.

For the fiscal quarter ended June 30, 2000, other income decreased to $64,000 compared to $193,000 for the corresponding period in fiscal 1999. The decrease in other income was due principally to increased foreign currency transaction losses, partially offset by increased royalty income.

Net income for both the three months ended June 30, 2000 and June 30, 1999 was $1,196. Net income was 7.1% and 7.6% in the two periods, respectively. The principal reason for the decrease in net income as a percent of sales for the more recent period was the decrease in gross profits as described above.

NINE MONTHS: Net sales for the nine-month period ended June 30, 2000 increased to $49.0 million from $46.3 million in the comparable period last year. The increase in net sales resulted from increased sales of products in the automated inspection systems product group, together with parts and service, partially offset by decreased sales of products in specialized conveying systems and processing equipment systems. The increase in sales in the current fiscal year compared to 1999 has occurred primarily in the U.S. domestic market and in international markets other than Europe, which has decreased significantly. Sales to European customers of automated inspection decreased by 47% and sales of specialized conveying systems decreased by 42% during the nine months ended June 30, 2000 compared to the corresponding period last year.

For the nine months ended June 30, 2000, gross profit increased to $18.8 million, or 38.4% of sales, compared to $18.0 million, or 38.9% of sales, in the nine months ended June 30, 1999. Total operating expenses increased by $1.0 million to $16.1 million in the nine-month period ended June 30, 2000 from $15.1 million in the comparable period in the previous fiscal year. Operating expenses in the 2000 period increased principally as a result of increases in selling and marketing expenses, followed by research and development expenditures, which were partially offset by decreased general and administrative expenses. Due to reduced revenue expectations for the balance of fiscal 2000 resulting from the continuing softness in certain markets, the Company expects to invest approximately 34% of net sales in such expenses in fiscal 2000 instead of its original objective of approximately 29% to 32%.

For the nine-month period ended June 30, 2000, other income was $343,000 compared to other income of $316,000 for the corresponding period in fiscal 1999. Increases in interest income and royalty income during the fiscal 2000 period was mostly offset by increases in foreign currency transaction losses and increased miscellaneous expense from a variety of sources.

Net income for the nine months ended June 30, 2000 was $2.1 million compared to a net income of $2.2 million for the corresponding period of fiscal 1999. The principal reason for the decrease in net

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

income for the more recent period was the increase in operating expenses as described above. Net income was 4.3% and 4.7% in the two periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

For the nine-month period ended June 30, 2000, net cash provided by operating activities totaled $4.9 million compared to net cash totaling $4.1 million provided by operating activities in the corresponding period in fiscal 1999. Principal sources of cash during the nine months ended June 30, 2000 were decreases in inventories, accounts receivable and other current assets together with increases in accounts payable, customer deposits and short term borrowings, partially offset by decreases in accrued payroll and commission liabilities. In the corresponding period last year, a principal source of cash was provided by an increase in customer deposits of $3.6 million.

Cash flows from investing activities for the nine-month period ended June 30, 2000 included the use of net cash resources totaling $5.7 million to fund the acquisition of Farmco and the acquisition of capital equipment, compared to $916,000 to fund acquisition of capital equipment in the corresponding period last year. As part of the Farmco acquisition, the Company recorded patents/developed technologies, goodwill and other intangibles totaling $5.7 million. At June 30, 2000, the Company had committed to invest approximately $389,500 in a laser metal cutting machine for the AIS manufacturing plant in Walla Walla.

The Company's cash flows from financing activities for the nine months ended June 30, 2000 were principally affected by borrowing against the operating credit line of $1.3 million and by repayments of $349,000 in long-term debt. By comparison, repayments of long-term debt for the nine months ended June 30, 1999 totaled $273,000 with no borrowings against the operating credit line. Proceeds from the issuance of common stock during the more recent period under the Company's employee stock option and stock purchase plans totaled $127,000 compared to $56,000 during the first three quarters of fiscal 1999.

During the nine-month period ended June 30, 2000, working capital decreased by $2.6 million to $20.4 million. Cash and cash equivalents decreased by $94,000 to $5.3 million as a result of operating activities. Trade accounts receivable decreased by $155,000, principally due to collection of certain receivables with extended payment terms. Inventories decreased by $635,000, principally as a result of a high level of shipments. Deposits from customers increased by $314,000 and trade accounts payable increased by $370,000 as a result of the increased customer order and backlog levels compared to backlog at the beginning of the period. Payments for income taxes during the fiscal 2000 period totaled $838,000 compared to $899,000 during the nine months ended June 30, 1999.

The Company's facility with a domestic commercial bank provides for an operating line of credit up to $4.5 million. At June 30, 2000, the Company had borrowings of $1.3 million under this operating line credit facility. In addition, this same credit facility provides for revolving credit loans of up to $18.15 million. The authorized borrowing limits of the revolving credit loans is

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

reduced by a total of $250,000 on September 30, 2000 and a total of $500,000 each quarter thereafter beginning December 31, 2000. The expiration date of these revolving credit loans is May 31, 2007 for $10 million and July 10, 2008 for $8.15 million. At June 30, 2000, the Company had no borrowings under these revolving loan facilities. Subsequent to the end of the quarter, the Company completed the acquisition of AMVC, which increased total borrowings to $13.7 million. Additional borrowings of $2.25 million against these credit facilities will be made to pay off an existing debt obligation to a related party due in July of 2001. The refinancing of this obligation will not result in an increase in total debt, although the refinanced amount will be long term in nature. The credit facilities carry interest rates based upon either the lender's prime rate less certain basis points, the Federal Funds Borrowing Rate plus certain basis points or the LIBOR rate plus certain basis points. The spread is determined by the performance of the company as reviewed annually by the lender. The selection of the interest rate can be changed from time-to-time by the Company.

The Company also maintains a credit facility with a Dutch bank, which provides for operating lines of credit totaling 1.5 million guilders, or approximately $625,000, to the Company's subsidiary in the Netherlands. At June 30, 2000, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $94,000 decrease in cash and cash equivalents. At the end of the period, the balance of cash and cash equivalents totaled $5.3 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its credit facility will be sufficient to provide for its working capital needs and to fund future growth.

THE EURO CONVERSION
-------------------

On January 1, 1999, certain member countries of the European Union, including the Netherlands, established fixed conversion rates between their existing sovereign (legacy) currencies and the Euro, leading to the adoption of the Euro by these countries as their common legal currency. Key Technology's European subsidiary's information system currently accommodates multiple currency transactions.

The terms of sales to European customers are denominated either in Euros, U.S. dollars, Dutch guilders or the respective legacy currencies of the customer. For sales transactions between international customers and Key Technology's domestic operations which are denominated in currencies other than U.S. dollars, Key Technology assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At June 30, 2000, Key Technology was not a party to any currency hedging transaction.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Part II.  OTHER INFORMATION

Item  4.    Submission of Matters to a Vote of Security Holders.

      The Company held a Special Meeting of Shareholders on July 12, 2000. Voting common shareholders took the following actions at the meeting:

      1. The shareholders voted to approve the issuance of shares of Key Technology Series B Convertible Preferred Stock, Series C Convertible Preferred Stock and warrants to purchase Key Technology common stock and the shares of common stock underlying such securities to the shareholders of Advanced Machine Vision Corporation pursuant to Agreement and Plan of Merger effective February 15, 2000. The proposal was approved by the affirmative vote of 2,905,044 shares, with 15,267 shares voting against the proposal and 3,199 shares abstaining.

      2. The shareholders voted to approve an amendment to the 1996 Employees' Stock Option Plan to increase the number of shares available for issuance from 750,000 to 1,250,000 shares. The proposal was approved by the affirmative vote of 2,607,689 shares, with 307,127 shares voting against the proposal and 8,654 shares abstaining.

Item  6.    Exhibits and Reports on Form 8-K.

      (a)   Exhibits

            (10.1) Business Loan Agreement dated May 5, 2000 between  Registrant and U.S. Bank National Association.

            (27.1) Financial  Data  Schedule for  the  nine-month  period  ended
                   June 30, 2000.

      (b)   Reports on Form 8-K

            The following reports on Form 8-K and Form 8-K/A were filed:

            1. Registrant's Form 8-K dated May 16, 2000 and filed with the
               Securities and Exchange Commission on May 31, 2000 disclosing the Purchase Agreement between the Company and John E. Mobley and Nancy L. Mobley, principal shareholders of Farmco, Inc. and its sister corporation Ro-Tech, Inc., both Oregon corporations.

            2. Registrant's Form 8-K/A dated May 16, 2000 and filed with the
               Securities and Exchange Commission on July 27, 2000 amending Item 7 Financial Statements and Pro Forma Financial Information related to the Farmco acquisition.

            3. Registrant's Form 8-K dated February 15, 2000 and filed with the Securities and Exchange Commission on July 27, 2000 related to the AMVC merger.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                KEY TECHNOLOGY, INC.
                                   (Registrant)


Date: August 14, 2000           By    /s/ Thomas C. Madsen
                                  ---------------------------------------
                                    Thomas C. Madsen,
                                    President and Chief Executive Officer



Date: August 14, 2000           By    /s/ Ted R. Sharp
                                  ---------------------------------------
                                    Ted R. Sharp,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2000

--------------------------------------------------------------------------------

EXHIBIT INDEX

Exhibit                                                                   Page
-------                                                                   ----

10.1  Business Loan Agreement dated May 5, 2000 between Registrant and
      U.S. Bank National Association.......................................19

27.1  Financial Data Schedule for the nine-month period ended
      June 30, 2000........................................................25