Form 10-K
period 2000-09-30
KEY TECHNOLOGY INC
filed 2000-12-19
CIK 906193

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended September 30, 2000

                                       or

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
           Securities registered pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE
         SERIES B CONVERTIBLE PREFERRED STOCK, PAR VALUE $.01 PER SHARE
             WARRANTS TO PURCHASE COMMON STOCK, DATED JULY 12, 2000

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X| No  |_|

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

   The aggregate market value of the Registrant's common stock held by non-affiliates on December 6, 2000 (based on the last sale price of such shares) was approximately $25,742,562.

   The number of shares of the Registrant's common stock outstanding on December 6, 2000 was 4,733,829 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Parts of Registrant's Proxy Statement dated January 2, 2001 prepared in connection with the Annual Meeting of Shareholders to be held on February 7, 2001 are incorporated by reference into Part III of this Report.

                              KEY TECHNOLOGY, INC.
                                 2000 FORM 10-K
                                TABLE OF CONTENTS

PART I
   PAGE
   ----

   Item 1.  BUSINESS....................................................    1

   Item 2.  PROPERTIES..................................................   12

   Item 3.  LEGAL PROCEEDINGS...........................................   13

   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   13


PART II

   Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.........................................   14

   Item 6.  SELECTED FINANCIAL DATA.....................................   17

   Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS.........................   18

   Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.................................................   23

   Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   24

   Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE.........................   45


PART III

   Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   45

   Item 11. EXECUTIVE COMPENSATION......................................   45

   Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT..............................................   46

   Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   46


PART IV

   Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K....................................................   47

   SIGNATURES...........................................................   50

   EXHIBIT INDEX........................................................   51

                                     PART I

   Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:
o the ability to achieve revenue growth and cost savings objectives of mergers and acquisitions;
o the ability of new products to compete successfully in either existing or new markets;
o  competitive factors;
o the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment;
o  the risks involved in expanding international operations and sales;
o achievement of product performance specifications and any related effect on product upgrade or warranty expenses;
o  the potential for adverse fluctuations in foreign currency exchange rates;
o  the effect of product or market development activities;
o  availability and future costs of materials and other operating expenses;
o  uncertainties relating to patents and proprietary information;
o the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; and
o other factors discussed in Exhibit 99.1 hereto which is hereby incorporated by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.



ITEM 1. BUSINESS.

GENERAL

   Key Technology, Inc. (the "Company") was founded in 1948 as a local producer of vegetable processing equipment and has evolved into a worldwide supplier of process automation solutions not only to the food processing industry, and other industries such as forest products, plastics and tobacco. The present Company was incorporated in 1983 as a result of a management buyout of that predecessor organization.

   The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality. These systems integrate electro-optical automated inspection and sorting systems, specialized conveying systems and process and preparation systems. The Company provides parts and service for each of its product lines to customers located throughout the world. Industries served include food processing; non-food and industrial applications such as tobacco, plastics, and pharmaceutical; and the forest products industry.

   During fiscal 2000, the Company's net sales were $67.6 million compared to sales of $68.0 million in fiscal 1999. The Company incurred a net loss of $333,000, or $0.12 per share, for the year ended September 30, 2000, which included merger-related and one-time acquisition costs of $3.0 million or

$1.9 million after tax. Excluding merger-related and one-time acquisition charges, net earnings would have been $1.6 million or $0.29 per share for the year ended September 30, 2000. This compared to net earnings of $3.5 million or $0.75 per share in 1999.

The Company acquired two separate organizations during fiscal 2000:

o  The Company acquired on July 12, 2000 Advanced Machine Vision Corporation
   (AMVC), a company based in Medford, Oregon. AMVC and its subsidiaries design, manufacture and market machine vision systems that combine lighting, camera, processor and software technologies to improve quality, enhance yield, reduce production costs and increase throughput in a variety of markets. Applications include systems for the food, tobacco, plastics recycling, pulp wood, and wood panel industries.
o The Company acquired on June 1, 2000 Farmco, Inc. and its sister company Ro-Tech, Inc. (collectively "Farmco") both companies based in Redmond, Oregon. Farmco manufactures and sells equipment that mechanically sorts, grades, selects, or removes product based upon its size or shape. Ro-Tech, Inc. performed research and development activities for Farmco products and owned the intellectual property associated with Farmco products.

   Subsequent to these acquisitions, the Company reorganized its corporate structure such that the Company consists of Key Technology, Inc. and four direct subsidiaries: Key Technology FSC, Inc., a foreign sales corporation (FSC); Key Holdings USA LLC; Key Technology AMVC LLC; and Ventek, Inc. Key Holdings USA LLC owns Suplusco Holdings B.V. which owns Key Technology B.V. Key Technology AMVC LLC owns ALS, Inc. and ARC Netherlands B.V. The operations, assets and liabilities of AMVC, SRC Vision and Farmco have been merged into Key Technology, Inc. The Company's European business unit operations are conducted by its indirect, wholly-owned European subsidiary, Key Technology B.V., which is the result of a merger of KEY/Superior B.V. and SRC Vision B.V. Key Technology B.V. is a manufacturer of specialized conveying systems sold primarily within Europe. The Company also utilizes Key Technology B.V. as the primary sales and service organization for automated inspection systems sold to European customers. Key Technology B.V. is located in Beusichem, The Netherlands.

   The Company's domestic operations are headquartered in Walla Walla, Washington with manufacturing facilities in Walla Walla and Medford, Redmond, and Eugene, Oregon. The Company manufactures its three major product groups in these facilities, in certain cases interchangeably between facilities to maximize utilization of facility capacity. The Company anticipates moving the manufacturing activities from Medford to Walla Walla, but will continue to maintain a significant presence in Medford performing research and development, service and sales activities. The Company supplies all product groups - automated inspection systems, specialized conveying systems and processing and preparation systems - to customers in its primary markets through common sales and distribution channels. In addition, the Company supplies parts and service through its worldwide service organization.

   The acquisitions in fiscal 2000 are consistent with the Company's strategy for growth through acquisitions. The acquired companies bring complementary products that can be exploited through the application of the Company's core skills in distribution, marketing, new product development, manufacturing and business systems. The Company has begun to experience some of the benefits of the acquisitions as first envisioned:

   o The Company believes it is competing more effectively in markets for automated inspection systems and specialized conveying systems. Additionally, the Company expects a higher level of conveying systems revenue to accompany the sale of AMVC optical sorting equipment. Previously the customer was required to purchase this equipment from other suppliers.

   o The Company's customers now choose from a more complete product line and have access to expanded customer support and services with the combination of two customer service organizations.
   o The Company is achieving substantial cost reductions, through elimination of expenses related to redundant sales, marketing, research and development and corporate staffing, and elimination of redundant public company costs.
   o The acquisitions have provided the Company with greater depth of skilled personnel, strengthened research and development activity and expanded sales and marketing capacity.

   o The creation of a larger customer base, a higher market profile and greater financial strength presents opportunities for marketing the products and services of the Company to expanded geographic markets and new industries in not only new markets for food, but also non-food markets such as tobacco and forest products.

   The Company expects the merger and acquisitions to be accretive to earnings in fiscal 2001.

INDUSTRY BACKGROUND

   The Company considers the size and variety of worldwide processing industries to be a significant opportunity for growth, not only to solve existing quality and safety issues, but also to assist in providing safe processing technologies to expanding global markets. Accordingly, the Company devoted increased resources in fiscal 2000 to selling and marketing activities, new product research and development and acquisitions that will increase the Company's ability to address these potential global markets.

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

NON-FOOD INDUSTRIES - TOBACCO, PHARMACEUTICAL & PLASTICS

   Processors in non-food industries are also implementing systems solutions to reduce costs, increase yields, and produce higher quality products that are safe for consumers.

   Key Technology introduced a specially configured optical sorter into the tobacco industry in fiscal 1998 and sold several automated inspection systems to major producers. With the acquisition of AMVC and its subsidiary SRC Vision, which had an installed base of approximately 100 units in the tobacco industry, the Company significantly increased its potential in this market and now has the opportunity to introduce other products along with automated inspection systems to these customers. At present, the pharmaceutical, plastics and other non-food industries represent a relatively small share of the Company's sales and installed base. However, to further its growth strategy, the Company is actively pursuing expansion into new markets that are well defined, some of which have the potential for higher profit margins. The Company believes that many additional applications for its products exist in both food and non-food markets, particularly in the area of automated process control.

FOREST PRODUCTS INDUSTRY

   The Company entered the forest products industry with the acquisition of AMVC and its subsidiaries SRC Vision, Inc. and Ventek, Inc. SRC Vision, founded in 1964, evolved from a single-product company that manufactured an optical device to measure length and diameter of freshly cut logs, serving the timber industry, into a provider of machine vision systems for a number of processing industries. The Company has been testing a version of its inspection system in the pulp wood industry to remove bark, rot and other undesirable wood parts from high quality wood, improve recovery and save chemical processing costs in paper manufacturers' plants. There can be no assurance that the pulp wood industry will accept this new machine.

   Ventek, founded in 1991, introduced its "New Vision" system in 1994 to replace an outdated product used to detect defects in wood veneer in the plywood industry. Ventek's experience in wood panel production complements the Company's lighting, camera, processing and software capabilities. In turn, Ventek's vision system was enhanced by incorporating SRC Vision's high-speed camera into its veneer scanning systems, thereby increasing their ability to separate the product into various grades, as well as to detect and remove defects.

   Factors affecting sales in the forest products industry include housing starts, which are directly affected by interest rates, and environmental regulation which increases the need to obtain maximum yield and high quality from the natural resources used in the industry.

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

   The following table sets forth sales by product category for the periods indicated:

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------
                                         2000           1999           1998
                                       ---------      ---------      ---------
                                                    (IN THOUSANDS)
Automated inspection systems........    $25,166        $22,342        $21,388
Specialized conveying systems.......     23,630         28,422         21,807
Processing and preparation systems..      2,784          5,528          1,687
Parts and service/contracts.........     16,054         11,736          8,251
                                       ---------      ---------      ---------
       Net sales....................    $67,634        $68,028        $53,133
                                       =========      =========      =========

Service and maintenance contracts are less than 10% of total net sales and therefore are summarized with parts.

   The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:

                                           FISCAL YEAR ENDED SEPTEMBER 30,
                                       ---------------------------------------
                                         2000           1999           1998
                                       ---------      ---------      ---------
Automated inspection systems........      42%            39%            44%
Specialized conveying systems.......      30%            38%            36%
Processing and preparation systems..       1%             3%             2%
Parts and service/contracts.........      27%            20%            18%
                                       ---------      ---------      ---------
       Total gross margin...........     100%           100%           100%
                                       =========      =========      =========

AUTOMATED INSPECTION SYSTEMS

   Automated inspection systems are used in processing applications to detect and eliminate defects during raw product processing. The Company's systems within this group include the ADR(R) and Tegra(R) systems, representing the fourth generation of automated inspection systems manufactured by Key Technology; Prism(TM) and Tobacco Sorter II(TM) and Tobacco Sorter III(TM) manufactured by SRC Vision; and New Vision Veneer Scanning System, Sequoia Sentry Dryer Control System and GS2000 Veneer Grading System manufactured by Ventek, Inc.

   Nearly all systems in this group use proprietary linear array charged coupled device ("CCD") mono-chromatic (black and white), color or multi-spectral cameras. Each of the cameras scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 4,000 times per second and can identify defects as small as 1/16 of an inch (1.5 mm) in diameter. Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product. Systems with color cameras are required when a variety of defect and product colors occur simultaneously or when the difference in shading between the defective and the good product is more subtle. In 1998, the Company developed multi-spectral systems which utilize either infra-red or ultraviolet technologies, individually or in combination with visible light, to identify defects that may not be detectable by using solely visible light spectra.

   TEGRA SYSTEM. In fiscal 1996, the Company introduced its fourth generation of automated inspection system sorters. Named Tegra, this generation of automated inspection systems incorporates a number of technological and mechanical advances that result in significant improvements to processing efficiency and product throughput with higher recovery and defect-removal rates. Certain present and potential applications for Tegra systems include potato products, green beans, dried beans, corn, carrots, peas, spinach and other leafy vegetables, pears, nuts, grains, coffee and tobacco.

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

   PRISM SYSTEM. In 1999, SRC Vision introduced the new Prism sorting system. Designed for stable performance in challenging environments, Prism has gained strong acceptance in segments of the fruit and vegetable markets. It incorporates optional sensing of short-wave infrared light, uses a novel broad-band illumination system, and is designed to require minimal maintenance. In addition to present and potential applications in potato products, vegetables, fruits and plastics, Prism adds specific applications with products such as potato chips, dehydrated potato flakes, plastic flake and peaches.

   Prism incorporates a new image processing module, the "Advanced Vision Processor" ("AVP(TM)"). Introduced concurrently with Prism, AVP uses a high speed serial processor to convert color camera signals into product separation actions. It incorporates the latest in high frequency bus architecture, and incorporates cameras that have eight times the color resolution of previous generations. Designed for flexibility, AVP is comprised of modules that provide an on-going upgrade path, minimizing sustaining development costs, and maximizing the effective life of the design. AVP uses a powerful combination of a high speed "super-pipelined" sorting engine with a Windows NT-based user interface. An internal communication network enables detailed self-diagnosis to be performed on many system components.

   TOBACCO SORTER II AND TOBACCO SORTER III. The tobacco industry has special requirements in the handling and sorting of its leaf products, which vary in size and moisture content depending upon the type of product being produced and the point of handling and inspection. SRC Vision's Tobacco Sorter II, introduced in 1996, and Tobacco Sorter III, introduced in 2000, utilize the machine vision systems of the Prism and other SRC products in a specially constructed frame and enclosure to meet the specific product handling needs of this industry. The Company received orders for two Tobacco Sorter III systems during fiscal 2000 and anticipates increased acceptance in Fiscal 2001.

   ADR SYSTEM. The Company's ADR systems are used to transport, inspect and remove defects from french fry potatoes. The Company believes its ADR system is the principal optical inspection and defect removal system used in the french fry processing market. The Company's full-capacity ADR systems can process up to 27,000 pounds of product per hour.

   As a result of product development activities in fiscal 1999 and 2000, the Company introduced a fourth generation of the ADR to the frozen french fry industry during fiscal 2000. In addition to allowing processors to automatically detect and trim defects from french fries, this new product also allows processors to custom-cut the fries to optimize plant production while meeting customer demand for length distribution. Selective length cutting of the french fries also allows them to be packed more densely which reduces shipping expense, a significant contributor to the cost of the delivered product.

   PHARMACEUTICAL INSPECTION SYSTEM. In fiscal 1996, the Company purchased certain inventory, trademarks and patents related to a pharmaceutical inspection product line, the I-300 Pharmaceutical Inspection System, from the Imaging Division of Oncor, Inc. Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals, including tablets, capsules and softgels for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules. The pharmaceutical inspection system also verifies and detects color, size, location and shape defects at processing rates over one million pieces per hour. The Company expects sales of this product line will be a minor to moderate contributor to automated inspection system revenues during fiscal 2001.

   NEW VISION VENEER SCANNING SYSTEM, SEQUOIA SENTRY DRYER CONTROL SYSTEM AND GS2000 VENEER GRADING SYSTEM. In 1994, Ventek introduced the New Vision Veneer Scanning System to replace outdated optical systems then used in the plywood industry. This product scans for defects in the peeled ribbon of veneer and controls a clipper (manufactured by another company) which clips the veneer immediately before and after the defect. The New Vision system reduces the amount of good wood attached to the defect and ensures complete defect identification at the beginning of the plywood production process, which decreases the number of downgraded panels, increases dryer utilization and reduces re-clipping of previously undetected defects. In 1998, Ventek introduced the Sequoia Sentry veneer dryer control system to measure moisture in veneer exiting the dryer to determine if additional time in the dryer is necessary. In 1999, Ventek introduced its GS2000 veneer grading system that enables a more consistent grading of panels than human inspection. The Company will seek to leverage Ventek's brand name recognition in veneer scanning to reach customers at multiple insertion points in not only the plywood production process but also in the production process, newer products such as oriented strand board and medium density fiberboard.

SPECIALIZED CONVEYING SYSTEMS

   Conveying systems are utilized throughout the food industry, as well as other industries, to move large quantities of product within a processing plant. The Company's specialized conveying systems include the Iso-Flo(R) vibratory conveyor systems, food pumping systems, belt conveyors, electromagnetic conveyor and spiral elevator technologies.

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

   The Company considers its vibratory conveyor technology to be a proprietary core competency. Consequently, while investment in research and development activities related to specialized conveying systems decreased slightly in fiscal 2000 compared to 1999, research and development activities for this product group are expected to increase significantly in fiscal 2001 compared to 2000. As a result of the Company's research and development activities in fiscal 1999 and 2000, it expanded its family of vibratory conveyors with the introduction of three new products in the first quarter of fiscal 2000. These products were the Horizon(TM), the Impulse(TM) and the Marathon(TM) conveying systems.

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

   FOOD PUMPING SYSTEMS AND BELT CONVEYORS. The Company's hydro food pumping systems are used to transport food items over distances and elevations in processing plants. A typical pumping system consists of a stainless steel contoured tank and food pump to propel the product through lengths of piping to a water removal/product spreading subsystem. The systems can be configured so that food processing functions, such as blanching, cooling and cutting, can also occur during pumping. The Company also designs and manufactures belt conveyors using a variety of belt materials.

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

   Process and preparation system revenues also include a variety of third-party supplied equipment and installation services which are sold as components of larger processing lines, for which the Company has assumed turn-key sales responsibility. In fiscal 2000, these third-party supplied products accounted for approximately $1.8 million of the $2.8 million total net sales of process and preparation systems compared to $3.1 million of $5.5 million in total net sales in fiscal 1999.

PARTS AND SERVICE/CONTRACTS

   The Company generates revenues from the sale of spare parts and post-sale field and telephone-based repair services to support its customers' routine maintenance requirements and seasonal equipment startup and winterization processes. In response to increasing customer demand for maintenance and parts services, the Company introduced a new multi-level service product offering named UpTime(TM) in fiscal 1999. During fiscal 2000 the Company tested the ability to supply remote diagnostics in the UpTime(TM) offering and expects to implement these capabilities in Fiscal 2001. The UpTime program was a principal contributor to increases of 44% and 52% in maintenance service revenues in fiscal 2000 and 1999, respectively. The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth and expects to continue to devote additional resources in fiscal 2001 to increase such sales. The Company also typically provides system installation support services which are included in the sales price of certain of its products, principally the automated inspection systems.

CUSTOMERS AND MARKETS

   The Company's primary market is the food processing industry. The largest markets for the Company's products have been processors of potatoes, vegetables and snack foods. The Company has also penetrated other food markets, including fruits, cereals and pet foods. The Company believes many additional applications for its systems exist in both food and nonfood markets. In non-food, the Company's principal markets are in forest products and in industrial processing, particularly in the tobacco industry.

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

   In fiscal 1998, the Company expanded its addressable markets by introducing Tegra-based product applications into the coffee and tobacco markets. During fiscal 1999 and 2000, the Company sold Tegra systems to coffee processors located in Brazil and Colombia and in the Ivory Coast. Several Tegra systems were also installed in fiscal 2000 on either rental or trial placements in tobacco processing applications. Additionally, the Company expects that the coffee and tobacco markets may provide opportunities for expanded sales of specialized conveying systems.

   The acquisition of Superior B.V. in fiscal 1996 provided the Company with a manufacturing base from which it can more rapidly manufacture and deliver conveying systems to European customers. Export and international sales for the fiscal years ended September 30, 2000, 1999 and 1998 accounted for 40%, 46% and 37% of net sales in each such year, respectively. Nearly all export sales of products manufactured in the United States for shipment into international markets other than Europe have been denominated in U.S. dollars. Sales into Europe of systems, spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies. In its export and foreign sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase the sales prices in local currencies of the Company's products in international markets; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. Additional information regarding export and foreign sales is set forth in Note 12 to the Company's Consolidated Financial Statements for the year ended September 30, 2000.

   The Company does not rely on annual recurring sales to particular customers. However, the Company's customers often make periodic large purchases of complete systems. Therefore, while in any given fiscal year sales to a single customer might represent 10 percent or more of the Company's consolidated revenues, the Company believes the loss of such customer would not have a material adverse effect on the Company. During fiscal 2000, sales to one customer amounted to approximately 14% of total net sales. During fiscal 1999, sales to one customer amounted to approximately 11% of total net sales. No single customer accounted for more than 10% of net sales during fiscal 1998.

   The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington; Medford, Oregon; Redmond, Oregon; Eugene, Oregon; Doyline, Louisiana; Rockville, Maryland; and Beaver Dam, Wisconsin. The Company's subsidiary, Key Technology B.V., provides sales and service to European customers. Sales in Australia and New Zealand are made through an independent distributor, which the Company also licenses to manufacture certain of its products.

ENGINEERING, RESEARCH AND DEVELOPMENT

   At September 30, 2000, the Company's engineering departments had 117 technical and support employees who conduct new product research and development, sustaining engineering for released products and project engineering for custom systems. The department includes electronic, mechanical and software engineers, mathematicians and technical support personnel.

   The Company's project engineering teams are responsible for engineering and designing the details of each custom order. A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

   In fiscal 2000, the Company's engineering, research and development expenses were approximately $5.5 million, compared to $4.3 million and $4.8 million in 1999 and 1998, respectively.

MANUFACTURING

   The Company maintains five domestic manufacturing facilities, two located in Walla Walla, one each in Medford, Eugene and Redmond, Oregon, and a European manufacturing facility located in The Netherlands. The Company's current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies. Manufacturing activities include process engineering; cutting, welding, fabrication and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration. The Company manufactures products in the following locations:

    ------------------------------------------------------------------------
    LOCATION          SIZE IN SQUARE FEET         PRODUCTS/SERVICES PRODUCED
    --------          -------------------         --------------------------
    ------------------------------------------------------------------------

    ------------------------------------------------------------------------
    Walla Walla,      150,000                     Automated Inspection
    Washington                                    Specialized Conveying
                                                  Parts and Service
    ------------------------------------------------------------------------
    Walla Walla,      100,000                     Specialized Conveying
    Washington                                    Processing and Preparation
    ------------------------------------------------------------------------
    Medford,          82,000                      Automated Inspection
    Oregon                                        Parts and Service
    ------------------------------------------------------------------------
    Redmond,          19,000                      Processing and Preparation
    Oregon                                        Parts and Service
    ------------------------------------------------------------------------
    Eugene,           12,000                      Automated Inspection
    Oregon                                        Parts and Service
    ------------------------------------------------------------------------
    Beusichem,        45,000                      Specialized Conveying
    The Netherlands                               Processing and Preparation
                                                  Parts and Service
    ------------------------------------------------------------------------
    Beusichem,        18,000                      Parts warehouse
    The Netherlands                               Future manufacturing
                                                  expansion
    ------------------------------------------------------------------------

   The Company manufactures certain of its products to Underwriters Laboratories, United States Department of Agriculture and Occupational
Safety and Health Administration standards. The Company's domestic manufacturing processes in its Walla Walla operations originally became qualified in January 1995 for certification to the ISO-9001 quality management and assurance standards. Those specific operations were re-certified to ISO-9001:1994 quality standard during fiscal 2000. The processes of qualifying and certifying the Company's European operations, and those other operating entities acquired by the Company during fiscal 2000, to the ISO-9001 quality standard is currently under review. It is the Company's expectation that each of those entities will become certified to the ISO-9001 quality standard. The Company's products also comply with the Canadian Standards Association (CSA) and European CE (Conformite Europeene) safety standards.

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

BACKLOG

   The Company's backlog as of September 30, 2000 and September 30, 1999 was approximately $15.4 million and $12.6 million, respectively. Gross shipments exceeded orders by $2.2 million in fiscal 2000; however, backlog acquired in the Farmco and AMVC acquisitions resulted in a net increase in backlog from the closing backlog in fiscal 1999. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders. However, the Company believes that backlog is not necessarily a meaningful indicator of future financial results as it typically ships products ordered within eight to thirteen weeks from the date of receipt of the order. Large multiple-unit system orders or orders for systems in high demand may, however, result in longer delivery times.

COMPETITION

   The markets for automated inspection systems and specialized conveying systems are highly competitive. Important competitive factors include price, performance, reliability, and customer support and service. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices. Certain of the Company's competitors may have substantially greater financial, technical, marketing and other resources. The Company's principal competitors are believed to be FMC Corporation and its subsidiary Allen Machinery Co., Sortex Ltd., the Pulsarr B.V. and Elbicon N.V. subsidiaries of Barco N.V., and Kiremko B.V. As the Company enters new markets, such as coffee, it expects to encounter new niche competitors such as Satake ESM, Elexso and BEST B.V.

PATENTS AND TRADEMARKS

   The Company currently holds fifty-one outstanding United States patents issued from 1984 through 2000 and thirty-one outstanding patents issued by foreign countries, the first of which expires in calendar 2002. As of December 6, 2000, thirty-eight United States and foreign patent applications had been filed and are pending. The Company has thirty-one registered trademarks and an application pending for three trademarks.

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

EMPLOYEES

   At September 30, 2000, the Company had 611 full-time employees, including 254 in manufacturing, 117 in engineering, research and development, 164 in marketing, sales and service and 76 in general administration and finance. A total of 96 employees are located outside the United States. None of the Company's employees in the United States are represented by a labor union. The manufacturing employees located at the Company's facility in Beusichem, The Netherlands are represented by the Small Metal Union. The Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be excellent.


ITEM 2. PROPERTIES.

   The Company owns or leases the following properties:

--------------------------------------------------------------------------------
                                     SQUARE    OWNED OR      LEASE     RENEWAL
LOCATION        PURPOSE              FEET      LEASED        EXPIRES   PERIOD
--------------------------------------------------------------------------------
Walla Walla,    Corporate office,    150,000   Leased with   2010
Washington      manufacturing,                 option to
                research and                   purchase
                development, sales             within the
                and marketing,                 lease term
                administration
--------------------------------------------------------------------------------
Walla Walla,    Manufacturing,       100,000   Leased        2005      2010
Washington      research and
                development, sales
                and marketing
--------------------------------------------------------------------------------
Medford,        Manufacturing (1),   82,000    Owned (2)
Oregon          research and
                development, sales
                and marketing
--------------------------------------------------------------------------------
Medford,        Vacant Lot           150,000   Owned (3)
Oregon
--------------------------------------------------------------------------------
Redmond,        Manufacturing,       19,000    Leased        2003      2008
Oregon          research and
                development,
                administration
--------------------------------------------------------------------------------
Eugene,         Manufacturing,       12,000    Leased        2002      2004
Oregon          sales and
                marketing,
                administration
--------------------------------------------------------------------------------
Beusichem, The  Manufacturing,       45,000    Leased        2008      2013
Netherlands     sales and
                marketing,
                administration
--------------------------------------------------------------------------------
Beusichem, The  Parts warehouse,     18,000    Owned
Netherlands     future
                manufacturing
                expansion
--------------------------------------------------------------------------------

  (1) The manufacturing activities currently performed at this location will be moved to the Company's 150,000 square foot facility in Walla Walla, at which time the Company may lease a portion of the Medford facility to a third party.
  (2) Subject to a deed of trust securing an approximately $2.9 million loan made by Bank of America National Trust and Savings Association. The loan bears interest at 8.3% and is due May 1, 2008.
  (3) Subsequent to the end of fiscal 2000, the Company sold 25,000 square feet to a third party. Based upon this transaction and the number and quality of continuing inquiries, the Company expects to sell the remaining property at or above its book value.

   The Company leases additional office space in the United States in Medford, Oregon; Rockville, Maryland; Doyline, Louisiana and Beaver Dam, Wisconsin.

ITEM 3. LEGAL PROCEEDINGS.

   From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 6, 2000, the Company was not a party to any material legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   A special meeting of shareholders was held on July 12, 2000 for the purpose of considering and voting on two proposals: (1) a proposal to approve the issuance of shares of Key Technology Series B and Series C Convertible Preferred Stock and warrants pursuant to an Agreement and Plan of Merger effective February 15, 2000 by and among Key Technology, KTC Acquisition Corp., and Advanced Machine Vision Corporation.; and (2) a proposal to amend the 1996 Employees' Stock Option Plan in increase the number of shares available for issuance from 750,000 shares to 1,250,000 shares.

   A total of 2,905,004 votes, or 61.42% of the outstanding common stock, was cast for proposal (1), with 15,267 votes against and 3,199 votes abstaining. Broker non-votes were included in votes cast against the proposal.

   A total of 2,607,689 votes, or 55.14% of the outstanding common stock, was cast for proposal (2), with 307,127 votes against and 8,654 abstaining. Broker non-votes were included in votes cast against the proposal.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

COMMON STOCK

   Shares of the Company's common stock are quoted on the Nasdaq National Market System under the symbol "KTEC". The following table shows the high and low bid prices per share of the Company's common stock by quarter for the two most recent fiscal years ended September 30:

                                         High             Low
                                         ----             ---
                 Fiscal 2000
                 -----------
                     1st Quarter       $10.00             $6.578
                     2nd Quarter        11.188             8.125
                     3rd Quarter         9.875             7.00
                     4th Quarter        10.063             8.25

                 Fiscal 1999
                 -----------
                     1st Quarter        $7.75             $5.25
                     2nd Quarter         9.50              6.125
                     3rd Quarter         9.375             4.75
                     4th Quarter        12.50              5.188

   The sources of these quotations for the Company's common stock were Nasdaq's Summary of Activity(TM) reports and the Nasdaq OnlineSM Internet site.

   The Company had approximately 1,975 beneficial owners of its common stock, of which 195 are of record, as of December 6, 2000.

   The Company has not historically paid dividends on its common or preferred stock. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The current credit facility with the Company's principal domestic bank restricts the payment of dividends on its common stock, other than dividends payable in its stock, or the retirement of any of the Company's outstanding shares or the alteration or amendment of the Company's capital structure without the prior written consent of the bank.

SERIES B CONVERTIBLE PREFERRED STOCK

   Shares of the Company's Series B convertible preferred stock were issued in the merger with AMVC on July 12, 2000 These shares are quoted on the Nasdaq SmallCap Market under the symbol "KTECP". The following table shows the high and low bid prices per share of the Company's Series B convertible preferred stock for the fiscal year ended September 30, 2000:

                                         High             Low
                                         ----             ---
                 Fiscal 2000
                 -----------
                     1st Quarter          N/A             N/A
                     2nd Quarter          N/A             N/A
                     3rd Quarter          N/A             N/A
                     4th Quarter        7.375           6.125

   The sources of these quotations for the Company's Series B convertible preferred stock were Nasdaq's Summary of Activity(TM) reports and the Nasdaq OnlineSM Internet site.

   The Company had approximately 1,750 beneficial owners of its Series B convertible preferred stock, of which 80 are of record, as of December 6, 2000.

   Each whole share of Key Technology Series B convertible preferred stock is:

      o convertible at the election of the holder at any time for 2/3 of a share of Key Technology common stock; or
      o redeemable at the election of the holder after July 12, 2002 for $10.00 in cash; or
      o redeemed by the Company on July 12, 2005, or may be redeemed earlier by the Company if the average closing price of Key Technology common stock exceeds $15.00 per share for 30 consecutive trading days, for $10.00 in cash plus declared and unpaid dividends, if any.

   Upon closing the AMVC acquisition on July 12, 2000, FMC Corporation's option to purchase shares of AMVC common stock was converted into an option to purchase 210,000 shares of Key Technology Series B convertible preferred stock and warrants to purchase 52,500 shares of Key Technology common stock for $2,520,000. This option expires October 14, 2003.

   The Series B convertible preferred stock is not entitled to dividends. If a dividend is declared payable on the outstanding common stock, the holders of Series B convertible preferred stock are entitled to the dividend that would be payable on the common stock into which the Series B could convert. The holders of Series B are entitled to vote on all matters. Series B convertible preferred stock holders vote the number of whole shares of common stock into which the holder's Series B convertible preferred stock could be converted.

SERIES C CONVERTIBLE PREFERRED STOCK

   In connection with the AMVC transaction, shares of AMVC Series B mandatorily redeemable preferred stock held by FMC Corporation were converted into 119,106 shares of Key Technology Series C convertible preferred stock and 29,776 warrants. Each share of Series C convertible preferred stock is convertible at the election of the holder into 1 2/3 shares of Key Technology common stock, and may be redeemed at the election of the holder at any time for $20.00 per share. In addition, the Company is required to redeem any Series C convertible preferred stock remaining outstanding on July 12, 2005 for $20.00 per share. The Series C Convertible preferred stock in not presently traded.

   The Series C convertible preferred stock is not entitled to dividends. If a dividend is declared payable on the outstanding common stock, the holders of Series C convertible preferred stock are entitled to the dividend that would be payable on the common stock into which the Series C could convert. The holders of Series C are entitled to vote on all matters. Series C convertible preferred stock holders vote the number of whole shares of common stock into which the holder's Series C convertible preferred stock could be converted.


WARRANTS

   Warrants were issued in the merger with AMVC on July 12, 2000. These warrants are quoted on the Nasdaq SmallCap Market under the symbol "KTECW". The following table shows the high and low bid prices of the Company's warrants for the fiscal year ended September 30, 2000:

                                         High             Low
                                         ----             ---
                 Fiscal 2000
                 -----------
                     1st Quarter          N/A             N/A
                     2nd Quarter          N/A             N/A
                     3rd Quarter          N/A             N/A
                     4th Quarter        9.875           9.875

   Each whole warrant is exercisable for five years to purchase one share of Key Technology common stock for $15.00. Each whole warrant is redeemable by the holder at any time prior to expiration for $10.00. The warrant holders do not have the right to vote or participate in any other matters as a shareholder. The warrants do not accrue any dividends or interest until exercised and then only to the extent it is exercised. Identical warrants were issued to AMVC common shareholders and the holder of AMVC Series B preferred stock, and may be issued in the future to FMC Corporation upon exercise of its option to purchase Key Technology Series B preferred stock.

ITEM 6. SELECTED FINANCIAL DATA.

   The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2000 has been derived from the audited consolidated financial statements of the Company. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.


                                                       FISCAL YEAR ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------------
                                           2000         1999         1998         1997         1996
                                         ---------    --------     --------     --------     --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS (LOSS) DATA:
Net sales............................     $67,634      $68,028      $53,133      $57,268      $54,341
Cost of sales........................      41,804       42,281       33,838       39,451       33,050
                                         ---------    ---------    ---------    ---------    ---------
Gross profit.........................      25,830       25,747       19,295       17,817       21,291
Operating expenses...................      26,712       21,022       18,085       17,648       15,226
                                         ---------    ---------    ---------    ---------    ---------
Income (loss) from operations........        (882)       4,725        1,210          169        6,065
Other income - net ..................         174          436          179          450        1,061
                                         ---------    ---------    ---------    ---------    ---------
Earnings (loss) before
   income taxes......................        (708)       5,161        1,389          619        7,126
Income tax (benefit) expense.........        (375)       1,632          464          197        2,252
                                         ---------    ---------    ---------    ---------    ---------
Net earnings (loss)..................     $  (333)     $ 3,529      $   925      $   422      $ 4,874
Accretion of mandatorily
   redeemable preferred stock........        (235)           0            0            0            0
                                         ---------    ---------    ---------    ---------    ---------
Net earnings (loss) available to
   common shareholders...............     $  (568)     $ 3,529      $   925      $   422      $ 4,874
                                         =========    =========    =========    =========    =========
Earnings (loss) per share -
   Basic.............................     $ (0.12)     $  0.75      $  0.20      $  0.09      $  1.05
                                         =========    =========    =========    =========    =========
Earnings (loss) per share -
   Diluted...........................     $ (0.12)     $  0.75      $  0.20      $  0.09      $  1.02
                                         =========    =========    =========    =========    =========
Shares used in per share
   calculation - Basic...............       4,723        4,707        4,692        4,674        4,652
                                         =========    =========    =========    =========    =========
Shares used in per share
   calculation - Diluted.............       4,723        4,711        4,721        4,760        4,777
                                         =========    =========    =========    =========    =========




                                                         FISCAL YEAR ENDED SEPTEMBER 30,
                                    ----------------------------------------------------------------------
                                            2000         1999         1998        1997         1996
                                          ---------   ---------     --------    --------     --------
                                                                 (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents and short-
   term investments..................     $ 6,535      $ 6,403      $ 6,333      $ 2,896      $ 9,528
Working capital......................      25,202       22,973       18,949       17,308       17,736
Property, plant and equipment,
   net...............................      13,784        8,582        9,584        9,380        8,703
Total assets.........................      85,417       44,420       39,357       39,441       45,252
Current portion of long-term debt....       3,447          304          579          852          923
Long-term debt, less current
portion..............................      19,483          722        1,103        1,293        1,467
Mandatorily redeemable preferred
   stock and warrants................      17,105            0            0            0            0
Shareholders' equity.................      31,465       32,657       29,315       28,031       27,583


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

   The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and processing and preparation equipment.

   The Company consists of Key Technology, Inc. which directly owns four subsidiaries: Key Technology FSC, Inc., a foreign sales corporation (FSC); Key Holdings USA LLC; Key Technology AMVC LLC; and Ventek, Inc. Key Holdings USA LLC owns Suplusco Holdings B.V., its European subsidiary, which owns Key Technology B.V. Key Technology AMVC LLC owns ALS, Inc. and ARC Netherlands B.V. The Company manufactures products in Walla Walla, Washington; Redmond, Oregon; Eugene, Oregon; Medford, Oregon and Beusichem, The Netherlands. Through the maintenance of its wholly-owned foreign sales corporation subsidiary, Key Technology FSC, Inc., a portion of the Company's domestically originated foreign trade income is exempt from tax at the corporate level.

RESULTS OF OPERATIONS

   For the fiscal years ended September 30, 2000, 1999 and 1998, the Company's net sales were $67.6 million, $68.0 million, and $53.1 million, respectively. Sales of automated inspection systems and parts and service/contracts increased by 13% and 37%, respectively, but was more than offset by decreases in specialized conveying systems and processing and preparation equipment in fiscal 2000 compared to fiscal 1999. Sales for the year ended September 30, 2000 were unfavorably affected by market factors including:

   o Consolidation among food processors which resulted in delayed investments in capital equipment by Key's customers;
   o Softness in the vegetable industry caused by processed inventories carried over from the previous season and lower prices for customers' products;
   o Customers' higher costs of capital due to increased interest rates in the United States, which has delayed certain projects; and
   o The strength of the U.S. dollar on the world markets, which has made U.S.-manufactured goods relatively more expensive to foreign customers.

   The Company did not experience a comparable level of "turn-key" sales in fiscal 2000 that it experienced in fiscal 1999, most notably from the vegetable industry. These turn-key sales incorporate the Company's conveying and processing systems together with other third-party supplied equipment into entire processing lines. Sales by subsidiaries acquired during the third and fourth quarter of fiscal 2000 contributed approximately $6.4 million to the Company's consolidated gross sales in fiscal 2000, of which $6.1 million was in the fourth quarter. In fiscal 2001, the Company anticipates increases in sales due to the acquisitions completed in fiscal 2000, increases in sales to the tobacco industry, increases in sales to international markets and large expansion projects projected by the Company's customers, principally in the french fry industry.

   Net sales in fiscal 1999 increased by 28% compared to fiscal 1998. The increased sales in fiscal 1999 resulted principally from a $6.6 million or 30% increase sales of in specialized conveying systems followed by a 228% increase in process and preparation systems and a 42% increase in parts and service/contracts. Sales of automated inspection systems increased by 4% in fiscal 1999 compared to fiscal 1998. The increases in sales during fiscal 1999 for both the specialized conveying systems and the process and preparation systems resulted principally from sales of larger turn-key processing line systems. The increase in sales of parts and service/contracts in fiscal 1999 compared to 1998 was principally the result of the introduction early in fiscal 1999 of a new multi-level service product offering named UpTime. The increase in sales of automated inspection systems resulted principally from increased sales of AccuScan(R) and ADR systems, partially offset by decreased sales of Tegra systems. Sales of automated inspection systems to European and other international customers increased by 77% in fiscal 1999 compared to fiscal 1998.

   Export and foreign sales accounted for 40%, 46% and 37% of total net sales in fiscal 2000, 1999 and 1998, respectively. An increase in sales to domestic customers of 9% was more than offset by a 12% decrease in sales to foreign customers in fiscal 2000. The largest market for such foreign sales in each of the three fiscal years was to European customers.

   Gross profit was 38%, 38% and 36% of sales in fiscal 2000, 1999 and 1998, respectively. The gross margin, as a percentage of net sales in fiscal 2000 compared to fiscal 1999, benefited from improved margins in automated inspection systems and in parts and service, offset by decreased gross margins in specialized conveying systems and process and preparation systems. Automated inspection system gross margins, as a percent of sales, improved two percentage points in fiscal 2000 over fiscal 1999, principally the result of an 16% decrease in warranty costs, which continued the favorable trend of a 41% decrease in warranty costs in the previous year. In addition, the Ventek products carry a higher margin, which favorably affected the automated inspection systems product group. Decreased specialized conveying system gross margins were principally due to an increase in manufacturing overhead resulting from decreased production volumes between the two comparable periods. The gross margins for parts and service/contracts improved principally as a result of increased volume of higher margin upgrades. Process and preparation system revenues in both fiscal 2000 and 1999 included a variety of third-party supplied equipment and installation services which were sold at very low margins as components of larger processing lines. During fiscal 2000, the third-party supplied products accounted for approximately $1.8 million of $2.8 million in total net sales of process and preparation systems compared to $3.1 million of the $5.5 million in total net sales in fiscal 1999. The Company anticipates that gross margins for fiscal 2001 will improve over those experienced in previous years due to higher margins carried by acquired product lines, efficiencies gained from the manufacture of all automated inspection systems in one facility, and higher volumes and economies of scale that can be achieved as a result of the fiscal 2000 acquisitions.

   Operating expenses increased to $26.7 million in fiscal 2000 from $21.0 million in fiscal 1999 and from $18.1 million in fiscal 1998 and represented 39%, 31% and 34% of net sales in each such year, respectively. Operating expenses increased in fiscal 2000 over fiscal 1999 due to the addition of operating expenses for the acquired companies, a one-time charge of $1.4 million of expenses for acquired in-process research and development, non-recurring integration costs totaling $953,000 and incremental amortization of $643,000 for acquired intangibles. The Company expects that, as a percentage of net sales, total operating expenses in fiscal 2001 should be closer to those experienced prior to fiscal 2000.

   Selling and marketing expenses were $13.0 million in fiscal 2000, $11.1 million in fiscal 1999 and $8.0 million in fiscal 1998, and represented 19%, 16% and 15% of net sales in each such year, respectively. In fiscal 2000, selling and marketing expenses increased 17% over fiscal 1999, principally due to the expenses contributed by the acquisitions. The Company also increased investments in new product promotions related to four new products introduced in fiscal 2000 and expanded sales coverage to European and Latin American markets. Selling and marketing expenses in fiscal 1999 increased 39% compared to fiscal 1998, resulting principally from increased commission expenses related to the higher level of product sales combined with an increased volume and percentage of those sales sold through outside representatives to whom the Company pays higher commission rates, increased staff costs and increased advertising and product promotion expenses. The Company expects to reduce its selling and marketing expenses as a percentage of net sales as a result of reorganization of its sales and distribution channels and an anticipated reduction in investments related to new product introductions.

   Research and development expenses increased in fiscal 2000 to $5.5 million from $4.3 million in fiscal 1999 and $4.8 million in fiscal 1998, and represented 8%, 6% and 9% of net sales in each such year, respectively. Research and development expenses in fiscal 2000 increased by approximately 29% compared to 1999 principally due to expenses contributed by acquisitions. Research and development expenses in fiscal 1999 decreased by approximately 10% compared to 1998 as a result of an increased level of engineering costs charged to cost of sales as a direct result of the increased sales volume, particularly in the Company's specialized conveying product group. However, research and development expenses related to new product development projects increased by 7% in fiscal 1999 compared to fiscal 1998 as a result of activities devoted to developing the new fourth generation ADR product and new specialized conveying system products. The Company expects research and development expenses, as a percentage of fiscal 2001 net sales, to approximate fiscal 2000 levels. Activities in fiscal 2001 will focus on continuing to extend the capabilities and applications of the technologies contained in Tegra and Prism, and continuing to develop new specialized conveying system products.

   General and administrative expenses increased to $5.9 million in fiscal 2000 from $5.4 million in fiscal 1999 and $5.0 million in fiscal 1998, and represented 9%, 8% and 9% of net sales in each such year, respectively. General and administrative expenses increased in fiscal 2000 by approximately 10% compared to fiscal 1999 principally due to expenses contributed by acquisitions. During fiscal 1999, general and administrative expenses increased approximately 7% compared to fiscal 1998 due principally to increased incentive compensation related to the Company's increased level of profitability and increased consulting and professional service expenses, partially offset by decreased costs for doubtful accounts receivable. As a percentage of net sales, the Company expects general and administrative expenses in fiscal 2001 to approximate those levels experienced in previous years.

   The increase in amortization of intangibles and the one-time charge for acquired in-process research and development costs are due to the acquisitions completed during fiscal 2000. The Company obtained independent appraisals of the fair market value of the intangible assets acquired. Acquired intangible assets, including goodwill, patents, existing technologies and established customer base, are amortized over the shorter of their remaining lives or periods of 10 to 15 years. A one-time charge of $1.4 million associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the acquisition of AMVC in the Company's fourth quarter of fiscal 2000.

   Other income and expense includes interest income and expense, royalty income and other income from miscellaneous sources. Net interest expense in fiscal 2000 was $29,000 compared to net interest income of $210,000 in fiscal 1999 and $88,000 in fiscal 1998. Decreased net interest income in fiscal 2000 compared to fiscal 1999 resulted from increased interest expense on long-term debt arising from the acquisitions in the third and fourth quarter of fiscal 2000, partially offset by interest earnings on invested cash equivalents and short-term investments. During fiscal 2000, the Company received royalty payments of $110,000 compared to total royalty income of $77,000 in fiscal 1999 and $62,000 in fiscal 1998. As part of a settlement agreement entered into during 1997, the Company may receive royalty payments through 2001 related to the sale of certain equipment to a selected market. The payment may be reduced by a percentage of the purchases of equipment from the Company by the other party. The Company recognized royalty income from this agreement of $71,000 in fiscal 2000, $26,000 in fiscal 1999 and $7,000 in fiscal 1998. During fiscal 2000, the Company recognized foreign currency conversion losses totaling $407,000 on cash and accounts receivable held primarily in Euros and Dutch guilders. This compares to foreign currency conversion gains of $58,000 in fiscal 1999 and $61,000 in fiscal 1998.

   The Company's effective income tax rate was a tax benefit of 53.0% in fiscal 2000 and tax expense of 31.6%, and 33.5% for fiscal 1999 and 1998, respectively. The effective tax benefit or tax expense rate varies from the statutory rate of 34% due to permanent differences in tax obligations arising from activities of the FSC, research and development tax credits, and other permanent differences. The larger variance from statutory rates in fiscal 2000 compared to fiscal 1999 and fiscal 1998 is principally due to the taxable net loss reported for the latter period compared to larger taxable net earnings for the previous fiscal years.

   Net loss after tax was $333,000 in fiscal 2000 compared to net earnings of $3.5 million in fiscal 1999 and $925,000 in fiscal 1998. Basic and diluted net loss per share was $0.12 compared to earnings per share of $0.75 and $0.20 in fiscal years 1999 and 1998, respectively. The net loss of $333,000, or $0.12 per share, for the year ended September 30, 2000 included merger-related and one-time acquisition costs of $3.0 million, or $1.9 million after tax. Excluding merger-related and one-time acquisition charges, net earnings would have been $1.6 million or $0.29 per share for the year ended September 30, 2000. The decrease in net earnings in fiscal 2000 compared to fiscal 1999 was principally due to decreased sales volume in the Company's core business and the one-time acquisition costs and amortization related to acquisitions. The increase in net earnings in fiscal 1999 compared to 1998 resulted principally from the increased gross margins due to the increased level of sales, decreased warranty expenses, and decreased manufacturing costs as a percentage of sales.

   The anticipated return on the Company's acquisitions during fiscal 2000 is dependent upon maintaining and growing total revenues of the combined organization at or above those experienced by the separate companies prior to acquisition and merger and achieving cost reductions of $4 to $5 million in manufacturing and operating expense categories. A significant shortfall of actual results compared to anticipated results could have an adverse effect the Company's results of operations. Although the Company has begun to experience cost savings in fiscal 2000, market, economic or other factors may adversely intervene. There can be no assurance that the Company will achieve its revenue growth or cost savings objectives.

LIQUIDITY AND CAPITAL RESOURCES

   During fiscal 2000, net cash provided by operating activities totaled $4.3 million compared to $1.9 million and $5.1 million in fiscal 1999 and 1998, respectively. During fiscal 2000, cash provided by operating activities was affected by a decrease in accounts receivable totaling $4.1 million that resulted principally from a decrease in sales volume and improved accounts receivable management, compared to cash used due to an increase in accounts receivable totaling $3.8 million during fiscal 1999, due principally to an increase in sales volume. Accounts receivable balances during fiscal 1998 decreased, and cash increased, by $1.6 million. Operating activities during 2000 provided $1.3 million in cash from a decrease in inventory compared to $2.1 million used to fund an increase in inventories in fiscal 1999 and $1.2 million provided from a decrease in inventories in 1998. Decreases in trade accounts payable, accrued payroll liabilities, accrued income taxes and other accrued liabilities, partially offset by an increase in prepaid expenses, utilized cash totaling $6.4 million during fiscal 2000. By comparison, the Company was provided cash totaling $2.0 million in fiscal 1999 by increases in trade accounts payable, accrued payroll liabilities and accrued income taxes, partially offset by a decrease in accrued customer support and warranty costs. The Company used cash during 1998 in the amounts of $846,000 to decrease trade accounts payable balances and accrued customer support and warranty costs and to pay accrued income taxes and certain accrued payroll liabilities which had been accrued in previous fiscal years.

   Net cash resources from investing activities totaling $16.2 million were used to acquire AMVC and Farmco during the third and fourth
quarters of fiscal  2000, and   $2.2 million,  $1.3 million  and  $2.0
million were used to fund the acquisition of capital equipment during 2000, 1999 and 1998, respectively. At September 30, 2000, the Company had no material commitments for capital expenditures. During fiscal 1998, the Company received net cash resources totaling $653,000 from the sale of a previously vacated facility. Net proceeds of $1.0 million arising from the sale and purchase of short-term investments in fiscal 2000 compared to net investments of $984,000 to purchase short-term investments in fiscal 1999 and no such investments in fiscal 1998.

   The Company's cash flows from financing activities were affected by the repayment of long-term debt during fiscal 2000, 1999 and 1998 totaling $2.8 million, $539,000, and $904,000, respectively. Separately, cash flows from the issuance of long-term debt totaled $18.2 million for fiscal 2000 with no such issuance in fiscal 1999 and $409,000 in fiscal 1998. Proceeds from the issuance of common stock under the Company's employee stock option and stock purchase plans during fiscal 2000, 1999 and 1998 totaled $146,000, $77,000 and $137,000, respectively. During fiscal 2000, the Company redeemed for cash warrants totaling $703,000. There were no such redemptions in fiscal 1999 and 1998.

   The Company's facility with a domestic commercial bank provides for operating lines of credit of up to $22.7 million in three components. The first component is an unsecured operating line of up to $4.5 million which expires February 1, 2001. At September 30, 2000 the Company had no borrowings under this credit line. The second component is a revolving credit agreement of up to $10.0 million, secured by business personal property, with a variable interest rate, due in quarterly installments until May 2007. The Company had borrowings of $10.0 million under this agreement at September 30, 2000. The third component is a revolving credit agreement of up to $8.15 million, secured by business personal property, with a variable interest rate, due in quarterly installments until July 2008. The Company had borrowings of $8.15 million under this agreement at September 30, 2000. The authorized borrowing limits of the revolving credit agreements were reduced by a total of $250,000 on September 30, 2000 and will reduce by a total of $500,000 each quarter thereafter beginning December 31, 2000. The Company also maintains a credit facility with a Dutch bank providing for operating lines of credit totaling up to approximately $600,000, which are available to the Company's subsidiaries in the Netherlands. At September 30, 2000, the Company had no borrowings under this credit facility.

   The domestic credit accommodation and the mortgage note payable contain covenants which require certain levels of tangible equity, working capital, ratios of current assets to current liabilities, or debt to equity. The Company was not in compliance with certain covenants at September 30, 2000. The Company has obtained temporary waivers of these covenants and has negotiated modifications of the covenants to provide latitude in meeting certain covenants in the future.

   The Company's operating, investing and financing activities during fiscal 2000 resulted in increases in cash and cash equivalents totaling $1.0 million, compared to a decrease totaling $914,000 in 1999 and an increase totaling $3.4 million in 1998. The balance of cash and cash equivalents totaled $6.4 million, $5.4 million and $6.3 million at the end of fiscal 2000, 1999 and 1998, respectively. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future internal growth.

   Pursuant to the terms of conversion or redemption of the Company's preferred stock and warrants, the Company has contingent cash requirements through fiscal 2005 for possible redemption of these securities. The maximum cash that could be required totals $17.1 million. The redemption of securities is at the option of the security holders until July 12, 2005, at which date any outstanding unconverted preferred stock is mandatorily redeemed by the Company. The market price of the Company's common stock will determine timing and occurrence of redemption of these securities. A price of $15.00 per share or more on or prior to July 12, 2002 could motivate holders to convert their preferred stock to common stock. At December 6, 2000, holders of 216,605 warrants of the 365,222 warrants issued had redeemed for cash their warrants at $10 each.
If the Company is not able to sustain operating cash through normal operations or were required to redeem for cash the preferred stock and remaining warrants, it may have to rely on additional debt or equity financing. There can be no assurance the Company would be able to obtain future financing on terms satisfactory to the Company.

THE EURO CONVERSION

   On January 1, 1999, certain member countries of the European Union, including the Netherlands, established fixed conversion rates between their existing sovereign (legacy) currencies and the Euro, leading to the adoption of the Euro by these countries as their common legal currency. The information systems of the Company's European subsidiary, Key Technology B.V., currently accommodates multiple currency transactions and has integrated Euro denominated transactions with no difficulty. Key Technology began implementing a conversion of its business systems to the Euro concurrent with the start of the Company's fiscal 2000 year. The Company expects to complete the conversion during its fiscal year 2001, well before January 1, 2002 when the legacy currencies may no longer be legal tender.


ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. Dollar against the Euro and the Dutch guilder.

   The terms of sales to European customers by Key Technology B.V., the Company's European subsidiary, are typically denominated in either Euros, U.S. Dollars, Dutch guilders or to a far lesser extent, the respective legacy currencies of its European customers. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At September 30, 2000, the Company was not a party to any currency hedging transaction.

   During the Company's fiscal 2000, the Euro and the Dutch guilder, the latter normally a stable currency, lost 21% of their respective values against the U.S. dollar. The majority of this currency exchange movement occurred in the last six months of the Company's fiscal year. The effect of the stronger dollar on the operations and financial results of the Company were:

   o Margins on automated inspection systems sold into Europe were decreased approximately 3% as the Company continued a Euro-based pricing model to maintain market share against European manufacturers.
   o Translation adjustments of $770,000, net of income tax, were recognized as a component of Comprehensive Loss in the Company's Statement of Shareholders' Equity as a result of converting the guilder denominated balance sheet of Key Technology into U.S. dollars.

   o Foreign exchange losses of $407,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of guilder and Euro denominated receivables and cash carried on the balance sheet of the U.S. operations.

Among the factors influencing the strength of the U.S. dollar on the world market were the general strength of the U.S. economy, the relatively high interest rates in the U.S. and continuing economic weakness in some economies of countries comprising the European Union. The Company expects to continue to experience adverse effects from the relative strength of the U.S. dollar on business outside of the United States, if factors supporting the strong U.S. dollar do not reverse themselves to levels experienced in earlier years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Title                                                             Page
         -----                                                             ----

         Independent Auditors' Report...................................    25

         Consolidated Balance Sheets at September 30, 2000 and 1999.....    26

         Consolidated Statements of Earnings (Loss) for the three
            years ended September 30, 2000..............................    28

         Consolidated Statements of Shareholders' Equity for the
            three years ended September 30, 2000........................    29

         Consolidated Statements of Cash Flows for the three years
            ended September 30, 2000....................................    30

         Notes to Consolidated Financial Statements.....................    32

         Supplementary Data.............................................    45

INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Key Technology, Inc.
Walla Walla, Washington


We have audited the accompanying consolidated balance sheets of Key Technology, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of earnings (loss), shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP

Portland, Oregon
November 13, 2000
(December 14, 2000 as to information in Note 6)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS)
--------------------------------------------------------------------------------

ASSETS                                                          2000       1999

CURRENT ASSETS:
  Cash and cash equivalents                                  $ 6,427    $ 5,419
  Short-term investments                                         108        984
  Trade accounts and notes receivable, net                     9,426     10,762
  Inventories                                                 22,011     14,618
  Deferred income taxes                                        1,699      1,182
  Prepaid expenses and other assets                            2,372      1,049
                                                             ---------  --------
         Total current assets                                 42,043     34,014

PROPERTY, PLANT, AND EQUIPMENT, Net                           13,784      8,582

DEFERRED INCOME TAXES                                          1,237        207

OTHER ASSETS                                                     445          2

GOODWILL AND OTHER INTANGIBLES, Net                           27,908      1,615
                                                             ---------  --------
TOTAL                                                        $85,417    $44,420
                                                             =========  ========

                                                                    (Continued)














                See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
(IN THOUSANDS, EXCEPT SHARES)
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                            2000       1999

CURRENT LIABILITIES:
  Accounts payable                                           $ 3,843    $ 2,753
  Accrued payroll liabilities and commissions                  3,972      3,801
  Accrued customer support and warranty costs                    947        797
  Income tax payable                                             185        507
  Other accrued liabilities                                    1,790      1,344
  Customers' deposits                                          2,657      1,535
  Current portion of long-term debt                            3,447        304
                                                             ---------  --------
         Total current liabilities                            16,841     11,041

LONG-TERM DEBT                                                19,483        722

DEFERRED INCOME TAXES                                            523          -

COMMITMENTS AND CONTINGENCIES (Note 7)                             -          -

MANDATORILY REDEEMABLE PREFERRED STOCK (Note 8)               14,156          -

WARRANTS (Note 8)                                              2,949          -

SHAREHOLDERS' EQUITY:
  Preferred stock - no par value; 5,000,000 shares
    authorized; none issued and outstanding                        -          -
  Common stock - no par value; 15,000,000 shares
    authorized; 4,733,560 and 4,713,995 issued and
    outstanding 2000 and 1999, respectively                    9,329      9,183
  Retained earnings                                           23,370     23,938
  Accumulated comprehensive loss                              (1,234)      (464)
                                                             ---------  --------
         Total shareholders' equity                           31,465     32,657
                                                             ---------  --------
TOTAL                                                        $85,417    $44,420
                                                             =========  ========

                                                                    (Concluded)










                See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
THREE YEARS ENDED SEPTEMBER 30, 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------


                                                    2000       1999       1998

NET SALES                                        $67,634    $68,028    $53,133

COST OF SALES                                     41,804     42,281     33,838
                                                 ---------  ---------  ---------

      Gross profit                                25,830     25,747     19,295
                                                 ---------  ---------  ---------

OPERATING EXPENSES:
  Selling                                         12,970     11,125      8,025
  Research and development                         5,521      4,282      4,781
  General and administrative                       5,907      5,378      5,042
  Amortization of intangibles                        914        237        237
  In-process research and development              1,400          -          -
                                                 ---------  ---------  ---------
      Total operating expenses                    26,712     21,022     18,085
                                                 ---------  ---------  ---------
INCOME (LOSS) FROM OPERATIONS                       (882)     4,725      1,210
                                                 ---------  ---------  ---------

OTHER INCOME (EXPENSE):
  Royalty income                                     110         77         62
  Interest income                                    398        318        227
  Interest expense                                  (427)      (108)      (139)
  Other, net                                          93        149         29
                                                 ---------  ---------  ---------
            Total other income - net                 174        436        179
                                                 ---------  ---------  ---------
Earnings (loss) before income taxes                 (708)     5,161      1,389

Income tax (benefit) expense                        (375)     1,632        464
                                                 ---------  ---------  ---------

NET EARNINGS (LOSS)                                 (333)     3,529        925

Accretion of mandatorily redeemable preferred
  securities (Note 8)                               (235)         -          -
                                                 ---------  ---------  ---------
Net earnings (loss) available to common
shareholders                                     $  (568)   $ 3,529    $   925
                                                 =========  =========  =========
EARNINGS (LOSS) PER SHARE - Basic                $ (0.12)   $  0.75    $  0.20
                                                 =========  =========  =========
EARNINGS (LOSS) PER SHARE - Diluted              $ (0.12)   $  0.75    $  0.20
                                                 =========  =========  =========
SHARES USED IN PER SHARE CALCULATION - Basic       4,723      4,707      4,692
                                                 =========  =========  =========
SHARES USED IN PER SHARE CALCULATION - Diluted     4,723      4,711      4,721
                                                 =========  =========  =========


                See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2000
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------

                                         COMMON STOCK
                                       -----------------                    ACCUMULATED
                                                             RETAINED      COMPREHENSIVE
                                       SHARES     AMOUNT     EARNINGS         INCOME(LOSS)     TOTAL
                                     ----------  ---------   --------        ---------        --------

 Balance at October 1, 1997           4,684,446     $8,969    $19,484          $  (422)        $28,031

Components of comprehensive
income:
 Net earnings                                                     925                              925
 Comprehensive income - foreign
 currency translation adjustment,
 net of tax                                                                        222             222
                                                                                              --------
      Total comprehensive income                                                                 1,147
                                                                                              --------
Issuance of common stock upon
exercise of stock options                 6,472         51          -                -              51

Issuance of stock for Employee
Stock Purchase Plan                      10,581         86          -                -              86
                                     ----------  ---------   --------        ---------        --------

Balance at September 30, 1998         4,701,502      9,106     20,409             (200)         29,315

Components of comprehensive
income:
 Net earnings                                                   3,529                            3,529
 Comprehensive loss - foreign
 currency translation adjustment,
 net of tax                                                                       (264)           (264)
                                                                                              --------
      Total comprehensive income                                                                 3,265
                                                                                              --------

Issuance of common stock upon
 exercise of stock options                  100          1          -                -               1

Issuance of stock for Employee
 Stock Purchase Plan                     12,393         76          -                -              76
                                     ----------  ---------   --------        ---------        --------
Balance at September 30, 1999         4,713,995      9,183     23,938             (464)         32,657

Components of comprehensive
income:
 Net loss                                                        (333)                            (333)
 Comprehensive loss - foreign
 currency translation adjustment,
 net of tax                                                                       (770)           (770)
                                                                                              --------
      Total comprehensive loss                                                                  (1,103)
                                                                                              --------
 Accretion of mandatorily
 redeemable preferred stock                                      (235)                            (235)

Issuance of common stock upon
 exercise of stock options               11,500         85          -                -              85

Issuance of stock for Employee
 Stock Purchase Plan                      8,065         61          -                -              61
                                     ----------  ---------   --------        ---------        --------
Balance at September 30, 2000         4,733,560     $9,329    $23,370          $(1.234)        $31,465
                                     ==========  =========   ========        =========        ========



                See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                     2000       1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                             $  (333)   $ 3,529    $   925
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
     Foreign currency exchange (gain) loss            407        (58)       (61)
     Depreciation and amortization                  3,311      2,371      2,187
     In-process research and development            1,400          -          -
     Deferred income taxes                            518        (30)         7
     Deferred rent                                     31         42         50
     Bad debt expense (recoveries)                   (103)      (117)       156
  Changes in assets and liabilities:
      Trade accounts and notes receivable           4,144     (3,768)     1,626
      Inventories                                   1,290     (2,125)     1,230
      Prepaid expenses and other current assets    (1,184)      (452)         1
      Accounts payable                               (686)       354        (85)
      Accrued payroll liabilities and commissions    (657)     1,665       (194)
      Accrued customer support and warranty costs     (24)      (246)       (86)
      Income taxes payable                           (314)       256       (481)
      Other accrued liabilities                    (3,441)       280       (121)
      Customers' deposits                             (18)       189        (64)
      Other                                           (46)         -          6
                                                  ---------  ---------  --------
         Cash provided by operating activities      4,295      1,890      5,096
                                                  ---------  ---------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments      3,500          -          -
  Purchases of short-term investments              (2,519)      (984)         -
  Proceeds from sale of property                        -          -        653
  Purchases of property, plant, and equipment      (2,168)    (1,338)    (2,032)
  Cash paid for acquired companies, net of cash   (16,208)         -          -
   acquired                                       ---------  ---------  --------
         Cash used in investing activities        (17,395)    (2,322)    (1,379)
                                                  ---------  ---------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock              146         77        137
  Payments on long-term debt                       (2,750)      (539)      (904)
  Proceeds from issuance of long-term debt         18,150          -        409
  Redemption of warrants                             (703)         -          -
                                                  ---------  ---------  --------
         Cash provided (used in)
          financing activities                     14,843       (462)      (358)
                                                  ---------  ---------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH              (735)       (20)        78
                                                  ---------  ---------  --------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     $ 1,008    $  (914)   $ 3,437

                                                                    (Continued)


                See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2000
(AMOUNTS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                     2000       1999       1998
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                     $ 1,008    $  (914)   $ 3,437

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR        5,419      6,333      2,896
                                                  ---------  ---------  --------
CASH AND CASH EQUIVALENTS, END OF YEAR            $ 6,427    $ 5,419    $ 6,333
                                                  =========  =========  ========

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
      Cash paid during the year for interest      $   344    $   148    $   256
      Cash paid during the year for income taxes      880      1,408        800

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
      Equipment obtained through capital leases   $    96    $     -    $     -
      Noncash portion of acquisitions (assumption
      of liabilities and issuance of mandatorily
      redeemable preferred stock and warrants)    $33,249    $     -    $     -

                                                                    (Concluded)
















                See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2000
--------------------------------------------------------------------------------


1.  THE COMPANY AND CURRENT YEAR ACQUISITIONS

     Key Technology, Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment. The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries, Key Technology Holdings USA LLC, Advanced Machine Vision Corporation ("AMVC") and Key Technology FSC, Inc., a foreign sales corporation (FSC). Suplusco Holding B.V., a wholly-owned European subsidiary of Key Technology Holdings USA LLC includes the accounts of KEY/Superior B.V. AMVC includes the accounts of SRC Vision, Inc. and its wholly-owned European subsidiary, SRC Vision B.V., Ventek, Inc., ARC Netherlands B.V. (inactive) and Applied Laser Systems, Inc. (inactive). Farmco, Inc. and its sister company, Ro-Tech, Inc. (collectively, "Farmco") were merged into the accounts of Key Technology, Inc. All significant intercompany accounts and transactions have been eliminated.

     ACQUISITIONS - Effective June 1, 2000, the Company acquired all the outstanding stock of Farmco. The purchase price was $5,040,000. The Company financed the cash purchase price from cash on hand, short-term investments and existing lines of credits. The acquisition was accounted for as a purchase and Farmco's results of operations for the period subsequent to the acquisition have been included in the Company's Consolidated Statements of Earnings for the year ended September 30, 2000. On September 29, 2000 these legal entities were statutorily dissolved and merged with the Company. The purchase price has been allocated to the assets and liabilities of Farmco based on their estimated fair values. Based on these estimates, the Company recorded approximately $1,950,000 million of goodwill in its consolidated balance sheet at September 30, 2000, which is being amortized on a straight-line basis over 15 years. Assets and liabilities acquired were as follows (in thousands):

       Fair value of assets acquired:
         Tangible assets                                             $1,420
         Patents/developed technologies and                           5,091
         goodwill
       Cash paid for common stock, less cash                         (4,587)
       acquired of $453
                                                                     -------

           Liabilities assumed                                       $1,924
                                                                     =======

    The amortization period for patents/developed technologies is ten years. The product lines associated with theses assets are expected to continue to generate revenues for an extended period of time.

    Effective July 12, 2000, the Company acquired all the outstanding stock of AMVC. The Company financed the purchase of outstanding common stock and preferred stock by issuing $11,539,000 of Series B convertible preferred stock, $2,382,000 of Series C convertible preferred stock, $3,652,000 of warrants, and by paying cash of $11,621,000. The acquisition was accounted for as a purchase and AMVC's operations for the period subsequent to the acquisition have been included in the Company's consolidated statements of earnings for the year ended September 30, 2000. The purchase price has been allocated to the assets and liabilities of AMVC based on their estimated fair values. Based on these estimates, the Company recorded approximately $5,700,000 million of goodwill in its Consolidated Balance Sheet at September 30, 2000, which is being amortized on a straight-line basis over 15 years. Assets and liabilities acquired were as follows (in thousands):

       Fair value of assets acquired:
         Tangible assets                                           $17,086
         Patents/developed technologies,
         in-process research
         And development costs and goodwill                         23,519
         Deferred tax assets acquired                                2,341
                                                                   ---------

           Fair value of assets acquired                            42,946

       Less:
         Cash paid for stock, less cash acquired                    11,621
         of $2,877
         Mandatorily redeemable preferred stock
         issued (both Series B and Series C)                        13,921
         Warrants issued                                             3,652
                                                                   ---------

           Liabilities assumed                                     $13,752
                                                                   =========

    The Company obtained independent appraisals of the fair market value of the intangible assets to be acquired. The Company identified eight significant categories of projects under development at the date of the acquisition which had not been proven technologically feasible or had not generated revenue as of the date of the evaluation. These projects are expected to generate revenue in the near future. A one-time charge of $1.4 million associated with the write-off of acquired in-process research and development related to these projects was recorded upon closing of the transaction.

    The Company identified eleven product catagories which were proven technologically feasible and are classified as patents/developed technologies. The amortization period for these assets is ten years. The product lines associated with these assets are expected to continue to generate revenues for an extended period of time.

    Pro forma combined statements of operations data, presented as if the mergers had occurred on October 1 of each year are as follows (dollars in thousands, except per share data):

                                                               SEPTEMBER 30,
                                                               -------------
                                                              2000 *    1999

        Net sales                                           $87,868    $96,482
        Net earnings (loss)                                  (3,749)     1,227
        Accretion of mandatorily redeemable preferred          (940)      (940)
        stock
        Net earnings (loss) available to common              (4,689)       287
        shareholders
        Pro forma net earnings (loss) per share               (0.99)      0.06
        Pro forma weighted average shares outstanding         4,723      4,707

    * PRO FORMA RESULTS FOR 2000 INCLUDE THE $1.4 MILLION CHARGE FOR IN-PROCESS RESEARCH AND DEVELOPMENT RESULTING FROM THE ACQUISITION OF AMVC.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    REVENUE RECOGNITION - Sales revenue net of allowances is generally recognized at the time equipment is shipped to customers or when title passes or in the case of trial units, upon the customers' acceptance of the product. Revenue from maintenance and support contracts is recognized ratably over the period the service is provided. Revenue from other service contracts is recognized at the time the service is provided. Upon receipt of an order, the Company generally receives a deposit which is recorded as customers' deposits. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. An allowance for credit losses is provided based upon historical experience and anticipated losses.

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

    PROPERTY, PLANT, AND EQUIPMENT are recorded at cost and depreciated over estimated useful lives on the straight-line method. The range in lives for the assets is as follows:
                                                                     YEARS
                                                                     -----
        Buildings and improvements                                   7 to 40
        Manufacturing equipment                                      5 to 10
        Office equipment, furniture, and fixtures                    3 to 7

    GOODWILL AND OTHER INTANGIBLES - Goodwill is amortized over the estimated useful lives of the related goodwill or 15 years, whichever is shorter. Patent costs are amortized over the estimated useful lives of the related patents or 17 years, whichever is shorter. Management periodically evaluates the recoverability of goodwill and other intangibles based upon current and anticipated net income and undiscounted future cash flows. Amortization of goodwill and other intangibles was $914,000, $237,000, and $237,000 for the years ended September 30, 2000, 1999, and 1998, respectively.

    OTHER ASSETS - Other assets include approximately $280,000 of a note receivable due from a director of the Company at September 30, 2000.

    ACCRUED CUSTOMER SUPPORT AND WARRANTY COSTS - The Company provides customer support services consisting of installation and training to its customers. The Company also provides a warranty on its products for one to two years following the date of shipment. Management establishes a reserve for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience and estimates such costs for related new products where experience is not available. The provision of customer support and warranty costs is charged to cost of sales at the time such costs are known or estimable.

    INCOME TAXES - Deferred income taxes are provided for the effects of temporary differences arising from differences in the reporting of revenues and expenses for financial statement and income tax purposes under the asset and liability method using currently enacted tax rates.

    FOREIGN CURRENCY TRANSLATION - Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date. Translation adjustments are shown separately in shareholders' equity. Revenues, costs, and expenses are translated using an average rate. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of earnings.

    IMPAIRMENT OF LONG-LIVED ASSETS - The Company evaluates its long-lived assets for financial impairments and will continue to evaluate them if events or changes in circumstance indicate the carrying amount of such assets may not be fully recoverable.

    ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    FINANCIAL INSTRUMENTS - Statement of Financial Accounting Standards ("SFAS") No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the estimated fair value of financial instruments. The carrying value of the Company's cash and cash equivalents, short-term investments, accounts and notes receivable, trade payables, and other accrued liabilities approximates their estimated fair values due to the short maturities of those instruments.

    EARNINGS PER SHARE - Basic earnings (loss) per share ("EPS") has been computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net earnings (loss) available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, and the if-converted method for mandatorily redeemable preferred stock, if the common equivalent shares were not anti-dilutive. In the current year, all common stock equivalents were anti-dilutive. Net earnings (loss) for the calculation of both basic and diluted EPS is the same for each period presented. The calculation of the weighted average outstanding shares is as follows (in thousands):

                                                 2000         1999        1998

        Weighted average shares outstanding -
        basic                                   4,723        4,707       4,692
        Common stock options and warrants           -            4          29
                                                -----        -----       -----
        Weighted average shares outstanding -
        diluted                                 4,723        4,711       4,721
                                                =====        =====       =====

    Options to purchase 724,833 shares of common stock were outstanding as of September 30, 2000, but were not included in the computation of diluted EPS for the year then ended because the options were antidilutive. These options expire on dates beginning May 2003 through February 2010. For the years ended September 30, 1999 and 1998, options for 509,183 and 467,250 shares, respectively, of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock. Common equivalent shares of 1,091,543 and 294,551 from assumed conversion of mandatorily redeemable preferred stock and warrants, respectively, were not included in the computation of diluted EPS due to antidilution.


    FUTURE ACCOUNTING CHANGES - In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The implementation of this statement has been postponed by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133. SFAS No. 137 has postponed implementation of SFAS No. 133 until fiscal year ending September 30, 2001. Currently, this statement is not applicable under the Company's current operating condition.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which, as amended, the Company is required to implement beginning June 1, 2001. This statement emphasizes that revenue cannot be recognized until realized or realizable. Management believes this statement will have an immaterial affect on the financial statements.

3.  TRADE ACCOUNTS AND NOTES RECEIVABLE

    Trade accounts and notes receivable consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                         -----------------------
                                                              2000      1999

      Trade accounts and notes receivable                  $ 9,847    $11,098
      Allowance for doubtful accounts                         (421)      (336)
                                                           ---------  ---------

         Total trade accounts and notes receivable, net    $ 9,426    $10,762
                                                           =========  =========

4.  INVENTORIES

    Inventories consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                         -----------------------
                                                            2000      1999

      Purchased components and raw materials               $ 7,964    $ 6,202
      Sub-assemblies                                         2,941      1,851
      Work-in-process                                        4,343      3,481
      Finished goods                                         6,763      3,084
                                                           ---------  ---------
            Total inventories                              $22,011    $14,618
                                                           =========  =========

5.  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment consist of the following (in thousands):

                                                              SEPTEMBER 30,
                                                         -----------------------
                                                            2000      1999

      Land                                                 $ 1,768    $   230
      Buildings and improvements                             7,364      3,233
      Manufacturing equipment                               11,213      9,223
      Office equipment, furniture, and fixtures             11,657      8,012
      Equipment purchases in process                           433        106
                                                           ---------  ---------

                                                            32,435     20,804
      Accumulated depreciation                             (18,651)   (12,222)
                                                           ---------  ---------
            Total property, plant, and equipment - net     $13,784    $ 8,582
                                                           =========  =========

6.  FINANCING AGREEMENTS

    The Company has a domestic credit accommodation with a commercial bank which provides for an unsecured operating line up to $4,500,000 and revolving credit loans of up to $18,150,000. The authorized borrowing limits of the revolving credit loans were reduced by a total of $250,000 on September 30, 2000 and will reduce by a total of $500,000 each quarter thereafter beginning December 31, 2000. The unsecured operating line expires February 1, 2001. The credit facilities carry interest rates based upon either the lender's prime rate less certain basis points, the Federal Funds Borrowing Rate plus certain basis points or the LIBOR rate plus certain basis points. The spread is determined by the performance of the Company as reviewed quarterly by the lender. The selection of the interest rate can be changed from time-to-time by the Company. At September 30, 2000 the Company used the Federal Funds Borrowing Rate which was 8.0% for the operating line and 8.1% for the revolving credit loans.

    The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit up to 1.5 million guilders or approximately $600,000 at an interest rate of 7.00%. Collateral for this credit facility is certain receivables and inventories of the Company's Dutch subsidiaries and a guarantee provided by the Company. At September 30, 2000 and 1999, there were no borrowings outstanding.

    Long-term debt consists of the following (in thousands):

                                                              SEPTEMBER 30,
                                                         -----------------------
                                                              2000      1999
   Revolving credit agreement, variable interest rate,
     due in quarterly Installments until May 2007,
     secured by business personal property                 $10,000    $      -

   Revolving credit agreement, variable interest rate
     through July 2008, secured by business personal
     property.                                               8,150           -

   Mortgage note payable, interest of 8.3%, due in
     monthly principal and interest installments through
     May 2008, secured by specific property, plant, and
     equipment.                                              2,905           -

   Notes payable, interest rate of 11.25%, due in quarterly
     interest Installments through April 2001.  The
     principal amount is payable In April 2001.                900           -

   Note payable, interest rate of 6%, due in quarterly
     principal and interest installments through October 2006,
     secured by certain Land and buildings.                    400         563

   Note payable to Veneer Technology, Inc. (which is owned
     by a director and certain employees of the Company)
     interest of 6.75%, due in July 2001.                      250           -

   Note payable, interest rate of 5.625%, due in quarterly
     principal and Interest installments through October 2001,
     secured by receivables.                                   100         218

   Unsecured borrowing through assignment of lease with
     limited Recourse through July 2001.                         -         222

   Capital leases, interest rates between 6% and 11%, due
     in principal and interest installments through June 2003,
     secured by certain office equipment.                      225          23
                                                           ----------- ---------
                                                            22,930       1,026
   Current portion                                          (3,447)       (304)
                                                           -----------  --------
        Total long-term debt                               $19,483      $  722
                                                           ===========  ========

    Principal payments on long-term debt are as follows (in thousands):

        YEAR ENDING
       SEPTEMBER 30,
       -------------

           2001                                                        $ 3,447
           2002                                                          2,231
           2003                                                          2,137
           2004                                                          2,123
           2005                                                          2,128
         Thereafter                                                     10,864
                                                                       --------
                 Total                                                 $22,930
                                                                       ========

    Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 2000 approximates carrying value.

    The domestic credit accommodation and the mortgage note payable contain covenants which require certain levels of tangible equity, working capital, ratios of current assets to current liabilities, or debt to equity. The Company was not in compliance with certain covenants at September 30, 2000. The Company has obtained temporary waivers of these covenants.


7.  LEASES

    The Company has agreements with the Port of Walla Walla to lease two operating facilities which expire in 2010. The Company currently has the option to purchase the land and plant under one of the agreements. The purchase price is determined by reducing the original plant construction costs of approximately $8,800,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease. The Company has also leased two operating facilities in Oregon which expire in 2002 and 2003. One of the facilities is owned by a current employee of the Company. The Company has leased an operating facility in The Netherlands, which expires in 2008.

    Rental expense is recognized on a straight-line basis over the term of the lease. Rental expense for the Company's operating leases referred to above was $1,178,000 for the year ended September 30, 2000, $1,133,000 for the year ended September 30, 1999, and $1,061,000 for the year ended September 30, 1998.

    The following is a schedule of future minimum rental payments required under the operating leases and future rental expense (in thousands):


         YEAR ENDING                                      RENTAL     RENTAL
        SEPTEMBER 30,                                    PAYMENTS    EXPENSE
        -------------                                    ---------  ---------

          2001                                            $ 1,254    $ 1,280
          2002                                              1,245      1,260
          2003                                              1,169      1,161
          2004                                              1,115      1,080
          2005                                              1,141      1,080
        Thereafter                                          5,502      5,084
                                                         ---------  ---------
                     Total                                $11,426    $10,945
                                                         =========  =========

8.  MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

    The Company issued 1,340,366 and 119,106 shares of Series B convertible preferred stock and Series C convertible preferred stock ("Series B" and "Series C", respectively) at a price of $8.60 and $20.00 per share, respectively, in conjunction with the acquisition of AMVC (see Note 1). Both Series are convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets. The Series B, par value of $0.01 per share, may be converted into 2/3 of a share of common stock. The Series C, par value $0.01 per share, may be converted into 1 2/3 shares of common stock. If not converted to common stock, the Company must redeem the Series B and the Series C for $10.00 and $20.00 per share, respectively, on July 12, 2005. The Series B is being accreted from its issue price to its scheduled redemption price using the effective interest method. The holders of Series B may require the Company to repurchase any or all of their shares at any time after July 12, 2002 at the redemption price of $10.00. The holders of Series C may require the Company to repurchase any or all of their shares at any time at a redemption price of $20.00.

    The holders of Series B and Series C are entitled to vote on all matters based on the number of whole shares of common stock into which the holder's stock could be converted. Neither series is entitled to any dividends. In the event of any liquidation, dissolution or winding up of the Company's business, the holders of Series B and Series C would be entitled to a payment of $10.00 and $20.00 per share, respectively, before any mount is distributed to holders of common stock. If the assets were insufficient to permit this payment to the holders of Series B and Series C, the entire assets available for distribution to holders of capital stock would be distributed ratably among the holders of Series B and Series C.

    Also, the Company issued 365,222 warrants at a fair market value of $10.00 per warrant in conjunction with the issuance of the convertible preferred stock. Each warrant entitles its holder to purchase at any time for a period of five years one share of common stock at $15.00 per share, subject to certain adjustments. The warrants permit the holder to engage in a net exercise of the warrants if the fair market value of one share of common stock is greater than $15.00 per share on the date of exercise. Prior to the expiration date of the warrant, the holder may require the Company to redeem the warrant for cash at a price equal to $10.00 for each whole share of common stock that may be purchased under the warrant. The warrant holder does not have the right to vote or participate in any other matters as a shareholder.

    The Series C shareholder held an option to purchase shares of AMVC common stock at the date of its acquisition by the Company. This option was converted upon the closing of the merger into an option expiring on October 14, 2003 to purchase 210,000 shares of the Company's Series B convertible preferred stock and warrants to purchase 52,500 shares of the Company's common stock for $2,520,000. The Company's warrants issuable in connection with the exercise of this option are identical to the warrants discussed above.

9.  INCOME TAXES

    The provision (benefit) for income taxes consists of the following (in thousands):

                                                  YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                 2000       1999       1998

            Current:
              Federal                          $ (850)    $1,520     $  415
              State                               (43)       142         42
                                               ---------  ---------  ---------
                                                 (893)     1,662        457
                                               ---------  ---------  ---------

            Deferred:
              Federal                             490        (32)         8
              State                                28          2         (1)
                                               ---------  ---------  ---------
                                                  518        (30)         7
                                               ---------  ---------  ---------

          Total income tax expense (benefit)   $ (375)    $1,632     $  464
                                               =========  =========  =========

     The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                           SEPTEMBER 30,
                                                    --------------------------
                                                         2000        1999
        Deferred tax asset:
         Reserves and accruals                         $1,807      $1,347
         NOL carryforward                               6,301           -
         Translation adjustment to equity                 636         239
        Deferred tax liability:
         Accumulated depreciation                        (148)       (270)
         Intangible assets                             (6,183)         73
                                                      ---------   ---------
               Net deferred tax asset                  $2,413      $1,389
                                                      =========   =========



        Deferred tax:
         Current asset                                 $1,699      $1,182
         Long-term asset                                1,237         207
         Long-term liability                             (523)          -
                                                      ---------   ---------
               Net deferred tax asset                  $2,413      $1,389
                                                      =========   =========

     Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory rates is as follows:

                                                  YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                2000       1999       1998


    Statutory rates                            (34.0)%     34.0%      34.0%
    Increase (reduction) in income taxes
    resulting from:
         FSC commissions                       (15.1)      (5.0)      (6.8)
         FSC tax                                 5.2        1.7        2.4
         R&D credit                             (8.2)         -          -
         State income taxes, net
         of federal benefit                     (1.3)       1.8        1.9
         Other permanent differences            10.3        0.8        2.5
         Other                                 (10.1)      (1.7)      (0.5)
                                               --------   --------  --------

          Income tax combined effective rate   (53.0)%     31.6%      33.5%
                                               ========   ========  ========

10. SHAREHOLDERS' EQUITY

    EMPLOYEE STOCK PURCHASE PLAN The Company has an Employee Stock Purchase Plan (the "Plan"). Most employees are eligible to participate in the Plan. Shares are not available to employees who already own 5% or more of the Company's stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares. The purchase price is 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Plan. During the years ended September 30, 2000, 1999, and 1998, the Company issued 8,065, 12,393, and 10,581, respectively, under the Plan.

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

                                                OUTSTANDING OPTIONS
                                            ---------------------------
                                                               WEIGHTED
                                                               AVERAGE
                                             NUMBER OF          PRICE
                                              SHARES          PER SHARE


  Balance at September 30, 1997              463,333           $16.31
        Options granted                      156,200           $11.77
        Options exercised                     (6,475)           $7.79
        Options forfeited                    (10,275)          $17.92
                                            ----------

  Balance at September 30, 1998              602,783           $15.19
        Options granted                       45,000            $8.23
        Options exercised                       (100)           $7.00
        Options forfeited                    (91,700)          $16.09
                                            ----------

  Balance at September 30, 1999              555,983           $14.48
        Options granted                      298,250            $8.84
        Options exercised                    (11,500)           $7.00
        Options forfeited                   (117,900)          $14.96
                                            ----------

  Balance at September 30, 2000              724,833           $12.20
                                            ==========

    At September 30, 2000, the total number of shares reserved for option exercises was 1,187,483, of which 462,650 were available for grant. At September 30, 2000, options for 326,418 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 1999, the total number of shares reserved for option exercises was 698,983, of which 143,000 were available for grant. At September 30, 1999, options for 320,780 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 1998, the total number of shares reserved for option exercises was 699,083, of which 96,300 were available for grant. At September 30, 1998, options for 240,568 shares were exercisable at prices from $7.00 to $23.25 per share.

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

    The Company has elected to account for its stock-based compensation plans under APB 25. The Company has computed, for pro forma disclosure purposes, the value of all stock and stock options granted under the Employee Stock Purchase Plan and the 1996 Employees' Stock Option Plan during 2000, 1999, and 1998 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for the years ended September 30, 2000, 1999, and 1998:
                                             2000      1999      1998

      Risk-free interest rate                6.2 %     5.0 %     5.0 %
      Expected dividend yield                  0 %       0 %       0 %
      Expected lives                      5.5 years   6 years   6 years
      Expected volatility                     66 %      66 %      62 %

    Using the Black-Scholes methodology, the total value of stock options granted during 2000, 1999, and 1998 was $1,598,000, 225,000, and $1,097,000,
    respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted under the 1996 Employees' Stock Option Plan during 2000, 1999, and 1998 was $5.60 per share, $5.28 per share, and $7.27 per share, respectively.

    The total compensatory value of stock purchased under the Employee Stock Purchase Plan during 2000, 1999, and 1998 was $11,000, $13,000, and $15,000,
    respectively. The weighted average fair value of the stock purchased during 2000, 1999, and 1998 was $1.34 per share, $1.08 per share, and $1.42 per share, respectively.

    If the Company had accounted for its 1996 Plan and Employee Stock Purchase Plan in accordance with SFAS No. 123, the Company's net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):


                         YEAR ENDED           YEAR ENDED         YEAR ENDED
                        SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                            2000                 1999               1998
                      ------------------   -----------------  -----------------
                      AS       PRO         AS       PRO       AS       PRO
                      REPORTED FORMA       REPORTED FORMA     REPORTED FORMA

    Net earnings
    (loss)            $ (333)  $(1,083)    $ 3,529   $ 2,633   $  925  $  186
    Earnings (loss)
    per share -
    basic and
    diluted           $(0.12)  $ (0.28)    $  0.75   $  0.56   $ 0.20  $ 0.04

    The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to October 1, 1995, and additional awards are anticipated in future years.

    The following table summarizes information about stock options outstanding at September 30, 2000:



                     OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
   --------------------------------------------------------          -------------------------
                                    WEIGHTED
                                    AVERAGE       WEIGHTED                            WEIGHTED
     RANGE OF                      REMAINING      AVERAGE              NUMBER OF      AVERAGE
     EXERCISE          NUMBER      CONTRACTUAL    EXERCISE              SHARES        EXERCISE
      PRICES         OUTSTANDING   LIFE (YEARS)    PRICE               EXERCISABLE     PRICE

   $ 7.00 - $10.00     399,483         5.0        $  8.68                80,733       $  8.20
   $10.01 - $15.00     129,100         7.3          11.70                72,050         11.64
   $15.01 - $20.00     105,450         6.5          17.21                82,835         17.23
   $20.01 - $23.25      90,800         5.6          22.57                90,800         22.57
   ----------------  ------------  ------------  ----------            ------------  -----------
   $ 7.00 - $23.25     724,833         5.7        $ 12.20               326,418       $ 15.25
   ================  ============  ============  ==========            ============  ===========


11. EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions up to 2% of each participating employee's compensation. The Company contributed $257,000, $200,000, and $222,000 in matching funds to the plan for the years ended September 30, 2000, 1999, and 1998, respectively.

    The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. Profit sharing plan expense was zero, $506,000, and zero for the years ended September 30, 2000, 1999, and 1998, respectively.

    The Company had a phantom stock plan for certain key employees and the Company's estimated purchase price of the phantom stock units was included in other liabilities. No additional awards of phantom stock units could occur and final settlement occurred in fiscal 1998. The Company paid zero, zero, and $46,000 in settlement of certain phantom stock unit awards during the years ended September 30, 2000, 1999, and 1998, respectively.

12. SEGMENT  INFORMATION

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

                                                   YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                  2000       1999      1998


      Net sales by product category:
       Automated inspection systems            $25,166    $22,342   $21,388
       Specialized conveying systems            23,630     28,422    21,807
       Process and preparation systems           2,784      5,528     1,687
       Parts and service/contracts              16,054     11,736     8,251
                                               --------   --------  ---------
         Total net sales by product category   $67,634    $68,028   $53,133
                                               ========   ========  =========

    The following is information about geographic areas:

                                                   YEAR ENDED SEPTEMBER 30,
                                             ----------------------------------
                                                  2000       1999      1998

      Net sales:
       Domestic                                $40,264    $37,026   $33,306
       International                            27,370     31,002    19,827
                                               --------   --------  --------
         Total net sales                       $67,634    $68,028   $53,133
                                               ========   ========  ========

      Long-lived assets:
       Domestic                                $38,306    $ 6,192   $ 6,852
       International                             3,332      4,007     4,599
                                               --------   --------  --------
         Total long-lived assets               $41,638    $10,199   $11,451
                                               ========   ========  ========

    During 2000, net sales to one major customer amounted to approximately 14% of total net sales. During 1999, net sales to one major customer amounted to approximately 11% of total net sales. No single customer accounted for more than 10% of net sales during the year ended September 30, 1998.

    No single geographic location accounted for more than 10% of net sales during 2000. During 1999, net sales to various customers in Canada accounted for approximately 11% of total net sales. During 1998, net sales to various customers in The Netherlands accounted for approximately 11% of total net sales. Location of the customer is the basis for identification of net sales.

    International long-lived assets are located in The Netherlands.

13. ROYALTY INCOME

    As part of a settlement agreement entered into during 1997, the Company may receive royalty payments through 2001 related to the sale of certain equipment to a selected market. The payment may be reduced by a percentage of the purchases of equipment from the Company by the other party. The Company recognized royalty income from this agreement of $71,000, $26,000, and $7,000 during the years ended September 30, 2000, 1999, and 1998, respectively.

                                   * * * * * *

SUPPLEMENTARY DATA

    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    The following is a summary of operating results by quarter for the years ended September 30, 2000 and 1999 (in thousands, except per share data):


     2000 QUARTER ENDED     DECEMBER 31,     MARCH 31,     JUNE 30,     SEPTEMBER 30,     TOTAL

     Net sales               $15,079         $17,081       $16,819        $18,655        $67,634
     Gross profit              5,431           6,444         6,923          7,032         25,830
     Net earnings (loss)          90             834         1,196         (2,453)          (333)
     Net earnings (loss) per
     share -
      Basic and diluted         0.02            0.18          0.25          (0.57)         (0.12)



     1999 QUARTER ENDED     DECEMBER 31,     MARCH 31,     JUNE 30,     SEPTEMBER 30,     TOTAL

     Net sales               $14,819         $15,676       $15,836        $21,697        $68,028
     Gross profit              5,390           5,752         6,874          7,731         25,747
     Net earnings                424             547         1,196          1,362          3,529
     Net earnings per share
     - basic and diluted        0.09            0.12          0.25           0.29           0.75



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   There is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2000.


ITEM 11. EXECUTIVE COMPENSATION.

   There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   There is hereby incorporated by reference the information under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   During the fourth quarter of fiscal 2000, the Company paid $2,250,000 plus accrued interest to Veneer Technology, Inc., representing payment in full of a note payable. Veneer Technology, Inc. is 25% owned by Rodger A. Van Voorhis, a director and employee of the Company. At September 30, 2000, the Company owed Veneer Technology, Inc. $250,000 plus accrued interest on a note due in April 2001. The Company also held at September 30, 2000 a note receivable from Mr. Van Voorhis of $280,000, including accrued interest receivable. The note payable to Veneer Technology, Inc. and the note receivable from Mr. Van Voorhis were paid or received in full with all accrued interest in October 2000, subsequent to the close of the fiscal year.

   The Company leases its manufacturing facility in Redmond, Oregon from John E. Mobley, an employee and former owner of Farmco. Monthly lease payments of $10,000 were determined by a real estate professional to be comparable with similar properties in the area. The lease expires in 2003 with a right to extend for an additional 5 years.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

                                                                          PAGE
                                                                          ----
(A)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      1. FINANCIAL STATEMENTS:

         Reference is made to Part II, Item 8, for a listing of
         required financial statements filed with this report..........    24

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

               (10.5)* Registrant's 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
               (10.6)*  Registrant's 401(k) Profit Sharing Plan dated
                        May 11, 1992 (filed as Exhibit 10.6 to Amendment No. 1 to Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
               (10.7)* Registrant's Restated Phantom Stock Plan, as amended (filed as Exhibit 10.7 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
               (10.8) License Agreement effective July 1, 1992 between Registrant and Simco/Ramic Corporation (filed as Exhibit
                        10.8 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
               (10.9)* Registrant's Restated 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995 and incorporated herein by reference)
               (10.10)* Registrant's 1996 Employees' Stock Option Plan (filed as
                        Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
               (10.11)* Registrant's 1996 Employees Stock Purchase Plan (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
               (10.12) Lease Agreement dated April 18, 1996 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996 and incorporated herein by reference)
               (10.13) Business Loan Agreement dated as of January 25, 1999 between Registrant and U.S. Bank National Association (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 14, 1999 and incorporated herein by reference)
               (10.14) Agreement and Plan of Merger by and among the Registrant, KTC Acquisition Corp. and Advanced Machine Vision Corporation dated February 15, 2000 as amended by Amendment No. 1 dated February 25, 2000 and as amended by Amendment No. 2 dated April 24, 2000 (filed as
                        Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on July 27, 2000 and incorporated herein by reference)
               (10.15) Stock Purchase Agreement by and among the Registrant, Farmco, Inc., Ro-Tech, Inc., John E. Mobley and Nancy L. Mobley dated May 16, 2000 (filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on May 31, 2000 and incorporated herein by reference)
               (10.16) Business Loan Agreement dated May 5, 2000 between Registrant and U.S. Bank National Association (filed as
                        Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2000 and incorporated herein by reference)
               (10.17) Promissory Note dated April 24, 1998 between SRC Vision, Inc. and Bank of America National Trust & Savings Association.

         (21)  List of Subsidiaries

         (23)  Consent of Deloitte & Touche LLP

         (27)  Financial Data Schedule

         (99)  Forward-Looking Statement Risk and Uncertainty Factors

         -------------------------------
         * Management contract or compensatory plan or arrangement.

(B)   REPORTS ON FORM 8-K

      The following reports on Form 8-K during the fourth quarter of fiscal 2000 were filed:

      1. Registrant's Form 8-K/A dated May 16, 2000 and filed with the Securities and Exchange Commission on July 27, 2000 amending Item 7 Financial Statements and Pro Forma Financial Information related to the Farmco acquisition.

      2. Registrant's Form 8-K dated February 15, 2000 and filed with the Securities and Exchange Commission on July 27, 2000 related to the AMVC acquisition.

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

                                    KEY TECHNOLOGY, INC.

                                By: /s/ Thomas C. Madsen
                                    -------------------------------------
                                    Thomas C. Madsen
                                    President and Chief Executive Officer

                                By: /s/ Ted R. Sharp
                                    -------------------------------------
                                    Ted R. Sharp
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


December 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/  Thomas C. Madsen                                      December 14, 2000
-------------------------------------------------------
Thomas C. Madsen, Director, President and Chief
Executive Officer

/s/  Harold R. Frank                                       December 14, 2000
-------------------------------------------------------
Harold R. Frank, Director

/s/  John E. Pelo                                          December 14, 2000
-------------------------------------------------------
John E. Pelo, Director

/s/  Michael L. Shannon                                    December 14, 2000
-------------------------------------------------------
Michael L. Shannon, Director

/s/  Peter H. van Oppen                                    December 14, 2000
-------------------------------------------------------
Peter H. van Oppen, Director

/s/  Gordon Wicher                                         December 14, 2000
-------------------------------------------------------
Gordon Wicher, Director

/s/  Rodger A. Van Voorhis                                 December 14, 2000
-------------------------------------------------------
Rodger A. Van Voorhis, Director

/s/  Ted R. Sharp                                          December 14, 2000
-------------------------------------------------------
Ted R. Sharp, Chief Financial Officer (Principal
Financial and Accounting Officer)

                              KEY TECHNOLOGY, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                                               PAGE
   ------                                                               ----


    10.17 Promissory Note.............................................   52

    21.1  List of Subsidiaries........................................   59

    23.1  Consent of Deloitte & Touche LLP............................   60

    27.1  Financial Data Schedule.....................................   61

    99.1  Forward-Looking Statement Risk and Uncertainty Factors......   62