Form 10-Q
period 2000-12-31
KEY TECHNOLOGY INC
filed 2001-02-14
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended December 31, 2000

                                       or

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
                  ---------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 -----     -----

      The number of shares outstanding of the Registrant's common stock, no par value, on January 31, 2001 was 4,738,782 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2000
TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item  1.  Financial statements
          Condensed unaudited consolidated balance sheets,
             December 31, 2000 and September 30, 2000..........................3
          Condensed unaudited consolidated statements of earnings (loss)
             for the three months ended December 31, 2000 and 1999 ............4
          Condensed unaudited consolidated statements of cash flows for the three months ended December 31, 2000 and 1999.................5
          Notes to condensed unaudited consolidated financial statements.......6


Item  2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................8

Item  3.  Quantitative and Qualitative Disclosures About Market Risk..........12


PART II.  OTHER INFORMATION

Item  6.  Exhibits and Reports on Form 8-K....................................13


SIGNATURES....................................................................14

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND SEPTEMBER 30, 2000

--------------------------------------------------------------------------------

                                                December 31,       September 30,
                                                    2000              2000
                                               ---------------   ---------------
                                                        (in thousands)
                  Assets
--------------------------------------------
Current assets:
   Cash and cash equivalents                       $ 1,733             $ 6,427
   Short-term investments                              108                 108
   Trade accounts receivable, net                   11,651               9,426
   Inventories:
         Raw materials                               8,100               7,964
         Work-in-process and sub-assemblies          7,239               7,284
         Finished goods                              5,648               6,763
                                                  ----------          ----------
                 Total inventories                  20,987              22,011
   Other current assets                              4,186               4,071
                                                  ----------          ----------
Total current assets                                38,665              42,043
Property, plant and equipment, net                  13,224              13,784
Deferred income taxes                                1,448               1,237
Intangibles and other assets, net                   27,342              28,353
                                                  ----------          ----------
        Total                                      $80,679             $85,417
                                                  ==========          ==========

   Liabilities and Shareholders' Equity
--------------------------------------------
Current liabilities:
   Accounts payable                                $ 4,724             $ 3,843
   Accrued payroll liabilities and commissions       3,591               3,972
   Income tax payable                                  613                 185
   Other accrued liabilities                         2,205               2,737
   Customers' deposits                               2,210               2,657
   Current potion of long-term debt                  1,661               3,447
                                                  ----------          ----------
Total current liabilities                           15,004              16,841
Long-term debt                                      18,170              19,483
Deferred income taxes                                  507                 523
Manditorily redeemable preferred stock
   and warrants                                     15,876              17,105
Total shareholders' equity                          31,122              31,465
                                                  ----------          ----------
        Total                                      $80,679             $85,417
                                                  ==========          ==========
       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------


                                                        2000           1999
                                                     ------------   -----------
                                           (in thousands, except per share data)

Net sales                                              $20,304        $15,079
Cost of sales                                           12,287          9,648
                                                       --------       --------
Gross profit                                             8,017          5,431
Operating expenses:
   Selling                                               3,775          2,948
   Research and development                              1,664          1,193
   General and administrative                            2,162          1,235
   Amortization of intangibles                             715             56
                                                       --------       --------
Total operating expenses                                 8,316          5,432
                                                       --------       --------
Loss from operations                                      (299)            (1)
Other income (expense)                                    (142)           135
                                                       --------       --------
Earnings (loss) before income taxes                       (441)           134
Income tax expense (benefit)                              (151)            44
                                                       --------       --------
Net earnings (loss)                                       (290)            90
Accretion of mandatorily redeemable preferred
securities                                                (235)           -
                                                       --------       --------
Net earnings (loss) available to common shareholders   $  (525)       $    90
                                                       ========       ========

Net earnings (loss) per common share - basic           $  (.11)       $   .02
                                                       ========       ========

Net earnings (loss) per common share - diluted         $  (.11)       $   .02
                                                       ========       ========

Shares used in per share calculation - basic             4,734          4,714
                                                       ========       ========

Shares used in per share calculation - diluted           4,734          4,717
                                                       ========       ========




       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

--------------------------------------------------------------------------------



                                                         2000           1999
                                                      -----------    -----------
                                                            (in thousands)

Net cash provided by operating activities               $   132        $ 3,177

Cash flows from investing activities:
     Purchase of short-term investments                      -            (512)
     Proceeds from sale of property                         106             -
     Additions to property, plant and equipment             (70)          (250)
                                                        --------       --------
          Net cash provided by (used in) investing
          activities                                         36           (762)
                                                        --------       --------

Cash flows from financing activities:
     Repayment of long-term debt                         (3,623)           (73)
     Proceeds from issuance of common stock                  23             19
     Redemption of warrants                              (1,464)            -
                                                        --------       --------
          Net cash used in financing activities          (5,064)           (54)
                                                        --------       --------

Effect of exchange rates on cash                            202            (47)

Net increase (decrease) in cash and cash equivalents     (4,694)         2,314

Cash and cash equivalents, beginning of the period        6,427          5,419
                                                        --------       --------

Cash and cash equivalents, end of period                $ 1,733        $ 7,733
                                                        ========       ========

Supplemental information:
     Cash paid during the period for interest           $   585        $    18
     Cash paid (refunded) during the period
     for income taxes                                        (7)           (84)
     Equipment obtained through lease financing             126             -
     Accounts payable paid through lease financing          366             -



       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1. Condensed unaudited consolidated financial statements

   Certain  information  and note  disclosures  normally  included in  financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three-month period ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

   In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2000 and the results of its operations and its cash flows for the three-month periods ended December 31, 2000 and 1999.

2. Income taxes

   The provision for income taxes is based on the estimated effective income tax rate for the year.

3. Comprehensive loss

   The Company's consolidated comprehensive loss was $132,000 and $108,000 for the three months ended December 31, 2000 and 1999, respectively. The differences between the net earnings (loss) reported in the consolidated statement of earnings (loss) and the consolidated comprehensive net loss for the periods consisted of changes in foreign currency translation adjustments.

4. Future accounting changes

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS NO. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES-DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133 has postponed the implementation of this statement until the Company's fiscal year ending September 30, 2001. Currently, this statement is not applicable to the Company.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, REVENUE RECOGNITION IN FINANCIAL
   STATEMENTS, which the Company is required to adopt by the fourth quarter of fiscal year 2001. The Company believes that the effect, if any, will not be material to the Company's consolidated financial position, results of operations or cash flows.

   In September 2000, the FASB Emerging Issues Taskforce released issue number 00-10, ACCOUNTING FOR SHIPPING AND HANDLING FEES AND COSTS, which the Company is required to adopt by the fourth quarter of fiscal year 2001. The Company believes the effect, if any, will not be material to the Company's consolidated financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


CERTAIN STATEMENTS SET FORTH BELOW MAY CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO DIFFER FROM THOSE EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. WITH RESPECT TO THE COMPANY, THE FOLLOWING FACTORS, AMONG OTHERS, COULD CAUSE ACTUAL RESULTS OR OUTCOMES TO DIFFER MATERIALLY FROM CURRENT EXPECTATIONS:
o THE PERFORMANCE AND NEEDS OF INDUSTRIES SERVED BY THE COMPANY AND THE FINANCIAL CAPACITY OF CUSTOMERS IN THESE INDUSTRIES TO PURCHASE CAPITAL EQUIPMENT;
o THE ABILITY TO ACHIEVE REVENUE GROWTH AND COST SAVINGS OBJECTIVES OF MERGERS AND ACQUISITIONS;
o THE ABILITY OF NEW PRODUCTS TO COMPETE SUCCESSFULLY IN EITHER EXISTING OR NEW MARKETS;
o  THE POTENTIAL FOR ADVERSE  FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES;
o  THE RISKS ASSOCIATED WITH ADVERSE CHANGES IN U.S. INTEREST RATES;
o  THE RISKS  INVOLVED IN EXPANDING  INTERNATIONAL  OPERATIONS AND SALES;
o  COMPETITIVE FACTORS;
o ACHIEVEMENT OF PRODUCT PERFORMANCE SPECIFICATIONS AND ANY RELATED EFFECT ON PRODUCT UPGRADE OR WARRANTY EXPENSES;
o  THE EFFECT OF PRODUCT OR MARKET  DEVELOPMENT  ACTIVITIES;
o  AVAILABILITY  AND FUTURE COSTS OF MATERIALS AND OTHER OPERATING EXPENSES;
o  UNCERTAINTIES RELATING TO PATENTS AND  PROPRIETARY  INFORMATION;
o THE POTENTIAL FOR PATENT-RELATED LITIGATION EXPENSES AND OTHER COSTS RESULTING FROM CLAIMS ASSERTED AGAINST THE COMPANY OR ITS CUSTOMERS BY THIRD PARTIES; AND
o OTHER FACTORS DISCUSSED IN EXHIBIT 99.1 TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FILED WITH THE SEC IN DECEMBER 2000 WHICH IS HEREBY INCORPORATED BY REFERENCE.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS. THE COMPANY DISCLAIMS ANY OBLIGATION SUBSEQUENTLY TO REVISE OR UPDATE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE OF SUCH STATEMENTS OR TO REFLECT THE OCCURRENCE OF ANTICIPATED OR UNANTICIPATED EVENTS.

RESULTS OF OPERATIONS

Sales for the three-month period ended December 31, 2000 totaled $20.3 million, compared with $15.1 million in the same quarter last year. The Company incurred a net loss of $290,000, or $0.11 per share for the most recent quarter, which included merger-related amortization and non-recurring integration costs of approximately $1.4 million, or $900,000 after tax. Excluding these merger-related and non-recurring integration charges, net earnings would have been $621,000 or $0.08 per share for the quarter ended December 31, 2000. This compares to net earnings of $90,000, or $0.02 per share in the corresponding period last year.

Net sales for the December 2000 quarter increased approximately 35% compared to the corresponding period last year due principally to sales of automated inspection product lines added as a result of the AMVC acquisition. Also contributing to the increase was a 78%
increase in sales of products in the specialized conveying systems product group to European customers compared to the corresponding period in fiscal 2000. Sales of all product groups to European customers increased by approximately 108% in the first quarter of fiscal 2001 over the same

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

period last year. The Company's anticipates that the acquired product lines will continue to support its potential fiscal 2001 sales growth.

Backlog at December 31, 2000 increased 13% to $12.7 million compared to $11.2 million at the end of the first quarter of fiscal 2000. However, backlog decreased by $2.8 million during the December 2000 quarter compared to backlog at the beginning of the quarter due to the receipt of new orders that were less than shipments. Certain market factors that unfavorably affected the Company's sales during fiscal 2000 continued to affect bookings during its first quarter of fiscal 2001. These factors showed improvement at or subsequent to the close of the quarter. Most notable among the improving factors are:
o  Reduction of interest rates in the United States;
o  Recent  weakening of the U.S.  dollar on the world  markets;  and
o Renewed commitment to sorting technology by the tobacco, cereal, snack food and other dry products industries which placed orders for multiple units during the most recent quarter.

Gross profit increased by $2.6 million, or by 48%, to $8.0 million in the three months ended December 31, 2000 compared to $5.4 million for the quarter ended December 31, 1999. Gross profit contribution increased to 39.5% of sales during the quarter compared to 36.0% in the corresponding period last year. The increase in gross profit contribution resulted from higher margins across all product groups as a percentage of sales compared to the first quarter of fiscal 2000. In addition, a higher proportion of automated inspection systems sales, which typically carry higher margins, contributed to the overall increased margins. The higher margins resulting from a high-margin product mix were somewhat  offset  by  overhead  costs  associated  with the  combination  of the separate service and manufacturing organizations resulting from the AMVC acquisition. The combination of manufacturing capabilities was substantially complete at the end of the December 2000 quarter and the Company does not expect to incur significant manufacturing integration costs in future quarters. During the most recent quarter, margins were unfavorably affected by approximately 2% to 3% as a result of:
o Required accounting treatment of acquisition-related inventories which lowered margins by approximately $200,000 at the time of sale.
o Non-recurring sales of third-party supplied equipment to the forest products industry.
o Non-recurring costs related to integration of production processes totaling approximately $160,000.

For the balance of fiscal 2001, as a result of the higher margins of acquired product lines and improved efficiencies gained in consolidating its two automated inspection systems manufacturing facilities, the Company anticipates improved gross margins compared to the 38% experienced in fiscal 2000.

Operating expenses were $8.3 million and $5.4 million for the three-month periods ended December 31, 2000 and 1999, respectively. Selling and marketing expenses increased by $827,000 or 28% to $3.8 million. Research and development expenses increased by 39% between the corresponding periods to $1.7 million. General and administrative expenses increased by 75% to $2.2 million for the December 2000 quarter. The increases in all categories of operating expenses
are  largely due   to  the  combined  expenses  resulting  from the  combination

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

of the previously separate business organizations. As a result of removing redundant structure and functions, the Company experienced significant operating savings over costs incurred by the separate organizations prior to acquisition. The operating expenses in the more recent quarter include operating expenses of the acquired companies, non-recurring integration costs of $346,000, and incremental amortization of acquired intangibles of $659,000. The Company remains confident of achieving the cost savings anticipated at the time of the acquisition.

As a result of the modest increase in gross profits, offset by the larger increase in operating expenses, the results for the three months ended December 31, 2000 were a loss from operations of $299,000 compared to a loss from operations of $1,000 for the three months ended December 31, 1999. Other income and expense for the most recent quarter decreased to a loss of $142,000 compared to income of $135,000 for the same period last year, principally due to decreased interest earnings and increased interest expense, partially offset by gains on foreign currency transactions. As a result, the Company realized a net loss of $290,000 compared to net earnings of $90,000 for the three months ended December 31, 1999. A net loss of 1.4% of net sales for the quarter ended
December 31, 2000 compares to net earnings of 0.6% of net sales for the corresponding period last year.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month period ended December 31, 2000, net cash provided by operating activities totaled $132,000 compared to $3.2 million in the corresponding period of the prior fiscal year. An increase of $2.0 million in trade accounts receivable was the primary contributor to the decrease in net cash provided by operating activities during the first quarter of fiscal 2001 compared to the corresponding fiscal 2000 period.

Cash flows from investing activities included $512,000 used to purchase short-term investments during the quarter ended December 31, 1999. No purchases of such short-term investments occurred in the corresponding period in fiscal 2001. Net cash resources totaling $70,000 were also used to fund the acquisition of capital equipment in the most recent quarter compared to $250,000 in the corresponding quarter last year. At December 31, 2000, the Company had no significant commitments for capital expenditures.

The Company's cash flows from financing activities for the three months ended December 31, 2000 were principally affected by the repayment of long-term debt totaling $3.6 million compared to repayment of long term debt of $73,000 in the corresponding quarter in fiscal 2000, and the redemption of $1.5 million of warrants that were issued as part of the acquisition of AMVC. At the close of the quarter, a total of 148,216 redeemable warrants were outstanding. Proceeds from the issuance of common stock during the three-month period in fiscal 2000 under the Company's employee stock option and stock purchase plans totaled $23,000 compared to $19,000 in the corresponding quarter last year.

During  the  three-month  period  ended   December 31,  2000,  working   capital
decreased by $1.5 million to $23.7 million from the amount at September 30, 2000. Cash and cash-equivalents decreased by $4.7 million as previously described. Trade accounts receivable increased by $2.2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

million principally as a result of significant sales prior to the close of the first quarter of fiscal 2001. Inventories decreased by $1.0 million principally as a result of decreases in finished goods inventories. Current liabilities decreased by a net amount of $1.8 million during the quarter, including decreases of $1.8 million in short term borrowings and debt, $381,000 in accrued payroll and commission liabilities, $447,000 in customers' deposits and $532,000 in other accrued liabilities. The increases in these current liabilities were partially offset by an increase of $1.3 million in accounts payable and income taxes payable.

The Company's credit facility with a domestic commercial bank provides for operating lines of credit up to $21.9 million in three components. At December 31, 2000, the Company had $14.9 million in borrowings under these credit facilities. The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $641,000, to the Company's subsidiaries in The Netherlands. At December 31, 2000, the Company had no borrowings under this credit facility.

The Company's operating, investing and financing activities resulted in a $4.7 million decrease in cash and cash equivalents during the three-month period ended December 31, 2000. At the end of the period, the balance of cash and cash equivalents totaled $1.7 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs and to fund future growth.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

--------------------------------------------------------------------------------

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. Dollar against the Euro and the Dutch guilder.

The terms of sales to European customers by Key Technology B.V., the Company's European subsidiary, are typically denominated in either Euros, U.S. Dollars, Dutch guilders or to a far lesser extent, the respective legacy currencies of its European customers. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At December 31, 2000, the Company was not a party to any currency hedging transaction.

During the December 2001 fiscal quarter, the Euro gained over 6% of its value against the U.S. dollar. The Euro and those European currencies fixed to it had lost 21% of their value against the U.S. dollar during the Company's fiscal 2000. The effect of the stronger Euro on the operations and financial results of the Company were:

o Favorable translation adjustments of $158,000, net of income tax, were recognized as a component of comprehensive income or loss during the quarter ended December 2000 as a result of converting the guilder denominated balance sheet of Key Technology B.V. into U.S. dollars.
o Foreign exchange gains of $250,000 were recognized as other income and expense during the December 2000 quarter as a result of conversion of guilder and Euro denominated receivables and cash carried on the balance sheet of the U.S. operations.

A relatively strong U.S. dollar on the world markets makes the Company's U.S.-manufactured goods relatively more expensive to foreign customers when denominated in U.S. dollars or potentially less profitable to the Company when denominated in a foreign currency. The weakening of the U.S. dollar on the world markets during December 2000 has improved the Company's market and economic outlook for these foreign sales.

The Company anticipates that the reduction of U.S. interest rates subsequent to the close of the December 2000 quarter will result in a corresponding reduction of customers' cost of capital, which had previously delayed certain projects. However, there can be no assurance that customers in the Company's markets will maintain or increase their investment in Company products as a result of these and other market or economic factors.

PART II.  OTHER INFORMATION

ITEM  6.    EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits

            None.

      (b)   Report on Form 8-K

            No Current Reports on Form 8-K were filed during the three months ended December 31, 2000.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KEY TECHNOLOGY, INC.
                                    (Registrant)


Date:  February 13, 2001         /s/ THOMAS C. MADSEN
                                 ------------------------------
                                 Thomas C. Madsen,
                                 Chairman and Chief Executive Officer



Date:  February 13, 2001         /s/ TED R. SHARP
                                 ------------------------------
                                 Ted R. Sharp,
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)