Form 10-Q
period 2001-03-31
KEY TECHNOLOGY INC
filed 2001-05-15
CIK 906193

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                 ---------------------------------------------

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 for the quarterly period ended March 31, 2001

                                      or

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  for the transition period from ____ to ____

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

     The number of shares outstanding of the Registrant's common stock, no par value, on April 30, 2001 was 4,742,020 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2001
TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial statements
          Condensed unaudited consolidated balance sheets, March 31, 2001
           and September 30, 2000...................................................    3
          Condensed unaudited consolidated statements of earnings (loss) for the
           three months ended March 31, 2001 and 2000...............................    4
          Condensed unaudited consolidated statements of earnings (loss) for the
           six months ended March 31, 2001 and 2000.................................    5
          Condensed unaudited consolidated statements of cash flows for
           the six months ended March 31, 2001 and 2000.............................    6
          Notes to condensed unaudited consolidated financial statements............    7

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................    9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk................   16


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.......................   18

Item 6.   Exhibits and Reports on Form 8-K..........................................   18


SIGNATURES..........................................................................   19

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2001 AND SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                                    March 31,      September 30,
                                                      2001             2000
                                                 --------------   ---------------
                                                           (in thousands)
                      Assets
                      ------
Current assets:
   Cash and cash equivalents                         $ 2,205          $ 6,427
   Short-term investments                                  -              108
   Trade accounts receivable, net                     12,524            9,426
   Inventories:
         Raw materials                                 8,141            7,964
         Work-in-process and sub-assemblies            6,275            7,284
         Finished goods                                4,589            6,763
                                                    --------         --------
                 Total inventories                    19,005           22,011
   Other current assets                                5,416            4,071
                                                    --------         --------
Total current assets                                  39,150           42,043
Property, plant and equipment, net                    12,408           13,784
Deferred income taxes                                  1,645            1,237
Intangibles and other assets, net                     26,608           28,353
                                                    --------         --------
        Total                                        $79,811          $85,417
                                                    ========         ========

        Liabilities and Shareholders' Equity
        ------------------------------------
Current liabilities:
   Accounts payable                                  $ 3,431          $ 3,843
   Accrued payroll liabilities and commissions         3,473            3,972
   Income tax payable                                    743              185
   Other accrued liabilities                           2,017            2,737
   Customers' deposits                                 2,966            2,657
   Short-term borrowing and debt                       3,403            3,447
                                                    --------         --------
Total current liabilities                             16,033           16,841
Long-term debt                                        18,576           19,483
Deferred income taxes                                    489              523
Mandatorily redeemable preferred stock and warrants   15,848           17,105
Total shareholders' equity                            28,865           31,465
                                                    --------         --------
        Total                                        $79,811          $85,417
                                                    ========         ========

      See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                     2001                2000
                                                               ---------------     ---------------
                                                              (in thousands, except per share data)
Net sales                                                           $18,883             $17,081
Cost of sales                                                        13,046              10,637
                                                                   --------            --------
Gross profit                                                          5,837               6,444
Operating expenses:
 Selling                                                              3,649               2,791
 Research and development                                             1,808               1,172
 General and administrative                                           2,139               1,325
 Amortization of intangibles                                            714                  55
                                                                   --------            --------
Total operating expenses                                              8,310               5,343
                                                                   --------            --------
Earnings (loss) from operations                                      (2,473)              1,101
                                                                   --------            --------
Other income (expense)                                                 (440)                144
                                                                   --------            --------
Earnings (loss) before income taxes                                  (2,913)              1,245
Income tax expense (benefit)                                         (1,093)                411
                                                                   --------            --------
Net earnings (loss)                                                  (1,820)                834
Accretion of mandatorily redeemable preferred securities               (234)                  -
                                                                   --------            --------
Net earnings (loss) available to common shareholders                $(2,054)            $   834
                                                                   ========            ========

Net earnings (loss) per common share - basic                        $  (.43)            $   .18
                                                                   ========            ========

Net earnings (loss) per common share - diluted                      $  (.43)            $   .18
                                                                   ========            ========

Shares used in per share calculation - basic                          4,739               4,721
                                                                   ========            ========

Shares used in per share calculation - diluted                        4,739               4,721
                                                                   ========            ========

      See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                  2001                  2000
                                                            ----------------       ---------------
                                                             (in thousands, except per share data)
Net sales                                                        $39,187               $32,160
Cost of sales                                                     25,333                20,285
                                                                --------              --------
Gross profit                                                      13,854                11,875
Operating expenses:
 Selling                                                           7,424                 5,739
 Research and development                                          3,472                 2,365
 General and administrative                                        4,301                 2,560
 Amortization of intangibles                                       1,429                   111
                                                                --------              --------
Total operating expenses                                          16,626                10,775
                                                                --------              --------
Earnings (loss) from operations                                   (2,772)                1,100
Other income (expense)                                              (582)                  279
                                                                --------              --------
Earnings (loss) before income taxes                               (3,354)                1,379
Income tax expense (benefit)                                      (1,244)                  455
                                                                --------              --------
Net earnings (loss)                                               (2,110)                  924
Accretion of mandatorily redeemable preferred securities            (469)                    -
                                                                --------              --------
Net earnings (loss) available to common shareholders             $(2,579)              $   924
                                                                ========              ========

Net earnings (loss) per common share - basic                     $  (.54)              $   .20
                                                                ========              ========

Net earnings (loss) per common share - diluted                   $  (.54)              $   .20
                                                                ========              ========

Shares used in per share calculation - basic                       4,736                 4,717
                                                                ========              ========

Shares used in per share calculation - diluted                     4,736                 4,720
                                                                ========              ========


      See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                               2001                2000
                                                                         ---------------      --------------
                                                                                    (in thousands)
Net cash provided by (used in) operating activities                           $  (800)            $ 3,573

Cash flows from investing activities:
 Sale of short-term investments                                                   108               1,000
 Purchase of short-term investments                                                 -              (2,501)
 Proceeds from sale of property                                                   317                   -
 Additions to property, plant and equipment                                      (262)               (771)
                                                                             --------            --------
   Net cash provided by (used in) investing activities                            163              (2,272)
                                                                             --------            --------

Cash flows from financing activities:
 Additions to short-term borrowings                                             2,000                   -
 Repayment of long-term debt                                                   (3,933)               (145)
 Proceeds from issuance of common stock                                            41                  63
 Redemption of warrants                                                        (1,718)                  -
                                                                             --------            --------
   Net cash used in financing activities                                       (3,610)                (82)
                                                                             --------            --------

Effect of exchange rates on cash                                                   25                (287)
                                                                             --------            --------

Net increase (decrease) in cash and cash equivalents                           (4,222)                932

Cash and cash equivalents, beginning of the period                              6,427               5,419
                                                                             --------            --------

Cash and cash equivalents, end of period                                      $ 2,205             $ 6,351
                                                                             ========            ========
Supplemental information:
  Cash paid during the period for interest                                    $ 1,075             $    39
  Cash paid (refunded) during the period for income taxes                     $    40             $   (46)
  Equipment obtained through lease financing                                  $   126             $     -
  Accounts payable paid through lease financing                               $   856             $     -

      See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. Condensed unaudited consolidated financial statements

   Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three- and six-month periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

   In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2001 and the results of its operations for the three- and six-month periods ended March 31, 2001 and 2000 and its cash flows for the six-month periods ended March 31, 2001 and 2000.


2. Income taxes

   The provision for income taxes is based on the estimated effective income tax rate for the year.


3. Comprehensive income

   The Company's consolidated comprehensive income (loss) was ($2,047,000) and $604,000 for the three months ended March 31, 2001 and 2000, respectively, and ($2,179,000) and $496,000 for the six months ended March 31, 2001 and 2000, respectively. The differences between the net earnings (loss) reported in the consolidated statement of earnings (loss) and the consolidated comprehensive net income (loss) for the periods consisted of changes in foreign currency translation adjustments.


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:

 . the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment;

 . the risk of further deterioration of general economic conditions and the impact of rising energy-related costs on customers;

 . the ability to generate cash from operations or borrow additional funds on terms favorable to the Company, if needed;

 . the ability to achieve revenue growth and cost savings objectives of mergers and acquisitions;

 . the ability of recently-introduced products to compete successfully in either existing or new markets;

 .  the potential for adverse fluctuations in foreign currency exchange rates;

 .  the risks associated with adverse changes in U.S. interest rates;

 .  the risks involved in expanding international operations and sales;

 .  competitive factors and their effect on pricing;

 . achievement of product performance specifications and any related effect on product upgrade or warranty expenses;

 . the ability to successfully identify, develop and market new products and enter new markets;

 .  availability and future costs of materials and other operating expenses;

 .  uncertainties relating to patents and proprietary information;

 . the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; and

 . the other factors discussed in the Company's filings with the Securities and Exchange Commission, particularly in Exhibit 99.1, "Forward-Looking Statement Risk and Uncertainty Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and the Risk Factors sections of the Company's Registration Statement on Form S-4, Post-Effective Amendment No. 1, filed March 23, 2001.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
---------------------

For the three-month period ended March 31, 2001, sales were $18.9 million compared with $17.1 million in the same quarter last year. The Company incurred a net loss of $1.8 million, or $0.43 per share, for the most recent quarter, which included merger-related amortization costs of $659,000, or $415,000 after tax. Excluding these merger-related charges associated with the acquisition of Advanced Machine Vision Corporation ("AMVC") in July 2000, the net loss would have been $1.4 million, or $0.35 per share, for the quarter ended March 31, 2001. This loss compares with earnings of $834,000, or $0.18 per diluted share, in the same period a year ago.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Sales for the six months ended March 31, 2001 were $39.2 million compared with $32.2 million for the comparable period in fiscal 2000. The company reported a net loss for the six-month period of $2.1 million or $0.54 per share, which included merger-related amortization and non-recurring integration costs of $2.0 million, or $1.3 million after tax. Excluding these merger-related and non-recurring integration charges, the net loss would have been $822,000, or $0.27 per share, for the six months ended March 31, 2001. This loss compares with net earnings of $924,000, or $0.20 per diluted share, for the corresponding six-month period in fiscal 2000.


Three Months. Net sales increased approximately $1.8 million or 11% in the three-month period ended March 31, 2001 compared to the corresponding period in fiscal 2000. The increase in net sales between the two periods resulted principally from increased sales in the automated inspection system and parts and service product groups, partially offset by decreased sales of process systems. Increased shipments of ADR(R)4, an automated inspection system introduced in February 2000 in frozen french fry processing, and the Prism(R) and TSII(R) and other systems acquired in the fourth quarter of fiscal 2000, were partially offset by decreased sales of the Company's Tegra(R) sorting systems. While parts and service grew 26% over the corresponding quarter last year, the rate of growth was lower than experienced in some recent quarters and is reflective of customer strategies to reduce their short-term maintenance costs by not investing in upgrades or maintaining on-site parts inventories at historical levels.

Orders for the second quarter of fiscal 2001 totaled $23.6 million, an increase of 27% from the $18.6 million for the corresponding period in fiscal 2000. Orders for automated inspection systems grew 42% compared to the same quarter of fiscal 2000, with acquired product lines strongly contributing. Orders for the ADR product line were quite strong compared with the same period of last year, while orders for the Tegra product line were well off of fiscal 2000 activity. Acquired products, including the Prism, TSII and other product lines serving food, forest products and other industries, comprised 26% of total system orders for the quarter.

Order activity has been affected by a number of factors affecting the Company's traditional customer base. Customers continue to show capital spending restraint in the current uncertain market conditions. Higher energy costs in certain sectors of the Company's markets have resulted in reduced spending by customers for both new equipment and maintenance expenditures for parts and service. Additionally, the vegetable market segment continues to experience high inventories and competitive pricing. The near-term outlook in the vegetable market continues to point to a general softness in demand for the Company's products.

The Company's backlog at the close of the March 31, 2001 quarter totaled $17.3 million, a 36% increase from a backlog of $12.7 million at the beginning of the quarter and a 37% increase from a backlog of $12.6 million at the same time last year. The backlog at March 31, 2000 did not include the backlog of subsequently acquired companies. Automated inspection system backlog represented about 49% of the total backlog at the more recent quarter-end compared to 36% one year ago. Backlog at March 31, 2001 includes strong orders in non-food industries, which offsets the continued slowdown in some of the Company's traditional markets.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Gross profit for the second quarter of fiscal 2001 was $5.8 million compared to $6.4 million in the corresponding quarter last year, or 30.9% and 37.7% of net sales, respectively. Gross margins for the quarter were unfavorably affected by:

 .  lower than anticipated margins on the Prism product line acquired from SRC
   Vision which is now being manufactured at the Company's headquarters. After additional manufacturing experience with this product and anticipated purchasing efficiencies, management expects to attain improved margins in the short term. Subsequent to the move of manufacturing to the Company's headquarters, production of the first unit of the other significant product line acquired with SRC Vision, the TSII, is yielding margins close to those expected, with improvements expected on the manufacture of additional units currently in backlog.

 . sales of used equipment by the Company's Ventek subsidiary in the forest products market, which carried a significantly lower margin compared to new equipment. The Company does not anticipate significant sales of used equipment in the sector in future quarters.

 . under-utilization of field service personnel, due to customer cutbacks in maintenance spending, and costs associated with cross-training of service personnel on all product lines. Seasonal demand in the Company's third and fourth fiscal quarters is expected to improve the utilization of field service personnel for the balance of the fiscal year. The Company does not anticipate significant additional costs for service training.

Operating expenses were $8.3 million in the three-month period ended March 31, 2001 compared to $5.3 million for the three-month period ended March 31, 2000. In the more recent period, selling expenses increased by 31% to $3.6 million, research and development expenses increased by 54% to $1.8 million and general and administrative expenses increased 61% to $2.1 million, each increase due principally to inclusion of normal operating expenses of the acquired companies. The March 2001 quarter includes incremental amortization of acquired intangibles of $659,000. During the most recent quarter the Company implemented several cost-cutting measures in response to the current economic environment, including a reduction in workforce and cutbacks in a number of spending plans to reduce operating expenses. These cost reductions are expected to be reflected in third quarter and future operating results. The Company expects to evaluate additional cost reduction measures to align spending with economic conditions.

For the fiscal quarter ended March 31, 2001, other expenses totaled $440,000 compared to other income of $144,000 for the corresponding period in fiscal 2000, due principally to interest expense related to debt created or assumed with the acquisition of AMVC in the fourth quarter of fiscal 2000.


Six Months. Net sales for the six-month period ended March 31, 2001 increased 22% to $39.2 million from $32.2 million in the comparable period last year. The increase in net sales for the six-month period over the fiscal 2000 period resulted principally from increased sales in the automated inspection systems and parts and service product groups, with the process systems group staying even with last year's sales levels for the six-month period. Acquired product lines contributed 27% of the systems sold during the more recent period. As a result, the product mix for the period reflected a stronger component of automated inspection systems, which increased by 49% compared to the corresponding period last year. Increased sales of process systems

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

products in the European market offset decreases in that product line in other parts of the world. Parts and service grew 18% for the consolidated Company in the more recent period.

For the six months ended March 31, 2001, gross profit increased by $2.0 million, or 17%, to $13.9 million, or 35.4% of net sales, compared to $11.9 million, or 36.9% of net sales, in the six months ended March 31, 2000. Gross profit contribution during the six-month period ended March 31, 2001 increased over the corresponding period in 2000 due principally to the increased sales volume from acquired product lines and the resulting shift in product mix to higher margin automated inspection systems. The effect of this shift in product mix was somewhat offset by the lower margins experienced on the acquired Prism product line and on used equipment sold in the forest products industry. Gross margin for the six-month period ended March 31, 2001 also suffered from integration and overhead costs associated with the combination of the service and manufacturing organizations resulting from the AMVC acquisition and the required accounting treatment of acquisition-related inventories.

In spite of the continued strength of the U.S. dollar and increased competition, total European sales for the six-month period ended March 31, 2001 increased 117% compared to the corresponding period last year. This increase consisted of a 143% increase in automated inspection systems manufactured in the United States and a 96% increase in process systems and parts and service manufactured and supplied from the Company's facility in The Netherlands. As a percentage of sales, margins on European sales improved to 41% for the six-month period compared to 36% for the same period last year. International orders received through the first six months of fiscal 2001 represented 41% of total orders, consistent with results in prior years.

Total operating expenses increased by $5.8 million to $16.6 million in the six-month period ended March 31, 2001 from $10.8 million in the comparable period in the previous fiscal year. In the more recent period, selling expenses increased by 29% to $7.4 million, research and development expenses increased by 47% to $3.5 million and general and administrative expenses increased 68% to $4.3 million, each increase due principally to the inclusion of normal operating expenses of the acquired companies. The six-month period ended March 2001 includes incremental amortization of acquired intangibles of $1.3 million. For the six-month period ended March 31, 2001, other expense was $582,000 compared to other income of $279,000 for the corresponding period in fiscal 2000, principally as a result of increased net interest expense. Interest income decreased as a result of decreased cash, cash equivalents and short-term investments.

The Company incurred a loss from operations of $2.8 million for the six months ended March 31, 2001 compared to income from operations of $1.1 million for the six months ended March 31, 2000, principally due to the increase in operating expenses which more than offset the increase in gross profits. As a result, the Company realized a net loss of $2.1 million, or 5.4% of net sales, for the six months ended March 31, 2001. The loss from operations and the reported net loss includes merger-related amortization and non-recurring integration costs of $2.0 million, or $1.3 million after tax. Excluding these merger-related and non-recurring integration charges, the net loss would have been $822,000, or 2.1% of net sales, for the six months ended March 31,

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

2001. This loss compares with net earnings of $924,000, or 2.9% of net sales, for the corresponding period last year.

Liquidity and Capital Resources
-------------------------------

For the six-month period ended March 31, 2001, net cash used in operating activities totaled $800,000 compared to $3.6 million net cash provided by operating activities in the corresponding period of the prior fiscal year. The net operating loss of $2.1 million included non-cash expenses of $2.9 million in depreciation and amortization, offset partially by $700,000 of other non-cash income, such as foreign exchange gains and deferred tax benefit. The primary factors contributing to the decrease in net cash provided by operating activities during the first half of fiscal 2001 were increases of $3.2 million in trade accounts receivable and $801,000 in net income tax receivable, partially offset by a decrease of $3.0 million in inventories.

Cash flows from investing activities included $108,000 provided from the sale of short-term investments during the six months ended March 31, 2001 compared to $1.5 million invested in short-term investments in the corresponding period in the previous fiscal year. Net cash resources of $55,000 were provided from the sale of capital equipment or property in the most recent six-month period, compared to $771,000 used to acquire capital equipment in the corresponding period last year. At March 31, 2001, the Company had no significant commitments for capital expenditures. The Company has offered for sale its partially-vacant facility, together with surplus manufacturing equipment, in Medford, Oregon by means of auctions currently scheduled from late June to mid-July 2001.

The Company's cash flows from financing activities for the three months ended December 31, 2001 were principally affected by the repayment of long-term debt totaling $3.9 million, compared to repayment of long term debt of $145,000 in the corresponding quarter in fiscal 2000, and the redemption of $1.7 million of warrants that were issued as part of the acquisition of AMVC. Short-term borrowings of $2.0 million partially financed the reductions of long-term debt and the redemption of warrants. At the close of the period, a total of 122,693 redeemable warrants were outstanding. Proceeds from the issuance of common stock during the six-month period in fiscal 2001 under the Company's employee stock option and stock purchase plans totaled $41,000 compared to $63,000 in the corresponding period last year.

During the six-month period ended March 31, 2001, working capital decreased by $2.1 million to $23.1 million from the amount at September 30, 2000. Cash and cash-equivalents decreased by $4.2 million as previously described. Trade accounts receivable increased by $3.1 million, principally as a result of significant sales prior to the close of the second quarter of fiscal 2001 and special payment terms granted on specific projects for a major customer. Inventories decreased by $3.0 million principally as a result of decreases in work in process and finished goods inventories. Current liabilities decreased by a net amount of $800,000 during the quarter, including decreases of $412,000 in accounts payable, $499,000 in accrued payroll and commission liabilities, and $720,000 in other accrued liabilities. The decreases in these current

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

liabilities were partially offset by increases of $558,000 in income tax payable and $309,000 in customer deposits.

The Company's credit agreement with a domestic commercial bank provides for operating lines of credit up to $21.4 million under three facilities, including a $4.5 million unsecured line of credit. At March 31, 2001, the Company had $16.8 million in borrowings under these credit facilities, $2.0 million of which was under the unsecured line of credit. The line of credit is subject to an annual renewal and was extended in January 2001, in April 2001 and again in May 2001 pending mutual agreement on a renegotiated borrowing arrangement involving all three facilities. During the most recent six-month period, interest on the credit facility varied from 6.99% to 9.75%.

At March 31, 2001 the Company was not in compliance with certain covenants of its credit facilities related to the fixed charge coverage ratio and the ratio of long-term debt to earnings before interest, taxes, depreciation and amortization. The bank has provided a letter of forbearance through September 1, 2001, during which time the Company and its lender intend to restructure or refinance the existing debt. The credit facilities provide for interest at 225 basis points above the bank's prevailing prime rate of interest during periods of non-compliance with loan covenants. The Company anticipates that it will be in compliance with the current covenants of the credit facilities by the end of its fiscal 2001. There can be no assurance that the Company will be able to negotiate terms or covenants more favorable to the Company or obtain additional financing on terms acceptable to the Company.

With the acquisition of AMVC, the company assumed a mortgage note with a domestic commercial bank on its Medford facility which had a balance of $2.9 million at March 31, 2001. The Company has not been in compliance with the covenants of this mortgage note since the acquisition date. The bank provided a letter of forbearance as of September 30, 2000 which is effective for the Company's fiscal 2001. This facility has been offered for sale through an auction service with a scheduled auction date of June 28, 2001.

The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $598,000, to the Company's subsidiaries in The Netherlands. At March 31, 2001, the Company had no borrowings under this credit facility.

In conjunction with the acquisition of AMVC, the Company issued Series B Convertible Preferred stock, Series C Convertible Preferred stock and warrants, each of which carries conversion or redemption privileges. A complete description of these instruments is contained in the Company's Registration Statement on Form S-4, Post-Effective Amendment No. 1, filed March 23, 2001. A brief description of the securities outstanding at March 31, 2001 is as follows:

 .  Outstanding Series B Convertible Preferred stock at March 31, 2001 totaled
   1,339,499 shares and is publicly traded. Each share is convertible at any time at the election of the holder for 2/3 share of the Company's Common stock, or redeemable at the election of the holder beginning July 12, 2002 for $10 per share.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

 .  Outstanding Series C Convertible Preferred stock at March 31, 2001 totaled
   119,106 shares all of which is held by one holder and is not publicly traded. Each share is convertible at any time at the election of the holder for 1 2/3 shares of the Company's Common stock, or redeemable at the election of the holder at any time for $20 per share.

 . Outstanding warrants at March 31, 2001 totaled 122,693 and are publicly traded. Each five-year warrant entitles the holder to purchase one share of the Company's Common stock for $15 or is redeemable at $10 per warrant at any time at the election of the holder.

If all holders of redeemable equities were to redeem their interests at the earliest possible time, the cash requirements would total $3.6 million in the short-term and an additional $13.4 million in July 2002. The Company has sufficient cash reserves and borrowing capability to cover the maximum short-term cash requirements and anticipates building cash reserves or reducing outstanding debt sufficiently prior to July 2002 to fund any redemption that may be made at that date.

The Company's operating, investing and financing activities resulted in a $4.2 million decrease in cash and cash equivalents during the six-month period ended March 31, 2001. At the end of the period, the balance of cash and cash equivalents totaled $2.2 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs.

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

The terms of sales to European customers by Key Technology B.V., the Company's European subsidiary, are typically denominated in either Euros, U.S. Dollars, Dutch guilders or to a far lesser extent, the respective legacy currencies of its European customers. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At March 31, 2001, the Company was not a party to any currency hedging transaction. As of March 31, 2001, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $163,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

During the quarter ended December 31, 2000, the Euro gained over 6% of its value against the U.S. dollar but then lost most of those gains during the quarter ended March 31, 2001. The Euro to U.S. dollar rate at the end of the six-month period varied less than 1% from the rate at the beginning of the Company's 2001 fiscal year. The Euro and those European currencies fixed to it had lost 21% of their value against the U.S. dollar during the Company's fiscal 2000. The effect of the fluctuating Euro on the operations and financial results of the Company were:

 . Unfavorable translation adjustments of $227,000 during the second quarter resulted in net unfavorable translation adjustments of $69,000, net of income tax, recognized as a component of comprehensive income or loss during the six-month period ended March 31, 2001 as a result of converting the guilder denominated balance sheet of Key Technology B.V. into U.S. dollars.

 . Foreign exchange losses of $30,000 during the Company's second quarter offset foreign exchange gains of $250,000 during the Company's first quarter and were recognized as other income and expense during the six months ended March 31, 2001 as a result of conversion of guilder and Euro denominated receivables and cash carried on the balance sheet of the U.S. operations.

A relatively strong U.S. dollar on the world markets makes the Company's U.S.- manufactured goods relatively more expensive to foreign customers when denominated in U.S. dollars or potentially less profitable to the Company when denominated in a foreign currency. Although the Company experienced strong orders from and shipments to foreign markets during the most recent six month period, the continuing strength of the U.S. dollar on the world markets may unfavorably affect the Company's market and economic outlook for these foreign sales.

The Company anticipates that the reduction of U.S. interest rates both during and subsequent to the close of the March 2001 quarter will result in a corresponding reduction of customers' cost of capital, which had previously delayed certain projects. However, there can be no assurance that

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
--------------------------------------------------------------------------------

customers in the Company's markets will maintain or increase their investment in Company products as a result of these and other market or economic factors.

At March 31, 2001 Key Technology had credit facilities of $16.8 million in which the interest rates are based upon either the lender's prime rate less certain basis points, the Federal Funds Borrowing Rate plus certain basis points, or the LIBOR rate plus certain basis points. The spread is determined by the performance of the Company as reviewed quarterly by the lender. The selection of the interest rate can be changed from time-to-time by the Company. At March 31, 2001 the Company was in non-compliance with two loan covenants which resulted in an interest rate change subsequent to the end of the period to the lender's prime rate plus 225 basis points. As of March 31, 2001 management estimates that a 100 basis point change in the interest rate would affect net income before taxes by approximately $168,000 on an annual basis.

Part II.  OTHER INFORMATION

Item  4.  Submission of Matters to a Vote of Security Holders.

     The Company held its Annual Meeting of Shareholders on February 7, 2001. Voting shareholders took the following actions at the meeting:

     1. The shareholders voted to elect the following nominees to the Company's Board of Directors:


                                                Votes                Votes
                                                 For               Abstaining
                                          ----------------    ------------------
          John E. Pelo                        5,359,815              12,370
          Peter H. van Oppen                  5,358,505              13,680

          There were no broker non-votes.

          Other directors whose terms of office as a director continued after the meeting are as follows:

            Thomas C. Madsen
            Gordon Wicher
            Rodger A. Van Voorhis
            Harold R. Frank
            Michael L. Shannon

     2. The shareholders voted to ratify management's appointment of independent auditors for fiscal 2001 by the affirmative vote of 5,355,282 shares, with 7,543 shares voting against the proposal and 9,360 shares abstaining. There were no broker non-votes.


Item  6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the three months ended March 31, 2001.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES
--------------------------------------------------------------------------------

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     KEY TECHNOLOGY, INC.
                                         (Registrant)


Date: May 10, 2001                   By  /s/ Thomas C. Madsen
                                       ------------------------------------
                                       Thomas C. Madsen,
                                       Chairman and Chief Executive Officer



Date: May 10, 2001                   By  /s/ Ted R. Sharp
                                       ------------------------------------
                                       Ted R. Sharp,
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)