Form 10-Q
period 2001-06-30
KEY TECHNOLOGY INC
filed 2001-08-14
CIK 906193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                                   ----------

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2001

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   for the transition period from ____ to ____

                           Commission File No. 0-21820
                                   ----------

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

                                 (509) 529-2161
              (Registrant's telephone number, including area code)
                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No_____
                                              -----

     The number of shares outstanding of the Registrant's common stock, no par value, on July 31, 2001 was 4,746,215 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2001
TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1. Financial statements
        Condensed unaudited consolidated balance sheets, June 30, 2001
            and September 30, 2000 ....................................................     3
        Condensed unaudited consolidated statements of earnings for the
            three months ended June 30, 2001 and 2000 .................................     4
        Condensed unaudited consolidated statements of earnings (loss) for the
            nine months ended June 30, 2001 and 2000 ..................................     5
        Condensed unaudited consolidated statements of cash flows for
             the nine months ended June 30, 2001 and 2000 .............................     6
        Notes to condensed unaudited consolidated financial statements ................     7


Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................................     9

Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................    17


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..............................................    19


SIGNATURES ............................................................................    20

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2001 AND SEPTEMBER 30, 2000

---------------------------------------------------------------------------------------------
                                                               June 30,         September 30,
                                                                 2001               2000
                                                             -------------      -------------
                                                                      (in thousands)
                    Assets
--------------------------------------------------
Current assets:
   Cash and cash equivalents                                    $ 2,109           $ 6,427
   Short-term investments                                            --               108
   Trade accounts receivable, net                                13,270             9,426
   Inventories:
         Raw materials                                            6,891             7,964
         Work-in-process and sub-assemblies                       6,643             7,284
         Finished goods                                           3,927             6,763
                                                                -------           -------
                 Total inventories                               17,461            22,011
   Other current assets                                           3,560             4,071
                                                                -------           -------
Total current assets                                             36,400            42,043
Property, plant and equipment, net                               11,952            13,784
Deferred income taxes                                             2,523             1,237
Intangibles and other assets, net                                25,903            28,353
                                                                -------           -------
        Total                                                   $76,778           $85,417
                                                                =======           =======

       Liabilities and Shareholders' Equity
--------------------------------------------------
Current liabilities:
   Accounts payable                                             $ 3,970           $ 3,843
   Accrued payroll liabilities and commissions                    2,959             3,972
   Income tax payable                                               752               185
   Other accrued liabilities                                      2,020             2,737
   Customers' deposits                                            2,406             2,657
   Short-term borrowing and debt                                    875             3,447
                                                                -------           -------
Total current liabilities                                        12,982            16,841
Long-term debt                                                   18,093            19,483
Deferred income taxes                                               479               523
Manditorily redeemable preferred stock and warrants              15,993            17,105
Total shareholders' equity                                       29,231            31,465
                                                                -------           -------
        Total                                                   $76,778           $85,417
                                                                =======           =======

       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

                                                                     2001           2000
                                                                   --------       ---------
                                                           (in thousands, except per share data)
Net sales                                                          $ 21,985       $ 16,819
Cost of sales                                                        12,983          9,896
                                                                   --------       --------
Gross profit                                                          9,002          6,923

Operating expenses:
   Selling                                                            3,226          2,870
   Research and development                                           1,436          1,024
   General and administrative                                         2,001          1,341
   Amortization of intangibles                                          702            103
                                                                   --------       --------
Total operating expenses                                              7,365          5,338
                                                                   --------       --------
Earnings from operations                                              1,637          1,585
Other income (expense)                                                 (455)            64
                                                                   --------       --------
Earnings before income taxes                                          1,182          1,649
Income tax expense                                                      440            453
                                                                   --------       --------
Net earnings                                                            742          1,196
Accretion of mandatorily redeemable preferred securities               (235)            --
                                                                   --------       --------

Net earnings available to common shareholders                      $    507       $  1,196
                                                                   ========       ========

Net earnings per common share - basic                              $    .11       $    .25
                                                                   ========       ========

Net earnings per common share - diluted                            $    .10       $    .25
                                                                   ========       ========

Shares used in per share calculation - basic                          4,742          4,726
                                                                   ========       ========

Shares used in per share calculation - diluted                        4,941          4,734
                                                                   ========       ========

       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

                                                                      2001            2000
                                                                  ------------    -----------
                                                             (in thousands, except per share data)
Net sales                                                            $61,172        $48,979
Cost of sales                                                         38,316         30,181
                                                                     -------        -------
Gross profit                                                          22,856         18,798

Operating expenses:
   Selling                                                            10,650          8,609
   Research and development                                            4,908          3,389
   General and administrative                                          6,302          3,901
   Amortization of intangibles                                         2,131            214
                                                                     -------        -------
Total operating expenses                                              23,991         16,113
                                                                     -------        -------
Earnings (loss) from operations                                       (1,135)         2,685
Other income (expense)                                                (1,037)           343
                                                                     -------        -------
Earnings (loss) before income taxes                                   (2,172)         3,028
Income tax expense (benefit)                                            (804)           908
                                                                     -------        -------
Net earnings (loss)                                                   (1,368)         2,120
Accretion of mandatorily redeemable preferred securities                (704)             -
                                                                     -------        -------
Net earnings (loss) available to common shareholders                 $(2,072)       $ 2,120
                                                                     =======        =======

Net earnings (loss) per common share - basic                         $  (.44)       $   .45
                                                                     =======        =======

Net earnings (loss) per common share - diluted                       $  (.44)       $   .45
                                                                     =======        =======

Shares used in per share calculation - basic                           4,738          4,720
                                                                     =======        =======

Shares used in per share calculation - diluted                         4,738          4,727
                                                                     =======        =======

      See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

                                                                         2001           2000
                                                                      ---------      --------
                                                                           (in thousands)
Net cash provided by operating activities                              $ 2,580        $ 4,922

Cash flows from investing activities:

   Sale of short-term investments                                          108          3,500
   Purchase of short-term investments                                        -         (3,507)
   Proceeds from sale of property                                          317              -
   Additions to property, plant and equipment                             (577)        (1,141)
   Acquisition of subsidiary, less cash acquired of $453                     -         (4,587)
                                                                       -------        -------
      Net cash used in investing activities                               (152)        (5,735)
                                                                       -------        -------

Cash flows from financing activities:

   Additions to short-term borrowings                                        -          1,300
   Repayment of long-term debt                                          (4,929)          (349)
   Proceeds from issuance of common stock                                   58            127
   Redemption of warrants                                               (1,807)             -
                                                                       -------        -------
      Net cash provided by (used in) financing activities               (6,678)         1,078
                                                                       -------        -------

Effect of exchange rates on cash                                           (68)          (359)
                                                                       -------        -------

Net decrease in cash and cash equivalents                               (4,318)           (94)

Cash and cash equivalents, beginning of the period                       6,427          5,419
                                                                       -------        -------

Cash and cash equivalents, end of period                               $ 2,109        $ 5,325
                                                                       =======        =======

Supplemental information:
     Cash paid during the period for interest                          $ 1,472        $    53
     Cash paid (refunded) during the period for income taxes           $  (702)       $   838
     Equipment obtained through lease financing                        $   126        $     -
     Accounts payable paid through lease financing                     $   856        $     -

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2000. The results of operations for the three- and nine-month periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2001 and the results of its operations for the three- and nine-month periods ended June 30, 2001 and 2000 and its cash flows for the nine-month periods ended June 30, 2001 and 2000.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Comprehensive income

     The Company's consolidated comprehensive income (loss) was $583,000 and $1,205,000 for the three months ended June 30, 2001 and 2000, respectively, and ($1,596,000) and $1,701,000 for the nine months ended June 30, 2001 and 2000, respectively. The differences between the net earnings (loss) reported in the consolidated statement of earnings (loss) and the consolidated comprehensive net income (loss) for the periods consisted of changes in foreign currency translation adjustments.

4.   Future accounting changes

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Currently, this statement is not applicable to the Company, as the Company is currently not involved in any hedging or derivative activities.

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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:

 .    the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment;
 .    the risk of further deterioration of general economic conditions and the impact of rising energy-related costs on customers;
 .    the ability to generate cash from operations or borrow additional funds on terms favorable to the Company, if needed, to fund potential redemptions of the Company's preferred stock;
 .    the ability to achieve revenue growth and cost savings objectives of mergers and acquisitions;
 .    the ability of recently-introduced products to compete successfully in either existing or new markets;
 .    the potential for adverse effects of fluctuations in foreign currency exchange rates;
 .    the risks involved in expanding international operations and sales;
 .    competitive factors and their effect on pricing;
 .    achievement of product performance specifications and any related effect on product upgrade or warranty expenses;
 .    the ability to successfully identify, develop and market new products and enter new markets;
 .    availability and future costs of materials and other operating expenses;
 .    uncertainties relating to patents and proprietary information;
 .    the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; and
 .    the other factors discussed in the Company's filings with the Securities and Exchange Commission, particularly in Exhibit 99.1, "Forward-Looking Statement Risk and Uncertainty Factors," of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000 and the Risk Factors sections of the Company's Registration Statement on Form S-4,
     Post-Effective Amendment No. 1, filed March 23, 2001.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Results of Operations
---------------------

For the three-month period ended June 30, 2001, sales were $22.0 million compared with $16.8 million in the same quarter last year. Net earnings for the quarter were $742,000, or $0.10 per diluted share, which included merger-related amortization costs of $645,000, or $406,000 after tax. This compares with earnings of $1.2 million, or $0.25 per diluted share, in the same period a year ago.

Sales for the nine months ended June 30, 2001 were $61.2 million compared with $49.0 million for the comparable period in fiscal 2000. The company reported a net loss for the nine-month period of $1.4 million or $0.44 per share, which included merger-related amortization and non-recurring integration costs of $2.7 million, or $1.7 million after tax. This loss compares with net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

earnings of $2.1 million, or $0.45 per diluted share, for the corresponding nine-month period in fiscal 2000.

Three Months. Net sales increased approximately $5.2 million or 31% in the three-month period ended June 30, 2001 compared to the corresponding period in fiscal 2000. The increase in net sales between the two periods resulted principally from increased sales in all product groups. Increased shipments of Prism(R), TSII(R) and other product lines acquired in the fourth quarter of fiscal 2000, were partially offset by decreased sales of the Company's Tegra(R) sorting systems, resulting in a 45% increase in sales of automated inspection systems compared to the same period of fiscal 2000. Parts and service also grew 45% over the corresponding quarter last year.

Orders for the third quarter of fiscal 2001 totaled $19.1 million compared with $16.6 million for the corresponding period in fiscal 2000. Orders for parts and service grew 55% compared to the same quarter of fiscal 2000. Acquired products, including the Prism, TSII and other product lines serving food, forest products and other industries, comprised 26% of total system orders for the quarter. Orders from customers outside the United States for the Company's products comprised 36% of total orders for the three-month period.

Challenging market conditions and high energy costs continue to cause delays in investments in capital equipment in certain portions of the Company's markets. The Company does not anticipate a significant strengthening of the current market in the food industry for the balance of the calendar year and will continue to assure that operations are at a level appropriate to meet the challenges presented by the market conditions.

The Company's backlog at the close of the June 30, 2001 quarter totaled $14.3 million compared with a backlog of $13.2 million at the same time last year. Automated inspection system backlog represented about 51% of the total backlog at the more recent quarter-end compared to 42% one year ago. The backlog at June 30, 2000 did not include the backlog of subsequently acquired companies.

Gross profit for the third quarter of fiscal 2001 was $9.0 million compared to $6.9 million in the corresponding quarter last year, or 41% of net sales for each of the comparable periods. This compares with 31% for the immediately preceding quarter. The improved gross profits over the second quarter of 2001 were a result of improved margins in several of the Company's major product lines and improved utilization of plant capacity. Efficiencies in manufacturing resources improved during the most recent quarter as a result of the relocation of manufacturing of SRC Vision's products to the Walla Walla headquarters during the first half of fiscal 2001. Manufacturing of automated inspection systems in the Walla Walla facility increased 17% while manufacturing employees decreased 11% compared to one year ago. The Company's continuing efforts to improve the margins on the Prism product line acquired from SRC Vision have been successful and improved the profits for the most recent quarter.


Operating expenses were $7.4 million in the three-month period ended June 30, 2001 compared to $5.3 million for the three-month period ended June 30, 2000. In the more recent period, selling

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

expenses increased by 12% to $3.2 million, research and development expenses increased by 40% to $1.4 million and general and administrative expenses increased 49% to $2.0 million, each increase due principally to inclusion of normal operating expenses of the acquired companies. The June 2001 quarter includes incremental amortization of acquired intangibles of $645,000. Cost reduction plans implemented during the most recent and immediately preceding quarters resulted in an 11% decrease in total operating expenses from the $8.3 million incurred in each of the first and second quarters of fiscal 2001.

For the fiscal quarter ended June 30, 2001, other expenses totaled $455,000 compared to other income of $64,000 for the corresponding period in fiscal 2000, due principally to interest expense related to debt created or assumed with the acquisition of AMVC in the fourth quarter of fiscal 2000.

Nine Months. Net sales for the nine-month period ended June 30, 2001 increased 25% to $61.2 million from $49.0 million in the comparable period last year. The increase in net sales for the nine-month period over the fiscal 2000 period resulted principally from increased sales in the automated inspection systems and parts and service product groups, with the process systems group also showing growth compared with last year's sales levels for the nine-month period. Acquired product lines contributed 28% of the systems sold during the more recent period. As a result, the product mix for the period reflected a stronger component of automated inspection systems, which increased by 48% compared to the corresponding period last year. A 73% increase in sales of process systems products in the European market offset decreases in that product group in other parts of the world. Parts and service grew 28% for the consolidated Company in the more recent period.

Orders for the nine-month period totaled $60.3 million, an increase of 23% from the $48.9 million for the corresponding period in fiscal 2000. Orders for automated inspection systems grew 34% while parts and service grew 48% compared to the same period of fiscal 2000, with acquired product lines strongly contributing. Acquired products, including the Prism, TSII and other product lines serving food, forest products and other industries, comprised 31% of total system orders for the nine-month period. International orders received through the first nine months of fiscal 2001 represented 40% of total orders.

The reduction of interest rates in the United States both during and subsequent to the close of the June 2001 quarter is encouraging, since it may result in a corresponding reduction of customers' cost of capital. While strengthening future orders can not be assured, the improvement in this and other economic factors is encouraging in its potential effect on previously delayed customer projects in portions of the Company's traditional markets.

The progress of the Company's diversification strategy helped to offset continuing weakness in the Company's traditional business, the food processing market in the United States. During the nine-month period ended June 30, 2001, the Company strengthened its sales and service presence in China and other Asia-Pacific markets, which contributed to the increase in orders for inspection systems. In addition, a major customer in the forest products industry placed orders

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

during the most recent quarter for a total of thirty seven systems from Ventek, including the new Sequoia Sentry moisture detector, New Vision 2000 defect scanning system, and the recently introduced Green End Moisture detection system.

Total European sales for the nine-month period ended June 30, 2001 increased 67% compared to the corresponding period last year. This increase consisted of a 68% increase in automated inspection systems manufactured in the United States and a 61% increase in process systems and parts and service manufactured and supplied from the Company's facility in The Netherlands. As a percentage of sales, margins on European sales improved to 40% for the nine-month period compared to 37% for the same period last year. Sales to international customers represented 47% of total sales for the nine-month period ended June 30, 2001.

The Company previously announced that it expected fiscal 2001 revenues to grow by 20% to 30% compared to fiscal 2000. After evaluating the level of backlog at the end of its third fiscal quarter and the prospective orders for its fourth fiscal quarter, the Company now projects a revenue growth rate for fiscal 2001at the low end of that range. As a result of the lower than previously anticipated orders, the Company also now anticipates that it will report a loss for fiscal 2001.

For the nine months ended June 30, 2001, gross profit increased by $4.1 million, or 22%, to $22.9 million, or 37% of net sales, compared with $18.8 million, or 38% of net sales, in the nine months ended June 30, 2000. The dollar amount of the gross profit contribution during the nine-month period ended June 30, 2001 increased over the corresponding period in 2000 due principally to the increased sales volume from acquired product lines and the resulting shift in product mix to higher margin automated inspection systems. The effect of this shift in product mix was somewhat offset by the lower margins experienced during the first and second quarter of fiscal 2001 on the acquired Prism product line and on used equipment sold in the forest products industry. Gross margin for the nine-month period ended June 30, 2001 also suffered from integration and overhead costs associated with the combination of the service and manufacturing organizations resulting from the AMVC acquisition and the required accounting treatment of acquisition-related inventories.

Total operating expenses increased by $7.9 million to $24.0 million in the nine-month period ended June 30, 2001 from $16.1 million in the comparable period in the previous fiscal year. In the more recent period, selling expenses increased by 24% to $10.7 million, research and development expenses increased by 45% to $4.9 million and general and administrative expenses increased 62% to $6.3 million, each increase due principally to the inclusion of normal operating expenses of the acquired companies. The nine-month period ended June 2001 includes incremental amortization of acquired intangibles of $2.0 million.

The Company accomplished its previously announced target of $4-5 million in cost reductions due to the synergies in the acquisitions completed in fiscal 2000, and anticipates achieving a total of $6 million in operating expense reductions and another $2 million in manufacturing cost savings during fiscal 2001. When combined with other reductions in operating expenses made during fiscal 2001, total operating expenses are expected to be more than $11 million less than

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

the expenses incurred by the Company and acquired companies on a proforma basis prior to the acquisitions.

For the nine-month period ended June 30, 2001, other expense was $1.0 million compared to other income of $343,000 for the corresponding period in fiscal 2000, principally as a result of increased net interest expense. Interest income decreased as a result of decreased cash, cash equivalents and short-term investments.

The Company incurred a loss from operations of $1.1 million for the nine months ended June 30, 2001 compared to income from operations of $2.7 million for the nine months ended June 30, 2000, principally due to the increase in operating expenses which more than offset the increase in gross profits. As a result, the Company realized a net loss of $1.4 million, or 2.2% of net sales, for the nine months ended June 30, 2001. The loss from operations and the reported net loss includes merger-related amortization and non-recurring integration costs of $2.7 million, or $1.7 million after tax. Excluding these merger-related and non-recurring integration charges, proforma net earnings were $326,000, or 0.5% of net sales, for the nine months ended June 30, 2001, compared with net earnings of $2.1 million, or 4.3% of net sales, for the corresponding period last year.

Liquidity and Capital Resources
-------------------------------

For the nine-month period ended June 30, 2001, net cash provided by operating activities totaled $2.6 million compared to $4.9 million in the corresponding period of the prior fiscal year. The loss from operations of $1.1 million included non-cash expenses of $4.3 million in depreciation and amortization, offset partially by $1.5 million of other non-cash income, such as foreign exchange gains and deferred tax benefit. Other factors contributing to net cash provided by operating activities during the first nine months of fiscal 2001 were decreases of $4.4 million in inventories and $683,000 in net income tax receivable, partially offset by an increase of $4.2 million in trade accounts receivable and a net increase of $327,000 in accounts payable, accrued liabilities and income taxes payable.

Cash flows from investing activities included $108,000 provided from the sale of short-term investments during the nine months ended June 30, 2001 compared to $3.5 million in the corresponding period in the previous fiscal year. Net cash of $317,000 was provided from the sale of property while $577,000 was used to acquire capital equipment in the most recent nine-month period, compared to $1.1 million cash used to acquire capital equipment in the corresponding period last year. During the nine-month period ended June 30, 2000, the Company used $4.6 million, net of cash acquired of $453,000, to acquire its Farmco division. At June 30, 2001, the Company had no significant commitments for capital expenditures. The Company has offered for sale its partially-vacant facility in Medford, Oregon.

The Company's cash flows from financing activities for the nine months ended June 30, 2001 were principally affected by the repayment of long-term debt totaling $4.9 million, compared to repayment of long-term debt of $349,000 in the corresponding period in fiscal 2000, and the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

redemption of $1.8 million of warrants that were issued as part of the acquisition of AMVC. For the nine months ended June 30, 2001, the Company repaid short-term borrowings made during the period compared with an increase in net short-term borrowings of $1.3 million in the corresponding period last year. Proceeds from the issuance of common stock during the nine-month period in fiscal 2001 under the Company's employee stock option and stock purchase plans totaled $58,000 compared to $127,000 in the corresponding period last year.

During the nine-month period ended June 30, 2001, working capital decreased by $1.8 million to $23.4 million from the amount at September 30, 2000. Cash and cash-equivalents decreased by $4.3 million as previously described. Trade accounts receivable increased by $3.8 million, principally as a result of increased sales during the nine-month period. Inventories decreased by $4.6 million as a result of decreases in all inventory categories. Current liabilities decreased by a net of $3.9 million during the quarter due principally to repayment of $2.6 million of short-term borrowings and current portion of long-term debt and a decrease of $1.0 million in accrued payroll and commission liabilities. Decreases of $717,000 in other accrued liabilities and $251,000 in customer deposits were partially offset by increases of $127,000 in accounts payable and $567,000 in income taxes payable.

The Company's credit agreement with a domestic commercial bank provides for borrowings up to $20.9 million under three credit facilities, including a $4.5 million operating line of credit. At June 30, 2001, the Company had $14.8 million in borrowings under these credit facilities, none of which was under the operating line of credit. The line of credit is subject to an annual renewal and was extended in January 2001, in April 2001 and again in May 2001 pending mutual agreement on a renegotiated borrowing arrangement involving all three facilities. During the most recent nine-month period, interest on the credit facility varied from 5.80% to 9.75%.

At June 30, 2001 the Company was not in compliance with one covenant of its credit facilities related to the ratio of long-term debt to earnings before interest, taxes, depreciation and amortization. The bank has provided a letter of forbearance through September 1, 2001. Prior to that date, the Company intends to restructure or refinance the existing debt or obtain an extension of the period of forbearance. The credit facilities provide for interest at rates up to 225 basis points above the bank's prevailing prime rate of interest during periods of non-compliance with loan covenants. The Company anticipates that it will be in compliance with the current covenants of the credit facilities by the end of its fiscal year on September 30, 2001.

With the acquisition of AMVC, the company assumed a mortgage note with a domestic commercial bank on its Medford facility which had a balance of $2.9 million at June 30, 2001. The Company has not been in compliance with the covenants of this mortgage note since the acquisition date. The bank provided a letter of forbearance as of September 30, 2000 which is effective for the Company's fiscal 2001. The Company is currently attempting to sell this asset.

The Company also maintains a credit facility with a Dutch bank which provides for operating lines of credit totaling 1.5 million guilders, or approximately $575,000, to the Company's subsidiaries in The Netherlands. At June 30, 2001, the Company had no borrowings under this credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

In conjunction with the acquisition of AMVC, the Company issued Series B Convertible Preferred stock, Series C Convertible Preferred stock and warrants, each of which carries conversion or redemption privileges. A complete description of these instruments is contained in the Company's Registration Statement on Form S-4, Post-Effective Amendment No. 1, filed March 23, 2001. A brief description of the securities outstanding at June 30, 2001 is as follows:

 .    Outstanding Series B Convertible Preferred stock at June 30, 2001 totaled
     1,339,541 shares. Each share is convertible at any time at the election of the holder for 2/3 share of the Company's Common stock, or redeemable at the election of the holder beginning July 12, 2002 for $10 per share.

 .    Outstanding Series C Convertible Preferred stock at June 30, 2001 totaled
     119,106 shares, all of which is held by one holder. Each share is convertible at any time at the election of the holder for 1 2/3 shares of the Company's Common stock, or redeemable at the election of the holder at any time for $20 per share.

 .    Outstanding warrants at June 30, 2001 totaled 113,879. Each five-year warrant entitles the holder to purchase one share of the Company's Common stock for $15 or is redeemable at $10 per warrant at any time at the election of the holder.

If all holders of redeemable equities were to redeem their interests at the earliest possible time, the cash requirements would total $3.5 million currently and an additional $13.4 million in July 2002. As described above, the Company is currently negotiating with its principal bank to restructure or refinance its existing credit facilities and does not believe that under its current lending arrangements it would be permitted to borrow to cover all possible redemptions. The Company anticipates using cash reserves and restructured or new credit facilities to cover the maximum current cash requirements and anticipates funding any tendered redemptions on or after July 2002 through use of cash reserves or new credit facilities to be obtained prior to that date. The Company can give no assurance that it will be able to generate cash flows from operations or secure new credit facilities sufficient to redeem all shares of preferred stock and warrants should holders elect to do so.

The Company's operating, investing and financing activities resulted in a $4.3 million decrease in cash and cash equivalents during the nine-month period ended June 30, 2001. At the end of the period, the balance of cash and cash equivalents totaled $2.1 million. The Company believes that its cash and cash equivalents, cash generated from operations and available borrowings under its operating lines of credit will be sufficient to provide for its working capital needs.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

conversion of its business systems to the Euro concurrent with the start of the Company's fiscal 2000 year. The Company expects to complete the conversion during its fiscal year 2001, well before January 1, 2002 when the legacy currencies will no longer be legal tender.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. Dollar against the Euro and the Dutch guilder.

The terms of sales to European customers by Key Technology B.V., the Company's European subsidiary, are typically denominated in either Euros, U.S. Dollars, Dutch guilders or to a far lesser extent, the respective legacy currencies of its European customers. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At June 30, 2001, the Company was not a party to any currency hedging transaction. As of June 30, 2001, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $151,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

During the nine months ended June 30, 2001, the Euro lost 4.4% of its value against the U.S. dollar, most of which occurred during the most recent quarter. In comparison, the Euro and those European currencies fixed to it had lost 21% of their value against the U.S. dollar during the Company's fiscal 2000. The effect of the fluctuating Euro on the operations and financial results of the Company were:

 .    Unfavorable translation adjustments of $159,000 during the third quarter resulted in net unfavorable translation adjustments of $228,000, net of income tax, recognized as a component of comprehensive income or loss during the nine-month period ended June 30, 2001 as a result of converting the guilder denominated balance sheet of Key Technology B.V. into U.S. dollars.

 .    Foreign exchange losses of $165,000 during the Company's third quarter offset foreign exchange gains of $220,000 during the Company's first and second quarters and were recognized as other income and expense during the nine months ended June 30, 2001 as a result of conversion of guilder and Euro denominated receivables and cash carried on the balance sheet of the U.S. operations.

A relatively strong U.S. dollar on the world markets makes the Company's U.S.-manufactured goods relatively more expensive to foreign customers when denominated in U.S. dollars or potentially less profitable to the Company when denominated in a foreign currency. Although the Company experienced strong orders from and shipments to foreign markets during the most recent nine month period, the continuing strength of the U.S. dollar on the world markets may unfavorably affect the Company's market and economic outlook for these foreign sales.

The Company anticipates that the reduction of U.S. interest rates both during and subsequent to the close of the June 2001 quarter will result in a corresponding reduction of customers' cost of capital, which had previously delayed certain projects. However, there can be no assurance that customers in the Company's markets will maintain or increase their investment in Company products as a result of these and other market or economic factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

At June 30, 2001 Key Technology had credit facilities of $14.8 million in which the interest rates are based upon either the lender's prime rate less certain basis points, the Federal Funds Borrowing Rate plus certain basis points, or the LIBOR rate plus certain basis points. The spread is determined by the performance of the Company as reviewed quarterly by the lender. The selection of the interest rate can be changed from time-to-time by the Company or may be determined by the lender during periods of non-compliance with loan covenants to as high as the lender's prime rate plus 225 basis points. At June 30, 2001 the Company was in non-compliance with one loan covenant. During the nine-month period then ended, interest on the credit facility varied from 5.80% to 9.75%. As of June 30, 2001 management estimates that a 100 basis point change in the interest rate would affect net income before taxes by approximately $148,000 on an annual basis.

Part II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

          No Current Reports on Form 8-K were filed during the three months ended June 30, 2001.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KEY TECHNOLOGY, INC.
                                      (Registrant)

Date: August 13, 2001            By       /s/ Thomas C. Madsen
                                    ------------------------------------------
                                    Thomas C. Madsen,
                                    Chairman and Chief Executive Officer

Date: August 13, 2001            By       /s/ Ted R. Sharp
                                    ------------------------------------------
                                    Ted R. Sharp,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)