Form 10-K
period 2001-09-30
KEY TECHNOLOGY INC
filed 2002-01-15
CIK 906193

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004

                   __________________________________________

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended September 30, 2001

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ___ to ___.

                           Commission File No. 0-21820

                   __________________________________________

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

                   __________________________________________

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
         Series B Convertible Preferred Stock, par value $.01 per share
             Warrants to purchase Common Stock, dated July 12, 2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the Registrant's common stock held by non-affiliates on December 18, 2001 (based on the last sale price of such shares) was approximately $12,828,634.

     The number of shares of the Registrant's common stock outstanding on December 18, 2001 was 4,751,346 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of Registrant's Proxy Statement dated on or about January 30, 2002 prepared in connection with the Annual Meeting of Shareholders to be held on February 20, 2002 are incorporated by reference into Part III of this Report.

                              KEY TECHNOLOGY, INC.
                                 2001 FORM 10-K
                                TABLE OF CONTENTS

PART I                                                                         PAGE
                                                                               ----
     Item 1.   BUSINESS ......................................................    1

     Item 2.   PROPERTIES ....................................................   12

     Item 3.   LEGAL PROCEEDINGS .............................................   13

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...........   13


PART II

     Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS ...........................................   13

     Item 6.   SELECTED FINANCIAL DATA .......................................   16

     Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ...........................   17

     Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK ..................................................   24

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................   26

     Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ...........................   51


PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ............   51

     Item 11.  EXECUTIVE COMPENSATION ........................................   52

     Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
               AND MANAGEMENT ................................................   52

     Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ................   52


PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K ......................................................   53

     SIGNATURES ..............................................................   56

     EXHIBIT INDEX ...........................................................   57

                                     PART I

    Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:

 .    the Company's inability to meet its potential equity redemption obligations in July 2002 when it may be required to redeem for cash all or a portion of its outstanding preferred stock or at any time when it may be required to redeem certain warrants;

 .    the effect of the Company's substantial debt on its operations and future growth; o the Company's inability to obtain additional financing in the future;

 .    the effect on the Company's business of adverse economic conditions in the food processing industry and other industries served by the Company;

 .    the performance and needs of industries served by the Company and the financial capacity of customers in these industries to purchase capital equipment;

 .    the ability to achieve revenue growth;

 .    the ability of new products to compete successfully in either existing or new markets;

 .    competitive factors;

 .    the risks involved in expanding international operations and sales;

 .    achievement of product performance specifications and any related effect on product upgrade or warranty expenses;

 .    the potential for adverse fluctuations in foreign currency exchange rates;

 .    the effect of product or market development activities;

 .    availability and future costs of materials and other operating expenses;

 .    uncertainties relating to patents and proprietary information;

 .    the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; and

 .    other factors discussed in Exhibit 99.1 hereto which is incorporated herein by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.    BUSINESS.

General

     Key Technology, Inc. (the "Company") was founded in 1948 as a local producer of vegetable processing equipment and has evolved into a worldwide supplier of process automation solutions to the food processing industry and other industries such as tobacco, plastics and pharmaceuticals. The present Company was incorporated in 1982 as a result of a management buyout of the predecessor organization.

     The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality. These systems integrate electro-optical automated inspection and sorting systems with process systems which include specialized conveying and preparation systems. The Company provides parts and service for each of its product lines to customers throughout the world. Industries served include food processing and non-food and industrial applications such as tobacco, plastics, and pharmaceuticals.

     During fiscal 2001, the Company's net sales were $73.0 million compared to sales of $67.4 million in fiscal 2000. The Company incurred a net loss of $4.9 million, or $1.24 per share, for the year ended September 30, 2001, which included merger-related amortization and non-recurring integration costs of $3.4 million, or $2.1 million after tax, and the loss on the sale of Ventek of $2.1 million. Excluding these merger-related and non-recurring integration costs, as well as the loss on the sale of Ventek, the net loss would have been $643,000, or $0.33 per diluted share. The loss for fiscal 2001 compares with a reported net loss of $333,000, or $0.12 per diluted share, for fiscal 2000, which included merger-related and one-time acquisition costs of $3.0 million or $1.9 million after tax. Excluding merger-related and one-time acquisition charges, net earnings would have been $1.6 million or $0.29 per diluted share for the year ended September 30, 2000.

     The Company acquired two separate organizations during fiscal 2000. On June 1, 2000 the Company acquired Farmco, Inc. and its sister company Ro-Tech, Inc. (collectively "Farmco"). Both companies are based in Redmond, Oregon. Farmco manufactures and sells equipment that mechanically sorts, grades, selects, or removes product based upon its size or shape. Ro-Tech, Inc. performed research and development activities for Farmco products and owned the intellectual property associated with Farmco products. On July 12, 2000 the Company acquired Advanced Machine Vision Corporation (AMVC), a company based in Medford, Oregon. AMVC and its subsidiaries design, manufacture and market machine vision systems that combine lighting, camera, processor and software technologies to improve quality, enhance yield, reduce production costs and increase throughput in a variety of markets. Applications include systems for the food, tobacco, plastics recycling, pulp wood, and wood panel industries.

     Prior to September 30, 2001, the Company committed to a plan to sell Ventek, Inc. ("Ventek"), a wholly-owned subsidiary that supplies machine vision systems to the forest products industry. Ventek was acquired by Key as part of its acquisition of AMVC in July 2000.

     The Company's domestic operations are headquartered in Walla Walla, Washington with manufacturing facilities in Walla Walla, Washington and Redmond, Oregon. The Company moved the manufacturing activities acquired from AMVC from Medford to Walla Walla in fiscal 2001, but continues to maintain a presence in Medford performing research and development, service and sales activities. The Company supplies all product groups - automated inspection systems and process systems - to customers in its primary markets through common sales and distribution channels. In addition, the Company supplies parts and service through its worldwide service organization.


Industry Background

     The Company considers the size and variety of worldwide processing industries to be a significant opportunity for growth, not only to solve existing quality and safety issues, but also to assist in providing safe processing technologies to expanding global markets. Accordingly, the Company devoted increased resources in fiscal 2001 to selling and marketing activities and new product research and development that will increase the Company's ability to address these potential global markets.

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

    The Company's strategy is to solve processing industry problems of high labor costs, inadequate yields and inconsistent quality and safety by providing automated inspection systems and process systems. The Company's process automation systems use advanced optical inspection technology to improve product yield (more of the good product recovered) and quality (higher percentage of defective product being removed) over the manual sorting and defect removal methods historically used by food processors. In a typical application, process automation systems can replace 25 to 75 processing line employees, resulting in labor cost savings and improved yield sufficient to pay for the system in less than one year, as well as providing significant improvements in product quality.

    The global food processing industry is currently in a consolidation period and is facing low single-digit growth rates. Market conditions may point to further consolidations in the future. The consolidations in the food processing industry have resulted in Key's customers delaying investment in it's products. Key believes the food processing companies that emerge from this consolidation period will be financially stronger, however these surviving companies will be looking for ways to improve product quality and safety, as well as ways to make themselves more competitive. Since Key's equipment results in higher product yields, improved product quality and safety, as well as reduced processing costs, Key believes these surviving companies will have more interest in its products allowing for expanded sales into this industry in future years.

Non-food Industries - Tobacco, Pharmaceuticals & Plastics

    Processors in non-food industries are also implementing systems solutions to reduce costs, increase yields, and produce higher quality products that are safe for consumers.

    The largest non-food processing market is the tobacco industry. With the acquisition of AMVC and its subsidiary SRC Vision, which has an installed base of over 100 units in the tobacco industry, the Company significantly increased its potential opportunities in this market and may be able to introduce other products along with automated inspection systems to tobacco customers. At present, the pharmaceutical, plastics and other non-food industries represent a relatively small share of the Company's sales and installed base. However, to further its growth strategy, the Company is actively pursuing expansion into new markets, some of which have the potential for higher profit margins. The
Company believes that many additional applications for its products exist in both food and non-food markets, particularly in the area of automated process control.

Products

    The Company has developed a modular family of product lines that can be configured in a variety of ways and integrated to provide complete solutions for specific applications. Advances in any one module can therefore benefit a number of the Company's products. Despite the incorporation of sophisticated technology, the Company's products can be operated by plant personnel with minimal specialized training and are built to withstand the harsh environments found in processing plants.

    The following table sets forth sales by product category for the periods indicated:


                                                                Fiscal Year Ended September 30,
                                                    --------------------------------------------------------
                                                       2001                  2000                  1999
                                                    ------------          ------------          ------------
                                                                        (in thousands)
Automated inspection systems .....................     $26,884               $24,002               $22,342
Process systems ..................................      27,050                26,414                33,950
Parts and service/contracts ......................      19,020                16,996                13,239
                                                    ------------          ------------          ------------
       Net sales .................................     $72,954               $67,412               $69,531
                                                    ============          ============          ============

Service and maintenance contracts are less than 10% of total net sales and therefore are summarized with parts.

     The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:


                                                                Fiscal Year Ended September 30,
                                                    --------------------------------------------------------
                                                       2001                  2000                  1999
                                                    ------------          ------------          ------------
Automated inspection systems .....................      39%                   40%                   39%
Process systems ..................................      32%                   28%                   41%
Parts and service/contracts ......................      29%                   32%                   20%
                                                    ------------
                                                    ------------          ------------          ------------
       Total gross margin ........................     100%                  100%                  100%
                                                    ============          ============          ============

Automated Inspection Systems

    Automated inspection systems are used in various applications to detect and eliminate defects, most often during processing of raw products. The Company's systems within this group include the ADR(R) and Tegra(R) systems, representing the fourth generation of automated inspection systems designed by Key Technology; Prism(R) and Tobacco Sorter II(TM) and Tobacco Sorter 3(TM) designed by SRC Vision; and the new Optyx(TM) automated inspection system, designed by the merged companies. All systems are now manufactured at the Walla Walla manufacturing facility.

    Nearly all systems in this group use proprietary linear array charged coupled device ("CCD") mono-chromatic, color or multi-spectral cameras. Each of the cameras scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 4,000 times per second and can identify defects as small as 1/16 of an inch (1.5 mm) in diameter. Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product. Systems with color cameras are required when a variety of defect and product colors occur simultaneously or when the difference in shading between the defective and the good product is more subtle. In 1998, the Company developed multi-spectral systems which utilize either infrared or ultraviolet technologies, individually or in combination with visible light, to identify defects that may not be detectable by using solely visible light spectra.

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

     Prism System. In 1999, SRC Vision introduced the new Prism sorting system. Designed for stable performance in challenging environments, Prism has gained strong acceptance in segments of the fruit, vegetable and snack food markets. It incorporates optional sensing of short-wave infrared light, uses a novel broad-band illumination system, and is designed to require minimal maintenance. In addition to present and potential applications in potato products, vegetables, fruits, plastics, and snack foods, Prism adds specific applications with products such as dehydrated potato flakes, plastic flake and peaches.

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

     Tobacco Sorter II and Tobacco Sorter 3. The tobacco industry has special requirements in the handling and sorting of its tobacco products, which vary in size and moisture content and other properties depending upon the type of product being produced and the point of handling and inspection. SRC Vision's Tobacco Sorter 3 (TS3), introduced worldwide in 2001, utilizes the machine vision engine of the Prism System in a specially constructed frame, enclosure, and material handling arrangement to meet the specific product inspection requirements of this industry. In addition to the large installed base of its predecessor, Tobacco Sorter II, the new TS3 has now been installed successfully in North America, Latin America, Europe and Asia. Customers have benefited from

TS3's improved color resolution, significantly enhanced data communications capability, and reduced maintenance requirements.

      Optyx System. In fiscal 2001, the company developed and introduced its new automated inspection system named Optyx. The Optyx system was developed by the combined research and development organizations of Key Technology and SRC Vision. The new sorter incorporates the best technologies of both companies to create a sorter that maintains the power and sorting capabilities of a large sorter in an economical and compact machine. Optyx employs the advanced camera, lighting, image processing, and ejection technologies used in the Tegra and Prism products. The lower cost Optyx system is ideal for smaller processors and lower volume processing lines which were previously unable to justify the expense of a larger sorter. Present and potential applications include the Company's traditional fruit, vegetable and tobacco markets. The Optyx system has successfully proven its technical capabilities at several beta site locations and the Company has received orders for several Optyx systems.

     ADR System. The Company's ADR systems are used to transport, inspect and remove defects from french fry potatoes. The Company believes its ADR system is the principal optical inspection and defect removal system used in the french fry processing industry. The Company's full-capacity ADR systems can process up to 27,000 pounds of product per hour.

    Pharmaceutical Inspection System. In fiscal 1996, the Company purchased certain inventory, trademarks and patents related to a pharmaceutical inspection product line, the I-300 Pharmaceutical Inspection System, from the Imaging Division of Oncor, Inc. Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals, including tablets, capsules and softgels for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules. The pharmaceutical inspection system also verifies and detects color, size, location and shape defects at processing rates over one million pieces per hour. Sales of this product line are a minor contributor to automated inspection system revenues.

Process Systems

    Conveying and other custom designed processing systems are utilized throughout the food industry, as well as other industries, to move large quantities of product within a processing plant. The Company's process systems include the Iso-Flo(R), Horizon(TM), Marathon(TM), and Impulse(TM) vibratory conveyor systems. The Farmco acquisition added another significant product group, that is made up of mechanical sizing, sorting, separating and grading equipment. In addition, the product line includes food pumping systems, belt conveyors, spiral elevators and other custom designed conveying technologies.

     Iso-Flo Vibratory Conveying Systems. The Company's principal specialized conveying system is its Iso-Flo vibratory conveyor system, which was introduced in 1978. The Iso-Flo conveyor is a type of pan conveyor. Pan conveyors are common throughout industries that process product streams of discrete pieces, especially the food processing industry. Pan conveyors move product pieces by vibrating the pan at high frequency along a diagonal axis, upward and forward. This action propels the product ahead in small increments and distributes it evenly for close control of movement and presentation.

     Iso-Flo systems are used in a variety of processing applications, including potato products, vegetables and fruits (green beans, peas, carrots, corn, peaches, pears, cranberries and apples), snack foods, cereals, pet foods, poultry, seafood and certain nonfood products.

     Most Iso-Flo conveyors are custom designed and engineered by the Company to customer specifications. The Company considers its vibratory conveyor technology to be a proprietary core competency. As a result of the Company's research and development activities in fiscal 1999 and 2000, it expanded its family of vibratory conveyors with the introduction of three new products in the first quarter of fiscal 2000. These products were the Horizon(TM), the Impulse(TM) and the Marathon(TM) conveying systems. Initial placements of beta and trial units were made in fiscal 2000 which resulted in initial sales of all the new products during fiscal 2001. Product reliability and performance met expectations in all placements with order and quote volume increasing. During fiscal 2001, activity in research and development focused on product enhancement options, including new automated diverters for product movement, vibration sensors, and added automation and control technologies for all process systems.

     The Horizon is a horizontal motion vibratory conveyor that uses a gentle conveying action to move fragile foods, such as snacks, cereals and seasoned/coated products, through the processing stages. The design of the Horizon eliminates vertical bounce of the processor's product. This feature results in reduced costs to the processor due to minimized product damage, reduced seasoning/coating loss and elimination of condiment build-up on the conveying surface.

    The Impulse is a line of electromagnetic conveyors which combine the advantage of quick start/stop with precise metering control. Additionally, the Impulse conveyor drive systems are oil-free which limits the potential for contamination and improves the safety of edible food products. This conveyor system was developed for packaging applications in snack food, dry ingredient, chemical and pharmaceutical processing.

    The Marathon is the Company's longest conveyor and moves product up to 100 feet or more on a single conveyor bed. This conveyor is targeted for use in high volume applications such as corn, green beans and other bulk conveying markets to maximize the processor's production efficiency.

    The mechanical sizing, sorting, separating, and grading products are used in many food processing systems. These proprietary rotary sizing and grading technologies optimize yield, increase packaging efficiency, and improve product quality primarily by removing small irregular-shaped pieces of product from the line or separating product into predetermined size categories. In combination with other Company provided equipment, these products can increase overall line efficiency and systems capability.

    Food Pumping Systems and Belt Conveyors. The Company's hydro food pumping systems are used to transport food items over distances and elevations in processing plants. A typical pumping system consists of a stainless steel contoured tank and food pump to propel the product through lengths of piping to a water removal/product spreading subsystem. The systems can be configured so that food processing functions, such as blanching, cooling and cutting, can also occur during pumping. The Company also designs and manufactures belt conveyors using a variety of belt materials and frame configurations.

    Preparation systems. The Company designs and manufactures raw food preparation systems to prepare vegetables prior to freezing, canning or other processing. Products in this group include blanchers, air cleaners, air coolers, froth flotation cleaners, vegetable metering systems, and bulk handling equipment. These products represent the Company's most mature product line. Sales of these products over the years have formed a customer base for sales of other Company products and are also establishing a customer base in markets in developing countries.

    Preparation system revenues may also include a variety of third-party supplied equipment and installation services which are sold as components of larger processing lines, for which the Company has assumed turn-key sales responsibility. In fiscal 2001, the Company did not sell any third-party products for which it assumed turn-key sales responsibility. In fiscal 2000, these third-party supplied products accounted for approximately $1.8 million of the $26.4 million total net sales of process systems.

Parts and Service/Contracts

    The Company provides spare parts and post-sale field and telephone-based repair services to support its customers' routine maintenance requirements and seasonal equipment startup and winterization processes. In response to increasing customer demand for maintenance and parts services, the Company introduced a new multi-tier service product offering named UpTime(TM) in fiscal 1999. During fiscal 2000 the Company tested the ability to supply remote diagnostics in the UpTime(TM) offering and began selling this service as UpTime Connection in Fiscal 2001. The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth. In fiscal 2001, to help increase parts and maintenance service revenues and provide a higher level of customer service, the Company realigned its service organization so that field service personnel are now geographically located closer to its customers throughout the world. The Company also typically provides system installation support services which are included in the sales price of certain of its products, principally automated inspection systems.

Customers and Markets

    The Company's primary market is the food processing industry. The largest markets for the Company's products have been processors of potatoes, vegetables and snack foods. The Company has also experienced recent success in the dry product markets which include cereals and pet food. The Company believes many additional applications for its systems exist in both food and non-food markets.

    The principal potato market served by the Company's systems is french fries. French fries comprise approximately 90% of the over eight billion pounds of frozen potato products processed annually in the United States. The expansion of American-style fast food chains in other countries is resulting in parallel development of the frozen french fry market overseas. The major investment in new french fry processing facilities is occurring outside the United States.

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

    In non-food markets, the Company's principal market is the tobacco industry. The Company's products provide tobacco companies sorting capability to remove impurities and foreign matter from a stream of stripped tobacco. The Company believes market growth for tobacco systems shows great promise based upon the high degree of acceptance demonstrated by its customers and the significant size of the worldwide tobacco processing market. Additionally, the Company expects that the tobacco market may provide opportunities for expanded sales of process systems to compliment new and existing installations of automated inspection systems.

    Export and international sales for the fiscal years ended September 30, 2001, 2000 and 1999 accounted for 49%, 41% and 46% of net sales in each such year, respectively. Nearly all export sales of products manufactured in the United States for shipment into international markets other than Europe have been denominated in U.S. dollars. Sales into Europe of systems, spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies. In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase the sales prices in local currencies of the Company's products in international markets; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. Additional information regarding export and international sales is set forth in
Note 13 to the Company's Consolidated Financial Statements for the year ended September 30, 2001.

    During fiscal 2001, 2000 and 1999 sales to McCain Foods represented approximately 17%, 14% and 11% of total net sales, respectively. While the Company believes that its relationship with McCains is satisfactory, the loss of this customer could have a material adverse effect on the Company's results of operations.

    The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington; Medford, Oregon; and Redmond, Oregon. The Company's subsidiary, Key Technology B.V., provides sales and service to European customers.

Engineering, Research and Development

    At September 30, 2001, the Company's engineering departments had 115 technical and support employees who conduct new product research and development, sustaining engineering for released products and project engineering for custom systems. The department includes electronic, mechanical and software engineers, mathematicians and technical support personnel.

    The Company's project engineering teams are responsible for engineering and designing the details of each custom order. A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

    In fiscal 2001, the Company's engineering, research and development expenses were approximately $5.4 million, compared to $5.3 million and $4.3 million in 2000 and 1999, respectively.

Manufacturing

    The Company maintains three domestic manufacturing facilities, two located in Walla Walla and one in Redmond, Oregon, and a European manufacturing facility located in The Netherlands. The Company's current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Computer Aided Design (CAD), Computer Aided Manufacturing
(CAM) and Computer Integrated Manufacturing (CIM) technologies. Manufacturing activities include process engineering; cutting, welding, fabrication and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration. The Company manufactures products in the following locations:

      ---------------------------------------------------------------------------------------------------
      Location                             Size in Square Feet           Products/Services Produced
      ---------------------------------------------------------------------------------------------------
      Walla Walla, Washington              150,000                       Automated Inspection
                                                                         Process Systems
                                                                         Parts and Service
      ---------------------------------------------------------------------------------------------------
      Walla Walla, Washington              100,000                       Process Systems
      ---------------------------------------------------------------------------------------------------
      Redmond, Oregon                      19,000                        Process Systems
                                                                         Parts and Service
      ---------------------------------------------------------------------------------------------------
      Beusichem, The Netherlands           45,000                        Process Systems
                                                                         Parts and Service
      ---------------------------------------------------------------------------------------------------
      Beusichem, The Netherlands           18,000                        Parts warehouse
                                                                         Future manufacturing expansion
      ---------------------------------------------------------------------------------------------------

     The Company manufactures certain of its products to Underwriters Laboratories, United States Department of Agriculture and Occupational Safety and Health Administration standards. The Company's domestic manufacturing processes in its Walla Walla operations originally became qualified in January 1995 for certification to the ISO-9001 quality management and assurance standards. Those specific operations were audited in fiscal 2001 and found to be compliant. The processes of qualifying and certifying the Company's Redmond, Oregon operations and the engineering and service operations in Medford, Oregon is currently under review. It is the Company's expectation that each of those entities will become certified to the ISO-9001 quality standard. Certain of the Company's products also comply with the Canadian Standards Association (CSA), European CE (Conformite Europeene) and Electronic Testing Laboratory (ETL) safety standards.

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

Backlog

    The Company's backlog as of September 30, 2001 and September 30, 2000 was approximately $12.5 million and $14.1 million, respectively. Gross shipments exceeded orders by $1.6 million in fiscal 2001. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders. However, the Company believes that backlog is not necessarily a meaningful indicator of future financial results as it typically ships products ordered within eight to thirteen weeks from the date of receipt of the order. Large multiple-unit system orders or orders for systems in high demand may, however, result in longer delivery times.

Competition

    The markets for automated inspection systems and process systems are highly competitive. Important competitive factors include price, performance, reliability, and customer support and service. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices. Certain of the Company's competitors may have substantially greater financial, technical, marketing and other resources. The Company's principal competitors are believed to be FMC Technologies, Inc., Heat & Control, Sortex Ltd., the Pulsarr B.V. and Elbicon N.V. subsidiaries of Barco N.V., Kiremko B.V., and BEST N.V. As the Company enters new markets, it expects to encounter new niche competitors.

Patents and Trademarks

    The Company currently holds fifty-seven active United States patents issued from 1984 through 2001 and twenty-three active patents issued by other countries, the first of which expires in calendar 2002. As of December 18, 2001, twenty-two other patent applications had been filed and are pending in the United States and other countries. The Company has twenty-three registered trademarks and applications pending for three trademarks.

     The Company also attempts to protect its trade secrets and other proprietary information through proprietary information agreements and security measures with employees, consultants and others. The laws of certain countries in which the Company's products are or may be manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

Employees

    At September 30, 2001, the Company had 543 full-time employees, including 230 in manufacturing, 115 in engineering, research and development, 136 in marketing, sales and service and 62 in general administration and finance. A total of 112 employees are located outside the United States. None of the Company's employees in the United States are represented by a labor union. The manufacturing employees located at the Company's facility in Beusichem, The Netherlands are represented by the Small Metal Union. The Company has never experienced a work stoppage, slowdown or strike. The Company considers its employee relations to be excellent.

 ITEM 2.    PROPERTIES.

    The Company owns or leases the following properties:

----------------------------------------------------------------------------------------------------------------
                                                                                        Lease      Renewal
Location                 Purpose                     Square Feet  Owned or Leased       Expires    Period
----------------------------------------------------------------------------------------------------------------

Walla Walla, Washington  Corporate office,           150,000      Leased with option    2010
                         manufacturing, research                  to purchase within
                         and development, sales and               the lease term
                         marketing, administration
----------------------------------------------------------------------------------------------------------------
Walla Walla, Washington  Manufacturing, research     100,000      Leased with option    2005       2010
                         and development, sales and               to purchase
                         marketing                                beginning January 1,
                                                                  2002

----------------------------------------------------------------------------------------------------------------
Medford, Oregon          Research and development,   82,000       Owned  (2)
                         sales and marketing (1)
----------------------------------------------------------------------------------------------------------------
Medford, Oregon          Vacant Lot                  50,000       Owned  (3)
----------------------------------------------------------------------------------------------------------------
Redmond, Oregon          Manufacturing, research     19,000       Leased                2003       2008
                         and development,
                         administration

----------------------------------------------------------------------------------------------------------------
Beusichem, The           Manufacturing, sales and    45,000       Leased                2008       2013
Netherlands              marketing, administration
----------------------------------------------------------------------------------------------------------------
Beusichem, The           Parts warehouse, future     18,000       Owned
Netherlands              manufacturing expansion
----------------------------------------------------------------------------------------------------------------

     (1) In fiscal 2001 the manufacturing activities previously performed in Medford were moved to the Company's 150,000 square foot facility in Walla Walla. The Company has offered for sale its partially-vacant Medford facility.

     (2) Subject to a deed of trust securing an approximately $2.9 million loan made by Bank of America National Trust and Savings Association. The loan bears interest at 8.3% and is due May 1, 2008.

     (3) The Company originally acquired 150,000 square feet of vacant land in conjunction with the acquisition of AMVC. Subsequently, the Company has sold 100,000 square feet to various third parties. Based upon these transactions and the number and quality of continuing inquiries, the Company expects to sell the remaining property at or above its book value.

ITEM 3.    LEGAL PROCEEDINGS.

    From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 5, 2001, the Company was not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

    Shares of the Company's common stock are quoted on the Nasdaq National Market System under the symbol "KTEC". The following table shows the high and low bid prices per share of the Company's common stock by quarter for the two most recent fiscal years ended September 30:

                                        High             Low
                                        ------           ------
         Fiscal 2001
         -----------
             1st Quarter                $8.938           $4.125
             2nd Quarter                 8.250            5.188
             3rd Quarter                 7.250            4.050
             4th Quarter                 5.040            2.040

         Fiscal 2000
         -----------
             1st Quarter               $10.000           $6.578
             2nd Quarter                11.188            8.125
             3rd Quarter                 9.875            7.000
             4th Quarter                10.063            8.250

     The sources of these quotations for the Company's common stock were Nasdaq's Summary of Activity(TM) reports and the Nasdaq OnlineSM Internet site.

    The Company had approximately 1,850 beneficial owners of its common stock, of which 191 are of record, as of December 18, 2001.

     The Company has not historically paid dividends on its common or preferred stock. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The current credit facility with the Company's principal domestic bank restricts the payment of dividends on its common stock, other than dividends payable in its stock, or the retirement of any of the Company's outstanding shares or the alteration or amendment of the Company's capital structure without the prior written consent of the bank. The Company anticipates the proposed credit facility with the Company's principal bank will also contain similar restrictions.

Series B Convertible Preferred Stock

     Shares of the Company's Series B convertible preferred stock were issued in the merger with AMVC on July 12, 2000. These shares are quoted on the Nasdaq SmallCap Market under the symbol "KTECP". The following table shows the high and low bid prices per share of the Company's Series B convertible preferred stock by quarter for the two most recent fiscal years ended September 30:

                                                  High              Low
                                                  ----              ---
                        Fiscal 2001
                        -----------
                            1st Quarter          $7.266           $6.438
                            2nd Quarter           7.625            6.875
                            3rd Quarter           7.500            6.270
                            4th Quarter           7.100            4.700

                        Fiscal 2000
                        -----------
                            1st Quarter             N/A              N/A
                            2nd Quarter             N/A              N/A
                            3rd Quarter             N/A              N/A
                            4th Quarter          $7.375           $6.125

     The sources of these quotations for the Company's Series B convertible preferred stock were Nasdaq's Summary of Activity(TM) reports and the Nasdaq OnlineSM Internet site.

     The Company had approximately 1,387 beneficial owners of its Series B convertible preferred stock, of which 77 are of record, as of December 18, 2001.

     Each whole share of Key Technology Series B convertible preferred stock is:

         . convertible at the election of the holder at any time for 2/3 of a share of Key Technology common stock; or . redeemable at the election of the holder after July 12, 2002 for
           $10.00 in cash; or
         . to be redeemed by the Company on July 12, 2005, or may be redeemed earlier by the Company if the average closing price of Key Technology common stock exceeds $15.00 per share for 30 consecutive trading days, for $10.00 in cash plus declared and unpaid dividends, if any.

     Upon closing the AMVC acquisition on July 12, 2000, FMC Technologies, Inc.
 (FMC) option to purchase shares of AMVC common stock was converted into an option to purchase 210,000 shares of Key Technology Series B convertible preferred stock and warrants to purchase 52,500 shares of Key Technology common stock for $2,520,000. This option expires October 14, 2003.

     The Series B convertible preferred stock is not entitled to dividends. If a dividend is declared payable on the outstanding common stock, the holders of Series B convertible preferred stock are entitled to the dividend that would be payable on the common stock into which the Series B could convert.

Warrants

     Warrants were issued in the merger with AMVC on July 12, 2000. These warrants are quoted on the Nasdaq SmallCap Market under the symbol "KTECW". The following table shows the high and low bid prices of the Company's warrants by quarter for the two most recent fiscal years ended September 30:

                                                    High              Low
                                                    ----              ---
                        Fiscal 2001
                        -----------
                            1st Quarter           $ 9.875           $9.750
                            2nd Quarter            10.000            9.875
                            3rd Quarter             9.890            9.813
                            4th Quarter             9.860            9.800

                        Fiscal 2000
                        -----------
                            1st Quarter               N/A              N/A
                            2nd Quarter               N/A              N/A
                            3rd Quarter               N/A              N/A
                            4th Quarter           $ 9.875           $9.875

     The warrants do not accrue any dividends or interest until exercised and then only to the extent it is exercised.

ITEM 6. SELECTED FINANCIAL DATA.

    The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2001 has been derived from the audited consolidated financial statements of the Company. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.

                                                                      Fiscal Year Ended September 30,
                                                          ------------------------------------------------------
                                                              2001        2000        1999       1998       1997
                                                          --------    --------    --------   --------   --------
                                                                    (in thousands, except per share data)
Statement of Earnings (Loss) Data:

Net sales .............................................   $ 72,954    $ 67,412    $ 69,531   $ 54,132   $ 58,843
Cost of sales .........................................     47,186      42,412      43,838     34,884     41,025
                                                          --------    --------    --------   --------   --------
Gross profit ..........................................     25,768      25,000      25,693     19,248     17,818
Operating expenses ....................................     28,190      25,302      21,022     18,085     17,648
                                                          --------    --------    --------   --------   --------
Income (loss) from operations .........................     (2,422)       (302)      4,671      1,163        170
Other income (expense) ................................     (1,264)        180         490        226        449
                                                          --------    --------    --------   --------   --------
Earnings (loss) from continuing operations
    before income taxes ...............................     (3,686)       (122)      5,161      1,389        619
Income tax (benefit) expense ..........................     (1,343)       (168)      1,632        464        197
                                                          --------    --------    --------   --------   --------

Net earnings (loss) from continuing operations ........   $ (2,343)   $     46    $  3,529   $    925   $    422

Total loss on discontinued operation (net of tax) .....     (2,581)       (379)         --         --         --
                                                          --------    --------    --------   --------   --------
Net earnings (loss) ...................................     (4,924)       (333)      3,529        925        422
Accretion of manditorily redeemable preferred stock....       (939)       (235)         --         --         --
                                                          --------    --------    --------   --------   --------
Net earnings (loss) available to common shareholders ..   $ (5,863)   $   (568)   $  3,529   $    925   $    422
                                                          ========    ========    ========   ========   ========
Net earnings (loss) from continuing
    operations per share - basic and diluted ..........   $  (0.69)   $  (0.04)   $   0.75   $   0.20   $   0.09
                                                          ========    ========    ========   ========   ========
Net loss from discontinued operation per
    share - basic and diluted .........................   $  (0.55)   $  (0.08)   $     --   $     --   $     --
                                                          ========    ========    ========   ========   ========
Earnings (loss) per share - basic and diluted .........   $ (1.24)    $  (0.12)   $   0.75   $   0.20   $   0.09
                                                          ========    ========    ========   ========   ========
Cash dividends per share ..............................   $     --    $     --    $     --   $     --   $     --
                                                          ========    ========    ========   ========   ========
Shares used in per share calculation - basic ..........      4,740       4,723       4,707      4,692      4,674
                                                          ========    ========    ========   ========   ========
Shares used in per share calculation - diluted ........      4,740       4,723       4,711      4,721      4,760
                                                          ========    ========    ========   ========   ========

                                                                                 September 30,
                                                                 -----------------------------------------------
                                                                   2001      2000      1999      1998      1997
                                                                 -------   -------   -------   -------   -------
                                                                                  (in thousands)
Balance Sheet Data:

Cash and cash equivalents and short-term Investments .........   $   738   $ 6,535   $ 6,403   $ 6,333   $ 2,896
Working capital ..............................................    10,722    25,202    22,973    18,949    17,308
Property, plant and equipment, net ...........................    11,436    13,784     8,582     9,584     9,380
Total assets .................................................    74,841    85,417    44,420    39,357    39,441
Current portion of long-term debt ............................    11,739     3,447       304       579       852
Long-term debt, less current portion .........................     6,581    19,483       722     1,103     1,293
Mandatorily redeemable preferred stock and warrants ..........    13,531    17,105         0         0         0
Shareholders' equity .........................................    25,711    31,465    32,657    29,315    28,031



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

     The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems, integrating electro-optical inspection and sorting and process systems.

     The Company consists of Key Technology, Inc. which directly owns three subsidiaries: Key Technology FSC, Inc., a foreign sales corporation (FSC); Key Holdings USA LLC; and Key Technology AMVC LLC. Key Holdings USA LLC owns Suplusco Holdings B.V., its European subsidiary, which owns Key Technology B.V. Key Technology AMVC LLC owns Applied Laser System, Inc. (inactive) and ARC Netherlands B.V. (inactive). The Company manufactures products in Walla Walla, Washington; Redmond, Oregon; and Beusichem, The Netherlands. Through the maintenance of its wholly-owned foreign sales corporation subsidiary, Key Technology FSC, Inc., a portion of the Company's domestically originated foreign trade income is exempt from tax at the corporate level.

     The Company acquired Farmco and AMVC on June 1, 2000 and July 12, 2000, respectively. The operations of the acquired entities are included in the consolidated financial statements from their respective acquisition dates and account for a large portion of the fluctuation in amounts between fiscal years 2001, 2000 and 1999.

Results of Operations

     For the fiscal years ended September 30, 2001, 2000 and 1999, the Company's net sales were $73.0 million, $67.4 million, and $69.5 million, respectively. Sales of automated inspection systems, process systems, and parts and service/contracts increased by 12%, 2% and 12%, respectively, in fiscal 2001 compared to fiscal 2000. The Company has experienced the benefits of the acquisitions of Farmco and AMVC made in the third and fourth quarters of fiscal 2000, as the incremental net sales from acquisitions accounted for the revenue growth in all product categories in fiscal 2001. Acquired product lines contributed 22% of the systems sold in fiscal 2001. The acquisition of AMVC also helped accelerate the Company's strategy of diversification, as net sales of non-food systems, principally to the tobacco industry, represented 14% of system sales in fiscal 2001. A 46% increase in sales of process systems into the European market were largely offset by decreases in that product group in other parts of the world. Parts and service/contract net sales increased by 12% in fiscal 2001 over fiscal 2000 as a result of the acquisitions of Farmco and AMVC made in fiscal 2000.

     The incremental net sales from acquired product lines were partially offset by decreased net sales from the Company's traditional business, the food processing industry in the United States. Sales to the food processing industry continued to weaken in fiscal year 2001 and were unfavorably affected by market factors including:

     . Further consolidation among food processors, which resulted in delayed investments in capital equipment by the Company's customers.
     . Softness in the vegetable industry caused by processed inventories carried over from the previous season and lower prices for customers' products.
     . Higher energy costs in certain sectors of the Company's markets which contributed to reduced spending by customers for both new equipment and maintenance expenditures for parts and service.
     . The strength of the U.S. dollar in world markets, which has made
       U.S.-manufactured goods relatively more expensive to international customers.

     The Company did not experience any "turn-key" sales in fiscal 2001 as compared to fiscal 2000 where turn-key sales were approximately $1.8 million.

     Net sales in fiscal 2000 decreased by 3% compared to fiscal 1999. Automated inspection systems and parts and service/contracts increased by 7% and 28%, respectively, but these increases were more than offset by decreases in process systems in fiscal 2000 compared to fiscal 1999. Sales for the year ended September 30, 2000 were unfavorably affected by market factors including:

     . Consolidation among food processors, which resulted in delayed investments in capital equipment by Key's customers.
     . Softness in the vegetable industry caused by processed inventories carried over from the previous season and lower prices for customers' products.
     . Customers' higher costs of capital due to increased interest rates in the
       United States, which delayed certain projects.
     . The strength of the U.S. dollar in world markets, which has made
       U.S.-manufactured goods relatively more expensive to international customers.

     Sales by subsidiaries acquired during the third and fourth quarters of fiscal 2000 contributed approximately $5.1 million to the Company's consolidated net sales in fiscal 2000.

     Export and international sales accounted for 49%, 41% and 46% of total net sales in fiscal 2001, 2000 and 1999, respectively. An increase in sales to international customers of 29% was partially offset by a 6% decrease in sales to domestic customers in fiscal 2001. European customers represented the largest market for such international sales in each of the three fiscal years.

     Gross profit was 35%, 37% and 37% of sales in fiscal 2001, 2000 and 1999, respectively. The gross margin, as a percentage of net sales in fiscal 2001 as compared to fiscal 2000, suffered from decreased margins in automated inspection systems and in parts and service/contracts, partially offset by increased margins in process systems. Automated inspection systems gross margins, as a percent of net sales, decreased by four percentage points in fiscal 2001 from fiscal 2000, principally as the result of a 62% increase in warranty costs, the underutilization of manufacturing facilities and the accounting treatment of acquired inventories. Parts and service/contracts gross margins, as a percent of net sales, decreased by eight percentage points in fiscal 2001 from fiscal 2000, principally as the result of underutilization of field service personnel due to customer cutbacks in maintenance spending, and the costs associated with cross-training of service personnel on all product lines. The gross margins for process systems improved principally as a result of better cost control, and because the Company did not experience any lower margin turn-key sales in fiscal 2001 as compared to $1.8 million of turn-key sales in fiscal 2000.

     The gross margin, as a percentage of net sales in fiscal 2000 compared to fiscal 1999, benefited from improved margins in automated inspection systems and in parts and service, offset by decreased gross margins in process systems. Automated inspection system gross margins, as a percent of sales, improved two percentage points in fiscal 2000 over fiscal 1999, principally the result of a 16% decrease in warranty costs, which continued the favorable trend of a 41% decrease in warranty costs in the previous year. The gross margins for parts and service/contracts improved principally as a result of an increased volume of higher margin upgrades. Decreased process systems gross margins were principally due to an increase in manufacturing overhead resulting from decreased production volumes between the two comparable periods. Process system revenues in both fiscal 2000 and 1999 included a variety of third-party supplied equipment and installation services which were sold at very low margins as components of larger processing lines. During fiscal 2000, third-party supplied products accounted for approximately $1.8 million of $26.4 million in total net sales of process systems compared to $3.1 million of the $34.0 million in total net sales in fiscal 1999.

     Operating expenses increased to $28.2 million in fiscal 2001 from $25.3 million in fiscal 2000 and $21.0 million in fiscal 1999, and represented 39%, 38% and 30% of net sales in each such year, respectively. Operating expenses in fiscal 2001 include a full year of operating expenses and amortization of intangibles of acquired companies, while fiscal 2000 included such expenses for only approximately one quarter. Substantial expense reductions from the higher expense levels earlier in the year have resulted in a lower run rate and, therefore the Company expects that total operating expenses in fiscal 2002 should approximate 29 to 31 percent of fiscal 2002 revenues.

     Selling and marketing expenses were $13.2 million in fiscal 2001, $12.8 million in fiscal 2000 and $11.1 million in fiscal 1999, and represented 18%, 19% and 16% of net sales in each such year, respectively. In fiscal 2001, selling and marketing expenses increased 4% over fiscal 2000, principally due to the expenses contributed by the acquisitions. Selling and marketing expenses in fiscal 2000 increased 15% compared to fiscal 1999, also principally due to the expenses contributed by acquisitions. The Company also increased investment in new product promotions related to four new products introduced in fiscal 2000 and expanded sales coverage to new European and Latin American markets.

     Research and development expenses increased in fiscal 2001 to $5.4 million from $5.3 million in fiscal 2000 and $4.3 million in fiscal 1999, and represented 7%, 8% and 6% of net sales in each such year, respectively. Research and development expenses in fiscal 2001 increased by approximately 2%
compared to fiscal 2000, and research and development expenses in fiscal 2000 increased by approximately 23% compared to 1999. The increases in both periods are principally due to expenses contributed by acquisitions. Activities in fiscal 2002 will focus on continuing to extend the capabilities and applications of the technologies contained in Optyx, Tegra and Prism, and development of new inspection technologies.

     General and administrative expenses increased to $7.5 million in fiscal 2001 from $5.7 million in fiscal 2000 and $5.4 million in fiscal 1999, and represented 10%, 9% and 8% of net sales in each such year, respectively. General and administrative expenses increased in fiscal 2001 by approximately 31% compared to fiscal 2000 as a result of a full year of combined operations in fiscal 2001 as compared to only a partial year in fiscal 2000. General and administrative expense in fiscal 2000 increased approximately 7% compared to fiscal 1999 also as a result of the acquisitions of Farmco and AMVC made in the third and fourth quarters of fiscal 2000.

     The increase in amortization of intangibles is the result of a full year of amortization of acquired intangibles as compared to only a partial year in fiscal 2000. The Company obtained independent appraisals of the fair market value of the AMVC intangible assets acquired. Acquired intangible assets, including goodwill, patents, existing technologies and established customer base, are amortized over the shorter of their remaining lives or periods of 10 to 15 years. A one-time charge of $800,000 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the acquisition of AMVC in the Company's fourth quarter of fiscal 2000.

     Other income and expense includes interest income and expense, royalty income and other income from miscellaneous sources. Net interest expense in fiscal 2001 was $1.5 million compared to net interest expense of $48,000 in fiscal 2000 and net interest income of $210,000 in fiscal 1999. The increase in net interest expense in fiscal 2001 compared to fiscal 2000 resulted from increased interest expense on long-term debt arising from the acquisitions in the third and fourth quarter of fiscal 2000 and lower interest earnings as a result of lower invested cash and cash equivalents, and short-term investment balances. During fiscal 2001, the Company received royalty payments of $131,000 compared to total royalty income of $110,000 in fiscal 2000 and $77,000 in fiscal 1999. As part of a settlement agreement entered into during 1997, the Company received royalty payments through fiscal 2001 related to the sale of certain equipment to a selected market. The Company recognized royalty income from this agreement of $122,000 in fiscal 2001, $71,000 in fiscal 2000 and $26,000 in fiscal 1999. During fiscal 2001, the Company recognized foreign currency transaction gains totaling $242,000 on cash and accounts receivable held primarily in Euros and Dutch guilders. This compares to foreign currency transaction losses of $407,000 in fiscal 2000 and foreign currency transaction gains of $58,000 in fiscal 1999.

     The Company's effective income tax rate was a tax benefit of 36.5% and 137.2% in fiscal 2001 and fiscal 2000, respectively, and tax expense of 31.6% for fiscal 1999. The effective tax benefit or tax expense rate varies from the statutory rate of 34% due to permanent differences in tax obligations arising from activities of the FSC, research and development tax credits, and other permanent differences. The larger variance from statutory rates in fiscal 2000 compared to fiscal 2001 and 1999 is principally due to the small taxable net loss reported for fiscal 2000 compared to larger taxable earnings or loss for the other fiscal years.

     Prior to September 30, 2001, the Company committed to a plan to sell Ventek, Inc., a wholly-owned subsidiary that supplies machine vision systems to the forest products industry. Ventek was acquired as part of the acquisition of AMVC. The Company's strategic objective when it purchased AMVC was to acquire SRC Vision (SRC), which the Company believes yielded the expected synergies. The Company did not experience the same synergies with Ventek, which served different markets. Ventek was also adversely affected by the slowdown in the forest products industry over the past year, resulting in a decreased financial contribution to the consolidated group. The sale of Ventek continues the efforts the Company has taken throughout the year to reduce costs and improve its financial results. As a result of the sale of Ventek, the Company recorded a loss on the sale of discontinue operations of approximately $2.1 million in fiscal 2001. See Note 2 to the Company's Consolidated Financial Statements for a more complete description of the sale of Ventek.

    Net loss after tax was $4.9 million in fiscal 2001 compared to a net loss of $333,000 in fiscal 2000 and net earnings of $3.5 million in fiscal 1999. Basic and diluted net loss per share in fiscal 2001 was $1.24 compared to net loss per share of $0.12 in fiscal 2000 and earnings per share of $0.75 in fiscal year 1999. The net loss of $4.9 million for the year ended September 30, 2001 included merger-related and one-time acquisition costs of $3.4 million, or $2.1 million after tax, and the loss on the sale of Ventek of $2.1 million. Excluding these merger-related and non-recurring integration costs, as well as the loss on the sale of Ventek, the net loss would have been $643,000, or $0.33 per diluted share for the year ended September 30, 2001. The increase in the net loss in fiscal 2001 compared to fiscal 2000 resulted principally from decreased gross margins due to an increase in warranty costs, integration and overhead costs associated with the combination of the service and manufacturing organizations resulting from the AMVC acquisition and the required accounting treatment of acquisition-related inventories. The decrease in net earnings in fiscal 2000 compared to fiscal 1999 was principally due to decreased sales volume in the Company's core business and the one-time acquisition costs and amortization related to acquisitions.

Liquidity and Capital Resources

     During fiscal 2001, net cash provided by operating activities totaled $2.8 million compared to $4.2 million and $1.9 million in fiscal 2000 and 1999, respectively. During fiscal 2001, cash provided by operating activities was affected by an increase in accounts receivable totaling $4.2 million that resulted from slower payment patterns of certain European customers and the grant of extended payment terms to certain customers. The Company believes that these receivables are fully collectible or sufficiently reserved for. During fiscal 2000 cash was generated by a decrease in accounts receivable totaling $4.2 million that resulted principally from a decrease in sales volume and improved accounts receivable management. Accounts receivable balances during fiscal 1999 increased, and cash decreased, by $3.8 million. Operating activities during 2001 provided $5.1 million in cash from a decrease in inventory compared to $1.3 million provided by a decrease in inventories in fiscal 2000 and $2.1 million used by an increase in inventories in 1999. Increases in trade accounts payable, income taxes payable and a decrease in prepaid expenses, partially offset by decreases in accrued payroll liabilities, accrued customer support and warranty costs, other accrued liabilities and customer deposits provided cash of $1.3 million during fiscal 2001. By comparison, decreases in trade accounts payable, accrued payroll liabilities, income taxes payable, other accrued liabilities, and increases in prepaid expenses, utilized cash totaling $6.3 million during fiscal 2000. The Company was provided cash totaling $2.0 million in fiscal 1999 by increases in trade accounts payable, accrued payroll liabilities and income taxes payable, partially offset by a decrease in accrued customer support and warranty costs and an increase in prepaid expenses.

     Net cash resources from investing activities totaling $621,000, $2.2 million and $1.3 million were used to fund the acquisition of capital equipment during 2001, 2000 and 1999, respectively. At September 30, 2001, the Company had no material commitments for capital expenditures. The Company generated $478,000 from the sale of excess properties in fiscal 2001. In fiscal 2000 the Company used $16.2 million of cash to acquire AMVC and Farmco during the third and fourth quarters. There were no purchases or sales of short-tem investments in fiscal 2001. Net proceeds of $1.0 million arising from the sale and purchase of short-term investments in fiscal 2000 compared to net investments of $984,000 used to purchase short-term investments in fiscal 1999.

    The Company's cash flows from financing activities were affected in fiscal 2001 by cash generated from short-term borrowings of $2.0 million. There were no short-term borrowings in fiscal 2000 and 1999. The Company repaid long-term debt during fiscal 2001, 2000 and 1999 totaling $5.6 million, $2.8 million and $539,000, respectively. Separately, cash flows from the issuance of long-term debt totaled $18.2 million for fiscal 2000 with no such issuances in fiscal 2001 and 1999. Proceeds from the issuance of common stock under the Company's employee stock option and stock purchase plans during fiscal 2001, 2000 and 1999 totaled $71,000, $146,000 and $77,000, respectively. During fiscal 2001 and 2000, the Company redeemed for cash warrants totaling $2.1 million and $703,000, respectively. During fiscal 2001, the Company redeemed for cash its series C preferred stock totaling $2.4 million. There were no redemptions of warrants in fiscal 1999 and no redemptions of series C preferred stock in fiscal 2000 and 1999.

    The Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4,500,000. The operating line expired November 30, 2001 and was repaid. Borrowings under the operating line were $2,000,000 and zero at September 30, 2001 and 2000, respectively. In January 2002, the Company completed the refinancing of its domestic credit accommodation. The refinanced domestic credit accommodation provides for a term loan of $6,500,000 and a revolving credit facility of up to the lesser of $10,000,000 or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. The refinanced domestic credit accommodation bears interest at the bank's prime rate plus 2% per annum, is secured by all of the personal property of the Company and its subsidiaries and contains covenants which require the maintenance of a debt service ratio, as defined, and limits capital expenditures. The $6,500,000 term loan requires quarterly principal installments of $500,000 beginning March 31, 2002 plus 50% of excess cash flow (as defined in the borrowing agreement), subject to certain minimum payments through October 2003. The $10,000,000 credit facility expires in November 2002. At that time the Company will need to renew or refinance this facility. At present, the Company's best estimate anticipates generating sufficient cash flow from operations to meet all known principal and interest payments on existing debt through 2002.

    With the acquisition of AMVC, the Company assumed a mortgage note with a domestic commercial bank on its Medford facility which had a balance of $2.9 million at September 30, 2001. The Company and the bank have determined that the Company is in compliance with all provisions of this loan. The Company is currently trying to sell this facility.

    The Company's operating, investing and financing activities during fiscal 2001 resulted in a decrease of cash and cash equivalents totaling $5.4 million, compared to an increase totaling $950,000 in 2000 and a decrease totaling $914,000 in 1999. The balance of cash and cash equivalents totaled $738,000, $6.4 million and $5.4 million at the end of fiscal 2001, 2000 and 1999, respectively.
                                       22

    On November 30, 2001 the Company completed the sale of Ventek, Inc. to Veneer Technology, Inc. The Company received a cash payment of approximately $3.6 million, a deferred payment obligation of approximately $900,000 and the tender for cancellation of Veneer Technology's holdings of Key Technology Series B convertible preferred stock having a stated redemption value of $2.0 million. The cash proceeds from the sale were used to pay down Company debt and increase cash reserves.

    In connection with the acquisition of AMVC, the Company issued Series B Convertible Preferred stock, Series C Convertible Preferred stock and warrants, each of which carries conversion or redemption privileges. A complete description of these instruments is contained in the Company's Registration Statement on Form S-4, Post-Effective Amendment No. 1, filed March 23, 2001. Series C Convertible Preferred stock was redeemed during fiscal 2001 for a total of $2.4 million. A brief description of the securities outstanding at November 30, 2001 is as follows:

 .    Outstanding Series B Convertible Preferred stock at November 30, 2001, after the tender for cancellation of Veneer Technology's holdings of Series B Convertible Preferred stock, totaled 1,137,404 shares. Each share is convertible at any time at the election of the holder for 2/3 share of the Company's Common stock, or redeemable at the election of the holder beginning July 12, 2002 for $10 per share.
 .    Outstanding warrants at November 30, 2001 totaled 80,550. Each five-year warrant entitles the holder to purchase one share of the Company's Common stock for $15 or is redeemable at $10 per warrant at any time at the election of the holder.

    If all holders were to redeem their preferred stock and warrants at the earliest possible time, the cash requirements would be $805,000 presently and an additional $11.4 million in July 2002. The Company's ability to make cash payments with respect to such equity redemption obligations and to satisfy or refinance its other debt obligations will in part depend upon its future operating performance. The Company believes, based on current circumstances, that its cash flow from operations, together with anticipated available borrowings under its new revolving credit facility, will not be sufficient to permit it to pay in full its potential equity redemption obligations in July 2002. As a result, the Company will be required to pursue alternatives that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing present debt, restructuring the terms of the preferred stock, or seeking additional subordinated debt or equity capital. While the Company anticipates operating results sufficient to support the availability of these or other alternatives, there can be no assurance that any of these alternatives can be effected on satisfactory terms, if at all. There is no assurance that the Company will be able to obtain additional or alternative financing or that such financing, if available, will be on terms favorable to the Company.

The Euro Conversion

     On January 1, 1999, certain member countries of the European Union, including the Netherlands, established fixed conversion rates between their existing sovereign (legacy) currencies and the Euro, leading to the adoption of the Euro by these countries as their common legal currency. The information systems of the Company's European subsidiary, Key Technology B.V., currently accommodates multiple currency transactions and has integrated Euro denominated transactions with no difficulty. Key Technology began implementing a conversion of its business systems to the Euro concurrent with the start of the Company's fiscal 2000 year. The Company completed the conversion in October 2001, well before January 1, 2002 when the legacy currencies may no longer be legal tender.

Future Accounting Changes

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have a material effect on the Company's consolidated financial statements.

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective October 1, 2002 and may be early adopted by the Company prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the effect of SFAS No. 142 on its financial position and results of operations. Goodwill amortization was $749,000, $299,000, and $155,000 during the years ended September 30, 2001, 2000, and 1999, respectively.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company is currently assessing but has not yet determined the effect of SFAS No. 143 on its financial position, results of operations, and cash flows.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective October 1, 2002 but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company has early adopted the provisions of SFAS No. 144 related to discontinued operations (see Note 2).

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. Dollar against the Euro and the Dutch guilder.

     The terms of sales to European customers by Key Technology B.V., the Company's European subsidiary, are typically denominated in either Euros, U.S. Dollars, Dutch guilders or to a far lesser extent, the respective legacy currencies of its European customers. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including
                                       24

European customers, and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At September 30, 2001, the Company was not a party to any currency hedging transaction. As of September 30, 2001, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $110,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

     During the Company's fiscal 2001, the Euro and the Dutch guilder lost 3% of their respective values against the U.S. dollar. The majority of this currency exchange movement occurred in the last two months of the Company's fiscal year. The effect of the stronger dollar on the operations and financial results of the Company were:

 .     Translation adjustments of $31,000, net of income tax, were recognized as a component of comprehensive income in the Company's Statement of Shareholders' Equity as a result of converting the guilder denominated balance sheet of Key Technology B.V. into U.S. dollars.
 .     Foreign exchange gains of $242,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of guilder and Euro denominated receivables and cash carried on the balance sheet of the U.S. operations as well as the result of the conversion of other non-functional currency receivables and cash carried on the balance sheet of the European operations.

     A relatively strong U.S. dollar on the world markets makes the Company's U.S.-manufactured goods relatively more expensive to international customers when denominated in U.S. dollars or potentially less profitable to the Company when denominated in a foreign currency. Although the Company experienced strong orders from and shipments to international markets during fiscal 2001, the continuing strength of the U.S. dollar on the world markets may unfavorably affect the Company's market and economic outlook for these international sales.

     The Company anticipates that the reduction of U.S. interest rates both during and subsequent to the close of the year ended September 30, 2001 will result in a corresponding reduction of customers' cost of capital, which had previously delayed certain projects. However, there can be no assurance that customers in the Company's markets will maintain or increase their investment in Company products as a result of changes in the cost of capital and other market or economic factors.

     Subsequent to the end of the period, in January 2002, the Company entered into a new credit accommodation with a domestic bank. Under this new facility the Company may borrow at the lender's prime rate plus 200 basis points. At September 30, 2001, the Company had $16.2 million of borrowings which had variable interest rates. During the year then ended, interest on the credit facility varied from 3.30% to 9.75%. Currently the rate is 6.75%. As of September 30, 2001 management estimates that a 100 basis point change in the interest rate would affect net income before taxes by approximately $162,000 on an annual basis.
                                       25

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       Title                                                              Page
       -----                                                              ----
       Independent Auditors' Report ....................................   27

       Consolidated Balance Sheets at September 30, 2001 and 2000 ......   28

       Consolidated Statements of Earnings (Loss) for the three years
            ended September 30, 2001 ...................................   30

       Consolidated Statements of Shareholders' Equity for the three years
            ended September 30, 2001 ...................................   32

       Consolidated Statements of Cash Flows for the three years ended
            September 30, 2001 .........................................   33

       Notes to Consolidated Financial Statements ......................   35

       Supplementary Data ..............................................   51

INDEPENDENT AUDITORS' REPORT

Key Technology, Inc.
Walla Walla, Washington

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. and subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of earnings (loss), shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP



Portland, Oregon
January 10, 2002

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000
(In Thousands)
--------------------------------------------------------------------------------


ASSETS                                               2001      2000

CURRENT ASSETS:
  Cash and cash equivalents                       $   738   $ 6,427
  Short-term investments
                                                        -       108
  Trade accounts receivable, net                   13,072     9,426
  Inventories                                      14,461    22,011
  Deferred income taxes                             1,884     1,699
  Prepaid expenses and other assets                   824     2,372
  Assets held for sale                              8,460         -
                                                  -------   -------
           Total current assets                    39,439    42,043
PROPERTY, PLANT, AND EQUIPMENT, Net                11,436    13,784
DEFERRED INCOME TAXES                               5,376     1,237
OTHER ASSETS                                          108       445
GOODWILL AND OTHER INTANGIBLES, Net                18,482    27,908
                                                  -------   -------
TOTAL                                             $74,841   $85,417
                                                  =======   =======

See notes to consolidated financial statements.              (Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000
(In Thousands, Except Shares)
--------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY                                             2001        2000
CURRENT LIABILITIES:
  Short-term borrowings                                                      $  2,000    $      -
  Accounts payable                                                              5,395       3,843
  Accrued payroll liabilities and commissions                                   2,533       3,972
  Accrued customer support and warranty costs                                   1,015         947
  Income tax payable                                                              338         185
  Other accrued liabilities                                                     1,061       1,790
  Customers' deposits                                                           2,200       2,657
  Current portion of long-term debt                                            11,739       3,447
  Liabilities held for sale                                                     2,436           -
                                                                             --------    --------

         Total current liabilities                                             28,717      16,841

LONG-TERM DEBT                                                                  6,581      19,483

DEFERRED INCOME TAXES                                                             301         523

COMMITMENTS AND CONTINGENCIES                                                       -           -

MANDATORILY REDEEMABLE PREFERRED STOCK                                         12,705      14,156

WARRANTS                                                                          826       2,949

SHAREHOLDERS' EQUITY:
  Preferred stock - no par value; 5,000,000 shares authorized;
    none issued and outstanding                                                     -           -
  Common stock - no par value; 15,000,000 shares authorized; 4,751,346 and
    4,733,560 issued and outstanding 2001 and 2000, respectively                9,407       9,329
  Retained earnings                                                            17,507      23,370
  Accumulated comprehensive loss                                               (1,203)     (1,234)
                                                                             --------    --------
           Total shareholders' equity                                          25,711      31,465
                                                                             --------    --------

TOTAL                                                                        $ 74,841    $ 85,417
                                                                             ========    ========

See notes to consolidated financial statements.                      (Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
THREE YEARS ENDED SEPTEMBER 30, 2001
(In Thousands, Except Per Share Data)
--------------------------------------------------------------------------------

                                                                     2001        2000        1999
NET SALES                                                        $ 72,954    $ 67,412    $ 69,531
COST OF SALES                                                      47,186      42,412      43,838
                                                                 --------    --------    --------
           Gross profit                                            25,768      25,000      25,693
                                                                 --------    --------    --------
OPERATING EXPENSES:
  Selling                                                          13,248      12,777      11,125
  Research and development                                          5,371       5,278       4,282
  General and administrative                                        7,487       5,734       5,378
  Amortization of intangibles                                       2,084         713         237
  In-process research and development                                   -         800           -
                                                                 --------    --------    --------
           Total operating expenses                                28,190      25,302      21,022
                                                                 --------    --------    --------
INCOME (LOSS) FROM OPERATIONS                                      (2,422)       (302)      4,671
                                                                 --------    --------    --------
OTHER INCOME (EXPENSE):
  Royalty income                                                      131         110          77
  Interest income                                                     126         379         318
  Interest expense                                                 (1,673)       (427)       (108)
  Other, net                                                          152         118         203
                                                                 --------    --------    --------
           Total other income (expense) - net                      (1,264)        180         490
                                                                 --------    --------    --------
Earnings (loss) from continuing operations before income taxes     (3,686)       (122)      5,161
Income tax (benefit) expense                                       (1,343)       (168)      1,632
                                                                 --------    --------    --------
Net earnings (loss) from continuing operation                      (2,343)         46       3,529
                                                                 --------    --------    --------

Loss from discontinued operation (net of income tax)                 (436)       (379)          -
Loss on sale of discontinued operation (net of income tax)         (2,145)          -           -
                                                                 --------    --------    --------
Total loss from discontinued operation                             (2,581)       (379)          -
                                                                 --------    --------    --------
NET EARNINGS (LOSS)                                                (4,924)       (333)      3,529
Accretion of mandatorily redeemable preferred stock                  (939)       (235)          -
                                                                 --------    --------    --------
Net earnings (loss) available to common shareholders             $ (5,863)   $   (568)   $  3,529
                                                                 ========    ========    ========

See notes to consolidated financial statements.                      (Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
THREE YEARS ENDED SEPTEMBER 30, 2001
(In Thousands, Except Per Share Data)

--------------------------------------------------------------------------------

                                                        2001    2000       1999
Net earnings (loss) from continuing operations per
  share - basic and diluted                            (0.69)  (0.04)      0.75
                                                       =====   =====   ========

Net loss from discontinued operations per
  share - basic and diluted                            (0.55)  (0.08)         -
                                                       =====   =====   ========

EARNINGS (LOSS) PER SHARE - Basic and diluted          (1.24)  (0.12)      0.75
                                                       =====   =====   ========

SHARES USED IN PER SHARE CALCULATION - Basic           4,740   4,723      4,707
                                                       =====   =====   ========

SHARES USED IN PER SHARE CALCULATION - Diluted         4,740   4,723      4,711
                                                       =====   =====   ========

See notes to consolidated financial statements.                      (Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2001
(Dollars In Thousands)
--------------------------------------------------------------------------------

                                                 Common Stock                        Accumulated
                                            -----------------------    Retained     Comprehensive
                                               Shares      Amount      Earnings     Income (Loss)      Total
                                           ------------ ----------   ----------   ---------------   ---------
Balance at October 1, 1998                  $  4,701,502 $    9,106   $   20,409      $   (200)      $  29,315

Components of comprehensive income (loss):
  Net earnings                                                             3,529                         3,529
  Comprehensive loss - foreign currency
    translation adjustment, net of tax                                                    (264)           (264)
                                                                                                     ---------

           Total comprehensive income                                                                    3,265
                                                                                                     ---------

Issuance of common stock upon exercise of
  stock options                                      100          1            -             -               1

Issuance of stock for Employee Stock
  Purchase Plan                                   12,393         76            -             -              76
                                            ------------ ----------   ----------      --------       ---------

Balance at September 30, 1999                  4,713,995      9,183       23,938          (464)         32,657

Components of comprehensive income (loss):
  Net loss                                                                  (333)                         (333)
  Comprehensive loss - foreign currency
    translation adjustment, net of tax                                                    (770)           (770)
                                                                                                     ---------


           Total comprehensive loss                                                                     (1,103)
                                                                                                     ---------

  Accretion of mandatorily redeemable
    preferred stock                                                         (235)                         (235)

Issuance of common stock upon
    exercise of stock options                     11,500         85            -             -              85

Issuance of stock for Employee Stock
  Purchase Plan                                    8,065         61            -             -              61
                                            ------------ ----------   ----------      --------       ---------

Balance at September 30, 2000                  4,733,560      9,329       23,370        (1,234)         31,465

Components of comprehensive income (loss):
  Net loss                                                                (4,924)                       (4,924)
  Comprehensive income - foreign currency
    translation adjustment, net of tax                                                      31              31
                                                                                                     ---------

           Total comprehensive loss                                                                     (4,893)

  Accretion of mandatorily redeemable
    preferred stock                                                         (939)            -            (939)

Issuance of common stock upon exercise
  of preferred stock and warrants                    602          7            -             -               7

Issuance of stock for Employee Stock
  Purchase Plan                                   17,184         71            -             -              71
                                            ------------ ----------   ----------      --------       ---------

Balance at September 30, 2001               $  4,751,346 $    9,407   $   17,507      $ (1,203)      $  25,711
                                            ============ ==========   ==========      ========       =========

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2001
(In Thousands)
--------------------------------------------------------------------------------

                                                                 2001        2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                          $ (4,924)   $   (333)   $  3,529
 Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
      Loss from sale of discontinued operations, net of tax      2,145           -           -
      Loss from discontinued operations, net of tax                436         379           -
      Foreign currency exchange (gain) loss                       (242)        407         (58)
      Depreciation and amortization                              4,530       3,086       2,371
      In-process research and development                            -         800           -
      Deferred income taxes                                     (1,343)        787         (30)
      Deferred rent                                                 26          31          42
      Bad debt expense (recoveries)                                 63        (103)       (117)
 Changes in assets and liabilities:
    Trade accounts and notes receivable                         (4,204)      4,171      (3,768)
    Inventories                                                  5,052       1,334      (2,125)
    Prepaid expenses and other current assets                      830      (1,181)       (452)
    Accounts payable                                             2,212        (659)        354
    Accrued payroll liabilities and commissions                 (1,259)       (665)      1,665
    Accrued customer support and warranty costs                   (104)        (24)       (246)
    Income taxes payable                                           171        (314)        256
    Other accrued liabilities                                     (735)     (3,442)        280
    Customers' deposits                                           (183)         66         189
    Other                                                          323        (106)          -
                                                              --------    --------    --------

           Cash provided by operating activities                 2,794       4,234       1,890
                                                              --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of short-term investments                       -       3,500           -
  Purchases of short-term investments                                -      (2,519)       (984)
  Proceeds from sale of property                                   478           -           -
  Purchases of property, plant, and equipment                     (621)     (2,165)     (1,338)
  Cash paid for acquired companies, net of cash acquired             -     (16,208)          -
                                                              --------    --------    --------

           Cash used in investing activities                      (143)    (17,392)     (2,322)
                                                              --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from short-term borrowings                            2,000           -           -
  Payments on long-term debt                                    (5,591)     (2,750)       (539)
  Proceeds from issuance of long-term debt                           -      18,150           -
  Redemption of warrants                                        (2,122)       (703)          -
  Redemption of preferred stock                                 (2,382)          -           -
  Proceeds from issuance of common stock                            71         146          77
                                                              --------    --------    --------

           Cash provided by (used in) financing activities      (8,024)     14,843        (462)
                                                              --------    --------    --------

See notes to consolidated financial statements                       (Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2001
(In Thousands)
--------------------------------------------------------------------------------


                                                                   2001        2000        1999
EFFECT OF EXCHANGE RATE CHANGES ON CASH                          $    (42)   $   (735)   $    (20)
                                                                 --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS FROM CONTINUING OPERATIONS                           (5,415)        950        (914)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS FROM DISCONTINUED OPERATIONS                           (274)         58          --

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        6,427       5,419       6,333
                                                                 --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR                           $    738    $  6,427    $  5,419
                                                                 ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:

    Cash paid during the year for interest                       $  1,818    $    344    $    148
    Cash paid (received) during the year for income taxes            (731)        880       1,408

SUPPLEMENTAL DISCLOSURE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES:
    Equipment obtained through capital leases                    $    126    $     96    $     --
    Accounts payable paid through lease financing                     856          --          --
    Noncash portion of acquisitions (assumption of liabilities and issuance of mandatorily redeemable preferred stock
      and warrants)                                                    --      33,249          --


See notes to consolidated financial statements.                      (Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2001

--------------------------------------------------------------------------------


1.   THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Key Technology, Inc. and its wholly-owned subsidiaries (the "Company") design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment. The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries, Key Technology Holdings U.S.A., LLC, Key Technology AMVC LLC, and Key Technology FSC, Inc., a foreign sales corporation (FSC). Suplusco Holding B.V., a wholly-owned European subsidiary of Key Technology Holdings U.S.A., LLC includes the accounts of Key Technology, B.V. AMVC LLC includes the accounts of ARC Netherlands B.V. (inactive) and Applied Laser Systems, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated.

     Revenue Recognition - Sales revenue net of allowances is recognized at the time equipment is shipped to customers or when title passes, or in the case of trial units, upon the customers' acceptance of the product. Revenue from maintenance and support contracts is recognized ratably over the period the service is provided. Revenue from other service contracts is recognized at the time the service is provided. Upon receipt of an order, the Company generally receives a deposit which is recorded as customers' deposits. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. An allowance for credit losses is provided based upon historical experience and anticipated losses.

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

     Property, Plant, and Equipment are recorded at cost and depreciated over estimated useful lives on the straight-line method. The range in lives for assets is as follows:

                                                                   Years

        Buildings and improvements                                7 to 40
        Manufacturing equipment                                   5 to 10
        Office equipment, furniture, and fixtures                  3 to 7

      Goodwill and Other Intangibles - Goodwill is amortized over the estimated useful lives of the related goodwill or 15 years, whichever is shorter. Patent costs are amortized over the estimated useful lives of the related patents or 17 years, whichever is shorter. Management periodically evaluates the recoverability of goodwill and other intangibles based upon current and anticipated net income and undiscounted future cash flows. Amortization of goodwill and other intangibles was $2,084,000, $713,000, and $237,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

      Accrued Customer Support and Warranty Costs - The Company provides customer support services consisting of installation and training to its customers. The Company also provides a warranty on its products ranging from ninety days to two years following the date of shipment. Management establishes a reserve for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience and estimates such costs for related new products where experience is not available. The provision of customer support and warranty costs is charged to cost of sales at the time such costs are known or estimable.

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

      Financial Instruments - The carrying value of the Company's cash and cash equivalents, short-term investments, accounts and notes receivable, trade payables, and other accrued liabilities approximates their estimated fair values due to the short maturities of those instruments.

      Earnings Per Share - Basic earnings (loss) per share ("EPS") has been computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net earnings (loss) available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, and the if-converted method for mandatorily redeemable preferred stock, if the common equivalent shares were not anti-dilutive. In fiscal years 2001 and 2000, all common stock equivalents were anti-dilutive. Net earnings (loss) for the calculation of both basic and diluted EPS is the same for each period presented. The calculation of the weighted average outstanding shares is as follows (in thousands):

                                                    2001    2000    1999

Weighted average shares outstanding - basic        4,740   4,723   4,707
Common stock options and warrant                      --      --       4
                                                   -----   -----   -----

Weighted average shares outstanding - diluted      4,740   4,723   4,711
                                                   =====   =====   =====

Options to purchase 699,433 and 724,833 shares of common stock were outstanding as of September 30, 2001 and 2000, respectively, but were not included in the computation of diluted EPS for the year then ended because the options were anti-dilutive. These options expire on dates beginning May 2003 through February 2011. For the year ended September 30, 1999, options for 509,183 shares of common stock were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common stock. As of September 30, 2001, common equivalent shares of 892,756 and 82,200 from assumed conversion of mandatorily redeemable preferred stock and warrants, respectively, were not included in the computation of diluted EPS due to anti-dilution. As of September 30, 2000, common equivalent shares of 1,091,543 and 294,551 from assumed conversion of mandatorily redeemable preferred stock and warrants, respectively, were not included in the computation of diluted EPS due to anti-dilution.

Future Accounting Changes - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective October 1, 2002 and may be early adopted by the Company prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the effect of SFAS No. 142 on its financial position and results of operations. Goodwill amortization was $749,000, $299,000, and $155,000 during the years ended September 30, 2001, 2000, and 1999, respectively.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company is currently assessing but has not yet determined the effect of SFAS No. 143 on its financial position, results of operations, and cash flows.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective October 1, 2002 but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company has early adopted the provisions of SFAS No. 144 related to discontinued operations (see Note 2).

     Other Assets includes approximately $280,000 of a note receivable due from a director of the Company at September 30, 2000. The note was repaid by the director during the year ended September 30, 2001.

     Reclassifications - Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

     Shipping and Handling - In the fourth quarter of fiscal 2001, the Company adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs ("EITF 00-10"). As a result, the Company now accounts for revenue generated by shipping products to customers as net sales. Previously, these amounts were included in other income (expense) along with the related costs incurred to ship the products. Net sales, cost of sales, and other income (expense) for prior periods have been restated to reflect EITF 00-10. This change has no effect on reported net earnings
     (loss) or earnings (loss) per share.

2.   DISCONTINUED OPERATION

     Prior to September 30, 2001, management, with Board of Directors approval, committed to a plan to sell Ventek, Inc. ("Ventek"), a wholly-owned subsidiary that supplies machine vision systems to the forest products industry. Ventek was acquired by Key as part of its acquisition of Advanced Machine Vision Corporation ("AMVC") in July 2000. In October 2001, the Company signed a definitive agreement to sell Ventek to Veneer Technology, Inc., a company owned by four current managers of Ventek. The terms of the sale include a cash payment of approximately $3.6 million, a note for $0.9 million and the cashless tender of Veneer Technology's holdings of Key Technology Series B convertible preferred stock having a stated redemption value of $2.0 million. As a result of the sale of Ventek, the Company recorded a one-time charge of approximately $2.1 million, with no tax effect, in its fiscal 2001 results.

     Accordingly, the financial statements for fiscal years 2000 and 2001 reflect Ventek as a discontinued operation.

     In fiscal year 2001, Ventek revenues were $4,992,000 with a pre-tax loss of $678,000. For fiscal year 2000, of which Ventek was part of the consolidated group since July 12, 2000, Ventek revenues were $1,270,000 with a pre-tax loss of $586,000.

     The following assets and liabilities were reclassified as held for sale on September 30, 2001 (in thousands):

        Assets held for sale:
          Cash                                       $  623
          Accounts receivable                           752
          Inventory                                   2,013
          Intangibles                                 4,902
          Property, plant, and equipment and other      170
                                                     ------

                   Total assets held for sale        $8,460
                                                     ======

        Liabilities held for sale:
          Accounts payable                           $   67
          Accrued payroll                               178
          Customer deposits                             266
          Deferred taxes                              1,925
                                                     ------

                   Total liabilities held for sale   $2,436
                                                     ======

3.   ACQUISITIONS

     Effective June 1, 2000, the Company acquired all the outstanding stock of Farmco, Inc. and its sister company, Ro-Tech, Inc. (collectively, "Farmco"). The purchase price was $5,040,000. The Company financed the cash purchase price from cash on hand, short-term investments and existing lines of credits. The acquisition was accounted for as a purchase and Farmco's results of operations for the period subsequent to the acquisition have been included in the Company's Consolidated Statements of Earnings for the year ended September 30, 2000. On September 29, 2000 these legal entities were statutorily dissolved and merged with the Company. The purchase price has been allocated to the assets and liabilities of Farmco based on their estimated fair values. Based on these estimates, the Company recorded approximately $1,950,000 of goodwill in its consolidated balance sheet at September 30, 2000, which is being amortized on a straight-line basis over 15 years. Assets and liabilities acquired were as follows (in thousands):

        Fair value of assets acquired:
          Tangible assets                                        $ 1,420
          Patents/developed technologies and goodwill              5,091
        Cash paid for common stock, less cash acquired of $453    (4,587)
                                                                 -------

                   Liabilities assumed                           $ 1,924
                                                                 =======

     The amortization period for patents/developed technologies is ten years. The product lines associated with the existing technology are expected to continue to generate revenues for an extended period of time.

     Effective July 12, 2000, the Company acquired all the outstanding stock of AMVC. The Company financed the purchase of outstanding common and preferred stock by issuing $11,539,000 of Series B convertible preferred stock, $2,382,000 of Series C convertible preferred stock, $3,652,000 of warrants, and by paying cash of $11,621,000. The acquisition was accounted for as a purchase and AMVC's operations for the period subsequent to the acquisition have been included in the Company's consolidated statements of earnings for the year ended September 30, 2000. The purchase price was initially allocated to the assets and liabilities of AMVC based on their estimated fair values. In its final allocation of purchase price, the Company recorded approximately $6,200,000 of goodwill in its Consolidated Balance Sheet, which is being amortized on a straight-line basis over 15 years. Assets and liabilities acquired were as follows (in thousands):

        Fair value of assets acquired:
          Tangible assets                                           $16,428
          Patents/developed technologies, in-process research and
            development costs and goodwill                           23,998
          Deferred tax assets acquired                                2,610
                                                                    -------

                   Fair value of assets acquired                     43,036
        Less:
          Cash paid for stock, less cash acquired of $2,877          11,621
          Mandatorily redeemable preferred stock issued (both
            Series B and Series C)                                   13,921
          Warrants issued                                             3,652
                                                                    -------

                   Liabilities assumed                              $13,842
                                                                    =======

     The Company obtained independent appraisals of the fair market value of the intangible assets acquired. The Company identified eight significant categories of projects under development at the date of the acquisition. None of the projects in these categories had been proven technologically feasible or had generated revenue as of the date of the evaluation. These projects are expected to generate revenue in the near future. A one-time charge of $800,000 associated with the write-off of acquired in-process research and development was recorded upon closing of the transaction.

     The Company identified 11 product categories as developed technologies. The amortization period for existing products is 10 years. The product lines associated with the developed technologies are expected to continue to generate revenues for an extended period of time.

     Pro forma combined statements of operations data (excluding the discontinued operation - see Note 2), is presented as if the mergers had occurred on October 1 of each year are as follows (dollars in thousands, except per share data):

                                                                  September 30,
                                                              ---------------------
                                                                2000*       1999

       Net sales                                              $ 82,933    $ 92,486
       Net earnings (loss)                                      (3,957)        529
       Accretion of mandatorily redeemable preferred stock        (940)       (940)
       Net earnings (loss) available to common shareholders     (4,897)       (411)
       Pro forma net earnings (loss) per share                   (1.04)      (0.09)
       Pro forma weighted average shares outstanding             4,723       4,707

     *Pro forma results for the 2000 period presented include an $800,000 charge for in-process research and development resulting from the acquisition of AMVC.

4.   TRADE ACCOUNTS RECEIVABLE

     Trade accounts receivable consist of the following (in thousands):

                                                             September 30,
                                                        -----------------------
                                                             2001        2000

       Trade accounts receivable                         $ 13,494    $  9,847
       Allowance for doubtful accounts                       (422)       (421)
                                                         --------    --------

                  Total trade accounts receivable, net   $ 13,072    $  9,426
                                                         ========    ========

5.   INVENTORIES

     Inventories consist of the following (in thousands):

                                                             September 30,
                                                         -----------------------
                                                             2001        2000

       Purchased components and raw materials              $  6,099    $  7,964
       Sub-assemblies                                         2,758       2,941
       Work-in-process                                        3,299       4,343
       Finished goods                                         2,305       6,763
                                                           --------    --------

          Total inventories                                $ 14,461    $ 22,011
                                                           ========    ========



6    PROPERTY, PLANT, AND EQUIPMENT

     Property, plant, and equipment consist of the following (in thousands):

                                                             September 30,
                                                         -----------------------
                                                             2001        2000

       Land                                                $  1,407    $  1,768
       Buildings and improvements                             7,236       7,364
       Manufacturing equipment                               11,910      11,213
       Office equipment, furniture, and fixtures             11,971      11,657
       Equipment purchases in process                            --         433
                                                           --------    --------

                                                             32,524      32,435
       Accumulated depreciation                             (21,088)    (18,651)
                                                           --------    --------

          Total property, plant, and equipment - net       $ 11,436    $ 13,784
                                                           ========    ========



7.   FINANCING AGREEMENTS

     At September 30, 2001, the Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4,500,000. The operating line expired November 30, 2001 and was repaid. Borrowings under the operating line were $2,000,000 and zero at September 30, 2001 and 2000, respectively.

     In January 2002, the Company completed the refinancing of its domestic credit accommodation. The accompanying balance sheet as of September 30, 2001 reflects the effect of this refinancing and the new scheduled debt maturities. The refinanced domestic credit accommodation is secured by all of the personal property of the Company and contains covenants which require the maintenance of a debt service coverage ratio and limit capital expenditures.

     Long-term debt consists of the following (in thousands):

                                                               September 30,
                                                           --------------------
                                                             2001        2000

Revolving credit facility dated January 2002, variable
  interest payable monthly at the bank's prime rate
  plus 2% per annum (6.75% at January 7, 2002), due
  November 30, 2002. Total borrowings available based
  on the lesser of $10,000,000 or the available
  borrowing base, which is based on varying percentages
  of eligible accounts receivable and inventories.
  Secured by business personal property.                   $  7,733    $      -

Term loan dated January 2002, variable interest payable
  monthly at the bank's prime rate plus 2% per annum
  (6.75% at January 7, 2002), due in quarterly
  principal payments of $500,000 plus 50% of excess
  cash flow, as defined, subject to minimum payments
  through October 15, 2003. Secured by business
  personal property.                                          6,500           -

Revolving credit agreement, variable interest rate
  (5.6% at September 30, 2001), due in quarterly
  installments, secured by business personal property.
  Refinanced by credit agreement dated January 2002.              -      10,000

Revolving credit agreement, variable interest rate
  (5.6% at September 30, 2001), due in quarterly
  installments, secured by business personal property.
  Refinanced by credit agreement dated January 2002.              -       8,150

Mortgage note payable, interest of 8.3%, due in monthly
  principal and interest installments through May 2008,
  secured by certain land and buildings.                      2,859       2,905

Notes payable, interest rate of 11.25%, due in
  quarterly interest installments through April 2001.
  The principal amount is payable in April 2001.                  -         900

Note payable, interest rate of 6%, due in quarterly
  principal and interest installments through October
  2006, secured by certain land and buildings.                  347         400

Note payable to Veneer Technology, Inc. (which is owned
  by a former director and certain former employees of
  the Company), interest of 6.75%, due in July 2001.              -         250

Note payable, interest rate of 5.625%, due in quarterly
  principal and interest installments through October
  2001, secured by receivables.                                  21         100

Capital leases, interest rates between 6% and 11%, due
  in principal and interest installments through
  September 2005, secured by certain office and
  manufacturing equipment.                                      860         225
                                                           --------    --------
                                                             18,320      22,930
Current portion                                             (11,739)     (3,447)
                                                           --------    --------

     Total long-term debt                                  $  6,581    $ 19,483
                                                           ========    ========

     Principal payments on long-term debt are as follows (in thousands):

          September 30,

             2002                                                      $  11,739
             2003                                                          2,954
             2004                                                            668
             2005                                                            242
             2006                                                            135
          Thereafter                                                       2,582
                                                                       ---------

                    Total                                              $  18,320
                                                                       =========




     Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 2001 approximates carrying value.

8.   LEASES

     The Company has agreements with the Port of Walla Walla to lease two operating facilities which expire in 2010. The Company currently has the option to purchase the land and plant under both of the agreements. The purchase price of one facility is determined by reducing the original plant construction costs of approximately $8,800,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease. The other facility may be purchased, commencing January 1, 2002, at the appraised fair market value. The Company also has a leased operating facility in Oregon. This lease expires in 2003 and is owned by a current employee of the Company. The Company has leased an operating facility in The Netherlands. This lease expires in 2008.

     Rent expense is recognized on a straight-line basis over the term of the lease. Rental expense for the Company's operating leases referred to above was $1,202,000 for the year ended September 30, 2001, $1,152,000 for the year ended September 30, 2000, and $1,133,000 for the year ended September 30, 1999. Rental expense on the leased operating facility in Oregon which is owned by an employee of the Company was $120,000, $40,000, and zero for the years ended September 30, 2001, 2000, and 1999, respectively.

     The following is a schedule of future minimum rental payments required under the operating leases and future rental expense (in thousands):

          Year Ending                                       Rental      Rental
          September 30,                                    Payments     Expense
                                                          ----------   ---------

             2002                                         $  1,179      $  1,194
             2003                                            1,162         1,154
             2004                                            1,108         1,074
             2005                                            1,135         1,074
             2006                                            1,170         1,083
          Thereafter                                         4,342         4,010
                                                          --------      --------

                    Total                                 $ 10,096      $  9,589
                                                          ========      ========

9.    MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

      The Company issued 1,340,366 shares of Series B convertible preferred stock ("Series B") at a price of $8.60 per share in conjunction with the acquisition of AMVC (see Note 3). Series B is convertible at the option of the holder at any time, unless previously redeemed, or by the company upon a merger, consolidation, share exchange or sale of substantially all of its assets. The Series B, par value of $0.01 per share, may be converted into 2/3 of a share of common stock. The holders of Series B may require the Company to repurchase any or all of their shares at any time after July 12, 2002 at the redemption price of $10.00. If not converted to common stock or redeemed at the option of the Series B holder after July 12, 2002, the Company must redeem the Series B for $10.00 per share on July 12, 2005. The Series B is being accreted from its issue price to its scheduled redemption price using the effective interest method.

      The holders of Series B are entitled to vote on all matters based on the number of whole shares of common stock into which the holder's stock could be converted. The holders of Series B are not entitled to any dividends. In the event of any liquidation, dissolution, or winding up of the company's business, the holders of Series B would be entitled to a payment of $10.00 per share before any amount is distributed to holders of common stock. If assets were insufficient to permit this payment to the holders of Series B, the entire assets available for distribution to holders of capital stock would be distributed ratably among the holders of Series B.

      The Company also issued 119,106 shares of Series C convertible preferred stock ("Series C") at a price of $20.00 per share in conjunction with the acquisition of AMVC (see Note 3). In fiscal year 2001, the Series C shareholder redeemed the entire outstanding amount of its shares and warrants.

      Also, the Company issued 365,222 warrants at a fair market value of $10.00 per warrant in conjunction with the issuance of the convertible preferred stock. Each warrant entitles its holder to purchase at any time for a period of five years from July 12, 2001 one share of common stock at $15.00 per share, subject to certain adjustments. The warrants permit the holder to engage in a net exercise of the warrants if the fair market value of one share of common stock is greater than $15.00 per share on the date of exercise. Prior to the expiration date of the warrant, the holder may require the Company to redeem the warrant for cash at a price equal to $10.00 for each whole share of common stock that may be purchased under the warrant. The warrant holders do not have the right to vote or participate in any other matters as shareholders.

      If all holders were to redeem their preferred stock and warrants at the earliest possible time, the cash requirements would be $805,000 presently and an additional $11.4 million in July 2002. The Company's ability to make cash payments with respect to such equity redemption obligations and to satisfy or refinance its other debt obligations will in part depend upon its future operating performance. The Company believes, based on current circumstances, that its cash flow from operations, together with anticipated available borrowings under its new revolving credit facility, will not be sufficient to permit it to pay in full its potential equity redemption obligations in July 2002. As a result, the Company will be required to pursue alternatives that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing present debt, restructuring the terms of the preferred stock, or seeking additional subordinated debt or equity capital. The Company anticipates operating results sufficient to support the availability of these or other alternatives.

10.   INCOME TAXES

      The provision (benefit) for income taxes consists of the following (in thousands):

                                                 Year Ended September 30,
                                           ------------------------------------
                                             2001           2000           1999
Current:
  Federal                                  $      -       $  (906)      $ 1,520
  State
                                                  -           (49)          142
                                           --------       -------       -------
                                                  -          (955)        1,662
                                           --------       -------       ------
Deferred:
  Federal                                    (1,247)          736           (32)
  State                                         (96)           51             2
                                           --------       -------       -------
                                             (1,343)          787           (30)
                                           --------       -------       -------
Total income tax expense (benefit)         $ (1,343)      $  (168)      $ 1,632
                                           ========       =======       =======


      The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

                                                      September 30,
                                                  -------------------------
                                                      2001          2000

Deferred tax asset:
  Reserves and accruals                            $  2,091     $  1,807
  NOL carryforward                                    8,150        6,301
  Translation adjustment to equity                      620          636

Deferred tax liability:
  Accumulated depreciation                             (127)        (148)
  Intangible assets                                  (3,775)      (6,183)
                                                   --------     --------

           Net deferred tax asset                  $  6,959     $  2,413
                                                   ========     ========

Deferred tax:
  Current asset                                    $  1,884     $  1,699
  Long-term asset                                     5,376        1,237
  Long-term liability                                  (301)        (523)
                                                   --------     --------

           Net deferred tax asset                  $  6,959     $  2,413
                                                   ========     ========

      Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory rates is as follows:

                                                                              Year Ended September 30,
                                                                           -----------------------------
                                                                            2001        2000      1999
          Statutory rates                                                   (34.0)%     (34.0)%    34.0%
          Increase (reduction) in income taxes resulting from:
            FSC commissions                                                  (3.5)      (87.7)     (5.0)
            FSC tax                                                             -        30.3       1.7
            R&D credit                                                       (1.6)      (47.5)        -
            State income taxes, net of federal benefit                       (1.7)       (1.6)      1.8
            Other permanent differences                                       4.3         3.3      (0.9)
                                                                           ------     -------     -----

                     Income tax combined effective rate                     (36.5)%    (137.2)%    31.6%
                                                                           ======     =======     =====

      At September 30, 2001, there were $23.4 million of net operating loss carryforwards which expire between 2004 and 2021, $76,000 of research and development credit carryforwards which expire between 2020 and 2021, $340,000 of foreign tax credit carryforwards which expire between 2005 and 2006, and $74,000 of AMT credit carryforwards which do not expire.

11.   SHAREHOLDERS' EQUITY

      Employee Stock Purchase Plan - Most employees are eligible to participate in the Company's Employee Stock Purchase Plan (the "Plan"). Shares are not available to employees who already own 5% or more of the Company's stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Plan. During the years ended September 30, 2001, 2000, and 1999, the Company issued shares totaling 17,184, 8,065, and 12,393, respectively, under the Plan.

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

                                                             Outstanding Options
                                                         -----------------------------
                                                                          Weighted
                                                                           Average
                                                         Number of          Price
                                                          Shares          Per Share
Balance at October 1, 1998 ....................          602,783          $   15.19
  Options granted .............................           45,000          $    8.23
  Options exercised ...........................             (100)         $    7.00
  Options forfeited ...........................          (91,700)         $   16.09
                                                         -------

Balance at September 30, 1999 .................          555,983          $   14.48
  Options granted .............................          298,250          $    8.84
  Options exercised                                      (11,500)         $    7.00
  Options forfeited ...........................         (117,900)         $   14.96
                                                         -------

Balance at September 30, 2000 .................          724,833          $   12.20
  Options granted .............................           40,000          $    7.89
  Options exercised ...........................             --                  --
  Options forfeited ...........................          (65,400)         $   13.21
                                                         -------

Balance at September 30, 2001 .................          699,433          $   11.86
                                                         =======

      At September 30, 2001, the total number of shares reserved for option exercises was 1,187,483, of which 488,050 were available for grant. At that date, options for 410,066 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 2000, the total number of shares reserved for option exercises was 1,187,483, of which 462,650 were available for grant. At that date, options for 326,418 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 1999, the total number of shares reserved for option exercises was 698,983, of which 143,000 were available for grant. At that date, options for 320,780 shares were exercisable at prices from $7.00 to $23.25 per share.

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

      The Company has elected to account for its stock-based compensation plans under APB 25. The Company has computed, for pro forma disclosure purposes, the value of all stock and stock options granted under the Employee Stock Purchase Plan and the 1996 Employees' Stock Option Plan during 2001, 2000, and 1999 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for the years ended September 30, 2001, 2000, and 1999:

                                             2001            2000          1999

Risk-free interest rate                      3.7 %          6.2 %          5.0 %
Expected dividend yield                       0 %            0 %            0 %
Expected lives                             5.5 years      5.5 years      6 years
Expected volatility                          71 %            66 %           66 %



      Using the Black-Scholes methodology, the total value of stock options granted during 2001, 2000, and 1999 was $192,000, $1,598,000, and
      $225,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted under the 1996 Employees' Stock Option Plan during 2001, 2000, and 1999 was $5.03 per share, $5.60 per share, and $5.28 per share, respectively.

      The total compensatory value of stock purchased under the Employee Stock Purchase Plan during 2001, 2000, and 1999 was $12,000, $11,000, and
      $13,000, respectively. The weighted average fair value of the stock purchased during 2001, 2000, and 1999 was $0.73 per share, $1.34 per share, and $1.08 per share, respectively.

      If the Company had accounted for its 1996 Plan and Employee Stock Purchase Plan in accordance with SFAS No. 123, the Company's net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

                                     Year Ended               Year Ended               Year Ended
                                 September 30, 2001       September 30, 2000       September 30, 1999
                              ------------------------ ------------------------ ------------------------
                               As Reported Pro Forma    As Reported Pro Forma    As Reported Pro Forma
Net earnings (loss)             (4,924)     (5,542)     (333)     (1,083)      3,529      2,633
Earnings (loss) per share -
  basic and diluted              (1.24)      (1.37)    (0.12)      (0.28)       0.75       0.56

      The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to October 1, 1995, and additional awards are anticipated in future years.

      The following table summarizes information about stock options outstanding at September 30, 2001:

                      Options Outstanding                              Options Exercisable
----------------------------------------------------------------- -------------------------------
                                      Weighted
                                       Average      Weighted         Weighted
      Range of                        Remaining      Average         Number of       Average
      Exercise          Number       Contractual     Exercise          Shares        Exercise
       Prices         Outstanding   Life (years)      Price         Exercisable       Price
$7.00 -  10.00            408,483        4.5       $    8.59         144,794        $    8.47
$10.01 - 15.00            117,700        6.2           11.69          92,022            11.67
$15.01 - 20.00             94,450        5.4           17.24          94,450            17.24
$20.01 - 23.25             78,800        4.6           22.58          78,800            22.58
--------------            -------        ---       ---------         -------        ---------
$7.00 -  23.25            699,433        4.9       $   11.86         410,066        $   13.92
==============            =======        ===       =========         =======        =========

12.   EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions up to 2% of each participating employee's compensation. The Company contributed $331,000, $257,000, and $200,000 in matching funds to the plan for the years ended September 30, 2001, 2000, and 1999, respectively.

      The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. Profit sharing plan expense was zero, zero, and $506,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

13.   SEGMENT INFORMATION

      The Company's business units serve customers in its primary market - the food processing and agricultural products industry - through common sales and distribution channels. Therefore, the Company reports on one segment. The following is information about products and services (in thousands).

                                                   Year Ended September 30,
                                                 -----------------------------
                                                   2001      2000      1999
Net sales by product category:
  Automated inspection systems                   $26,884   $24,002   $22,342
  Process systems                                 27,050    26,414    33,950
  Parts and service/contracts                     19,020    16,996    13,239
                                                 -------   -------   -------
           Total net sales by product category   $72,954   $67,412   $69,531
                                                 =======   =======   =======

      Net sales for service/contracts were less than 10% of total net sales for the years ended September 30, 2001, 2000, and 1999, respectively.

      The following is information about geographic areas:


                                                    Year Ended September 30,
                                                 ----------------------------
                                                    2001      2000     1999
Net sales:
  Domestic                                       $37,496   $40,030   $37,844
  International                                   35,458    27,382    31,687
                                                 -------   -------   -------

           Total net sales                       $72,954   $67,412   $69,531
                                                 =======   =======   =======

Long-lived assets:
  Domestic                                       $26,995   $38,306   $ 6,192
  International                                    3,031     3,332     4,007
                                                 -------   -------   -------
           Total long-lived assets               $30,026   $41,638   $10,199
                                                 =======   =======   =======

      During fiscal 2001, 2000, and 1999, net sales to one major customer amounted to approximately 17%, 14% and 11% of total net sales, respectively.

      During 2001, net sales to various customers in France accounted for approximately 10% of total net sales. No single geographic location accounted for more than 10% of net sales during 2000. During 1999, net sales to various customers in Canada accounted for approximately 11% of total net sales. Location of the customer is the basis for the categorization of net sales.

14.   ROYALTY INCOME

      As part of a settlement agreement entered into during 1997, the Company may receive royalty payments through 2001 related to the sale of certain equipment to a selected market. The payment may be reduced by a percentage of the purchases of equipment from the Company by the other party. The Company recognized royalty income from this agreement of $122,000, $71,000, and $26,000 during the years ended September 30, 2001, 2000, and 1999, respectively.

                                   * * * * * *

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2001 and 2000 (in thousands, except per share data):

2001 Quarter Ended                      December 31,     March 31,    June 30,  September 30,   Total
Net sales                                  18,767        18,359       20,518      15,310       72,954
Gross profit                                7,156         5,739        8,156       4,717       25,768
Net earnings (loss) from
continuing operations                        (391)       (1,401)         585      (1,136)      (2,343)
Net earnings (loss) from
discontinued operation                        101          (419)         157      (2,420)      (2,581)
Net earnings (loss)                          (290)       (1,820)         742      (3,556)      (4,924)
Net earnings (loss) from
continuing
  operations per share - basic              (0.13)        (0.35)        0.08       (0.29)       (0.69)
Net earnings (loss) from
continuing
  operations per share - diluted            (0.13)        (0.35)        0.07       (0.29)       (0.69)
Net earnings (loss) from
discontinued
  operations per share - basic and
diluted                                      0.02         (0.08)        0.03       (0.51)       (0.55)
Net earnings (loss) per share -
basic                                       (0.11)        (0.43)        0.11       (0.80)       (1.24)
Net earnings (loss) per share -
diluted                                     (0.11)        (0.43)        0.10       (0.80)       (1.24)

2001 Quarter Ended                      December 31,     March 31,    June 30,  September 30,   Total
Net sales                                  15,421        17,387       17,035      17,569       67,412
Gross profit                                5,453         6,453        6,929       6,165       25,000
Net earnings (loss) from
continuing
  operations                                   90           834        1,196      (2,074)          46
Net earnings (loss) from
discontinued
  operation                                     -             -            -        (379)        (379)
Net earnings (loss)                            90           834        1,196      (2,453)        (333)
Net earnings (loss) from
continuing
  operations per share - basic and
  diluted                                    0.02          0.18         0.25       (0.49)       (0.04)
Net earnings (loss) from
discontinued
  operations per share - basic and
  diluted                                       -             -            -       (0.08)       (0.08)
Net earnings (loss) per share -
basic
  and diluted                                0.02          0.18         0.25       (0.57)       (0.12)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    There is hereby incorporated by reference the information under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

    There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    There is hereby incorporated by reference the information under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        There is hereby incorporated by reference the information under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2001.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K.

                                                                           PAGE
                                                                           ----

(a) The following documents are filed as part of this report:


     1.   Financial Statements:

          Reference is made to Part II, Item 8, for a listing of required
          financial statements filed with this report .....................   26

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

          (10) Material contracts

               (10.1) Construction and Lease Agreement dated October 17, 1989 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

               (10.2) Indenture of Trust dated as of February 1, 1993 between
                      Port of Walla Walla Public Corporation and Key Bank of Washington, as Trustee (filed as Exhibit 10.2 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

               (10.3) Loan Agreement dated February 1, 1993 between Port of
                      Walla Walla Public Corporation and Registrant (filed as
                      Exhibit 10.3 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

               (10.4) Pledge and Security Agreement dated as of February 1, 1993 between Registrant and U.S. Bank of Washington, N.A. (filed as Exhibit 10.4 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

                      (10.5)* Registrant's 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                      (10.6)* Registrant's 401(k) Profit Sharing Plan dated May 11, 1992 (filed as Exhibit 10.6 to Amendment No. 1 to Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                      (10.7)* Registrant's Restated Phantom Stock Plan, as amended (filed as Exhibit 10.7 to the Registration Statement on Form S-1
                                (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                      (10.8) License Agreement effective July 1, 1992 between Registrant and Simco/Ramic
                                Corporation (filed as Exhibit 10.8 to the
                                Registration Statement on Form S-1
                                (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
                      (10.9)* Registrant's Restated 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995 and incorporated herein by reference)
                      (10.10)* Registrant's 1996 Employees' Stock Option Plan (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
                      (10.11)* Registrant's 1996 Employees Stock Purchase Plan (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
                      (10.12) Lease Agreement dated April 18, 1996 between the Port of Walla Walla and Registrant (filed as
                                Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996 and incorporated herein by reference)
                      (10.13) Business Loan Agreement dated as of January 25, 1999 between Registrant and U.S. Bank National Association (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 14, 1999 and incorporated herein by reference)
                      (10.14) Agreement and Plan of Merger by and among the Registrant, KTC Acquisition Corp. and Advanced Machine Vision Corporation dated February 15, 2000 as amended by Amendment No. 1 dated February 25, 2000 and as amended by Amendment No. 2 dated April 24, 2000 (filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on July 27, 2000 and incorporated herein by reference)
                      (10.15) Stock Purchase Agreement by and among the Registrant, Farmco, Inc., Ro-Tech, Inc., John E. Mobley and Nancy L. Mobley dated May 16, 2000 (filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on May 31, 2000 and incorporated herein by reference)
                      (10.16) Promissory Note dated April 24, 1998 between SRC Vision, Inc. and Bank of America National Trust & Savings Association (filed as Exhibit 10.17 to Form 10-K filed with the Securities and Exchange Commission on December 19, 2000 and incorporated herein by reference)

              (21)    List of Subsidiaries

              (23)    Consent of Deloitte & Touche LLP

              (99)    Forward-Looking Statement Risk and Uncertainty Factors

              ________________
              * Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

        1. No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                KEY TECHNOLOGY, INC.

                                By: /s/ Thomas C. Madsen
                                   ---------------------------------------------
                                    Thomas C. Madsen
                                    Chairman and Chief Executive Officer

                                By: /s/ Ted R. Sharp
                                   ---------------------------------------------
                                    Ted R. Sharp
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

January 15, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/  Thomas C. Madsen                                          January 15, 2002
-------------------------------------------------------
Thomas C. Madsen, Chairman and Chief
Executive Officer

/s/  Harold R. Frank                                           January 15, 2002
-------------------------------------------------------
Harold R. Frank, Director

/s/  John E. Pelo                                              January 15, 2002
-------------------------------------------------------
John E. Pelo, Director

/s/  Michael L. Shannon                                        January 15, 2002
-------------------------------------------------------
Michael L. Shannon, Director

/s/  Peter H. van Oppen                                        January 15, 2002
-------------------------------------------------------
Peter H. van Oppen, Director

/s/  Gordon Wicher                                             January 15, 2002
-------------------------------------------------------
Gordon Wicher, Director

/s/  Ted R. Sharp                                              January 15, 2002
-------------------------------------------------------
Ted R. Sharp, Chief Financial Officer
  (Principal Financial and Accounting Officer)

                              KEY TECHNOLOGY, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX

    EXHIBIT
    NUMBER                                                                 PAGE
    ------                                                                 ----

     21.1   List of Subsidiaries .........................................   58

     23.1   Consent of Deloitte & Touche LLP .............................   59

     99.1   Forward-Looking Statement Risk and Uncertainty Factors .......   60