Form 10-Q
period 2001-12-31
KEY TECHNOLOGY INC
filed 2002-02-14
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended December 31, 2001

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ X__ No ______

     The number of shares outstanding of the Registrant's common stock, no par value, on January 31, 2002 was 4,758,054 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2001
TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1. Financial statements
        Condensed unaudited consolidated balance sheets, December 31, 2001 and September 30, 2001...............................................3
        Condensed unaudited consolidated statements of operations for the three months ended December 31, 2001 and 2000........................4
        Condensed unaudited consolidated statements of cash flows for the three months ended December 31, 2001 and 2000....................5
        Notes to condensed unaudited consolidated financial statements........6


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................9

Item 3. Quantitative and Qualitative Disclosures About Market Risk...........14


PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.....................................16


SIGNATURES...................................................................17

EXHIBIT INDEX................................................................18



KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND SEPTEMBER 30, 2001

--------------------------------------------------------------------------------

                                                                            December 31,             September 30,
                                                                                2001                      2001
                                                                        ----------------------    ----------------------
                                                                                        (in thousands)
                             Assets
-----------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                                     $3,462                       $ 738
   Trade accounts receivable, net                                                10,986                      13,072
   Inventories:
         Raw materials                                                            7,159                       6,099
         Work-in-process and sub-assemblies                                       5,609                       6,057
         Finished goods                                                           2,143                       2,305
                                                                                 ------                      ------
                 Total inventories                                               14,911                      14,461
   Assets held for sale                                                             -                         8,460
   Other current assets                                                           2,592                       2,708
                                                                                 ------                      ------
Total current assets                                                             31,951                      39,439
Property, plant and equipment, net                                               10,870                      11,436
Deferred income taxes                                                             5,531                       5,376
Intangibles and other assets, net                                                18,804                      18,590
                                                                                -------                     -------
        Total                                                                   $67,156                     $74,841
                                                                                =======                     =======

              Liabilities and Shareholders' Equity
-----------------------------------------------------------------
Current liabilities:
   Short-term borrowings                                                         $  -                        $2,000
   Accounts payable                                                               2,469                       5,395
   Accrued payroll liabilities and commissions                                    2,379                       2,533
   Income tax payable                                                               237                         338
   Other accrued liabilities                                                      1,925                       2,076
   Customers' deposits                                                            2,953                       2,200
   Liabilities held for sale                                                        -                         2,436
   Current portion of long-term debt                                             13,361                      11,739
                                                                                 ------                      ------
Total current liabilities                                                        23,324                      28,717
Long-term debt                                                                    6,471                       6,581
Deferred income taxes                                                               293                         301
Mandatorily redeemable preferred stock and warrants                              11,805                      13,531
Total shareholders' equity                                                       25,263                      25,711
                                                                                -------                     -------
        Total                                                                   $67,156                     $74,841
                                                                                =======                     =======

====================================================================================================================================

      See notes to condensed unaudited consolidated financial statements.




KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

------------------------------------------------------------------------------------------------------------------------------------


                                                                                   2001                    2000
                                                                                -------------         --------------
                                                                               (in thousands, except per share data)

Net sales                                                                        $13,945                 $18,767
Cost of sales                                                                      8,500                  11,611
                                                                                 --------                 --------
Gross profit                                                                       5,445                   7,156
Operating expenses:
   Selling                                                                         2,606                   3,695
   Research and development                                                        1,199                   1,541
   General and administrative                                                      1,603                   1,864
   Amortization of intangibles                                                       331                     514
                                                                                 --------                --------
Total operating expenses                                                           5,739                   7,614
                                                                                 --------                --------
Loss from operations                                                                (294)                   (458)
Other expense                                                                       (265)                   (152)
                                                                                 --------                --------
Loss from continuing operations                                                     (559)                   (610)
Income tax benefit                                                                  (236)                   (219)
                                                                                 --------                --------
Net loss from continuing operations                                                 (323)                   (391)
Net earnings from discontinued operation (net of income tax)                          39                     101
                                                                                 --------                --------
Net loss                                                                            (284)                   (290)
Accretion of mandatorily redeemable preferred stock                                 (204)                   (235)
                                                                                 --------                --------
Net loss available to common shareholders                                        $  (488)                $  (525)
                                                                                 ========                ========

Net loss from continuing operations per share - basic and diluted                $  (.11)                $  (.13)
                                                                                 ========                ========
Net earnings from discontinued operation per share - basic and diluted           $   .01                 $   .02
                                                                                 ========                ========
Loss per share - basic and diluted                                               $  (.10)                $  (.11)
                                                                                 ========                ========
Shares used in per share calculations - basic                                      4,751                   4,734
                                                                                 ========                ========
Shares used in per share calculations - diluted                                    4,751                   4,734
                                                                                 ========                ========

      See notes to condensed unaudited consolidated financial statements.




KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

------------------------------------------------------------------------------------------------------------------------------------

                                                                                    2001                  2000
                                                                                 --------              ---------
                                                                                           (in thousands)
------------------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                           $   (169)              $     (66)

Cash flows from investing activities:
     Cash proceeds from sale of discontinued operation                             3,577                     -
     Proceeds from sale of property                                                 -                        106
     Additions to property, plant and equipment                                      (67)                    (63)
                                                                                ---------               ---------
         Net cash provided by investing activities                                 3,510                      43
                                                                                ---------               ---------

Cash flows from financing activities:
     Repayment of short-term borrowings                                           (2,000)                    -
     Additions to (repayment of) long-term debt                                    1,520                  (3,623)
     Proceeds from issuance of common stock                                           14                      23
     Redemption of warrants                                                          (14)                 (1,464)
                                                                                ---------               ---------
         Net cash used in financing activities                                      (480)                 (5,064)
                                                                                ---------               ---------

Effect of exchange rates on cash                                                      40                     203
Net increase (decrease) in cash and cash equivalents from continuing operations    2,901                  (4,884)
Net decrease in cash and cash equivalents from discontinued operation               (177)                   (169)
Cash and cash equivalents, beginning of the period                                   738                   6,427
                                                                                ---------                --------
Cash and cash equivalents, end of period                                         $ 3,462                 $ 1,374
                                                                                =========                ========

Supplemental information:
     Cash paid during the period for interest                                    $   270                 $   585
     Cash refunded during the period for income taxes                                (25)                     (7)
     Equipment obtained through lease financing                                      -                       126
     Accounts payable paid through lease financing                                   -                       366

====================================================================================================================================

      See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2001 and the results of its operations and its cash flows for the three-month periods ended December 31, 2001 and 2000.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Comprehensive loss

     The Company's consolidated comprehensive loss was $259,000 and $132,000 for the three months ended December 31, 2001 and 2000, respectively. The differences between the net earnings (loss) reported in the consolidated statement of operations and the consolidated comprehensive net loss for the periods consisted of changes in foreign currency translation adjustments.

4.   Goodwill and other intangible assets

     In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective October 1, 2002 and may be adopted early. The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result, the Company will be required to complete this analysis by March 31, 2002. The Company is currently assessing, but has not yet determined, the effect of this provision of SFAS No. 142 on its financial position and results of operations. The Company has approximately $7.1 million of intangible assets which are no longer being amortized. Amortization of these assets was $183,000 in the quarter ended December 31, 2000.

5.   Mandatorily redeemable preferred stock and warrants

     The Company issued 1,340,366 shares of Series B convertible preferred stock ("Series B") and 365,222 warrants in conjunction with the acquisition of AMVC.

     At December 31, 2001, there were 1,137,404 shares of Series B and 80,550 warrants still outstanding. If all holders were to redeem their preferred stock and warrants at the earliest possible time, the cash requirements would be $805,000 presently and an additional $11.4 million in July 2002. The Company's ability to make cash payments with respect to such equity redemption obligations and to satisfy or refinance its other debt obligations will in part depend upon its future operating performance. The Company believes, based on current circumstances, that its cash flow from operations, together with anticipated available borrowings under its new revolving credit facility, will not be sufficient to permit it to pay in full its potential equity redemption obligations in July 2002. As a result, the Company will be required to pursue alternatives that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing present debt, restructuring the terms of the preferred stock, or seeking additional subordinated debt or equity capital. The Company anticipates operating results sufficient to support the availability of these or other alternatives.

6.   Financing agreements

     The Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4,500,000. The operating line expired November 30, 2001 and the outstanding balance of $2,000,000 was repaid. In January 2002, the Company completed the refinancing of its domestic credit accommodation. The refinanced domestic credit accommodation provides for a term loan of $6,500,000 and a revolving credit facility of up to the lesser of $10,000,000 or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. The refinanced domestic credit accommodation bears interest at the bank's prime rate plus 2% per annum, is secured by all of the personal property of the Company and its subsidiaries and contains covenants, effective beginning March 31, 2002, which require the maintenance of a defined debt service ratio, and limits capital expenditures. The $6,500,000 term loan requires quarterly principal installments of $500,000 beginning March 31, 2002 plus 50% of excess cash flow (as defined in the borrowing agreement), subject to certain minimum payments through October 2003. The $10,000,000 credit facility expires in November 2002. The accompanying balance sheets reflect the effect of this refinancing and the new scheduled debt maturities.

7.   Future accounting changes

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

8.   Use of estimates

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:

- the ability of the Company to access new capital required to finance its potential preferred stock redemption obligation in July 2002;

- the effect of adverse economic conditions in markets served by the Company and the financial capacity of customers to purchase capital equipment;

- the ability of new products to compete successfully in either existing or new markets;

- increased competition and its effects on pricing and customer capital spending;

-    the risks involved in expanding international operations and sales;

-    availability and future costs of materials and other operating expenses;

-    uncertainties relating to patents and proprietary information;

- the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; and

- other factors discussed in Exhibit 99.1 to the Company's Annual Report on Form 10-K filed with the SEC in January 2002 which exhibit is hereby incorporated by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

During the quarter ended December 31, 2001, the Company sold Ventek, Inc., a wholly-owned subsidiary that supplies machine vision systems to the forest products industry, to Veneer Technology, Inc., a company owned by four current managers of Ventek, including Rodger Van Voorhis, President. Ventek was acquired by Key as part of its acquisition of Advanced Machine Vision Corporation (AMVC) in July 2000. Mr. Van Voorhis, who was appointed to the Key Technology Board of Directors in July 2000 as a result of the AMVC acquisition, resigned as a director effective August 31, 2001.

Except where noted, sales, expenses and operating results for the periods presented exclude the activities of this discontinued operation.


Results of Operations

Sales for the three-month period ended December 31, 2001 totaled $13.9 million, compared with $18.8 million in the same quarter last year, a decrease of 26%. The Company reported a net loss from continuing operations of $323,000, or $0.11 per common share, for the most recent quarter compared to a net loss from continuing operations of $391,000, or $0.13 per common share, in the corresponding quarter last year. The net loss, including the discontinued operation, for the quarter ended December 31, 2001 was $284,000, or $0.10 per common share, compared to a net loss of $290,000, or $0.11 per common share, for the same quarter last year.


A 12% increase in parts and service revenues for the December 2001 quarter, compared to the corresponding period last year, was more than offset by larger decreases in revenues from automated inspection systems and process systems. The Company anticipated lower revenues during the most recent quarter, partially due to a backlog entering the most recent quarter that was 12% lower than at the same point the previous year. The Company's customers continued their cautious stance on capital expenditures, contributing to the comparatively weaker sales during the first quarter of fiscal 2002.

Backlog at the close of the December 31, 2001 quarter totaled $15.3 million compared to $12.2 million at the close of the same period last year, a year-over-year increase of 25%. New orders received during the first quarter totaled $16.7 million compared to $16.8 million for the same quarter last year. Orders from customers in the United States for the quarter ended December 31, 2001 increased by 29% compared to the same quarter last year. While the fruit and vegetable markets in the United States continued to experience difficult economic conditions, the Company is optimistic that reductions in customers' product inventory positions and increased prices for customers' products in certain key sectors will lead to increased capital equipment spending. The Company anticipates continued strong orders for tobacco inspection systems in the China and Asia-Pacific markets.

Gross profit for the first quarter of fiscal 2002 was $5.4 million compared to $7.2 million in the corresponding period last year. As a percentage of sales, gross profit improved to 39% compared to 38.1% in the first quarter of fiscal 2001 due to decreased overhead resulting from the move of manufacturing operations of SRC Vision products to Walla Walla in the second quarter of fiscal 2001 and the streamlining of the service organization. These margin improvements offset the effects of a shift in product mix to a relatively higher percentage of process systems, which typically carry lower margins. In addition, the parts and service business experienced a 6% improvement in margins over the same quarter last year to a level which the Company expects to continue throughout this fiscal year.

Operating expenses for the quarter ended December 31, 2001 decreased 25% to $5.7 million compared to $7.6 million in the same quarter last year. During the second half of fiscal 2001 and the first quarter of fiscal 2002, Company management implemented a number of business adjustments to respond to a changing economic climate. The reductions in programs and workforce resulted in significant savings in all areas of the Company's operating expenses. Selling and marketing expenses decreased by $1.1 million, or 30%, to $2.6 million. Research and development expenses decreased by 22% between the corresponding periods to $1.2 million. General and administrative expenses decreased by 14% to $1.6 million for the December 2001 quarter. This reduced level of spending is expected to continue in future quarters. Additionally, amortization expenses decreased as a result of the Company's early adoption of SFAS No. 142, Goodwill and Other Intangible Assets, which allows for the discontinuance of amortization on goodwill and certain other intangible assets.

As a result of the significant decreases in operating expenses, which more than offset the decrease in gross profits, the results for the three months ended December 31, 2001 were a loss from operations of $294,000 compared to a loss from operations of $458,000 for the three months ended December 31, 2000. Other expense (net) for the most recent quarter increased to $265,000 compared to $152,000 for the same period last year, principally due to decreased foreign exchange gains, partially offset by decreased interest expense. As a result, the Company realized a net loss of $284,000 in the more recent quarter compared to a net loss of $290,000 for the three months ended December 31, 2000. A net loss of 2.0% of net sales for the quarter ended December 31, 2001 compares to a net loss of 1.6% of net sales for the corresponding period last year. Improvements in margins and cost management during the quarters subsequent to the first quarter of fiscal 2001 resulted in a reported loss for the most recent quarter that roughly equaled the loss for the first quarter of fiscal 2001, even though net sales were significantly lower.

Liquidity and Capital Resources

For the three-month period ended December 31, 2001, net cash used in operating activities totaled $169,000 compared with $66,000 in the corresponding period of the prior fiscal year. During the most recent quarter, cash from operations was used to decrease trade accounts payable by $2.9 million and increase inventories by $518,000, which changes were offset by cash provided by a decrease in trade accounts receivable of $2.4 million and an increase in customer deposits of $771,000.

Cash flows from investing activities included cash proceeds from the sale of Ventek of $3.6 million during the quarter ended December 31, 2001. Net cash proceeds during the quarter ended December 31, 2000 included $106,000 from the sale of property. Net cash resources totaling $67,000 were also used to fund the acquisition of capital equipment in the most recent quarter compared to $63,000 in the corresponding quarter last year. At December 31, 2001, the Company had no significant commitments for capital expenditures.

The Company's cash flows from financing activities for the three months ended December 31, 2001 were principally affected by the repayment of short-term borrowings of $2.0 million, partially offset by additions to long-term debt of $1.5 million, and redemption of $14,000 of warrants that were issued as part of the acquisition of AMVC. In the corresponding quarter in fiscal 2001, the Company repaid long-term debt totaling $3.6 million, and redeemed $1.5 million of warrants. At the close of the December 2001 quarter, a total of 80,550 redeemable warrants were outstanding. Proceeds from the issuance of common stock during the first quarter of fiscal 2002 under the Company's employee stock option and stock purchase plans totaled $14,000 compared to $23,000 in the corresponding quarter last year.

During the three-month period ended December 31, 2001, working capital decreased by $2.1 million to $8.6 million. At the end of the period, the balance of cash and cash equivalents totaled $3.5 million, a $2.7 million increase resulting from the Company's operating, investing and financing activities during the period. Trade accounts receivable decreased by $2.1 million principally as a result of improved collections of aged accounts and, to a lesser extent, decreased sales volume during the first quarter of fiscal 2001. Inventories increased by $450,000 principally as a result of increases in raw materials inventories, partially offset by decreases in work in process and finished goods inventories. Assets held for sale decreased by $8.5 million as a result of the sale of Ventek, Inc. Current liabilities decreased by a net amount of $5.4 million during the quarter, including decreases of $378,000 in short term borrowings and debt, $3.1 million in accounts payable and accrued payroll and commission liabilities and $2.4 million in liabilities held for sale, the latter as a result of the sale of Ventek, Inc. The decreases in these current liabilities were partially offset by an increase in customers' deposits of $753,000.

The Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4,500,000. The operating line expired November 30, 2001 and the outstanding balance of $2,000,000 was repaid. In January 2002, the Company completed the refinancing of its domestic credit accommodation. The refinanced domestic credit accommodation provides for a term loan of $6,500,000 and a revolving credit facility of up to the lesser of $10,000,000 or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. The refinanced domestic credit accommodation bears interest at the bank's prime rate plus 2% per annum, is secured by all of the personal property of the Company and its subsidiaries, contains covenants, effective beginning March 31, 2002, which require the maintenance of a defined debt service ratio, and limits capital expenditures. The $6,500,000 term loan requires quarterly principal installments of $500,000 beginning March 31, 2002 plus 50% of excess cash flow (as defined in the borrowing agreement), subject to certain minimum payments through October 2003. The $10,000,000 credit facility expires in November 2002. At that time, the Company will need to renew or refinance this facility. At present, the Company's best estimate anticipates generating sufficient cash flow from operations to meet all known principal and interest payments on existing debt through fiscal 2002.

With the acquisition of AMVC, the Company assumed a mortgage note issued by a domestic commercial bank on its Medford facility, which had a balance of $2.9 million at December 31, 2001. The Company and the bank have determined that the Company is in compliance with all provisions of this loan. The Company has accepted an offer to sell this facility that is expected to close in its second quarter, subject to due-diligence procedures by the buyer. Negotiations on the final terms of sale have not been concluded, but are expected to yield cash flows to the Company ranging from $700,000 to $900,000 dependant upon the buyer's assumption of the existing mortgage. Cash flows from the sale will be used to repay the mortgage, if it is not assumed, and reduce other long-term debt.

On November 30, 2001 the Company completed the sale of Ventek, Inc. to Veneer Technology, Inc. The Company received a cash payment of $3.6 million, a deferred payment obligation of $900,000 and the tender for cancellation of Veneer Technology's holdings of Key Technology Series B convertible preferred stock having a stated redemption value of $2.0 million. The cash proceeds from the sale were used to pay down Company debt and increase cash reserves.

In connection with the acquisition of AMVC in fiscal 2000, the Company issued Series B Convertible Preferred stock and warrants, both of which carry conversion or redemption privileges. A complete description of these instruments is contained in the Company's Registration Statement on Form S-4, Post-Effective Amendment No. 1, filed March 23, 2001. A brief description of the securities outstanding at December 31, 2001 is as follows:

- Outstanding Series B Convertible Preferred stock at December 31, 2001 totaled 1,137,404 shares. Each share is convertible at any time at the election of the holder for 2/3's of a share of the Company's Common stock, or redeemable at the election of the holder for a three year period beginning July 12, 2002 for $10 per share.

- Outstanding warrants at December 31, 2001 totaled 80,550. Each five-year warrant entitles the holder to purchase one share of the Company's Common stock for $15 or is redeemable at $10 per warrant at any time at the election of the holder.

If all holders were to redeem their preferred stock and warrants at the earliest possible time, the cash requirements would be $805,000 presently and an additional $11.4 million in July 2002. The Company's ability to make cash payments with respect to such equity redemption obligations and to satisfy or refinance its other debt obligations will in part depend upon its future operating performance. The Company believes, based on current circumstances, that its cash flow from operations, together with anticipated available borrowings under its new revolving credit facility, will not be sufficient to permit it to pay in full its potential equity redemption obligations in July 2002. As a result, the Company will be required to pursue alternatives that may include restructuring the terms of the preferred stock, reducing or delaying capital expenditures, selling assets, restructuring or refinancing present debt, or seeking additional subordinated debt or equity capital. While the Company anticipates operating results sufficient to support the availability of these or other alternatives, there can be no assurance that any of these alternatives can be effected on satisfactory terms, if at all.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

--------------------------------------------------------------------------------

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. Dollar against the Euro.

The terms of sales to European customers by Key Technology B.V., the Company's European subsidiary, are typically denominated in either Euros, U.S. Dollars, or to a far lesser extent, the respective currencies of its European customers. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company's domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At December 31, 2001, the Company was not a party to any significant currency hedging transaction. As of December 31, 2001, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $121,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

During the December 2001 fiscal quarter, the Euro lost nearly 3% of its value against the U.S. dollar. The effect of the weaker Euro on the operations and financial results of the Company were:

- Favorable translation adjustments of $25,000, net of income tax, were recognized as a component of comprehensive income or loss during the quarter ended December 2001 as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

- No significant gains or losses were recognized in the other income and expense section of the consolidated income statement as a result of conversion of Euro denominated receivables and cash carried on the balance sheet of the U.S. operations.

- No significant gains or losses were recognized in the other income and expense section of the consolidated income statement as a result of conversion of other non-functional currency receivables and cash carried on the balance sheet of the European operations.

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

The Company anticipates that the reduction of U.S. interest rates in recent months will result in a corresponding reduction of customers' cost of capital, which had previously delayed certain projects. However, there can be no assurance that customers in the Company's markets will maintain or increase their investment in Company products as a result of changes in the cost of capital or other market or economic factors.

Subsequent to the end of the period, in January 2002, the Company entered into a new credit accommodation with a domestic bank. Under this new facility the Company may borrow at the lender's prime rate plus 200 basis points. At December 31, 2001, the Company had $15.9 million of borrowings carrying variable interest rates. During the quarter then ended, interest on the credit facility varied from 3.84% to 5.59%. Currently, under the new credit accommodation, the rate is 6.75%. As of December 31, 2001 management estimates that a 100 basis point change in the interest rate would affect net income before taxes by approximately $159,000 on an annual basis.

Part II.  OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits

        (10.1) Credit Agreement and Promissory Notes dated January 10, 2002 between Registrant and U.S. Bank National Association.

    (b) Report on Form 8-K

        The following report on Form 8-K during the first quarter of fiscal 2001 was filed:

        1. Registrant's Form 8-K dated November 30, 2001 and filed with the Securities and Exchange Commission on December 14, 2001 related to the sale of Ventek, Inc.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    KEY TECHNOLOGY, INC.
                                        (Registrant)


Date:  February 14, 2002            /s/ THOMAS C. MADSEN
                                    ------------------------------------
                                    Thomas C. Madsen,
                                    Chairman and Chief Executive Officer



Date:  February 14, 2002            /s/ TED R. SHARP
                                    ---------------------------
                                    Ted R. Sharp,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2001

--------------------------------------------------------------------------------


EXHIBIT INDEX

Exhibit                                                                   Page
-------                                                                   ----
10.1  Credit Agreement and Promissory Notes................................19

                                CREDIT AGREEMENT


                                     between


                         U.S. BANK NATIONAL ASSOCIATION

                                   as Lender,


                                       and


                              KEY TECHNOLOGY, INC.

                                  as Borrower.







                             Dated January 10, 2002

                                TABLE OF CONTENTS
                                                                            Page

RECITALS                     ..................................................1

Article I             DEFINITIONS..............................................2

         Section 1.1       Defined Terms.......................................2

         Section 1.2       Accounting Terms...................................11

         Section 1.3       Rules of Construction..............................12

         Section 1.4       Incorporation of Recitals..........................12

Article II            THE REVOLVING CREDIT FACILITY...........................12

         Section 2.1       The Revolving Credit Facility......................12

         Section 2.2       Maximum Revolving Credit Commitment................12

         Section 2.3       Initial Advance....................................12

         Section 2.4       The Revolving Credit Facility Note.................13

         Section 2.5       The Revolving Loan Fee.............................13

         Section 2.6       Interest Rate and Payment Terms for the
                           Revolving Note.....................................13

         Section 2.7       The Letter of Credit Subfacility...................13

         Section 2.8       Reimbursement Obligation; Letter of Credit Fees....14

         Section 2.9       The Borrowing Base and the Temporary Permitted
                           Overadvance........................................14

         Section 2.10      Revolving Nature of the Credit Facility............14

         Section 2.11      Maturity Date of the Revolving Credit Facility.....14

         Section 2.12      Manner of Borrowing................................14

         Section 2.13      No Borrowing During Pendency of an Event of
                           Default............................................15

Article III           THE TERM LOAN...........................................15

         Section 3.1       The Term Loan......................................15

         Section 3.2       Term Loan Fees.....................................15

         Section 3.3       Interest Rate for the Term Loan....................15

         Section 3.4       Repayment Terms of the Term Loan...................16

         Section 3.5       Quarterly Excess Cash Flow Payments................16

         Section 3.6       Maturity Date of the Term Loan.....................16

Article IV            CONDITIONS OF LENDING...................................16

         Section 4.1       Conditions Precedent...............................16

                           (a) Execution and Delivery of this Agreement, the
                               Revolving Credit Facility Note, and the Term
                               Loan Note......................................16

                           (b) Payment of Loan Fees...........................17

                           (c) Payment of Attorney Fees.......................17

                           (d) Execution and Delivery of the Security
                               Agreements by the Domestic Subsidiaries........17

                           (e) Execution and Delivery of the Guaranties by
                               the Domestic Subsidiaries......................17

                           (f) No Defaults....................................17

                           (g) Corporate Structure............................17

                           (h) Legal Opinion..................................17

                           (i) Other Information..............................17

         Section 4.2       Conditions Subsequent..............................18

                           (a) Execution and Delivery of the Security
                               Agreements by the Foreign Subsidiaries.........18

                           (b) Execution and Delivery of the Guaranties by
                               the Foreign Subsidiaries.......................18

         Section 4.3       Ongoing Conditions.................................18

Article V             COLLATERAL AND GUARANTIES FOR KEY'S OBLIGATIONS.........18

         Section 5.1       The Security Agreements............................18

         Section 5.2       The Guaranties.....................................18

         Section 5.3       Other Documents....................................18

         Section 5.4       Appraisals and Collateral Examinations.............19

Article VI            MISCELLANEOUS PROVISIONS................................19

         Section 6.1       Expenses of U.S. Bank..............................19

         Section 6.2       Prohibition on Overdrafts and Unfunded Items.......19

         Section 6.3       Cash Collateral Account............................19

Article VII           REPRESENTATIONS AND WARRANTIES..........................20

         Section 7.1       Existence and Power of Key.........................20

         Section 7.2       Existence and Power of Key Technology
                           Holdings USA LLC...................................20

         Section 7.3       Existence and Power of Key Technology FSC, Inc.....20

         Section 7.4       Existence and Power of Key Technology AMVC LLC.....20

         Section 7.5       Existence and Power of Applied Laser Systems, Inc..21

         Section 7.6       Existence and Power of KTH USA, Inc................21

         Section 7.7       Existence and Power of Suplusco Holdings, B.V......21

         Section 7.8       Existence and Power of Key Technology, B.V.........21

         Section 7.9       Existence and Power of ARC Netherlands, B.V........21

         Section 7.10      Authorization......................................22

         Section 7.11      Government Approvals...............................22

         Section 7.12      Binding Obligations................................22

         Section 7.13      Litigation.........................................22

         Section 7.14      Financial Condition................................22

         Section 7.15      Title and Liens....................................22

         Section 7.16      Taxes..............................................23

         Section 7.17      Other Agreements...................................23

         Section 7.18      Federal Reserve Regulations........................23

         Section 7.19      Compliance with Laws...............................23

         Section 7.20      Representations and Warranties Valid with Respect
                           to the Guarantors..................................23

         Section 7.21      Continuing Representations.........................23

Article VIII          AFFIRMATIVE COVENANTS...................................23

         Section 8.1       Use of Proceeds....................................23

         Section 8.2       Payments...........................................24

         Section 8.3       Preservation of Existence..........................24

         Section 8.4       Visitation Rights..................................24

         Section 8.5       Keeping of Books and Records.......................24

         Section 8.6       Maintenance of Property............................24

         Section 8.7       Other Obligations..................................24

         Section 8.8       Insurance..........................................24

         Section 8.9       Financial Information..............................24

                           (a) Weekly Borrowing Certificate...................25

                           (b) Monthly Financial Statement and Certificate....25

                           (c) Monthly Reconciled Borrowing Base Certificate..25

                           (d) Monthly Report Regarding Accounts Receivable...25

                           (e) Monthly Report Regarding Inventory.............25

                           (f) Monthly Report Regarding Accounts Payable......26

                           (g) Quarterly Report Regarding Financial Covenant..26

                           (h) Audited Financial Statement....................26

                           (i) Other Information..............................26

         Section 8.10      Notification.......................................26

         Section 8.11      Notification of Change of Name, Location, or
                           Jurisdiction of Organization.......................26

         Section 8.12      Additional Acts....................................26

         Section 8.13      Debt Service Coverage Ratio........................27

Article IX            NEGATIVE COVENANTS......................................27

         Section 9.1       Dividends or Distributions.........................27

         Section 9.2       Liquidation, Merger, or Sale of Assets.............27

         Section 9.3       Indebtedness.......................................27

         Section 9.4       Guaranties.........................................27

         Section 9.5       Investments........................................28

         Section 9.6       Liens..............................................28

         Section 9.7       Capital Expenditures...............................28

         Section 9.8       Operations.........................................28

         Section 9.9       Loans and Investments..............................28

Article X             EVENTS OF DEFAULT.......................................28

         Section 10.1      Events of Default..................................28

                           (a) Payment Default................................28

                           (b) Breach of Warranty.............................28

                           (c) Breach of Certain Covenants....................29

                           (d) Breach of Other Covenants......................29

                           (e) Material Adverse Effect........................29

                           (f) Insolvency or Bankruptcy.......................29

         Section 10.2      Consequences of Default............................29

Article XI            GENERAL TERMS AND CONDITIONS............................30

         Section 11.1      Remedies Cumulative................................30

         Section 11.2      Governing Law......................................30

         Section 11.3      Consent to Jurisdiction and Venue; Waiver
                           of Immunities......................................30

         Section 11.4      Notices............................................30

         Section 11.5      Assignment.........................................31

         Section 11.6      Severability.......................................31

         Section 11.7      Waiver of Jury Trial...............................32

         Section 11.8      Entire Agreement...................................32

         Section 11.9      Amendment..........................................32

         Section 11.10     Interpretation.....................................32

         Section 11.11     Waiver.............................................32

         Section 11.12     Headings...........................................32

         Section 11.13     Construction.......................................32

         Section 11.14     Statutory Notice...................................33

                                CREDIT AGREEMENT

     This Credit Agreement (the "Agreement") is entered into on January 10, 2002, between U.S. BANK NATIONAL ASSOCIATION ("U.S. Bank") and KEY TECHNOLOGY, INC. ("Key").

                                    RECITALS


A. Key and U.S. Bank are parties to a Business Loan Agreement dated May 5, 2000 (the "Existing Loan Agreement"). Pursuant to the terms of the Existing Loan Agreement, U.S. Bank extends a revolving credit facility and two term loans to Key.

B. As of December 31, 2001, Key owed U.S. Bank the principal amount of $- 0 - and accrued interest of $- 0 - pursuant to a promissory note dated May 5, 2000, in the original principal amount of $4,500,000. That note, as it has been amended from time to time, is referred to in this Agreement as the "Existing Revolving Note".

C. As of January 7, 2002, Key owed U.S. Bank the principal amount of $8,500,000 and accrued interest of $7,609.86 pursuant to a promissory note dated May 5, 2000, in the original principal amount of $10,000,000. Interest continues to accrue on Key's obligations pursuant to the promissory note described in the preceding sentence on and after January 8, 2002.

D. As of January 7, 2002, Key owed U.S. Bank the principal amount of $7,150,000 and accrued interest of $6,283.56 pursuant to a promissory note dated July 7, 2000, in the original principal amount of $8,150,000. Interest continues to accrue on Key's obligations pursuant to the promissory note described in the preceding sentence on and after January 8, 2002.

E. The promissory notes described to Recitals C and D above are referred to in this Agreement collectively as the "Existing Term Notes." The Existing Term Notes and the Existing Revolving Note are referred to in this Agreement collectively as the "Existing Notes."

F. The revolving credit facility governed by the Existing Revolving Note has matured. Key has asked U.S. Bank to continue to extend a revolving credit facility to Key. U.S. Bank is willing to do so, subject to the terms and conditions set forth in this Agreement.

     NOW, THEREFORE, for valuable consideration, the receipt and sufficiency of which hereby are acknowledged, U.S. Bank and Key agree as follows:

                                    ARTICLE I

                                   DEFINITIONS

    Section 1.1 Defined Terms. As used in this Agreement, the following terms have the following meanings, which apply to both the singular and plural forms of the terms defined:

    "Accounts" means all accounts (as defined in ORS Chapter 79 (or any successor statute)) of Key and the Guarantors.

                  "Adjusted EBITDAR" means, on a consolidated basis, EBITDAR minus (a) cash payments made by Key in respect of income taxes during the period in question, (b) cash dividends or distributions to shareholders of Key or shareholders or members of all or any of the Subsidiaries and any unfinanced redemptions by Key of convertible preferred stock or warrants during the period in question, and (c) unfinanced Capital Expenditures of Key and the Subsidiaries during the period in question.

                  "Advance" and "Advances" have the meanings specified in
         Section 2.1 of this Agreement.

                  "Affiliate" means any Person (a) that directly or indirectly controls, is controlled by, or is under common control with Key; (b) that directly or indirectly owns or holds 5 percent or more of any class of voting stock of Key; or (c) 5 percent or more of the voting stock of which is directly or indirectly owned or held by Key. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

                  "Agreement" means this Credit Agreement, as amended, modified, renewed, restated, or supplemented from time to time.

                  "Borrowing Base" has the meaning specified in Section 2.9 of this Agreement.

                  "Business Day" means a day on which banks are open for business in Portland, Oregon, and Minneapolis, Minnesota.

                  "Capital Expenditures" means, on a consolidated basis, any expenditure by Key (or a Subsidiary) for fixed or capital assets, leasehold improvements, Capital Leases, installment purchases of machinery and equipment, acquisitions of real estate, and other similar expenditures including (a) in the case of a purchase, the entire amount Key (or its Subsidiary) is contractually obligated to pay during the period in question (whether or not paid), (b) in the case of a Capital Lease, the entire implied principal amount Key (or its Subsidiary) is contractually obligated to pay during the period in question (whether or not paid), and (c) expenditures in any construction in progress account of Key (or any Subsidiary).

                  "Capital Lease" means any lease of property (real, personal, or mixed) that in accordance with GAAP should be capitalized on the lessee's balance sheet.

                  "Capital Lease Obligation" means the amount of the liability with respect to a Capital Lease that should be capitalized in accordance with GAAP.

                  "Cash Collateral Account" has the meaning specified in Section
         6.3 of this Agreement.

                  "Collateral" means all of the assets of Key and the Guarantors described in the Security Agreements.

                  "Dating" means the practice of giving credit beyond a stated period by forward dating of an invoice. For example, a buyer otherwise obligated to pay for a purchase within 30 days may be given a postdated invoice bearing a date a month later than the actual date of purchase, which, in effect, means that the buyer now has 60 days in which to make payment.

                  "Default Interest Rate" means the Prime Rate plus 7 percent per annum.

                  "EBITDAR" means, for any period in question, an amount equal to the Net Income of Key and its Subsidiaries for such period, plus the following, to the extent deducted or excluded in computing such Net
         Income: (a) interest expense, (b) income taxes, (c) depreciation, (d) amortization, and (e) rental and lease expense (other than Capital Lease expense) (all as determined on a consolidated basis and in accordance with GAAP). U.S. Bank and Key agree that for purposes of calculating EBITDAR under this Agreement, losses of Key resulting from a write-down of its goodwill shall constitute amortization.

                  "Eligible Accounts Receivable" means all Accounts (net of any deposit made by the account debtor in relation to the goods or services in question) meeting all of the following criteria and in which U.S. Bank has a perfected, first priority security interest:

                  (a) An Account that arose from a bona fide sale of goods by Key (or one of the Guarantors), or as a result of services performed by Key (or one of the Guarantors) under an enforceable contract, provided that such goods have been shipped to the appropriate account debtor (or the sale otherwise has been consummated), and, in the case of services, the services have been performed for the account debtor in question in accordance with the contract or agreement governing such services;

                  (b) An Account as to which the title of Key (or the Guarantor in question) to the Account is absolute and is not subject to any prior assignment, claim, lien, or security interest, other than the security interests created by the Loan Documents;

                  (c) An Account as to which the amount shown on the books of Key (or the Guarantor in question) and on any invoice or statement delivered to U.S. Bank is owing to Key (or the Guarantor in question) and no partial payment has been made thereon, except as reflected on the books of Key (or the Guarantor in question);

                  (d)      An Account to the extent that it is not
                  subject to any reduction, counterclaim, setoff, recoupment, or any present claim for credits, allowances, or adjustment by the account debtor because of returned, inferior, or damaged goods, or unsatisfactory services, or for any other reason, except for customary discounts allowed for prompt payment;

                  (e) An Account as to which the debtor is not an Affiliate of Key or any of the Guarantors;

                  (f) An Account to the extent that it does not result from, include, or constitute late charges, service charges, or interest;

                  (g) An Account that is not more than 90 days old (as measured from the date of invoice);

                  (h) An Account that is not an obligation of an account debtor with more than 15 percent of the total amount of its Accounts payable to Key (or the Guarantor in question) that are more than 90 days old (as measured from the date of invoice);

                  (i)      An Account that does not arise out of a
                  contract with, or order from, an account debtor that by its terms forbids or makes the assignment of that Account to U.S. Bank void or unenforceable;

                  (j) An Account as to which the account debtor is not the United States of America, or any agency, division, unit, instrumentality, or branch thereof;

                  (k) An Account as to which Key (or the Guarantor in question) has not received any note, trade acceptance, draft, or other instrument with respect to the goods or services giving rise to the account (and, if any such instrument or chattel paper is received, Key (or the Guarantor in question) immediately shall notify U.S. Bank and, at U.S. Bank's request, shall endorse or assign (or cause it to be endorsed or assigned) and deliver the same to U.S. Bank);

                  (l) An Account as to which Key (or the Guarantor in question) has not received any notice of the death of the account debtor, or of the dissolution, termination of existence, insolvency, business failure, appointment of a receiver for any part of the property of, assignment for the benefit of creditors by, or the filing of a petition in bankruptcy or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the account debtor (and upon the receipt of any such notice, Key (or the Guarantor in question) immediately shall advise U.S. Bank of the event or occurrence in question);

                  (m) An Account that is payable to Key (or the Guarantor in question) in the United States by an account debtor that resides in, or is organized under the laws of, a state in the United States (provided, however, that Accounts payable by account debtors located outside the United States are Eligible Accounts Receivable if they comply with the other criteria set forth in the definition of that term and either are the subject of credit insurance, or are backed by a letter of credit in form and amount (and provided by an insurer or, in the case of a letter of credit, issued by a bank) satisfactory to U.S. Bank in its reasonable discretion);

                  (n) An Account as to which the account debtor's obligation to Key (or the Guarantor in question) is denominated and payable in United States currency (provided, however, that this condition is not applicable to Accounts from foreign account debtors of the type described in the proviso in subsection (m) immediately above);

                  (o) An Account as to which the amount owed to Key (or the Guarantor in question) does not consist of Retainage;

                  (p) An Account as to which the amount owed to Key (or the Guarantor in question) does not result from, consist of, or include prebillings;

                  (q) An Account as to which the amount owed to Key (or the Guarantor in question) does not result from, consist of, or include progress billings in excess of the amount permitted by the terms of the applicable contract;

                  (r) An Account as to which the amount owed to Key (or the Guarantor in question) does not consist of or include earned but unbilled revenue;

                  (s)      An Account as to which the amount in
                  question does not consist of or include claims by Key (or the Guarantor in question) for work beyond the scope of the original contract with the account debtor for which no change order has been issued and approved by the account debtor in question;

                  (t) An Account that does not arise out of consignment transactions, or a sale or return agreement;

                  (u)      An Account that is not subject to an
                  agreement providing for Dating of the account debtor's obligation to pay for the goods or services in question (unless and to the extent that, notwithstanding the Dating of an Account, the agreement governing such transaction is satisfactory to U.S. Bank in its reasonable discretion and obligates the account debtor to pay for the goods or services by the earlier of (i) 90 days after the sale of the goods (or services), or (ii) 90 days after the date of the invoice with respect to such goods (or services);

                  (v) An Account that is subject to an agreement satisfactory to U.S. Bank in its reasonable discretion providing for Dating of the account debtor's obligation to pay for the goods or services in question that complies with the criteria set forth in the definition of Eligible Accounts Receivable other than subsection (u) immediately above, provided, however, that such an Account shall be an Eligible Account Receivable only for the 90 days preceding the date on which such Account is due and payable by the account debtor;

                  (w) An Account as to which the account debtor's financial condition is acceptable to U.S. Bank in its good faith discretion; and

                  (x)      An Account that is not an Account that U.S.
                  Bank, in its good faith discretion, determines to be ineligible in whole or in part and has notified Key thereof.

         If the total amount owed by any account debtor to Key (or one of the Guarantors) is more than 15 percent of the aggregate amount of Accounts of Key and the Guarantors, U.S. Bank may in its good faith discretion require that amounts in excess of 15 percent of the aggregate amount of Accounts of Key and the Guarantors from such account debtor be excluded from the determination of Eligible Accounts Receivable, and may impose such other limitations on such Accounts as are reasonable.

                  "Eligible Inventory" means all inventory (as defined in ORS Chapter 79 (or any successor statute)) of finished goods of Key and the Guarantors in which U.S. Bank has a perfected, first-priority security interest, except the following:

                  (a)      Work-in-process;

                  (b) Slow-moving, damaged, or obsolete inventory (as determined by U.S. Bank in its reasonable discretion);

                  (c)      All goods that are on consignment;

                  (d) All goods that are leased to or from others by Key or the Guarantors;

                  (e) Inventory with respect to which Key (or one of the Guarantors) has received progress payments, predelivery payments, deposits, or other sums in anticipation of the sale of such inventory (to the extent of such payments, deposits, or other sums);

                  (f) All goods provided to any Person on a demonstration basis, or sold subject to approval after use by the purchaser;

                  (g)      Inventory that Key (or the Guarantor in
                  question) has returned, or intends to return, to the manufacturer or supplier thereof under the terms of the manufacturer's or supplier's warranty agreement or other agreement governing the sale of the goods in question; and

                  (h)      Other inventory that U.S. Bank in its
                  reasonable discretion determines should not be included in the Borrowing Base.

         The value of Eligible Inventory shall be determined in accordance with the lower of cost or market method of determining inventory value.

                  "Eligible Work-in-Progress" means work-in-process of Key or any Guarantor in which U.S. Bank has a perfected, first priority security interest and that is the subject of a purchase order (or other written agreement) between Key (or the Guarantor that owns the work-in process) and the buyer of the goods that is satisfactory to U.S. Bank in its good faith discretion (which satisfaction will be dependent upon, among other things, U.S. Bank's determination that an Eligible Account Receivable will result from Key's completion of the Eligible Work-in-Process).

                  "Environmental Laws" means any and all applicable federal, state, and local environmental, health, or safety statutes, laws, regulations, rules, and ordinances (whether now existing or hereafter enacted or promulgated), and all applicable judicial, administrative, and regulatory decrees, judgments, and orders, including common law rulings and determinations, relating to injury to, or the protection of, human health or the environment, including, without limitation, all requirements pertaining to reporting, licensing, permitting, investigation, remediation, and removal of emissions, discharges, releases, or threatened releases of Hazardous Materials into the environment, or relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of such Hazardous Materials.

     "Event of Default" has the meaning specified in Section 10.1 of this Agreement.

     "Excess Cash Flow" has the meaning specified in Section 3.5 of this Agreement.

     "Existing Loan Agreement" has the meaning specified in Recital A of this Agreement.

     "Existing Notes" has the meaning specified in Recital E of this Agreement.

     "Existing Revolving Note" has the meaning specified in Recital B of this Agreement.

     "Existing Term Notes" has the meaning specified in Recital E of this Agreement.

                  "Fixed Charges" means, on a consolidated basis, for any period, the sum of (a) interest expense of Key and its Subsidiaries for such period, (b) the aggregate amount of all principal payments (other than payments with respect to the Revolving Credit Facility and payments of Excess Cash Flow in excess of the minimum amounts specified in Section 3.5 of this Agreement) made, accrued, or becoming due during such period in respect of any Indebtedness of Key and its Subsidiaries, and (c) rental and lease expense of Key and its Subsidiaries.

                  "GAAP" means the generally accepted accounting principles issued by the American Institute of Certified Public Accountants in effect in the United States at the time of application to the provisions of this Agreement.

                  "Government Approval" means an approval, permit, license, authorization, certificate, or consent of any Governmental Authority.

                  "Governmental Authority" means the government of the United States, or any state or any foreign country or any political subdivision of any thereof, or any branch, department, agency, instrumentality, court, tribunal, or regulatory authority that constitutes a part of or exercises any sovereign power of any of the foregoing.

                  "Guaranties" has the meaning specified in Section 5.2 of this Agreement, and includes any amendments, extensions, modifications, renewals, and restatements thereof.

                  "Guarantors" means Key Technology FSC, Inc., Key Technology Holdings USA LLC, KTH USA, Inc., Suplusco Holdings B.V., Key Technology B.V., Key Technology AMVC LLC, Applied Laser Systems, Inc., and ARC Netherlands B.V., and any Successor or Successors thereof.

                  "Hazardous Material" means any substance (a) the presence of which requires notification, removal, or remediation under any Environmental Law; (b) that is or becomes defined as a "hazardous waste", "hazardous material," or "hazardous substance" under any present or future Environmental Law, or amendments thereto, including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. Section 9601, et seq.) and any applicable local statutes and the regulations promulgated thereunder; (c) that is toxic, explosive, corrosive, flammable, infectious, radioactive, carcinogenic, or otherwise hazardous and that is or becomes regulated pursuant to any Environmental Law; or (d) without limitation, that contains gasoline, diesel fuel, or other petroleum products, asbestos, or polychlorinated biphenyls.

                  "Indebtedness" means (a) all items of indebtedness or liability (except capital surplus, deferred credits, and reserves) that would be included in determining total liabilities as shown on the liability side of a balance sheet as of the date on which indebtedness is determined, (b) indebtedness secured by any Lien, whether or not such indebtedness shall have been assumed, (c) any other indebtedness or liability for borrowed money, or for the deferred purchase price of property or services for which the obligor is directly or contingently liable as obligor, guarantor, or otherwise, or in respect of which the obligor otherwise assures a creditor against loss, and (d) any other obligations of an obligor under a lease that has been (or should be) reflected as a Capital Lease in the obligor's books and records. Key's redemption obligations in respect of its Series B convertible preferred stock do not constitute Indebtedness for purposes of this Agreement.

                  "Key" means Key Technology, Inc., and any Successor thereof.

                  "Letter of Credit" means a stand-by or commercial (or export) letter of credit issued by U.S. Bank for the account of Key pursuant to the terms of this Agreement and the Letter of Credit Reimbursement Agreement.

                  "Letter of Credit Reimbursement Agreement" has the meaning specified in Section 2.7 of this Agreement.

                  "Lien" means any security interest, pledge, mortgage, charge, assignment, hypothecation, encumbrance, attachment, garnishment, execution, or other voluntary or involuntary lien or charge upon (or affecting the revenues of) any real property or personal property.

                  "Loan Documents" means this Agreement, the Notes, the Guaranties, the Security Agreements, and all amendments, extensions, modifications, renewals, and restatements thereof.

                  "Material Adverse Effect" means (a) a material adverse effect on the consolidated business, assets, operations, prospects, or financial condition of Key, (b) a material impairment of Key's ability to pay or perform its obligations under the Loan Documents in accordance with the terms thereof, or (c) a material impairment of the Collateral, U.S. Bank's Liens on the Collateral, or the priority of such Liens.

                  "Net Income" means, for any fiscal period, the net income of Key and its Subsidiaries, on a consolidated basis, for such period, determined in accordance with GAAP, but in any event there shall be excluded or deducted from such net income (a) any gain or loss arising from any write-up of assets, except to the extent inclusion thereof shall be approved in writing by U.S. Bank; (b) any extraordinary or nonrecurring gains; (c) the proceeds of any life insurance policy received during such period; and (d) any reversal of any contingency reserve, except to the extent that provision for such contingency reserve shall have been made from income arising during such period.

                  "Notes" means the Revolving Credit Facility Note and the Term Loan Note, and includes any amendments, extensions, modifications, renewals, and restatements thereof.

                  "Obligations" means all of Key's obligations to U.S. Bank, including, but not limited to, Key's obligations pursuant to the Notes and this Agreement.

                  "Permitted Liens" means, with respect to Key and the Subsidiaries, (a) Liens for taxes, assessments, or other governmental charges or levies not delinquent, or being contested in good faith and by appropriate proceedings and with respect to which proper reserves have been taken by Key (or the Subsidiary in question); (b) deposits or pledges securing obligations under worker's compensation insurance, unemployment insurance, social security, or public liability laws or similar legislation; (c) deposits or pledges securing bids, tenders, contracts (other than contracts for the payment of money), leases, statutory obligations, surety bonds and appeal bonds, and other obligations of like nature arising in the ordinary course of Key's (or the Subsidiary in question) business; (d) judgment Liens that have been stayed or bonded; (e) mechanics', workers', materialmen's or other like Liens arising in the ordinary course of Key's (or the Subsidiary in question) business with respect to obligations that are not due, or that remain payable without penalty, or the validity or amount of which is being contested in good faith by appropriate proceedings upon stay of execution of the enforcement thereof; (f) Liens placed upon fixed assets acquired after the date of this Agreement to secure a portion of the purchase price thereof, provided that any such Lien shall not encumber any other property of Key or the Subsidiaries; and (g) Liens in favor of U.S. Bank; and (h) Liens on assets that are the subject of subordination agreements satisfactory to U.S. Bank in U.S. Bank's reasonable discretion.

                  "Permitted Overadvance" has the meaning specified in Section
         2.9 of this Agreement.

                  "Person" means an individual, sole proprietorship, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority, or other entity of whatever nature.

                  "Prime Rate" means the rate publicly announced by U.S. Bank on the day in question at its principal office as its "prime rate" or "reference rate" of interest. The Prime Rate is not necessarily the lowest rate of interest charged by U.S. Bank and does not necessarily correspond to the rate offered to U.S. Bank's most substantial commercial customer or borrower.

                  "Retainage" means that portion of the purchase price of goods sold or services provided by Key (or one of the Guarantors) that the buyer thereof is not obligated to pay to Key (or the Guarantor in question) until the end of a specified period of time following the satisfactory performance by Key (or the Guarantor in question) under the agreement governing the transaction in question.

                  "Revolving Credit Facility" has the meaning specified in
         Section 2.1 of this Agreement.

                  "Revolving Credit Facility Note" has the meaning specified in
         Section 2.4 of this Agreement, and includes any amendments, extensions, modifications, renewals, and restatements thereof.

                  "Revolving Loan Maturity Date" has the meaning specified in
         Section 2.11 of this Agreement.

                  "Security Agreements" has the meaning specified in Section 5.1 of this Agreement, and includes any amendments, extensions, modifications, renewals, and restatements thereof.

                  "Subsidiary" means, as to Key, the Guarantors and any other corporation of which shares of stock having ordinary voting power to elect a majority of the board of directors, or other managers of such corporation, are at the time owned or controlled, directly or indirectly, by Key (or the management of which corporation otherwise is controlled directly or indirectly by Key).

                  "Successor" means, for any corporation, limited liability company, or banking association, any successor by merger or consolidation, or by acquisition of substantially all of the stock, membership interests, or assets of the predecessor.

                  "Tax" means any tax, assessment, duty, levy, or other charge imposed by any Governmental Authority on any property, revenue, income, or franchise of any Person, and any interest or penalty with respect to any of the foregoing.

                  "Term Loan" has the meaning specified in Section 3.1 of this Agreement.

                  "Term Loan Maturity Date" has the meaning specified in Section
         3.6 of this Agreement.

                  "Term Loan Note" has the meaning specified in Section 3.1 of this Agreement.

                  "U.S. Bank" means U.S. Bank National Association and any Successor or assign thereof.

    Section 1.2 Accounting Terms. Except as otherwise provided in this Agreement, accounting terms that are not defined specifically in this Agreement shall be interpreted and construed in accordance with GAAP and all accounting procedures shall be performed in accordance with GAAP.

    Section 1.3 Rules of Construction. For purposes of this Agreement, the following rules of construction shall apply, unless specifically indicated to the contrary: (a) wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and the plural; (b) the term "or" is not exclusive; (c) the term "including" (or any form of that term) shall not be limiting or exclusive; (d) all references to statutes and related regulations shall include any amendments thereof and any successor statutes and regulations; (e) the words "this Agreement", "herein", "hereof", "hereunder," or other words of similar import refer to this Agreement as a whole, including any schedules, exhibits, and annexes hereto, as the same may be amended, modified, or supplemented; (f) all references in this Agreement to sections, schedules, exhibits, and annexes shall refer to the corresponding sections, schedules, exhibits, and annexes of or to this Agreement; and (g) all references to any instruments or agreements, including references to any of the Loan Documents, shall include any and all amendments, extensions, modifications, renewals, and restatements thereof, to the extent permitted under this Agreement.

    Section 1.4 Incorporation of Recitals. The Recitals to this Agreement hereby are incorporated into and constitute a part of this Agreement.

                                   ARTICLE II

                          THE REVOLVING CREDIT FACILITY

    Section 2.1 The Revolving Credit Facility. Upon satisfaction of the conditions precedent specified in Section 4.1 of this Agreement, and subject to the terms and conditions of this Agreement, U.S. Bank agrees to make loans and advances of credit to Key (each of which loans and advances is referred to in this Agreement as an "Advance," and all of which are referred to in this Agreement collectively as the "Advances"). Funds advanced under the revolving credit facility governed by this Agreement (which credit facility is referred to in this Agreement as the "Revolving Credit Facility") shall be used only for general corporate purposes in the ordinary course of Key's business (which includes loans from Key to the Guarantors in a manner consistent with the historical practices of Key and the Guarantors and includes permitted distributions and dividends identified in Section 9.1 of this Agreement).

    Section 2.2 Maximum Revolving Credit Commitment. The maximum amount of credit that may be outstanding to Key under the Revolving Credit Facility at any time is the lesser of (a) $10,000,000, or (b) the sum of (i) the Borrowing Base at the time in question, and (ii) the Permitted Overadvance (if any) at the time in question. If the amount outstanding with respect to the Revolving Credit Facility at any time exceeds the lesser of the amounts specified in the preceding sentence, Key within three Business Days shall pay U.S. Bank an amount equal to such excess (and Key's failure to make such payment shall constitute an Event of Default).

    Section 2.3 Initial Advance. Upon the effective date of this Agreement, the Revolving Credit Facility shall replace and supersede the operating credit facilities extended by U.S. Bank to Key pursuant to the Existing Loan Agreement. In addition, subject to the limitations of Section 2.2 of this Agreement, on the effective date of this Agreement Key authorizes and directs U.S. Bank to cause an Advance to be made under the Revolving Credit Facility in an amount equal to the difference between the aggregate principal balance owed pursuant to the Existing Notes and $6,500,000. The Advance described in the preceding sentence shall be applied as a payment against the amount owed pursuant to the Existing Notes on the effective date of this Agreement.

    Section 2.4 The Revolving Credit Facility Note. Contemporaneously with the execution of this Agreement, Key shall execute and deliver to U.S. Bank a promissory note in form and content satisfactory to U.S. Bank in its reasonable discretion evidencing Key's obligation to repay amounts advanced pursuant to the Revolving Credit Facility (the "Revolving Credit Facility Note"). Advances with respect to the Revolving Credit Facility shall be evidenced by and repaid in accordance with the Revolving Credit Facility Note and the other Loan Documents.

    Section 2.5 The Revolving Loan Fee. Contemporaneously with the execution of this Agreement, Key shall pay U.S. Bank a fee of $100,000 in consideration of U.S. Bank's commitment to extend the Revolving Credit Facility on the basis set forth in this Agreement.

    Section 2.6 Interest Rate and Payment Terms for the Revolving Note. Amounts advanced by U.S. Bank to Key under the Revolving Credit Facility shall bear interest at the Prime Rate plus 2 percent per annum. Following the occurrence of an Event of Default and during the continuance thereof, U.S. Bank shall be entitled to charge, and Key shall be obligated to pay, interest on the principal balance outstanding under the Revolving Credit Facility Note at the Default Interest Rate. Interest owed by Key pursuant to the Revolving Credit Facility Note shall be calculated on the basis of a 360-day year (as more particularly described in the Revolving Credit Facility Note). Key shall make monthly payments of interest in arrears to U.S. Bank in respect of the Revolving Credit Facility Note commencing on January 31, 2002, and on the last day of each month thereafter until the Revolving Loan Maturity Date (as that term is defined in Section 2.11 of this Agreement).

    Section 2.7 The Letter of Credit Subfacility. Pursuant to the terms of this Agreement and a Letter of Credit Reimbursement Agreement executed by Key in favor of U.S. Bank (the "Letter of Credit Reimbursement Agreement"), U.S. Bank has issued (or agrees to issue) Letters of Credit for the account of Key. The aggregate amount of Letters of Credit issued by U.S. Bank for the account of Key and outstanding at any time shall not exceed $450,000. Each Letter of Credit issued by U.S. Bank pursuant to this Agreement and the Letter of Credit Reimbursement Agreement and outstanding on or after the date of this Agreement shall constitute an Advance under the Revolving Credit Facility. Except as specified in the following sentence, Key may not obtain an Advance in respect of a Letter of Credit with an expiration date beyond the Revolving Loan Maturity Date. Notwithstanding the foregoing, Key may obtain an Advance with respect to a Letter of Credit related to Key's workers' compensation obligations with an expiration date beyond the Revolving Loan Maturity Date provided that on and after the Revolving Loan Maturity Date Key's obligations to U.S. Bank pursuant to any such Letter of Credit are secured by cash deposited by Key with U.S. Bank in an amount of at least 105 percent of the face amount of such Letter of Credit and in which U.S. Bank has a perfected, first priority security interest.

    Section 2.8 Reimbursement Obligation; Letter of Credit Fees. Key hereby agrees that it shall reimburse U.S. Bank in an amount equal to the face amount of each draft drawn under each Letter of Credit in accordance with the terms of such Letter of Credit and the Letter of Credit Reimbursement Agreement. If Key fails to pay U.S. Bank in accordance with the terms of the preceding sentence and the Letter of Credit Reimbursement Agreement, Key shall pay to U.S. Bank on demand interest on all amounts due under such Letter of Credit Reimbursement Agreement at the Default Interest Rate together with the principal amount of the draft. In addition to any other fees set forth in this Agreement, Key shall pay to U.S. Bank on demand, with respect to each Letter of Credit and each draft drawn thereunder, such fees as are quoted by U.S. Bank to Key from time to time, including, without limitation, issuance fees, processing fees, amendment fees, negotiation commissions, and acceptance fees, as applicable (which fees and charges shall not exceed U.S. Bank's ordinary and customary fees for similar transactions). Key hereby acknowledges and agrees that U.S. Bank is entitled (but not obligated) to cause an Advance to be made under the Revolving Credit Facility to pay any amount owed by Key pursuant to the first sentence of this paragraph if Key fails to make such payment in a timely manner.

    Section 2.9 The Borrowing Base and the Temporary Permitted Overadvance. As used in this Agreement, the term "Borrowing Base" means the sum of (a) 75 percent of Eligible Accounts Receivable at the time in question, (b) 50 percent of Eligible Inventory, and (c) 30 percent of Eligible Work-in-Process, provided, however, that the aggregate amount of Advances supported by Eligible Inventory located outside the United States shall not exceed $1,000,000. As used in this Agreement, the term "Permitted Overadvance" means the amount specified below during the time period in question:

                 Applicable Time Period                   Permitted Overadvance

January 1, 2002, through January 31, 2002                           $1,700,000
February 1, 2002, through February 28, 2002                            900,000
March 1, 2002, through March 31, 2002                                  450,000
April 1, 2002, and thereafter                                            -0-

    Section 2.10 Revolving Nature of the Credit Facility. The Revolving Credit Facility is a revolving credit facility. Therefore, subject to the terms of this Agreement, Key may pay, repay, and re-borrow amounts under that credit facility.

    Section 2.11 Maturity Date of the Revolving Credit Facility. On the earlier of (a) November 30, 2002, or (b) acceleration of the Obligations following an Event of Default, if any, under this Agreement, U.S. Bank's commitment to extend credit pursuant to the Revolving Credit Facility shall terminate. The earlier of the dates referred to in the preceding sentence of this Agreement is referred to in this Agreement as the "Revolving Loan Maturity Date." On the Revolving Loan Maturity Date, Key shall be obligated to pay in full the entire balance of principal, interest, and fees owed pursuant to the Revolving Credit Facility Note.

    Section 2.12 Manner of Borrowing. In order to request an Advance under the Revolving Credit Facility, Key shall provide U.S. Bank with a written borrowing request in a form approved by U.S. Bank in its reasonable discretion. Each borrowing request shall identify in reasonable detail the amount of the Borrowing Base (as determined in the weekly borrowing base certificate then in effect) and the amount of the Advance requested by Key. Each borrowing request by Key shall constitute a representation and warranty by Key that as of the date of the request no Event of Default (or no event that with the giving of notice, or the passage of time, or both, would constitute an Event of Default) has occurred and is continuing. U.S. Bank will disburse any Advance to which Key is entitled under this Agreement by crediting the proceeds of the Advance to the operating checking account maintained by Key with U.S. Bank. U.S. Bank shall not be required to make any Advance requested by Key at any time that Key has not timely submitted its weekly Borrowing Base certificate in accordance with
Section 8.9(a) of this Agreement.

    Section 2.13 No Borrowing During Pendency of an Event of Default. Key shall not be entitled to borrow under the Revolving Credit Facility at any time that an Event of Default exists, or at any time that an event has occurred that with the giving of notice, or the passage of time, or both, would constitute an Event of Default, unless such Event of Default has been waived in writing by U.S. Bank.

                                  ARTICLE III

                                  THE TERM LOAN

    Section 3.1 The Term Loan. On the effective date of this Agreement, U.S. Bank shall convert to a new term loan (the "Term Loan") $6,500,000 of the principal amount owed by Key to U.S. Bank in respect of the Existing Notes as of the effective date of this Agreement. Prior to or contemporaneously with the execution of this Agreement, Key shall execute and deliver to U.S. Bank a promissory note in form and content satisfactory to U.S. Bank in its reasonable discretion evidencing Key's repayment obligations in respect of the Term Loan (which note is referred to in this Agreement as the "Term Loan Note"). The Term Loan shall be repaid by Key in accordance with the provisions of the Term Loan Note and this Agreement. At the request of U.S. Bank, Key shall execute two or more promissory notes in the form described in the second preceding sentence in favor of U.S. Bank provided, however, that the combined principal amount of such notes (all of which are Term Loan Notes under this Agreement) shall not exceed the total principal amount of the Term Loan at the time in question.

    Section 3.2 Term Loan Fees. On or before the date of this Agreement, Key shall pay U.S. Bank a fee of $16,250 in respect of the Term Loan. In addition, on December 31, 2002, Key shall pay U.S. Bank a fee in respect of the Term Loan equal to the principal amount of the Term Loan on such date multiplied by
 .001979.

    Section 3.3 Interest Rate for the Term Loan. Key hereby acknowledges and agrees that interest shall accrue (and shall be paid by Key as more particularly specified below and in the Term Loan Note) on the Term Loan at the Prime Rate plus 2 percent per annum. Following the occurrence of an Event of Default and during the continuance thereof, U.S. Bank shall be entitled to charge, and Key shall be obligated to pay, interest on the principal balance outstanding under the Term Loan at the Default Interest Rate. Interest owed by Key pursuant to the Term Loan Note shall be calculated on the basis of a 360-day year (as more particularly described in the Term Loan Note).

    Section 3.4 Repayment Terms of the Term Loan. Key shall make monthly payments of interest in arrears to U.S. Bank in respect of the Term Loan commencing on January 31, 2002, and on the last day of each calendar month thereafter until the Term Loan Maturity Date (as that term is defined in Section
3.6 below). In addition, Key shall make quarterly payments of principal in respect of the Term Loan in the amount of $500,000 on March 31, 2002, and on the last day of each calendar quarter thereafter until the Term Loan Maturity Date.

    Section 3.5 Quarterly Excess Cash Flow Payments. In addition to the other payments Key is required to make under this Agreement and under the Term Loan Note to U.S. Bank, Key shall pay U.S. Bank for application to the Term Loan Note on or before the dates specified below an amount equal to the greater of (a) 50 percent of Excess Cash Flow (as defined below) for the fiscal quarters ending March 31, 2002, and thereafter, or (b) the amount specified below for the fiscal quarters ending March 31, 2002, and thereafter:

   Quarter Ending Date             Minimum Payment              Payment Date

March 31, 2002                     $550,000                  May 1, 2002
June 30, 2002                      $625,000                  August 1, 2002
September 30, 2002                 $370,000                  November 1, 2002
December 31, 2002                       - 0 -                February 1, 2003
March 31, 2003                     $400,000                  May 1, 2003
June 30, 2003                      $625,000                  August 1, 2003

As used in this Agreement, the term "Excess Cash Flow" means, for the period in question, the amount by which Adjusted EBITDAR during such period exceeds 130 percent of the Fixed Charges for such period.

    Section 3.6 Maturity Date of the Term Loan. On the earlier of (a) October 15, 2003, or (b) acceleration of the Obligations following an Event of Default, if any, under this Agreement, the entire balance of principal, interest, and fees owed pursuant to the Term Loan Note shall be due and payable by Key in full. The earlier of the dates referred to in the preceding sentence is the "Term Loan Maturity Date."

                                   ARTICLE IV

                              CONDITIONS OF LENDING

    Section 4.1 Conditions Precedent. U.S. Bank's agreements, obligations, and commitments under this Agreement are subject to fulfillment of all of the following conditions by January 11, 2002:

                  (a) Execution and Delivery of this Agreement, the Revolving Credit Facility Note, and the Term Loan Note. Key shall have executed and delivered to U.S. Bank this Agreement, the Revolving Credit Facility Note, and the Term Loan Note;

                  (b) Payment of Loan Fees. Key shall have paid U.S. Bank $116,250 in respect of the loan fees specified in Sections
                  2.5 and 3.2 of this Agreement;

                  (c) Payment of Attorney Fees. Key shall have paid U.S. Bank for attorney fees incurred by U.S. Bank in connection with the negotiation and preparation of this Agreement and the other Loan Documents (which fees, including fees of U.S. Bank's Dutch counsel, are estimated to be approximately $35,000);

                  (d) Execution and Delivery of the Security Agreements by the Domestic Subsidiaries. Key and the Guarantors organized under the laws of a state in the United States shall have executed and delivered to U.S. Bank the Security Agreements required pursuant to Section 5.1 of this Agreement;

                  (e) Execution and Delivery of the Guaranties by the Domestic Subsidiaries. The Guarantors organized under the laws of a state in the United States shall have executed and delivered to U.S. Bank the Guaranties required pursuant to
                  Section 5.2 of this Agreement;

                  (f) No Defaults. As of the date of this Agreement, no Event of Default exists, and no event that with the giving of notice, or the passage of time, or both, would constitute an Event of Default, shall have occurred and be continuing;

                  (g) Corporate Structure. Key shall have delivered to U.S. Bank information reasonably satisfactory to U.S. Bank with respect to the incorporation (or due organization) and good standing of each of Key and the Guarantors;

                  (h) Legal Opinion. Key shall have delivered to U.S. Bank an opinion addressed to U.S. Bank from counsel to Key as to such matters requested by U.S. Bank in its reasonable discretion; and

                  (i) Other Information. U.S. Bank shall have received such other statements, opinions, certificates, documents, and information with respect to the matters contemplated by this Agreement as U.S. Bank reasonably may request.

If Key satisfies all of the above-referenced conditions by January 11, 2002, this Agreement and U.S. Bank's commitment to extend the Revolving Credit Facility shall become effective and this Agreement shall supersede the Existing Loan Agreement. If Key fails to satisfy any of the above-referenced conditions precedent by January 11, 2002, U.S. Bank shall have no commitment or obligation to extend the Revolving Credit Facility to Key and the parties' rights and obligations shall continue to be governed by the Existing Loan Agreement.

    Section 4.2 Conditions Subsequent. U.S. Bank's agreements, obligations, and commitments under this Agreement are subject to fulfillment of all of the following conditions by the later of January 31, 2002, or ten days after U.S. Bank delivers the following-described documents to Key (or the Guarantor in question):

                  (a) Execution and Delivery of the Security Agreements by the Foreign Subsidiaries. The Guarantors organized under Dutch law shall have executed and delivered to U.S. Bank the Security Agreements required pursuant to Section 5.1 of this Agreement; and

                  (b) Execution and Delivery of the Guaranties by the Foreign Subsidiaries. The Guarantors organized under Dutch law shall have executed and delivered to U.S. Bank the Guaranties required pursuant to Section 5.2 of this Agreement.

If the above-referenced conditions are not timely satisfied, U.S. Bank shall have no commitment or obligation to continue to make Advances to Key under the Revolving Credit Facility.

    Section 4.3 Ongoing Conditions. U.S. Bank's commitment to extend credit to Key pursuant to the Revolving Credit Facility is subject to the conditions that Key's representations and warranties under Article VII of this Agreement continue to be accurate and that no Event of Default exists under this Agreement (and that no event has occurred that with the giving of notice, or the passage of time, or both, would constitute an Event of Default).

                                   ARTICLE V

                 COLLATERAL AND GUARANTIES FOR KEY's OBLIGATIONS

    Section 5.1 The Security Agreements. Contemporaneously with the execution of this Agreement, Key shall execute and deliver to U.S. Bank a security agreement in form and content satisfactory to U.S. Bank in its reasonable discretion granting U.S. Bank a security interest and lien in all of Key's personal property as collateral for the Obligations. In addition, in accordance with Sections 4.1(d) and 4.2(a) of this Agreement, Key shall cause the Guarantors to execute and deliver to U.S. Bank security agreements in form and content satisfactory to U.S. Bank in its reasonable discretion granting U.S. Bank security interests and liens in all of Guarantors' personal property as collateral for the Obligations. The security agreements described in the two preceding sentences are referred to in this Agreement as the "Security Agreements".

    Section 5.2 The Guaranties. In accordance with Sections 4.1(e) and 4.2(b) of this Agreement, the Guarantors shall execute and deliver to U.S. Bank guaranties in form and content satisfactory to U.S. Bank in its reasonable discretion whereby they guarantee unconditionally the payment and performance of the Obligations. The guaranties described in the preceding sentence are referred to in this Agreement as the "Guaranties."

    Section 5.3 Other Documents. Key hereby agrees that until Key satisfies the Obligations in full, Key promptly shall execute and deliver to U.S. Bank (and shall cause the Guarantors to execute and deliver to U.S. Bank) all documents deemed necessary or desirable by U.S. Bank in its reasonable discretion to create, evidence, perfect, or continue U.S. Bank's security interests or liens in the Collateral.

    Section 5.4 Appraisals and Collateral Examinations. Key hereby acknowledges and agrees that U.S. Bank may order such appraisals and conduct such examinations of the Collateral as U.S. Bank deems necessary or desirable in its reasonable discretion and that Key shall pay for such appraisals and collateral examinations (as specified in Section 6.1 of this Agreement). Key understands that U.S. Bank expects to conduct at least two collateral examinations each calendar year.


                                   ARTICLE VI

                            MISCELLANEOUS PROVISIONS

    Section 6.1 Expenses of U.S. Bank. Key shall reimburse U.S. Bank for all reasonable expenses incurred by U.S. Bank in connection with U.S. Bank's banking relationship with Key, including, but not limited to, recording charges, escrow charges, appraisal costs, environmental survey and investigation costs, collateral examination and inspection costs, travel costs, and the reasonable fees and expenses of legal counsel for U.S. Bank (including fees and expenses incurred in connection with the preparation, negotiation, closing, administration, amendment, modification, and enforcement of this Agreement, or the agreement evidenced hereby); the preservation, protection, or disposition of the Collateral (or U.S. Bank's security interests therein); or as required by applicable law, rules, policies, and regulations. Except as specified in Section 4.1(c) of this Agreement, the amounts owed by Key pursuant to the preceding sentence of this Agreement shall be paid by Key in the ordinary course of Key's business after U.S. Bank bills Key for such amounts (or on the Revolving Loan Maturity Date, whichever occurs first).

    Section 6.2 Prohibition on Overdrafts and Unfunded Items. Key hereby agrees that it shall maintain sufficient funds in its accounts with U.S. Bank to cover all items drawn on such accounts (i.e., Key shall not overdraw any account with U.S. Bank). All items presented to U.S. Bank for payment for which there are insufficient funds in the account on which the item is drawn may be dishonored by U.S. Bank in its reasonable discretion without any prior notice to Key. U.S. Bank shall have no obligation to notify Key in advance (i.e., before the item or items in question is or are returned unpaid) that items have been presented on any of Key's accounts that will result in an overdraft if funds are not deposited into the account in question.

    Section 6.3 Cash Collateral Account. On and after the date of this Agreement, Key shall deposit (and shall cause its domestic Subsidiaries to deposit) all payments or other proceeds resulting from the sale or other disposition of all or any part of the Collateral (including accounts receivable) owned by Key (or a domestic Subsidiary) into account no. 1535 9134 4061 maintained by Key with U.S. Bank (the "Cash Collateral Account"). The Cash Collateral Account is not an interest-bearing account. All amounts deposited into the Cash Collateral Account shall be applied to Key's obligations pursuant to the Revolving Credit Facility Note after a one-Business Day hold (or after such other holding period that may be elected by U.S. Bank in its reasonable discretion in accordance with its usual and customary practices).

    Section 6.4 Release of Claims. Key hereby releases and forever discharges U.S. Bank and U.S. Bank's agents, principals, successors, assigns, employees, officers, directors, and attorneys, and each of them, of and from any and all claims, demands, damages, suits, rights, defenses, offsets, or causes of action of every kind and nature that Key has or may have as of the date it executes this Agreement, whether known or unknown, contingent or matured, foreseen or unforeseen, asserted or unasserted, including, but not limited to, all claims for compensatory, general, special, consequential, incidental, and punitive damages, attorney fees, and equitable relief.

                                  ARTICLE VII

                         REPRESENTATIONS AND WARRANTIES

    Key represents and warrants to U.S. Bank as follows:

    Section 7.1 Existence and Power of Key. Key is a corporation duly organized and validly existing under the laws of Oregon and is qualified to do business in each jurisdiction where the conduct of its business or the ownership of its properties requires such qualification, except where the failure to so qualify would not be likely to have a Material Adverse Effect. Furthermore, Key has full power, authority, and legal right to carry on its business as presently conducted, to own and operate its properties and assets, and to execute, deliver, and perform this Agreement, the Notes, and the other Loan Documents.

    Section 7.2 Existence and Power of Key Technology Holdings USA LLC. Key Technology Holdings USA LLC is a limited liability company duly organized and validly existing under the laws of Oregon and is qualified to do business in each jurisdiction where the conduct of its business or the ownership of its properties requires such qualification, except where the failure to so qualify would not be likely to have a Material Adverse Effect. Furthermore, Key Technology Holdings USA LLC has full power, authority, and legal right to carry on its business as presently conducted, to own and operate its properties and assets, and to execute, deliver, and perform the Security Agreement and the Guaranty.

    Section 7.3 Existence and Power of Key Technology FSC, Inc. Key Technology, FSC, Inc., is a corporation duly organized and validly existing under the laws of Guam and is qualified to do business in each jurisdiction where the conduct of its business or the ownership of its properties requires such qualification, except where the failure to so qualify would not be likely to have a Material Adverse Effect. Furthermore, Key Technology FSC, Inc., has full power, authority, and legal right to carry on its business as presently conducted, to own and operate its properties and assets, and to execute, deliver, and perform the Security Agreement and the Guaranty.

    Section 7.4 Existence and Power of Key Technology AMVC LLC. Key Technology AMVC LLC is a limited liability company duly organized and validly existing under the laws of Oregon and is qualified to do business in each jurisdiction where the conduct of its business or the ownership of its properties requires such qualification, except where the failure to so qualify would not be likely to have a Material Adverse Effect. Furthermore, Key Technology AMVC LLC has full power, authority, and legal right to carry on its business as presently conducted, to own and operate its properties and assets, and to execute, deliver, and perform the Security Agreement and the Guaranty.

    Section 7.5 Existence and Power of Applied Laser Systems, Inc. Applied Laser Systems, Inc., is a corporation duly organized and validly existing under the laws of Oregon and is qualified to do business in each jurisdiction where the conduct of its business or the ownership of its properties requires such qualification, except where the failure to so qualify would not be likely to have a Material Adverse Effect. Furthermore, Applied Laser Systems, Inc., has full power, authority, and legal right to carry on its business as presently conducted, to own and operate its properties and assets, and to execute, deliver, and perform the Security Agreement and the Guaranty.

    Section 7.6 Existence and Power of KTH USA, Inc.. KTH USA, Inc., is a corporation duly organized and validly existing under the laws of Oregon and is qualified to do business in each jurisdiction where the conduct of its business or the ownership of its properties requires such qualification, except where the failure to so qualify would not be likely to have a Material Adverse Effect. Furthermore, KTH USA, Inc., has full power, authority, and legal right to carry on its business as presently conducted, to own and operate its properties and assets, and to execute, deliver, and perform the Security Agreement and the Guaranty.

    Section 7.7 Existence and Power of Suplusco Holdings, B.V. Suplusco Holdings, B.V., is a company duly organized and validly existing under the laws of the Netherlands and is qualified to do business in each jurisdiction where the conduct of its business or the ownership of its properties requires such qualification, except where the failure to so qualify would not be likely to have a Material Adverse Effect. Furthermore, Suplusco Holdings, B.V., has full power, authority, and legal right to carry on its business as presently conducted, to own and operate its properties and assets, and to execute, deliver, and perform the Security Agreement and the Guaranty.

    Section 7.8 Existence and Power of Key Technology, B.V. Key Technology, B.V., is a company duly organized and validly existing under the laws of the Netherlands and is qualified to do business in each jurisdiction where the conduct of its business or the ownership of its properties requires such qualification, except where the failure to so qualify would not be likely to have a Material Adverse Effect. Furthermore, Key Technology, B.V., has full power, authority, and legal right to carry on its business as presently conducted, to own and operate its properties and assets, and to execute, deliver, and perform the Security Agreement and the Guaranty.

    Section 7.9 Existence and Power of ARC Netherlands, B.V. ARC Netherlands, B.V., is a company duly organized and validly existing under the laws of the Netherlands and is qualified to do business in each jurisdiction where the conduct of its business or the ownership of its properties requires such qualification, except where the failure to so qualify would not be likely to have a Material Adverse Effect. Furthermore, ARC Netherlands, B.V., has full power, authority, and legal right to carry on its business as presently conducted, to own and operate its properties and assets, and to execute, deliver, and perform the Security Agreement and the Guaranty.


    Section 7.10 Authorization. The execution, delivery, and performance by Key of this Agreement, the Notes, and the other Loan Documents and any borrowing under this Agreement have been duly authorized by all necessary corporate action of Key, do not require any further shareholder approval, or the approval or consent of any trustee or the holders of any Indebtedness of Key, do not contravene any law, regulation, rule, or order binding on Key, or its organizational documents, and do not contravene the provisions of or constitute a default under any indenture, mortgage, contract, or other agreement or instrument to which Key is a party, or by which Key or any of its properties may be bound or affected, except as has been disclosed to U.S. Bank in writing.

    Section 7.11 Government Approvals. No Government Approval or filing or registration with any Governmental Authority is required for the making and performance by Key of this Agreement or any Loan Document, or in connection with any of the transactions contemplated hereby, except those that have been obtained and are in full force and effect. Key has obtained all Governmental Approvals that are necessary or required in connection with the conduct of Key's business.

    Section 7.12 Binding Obligations. This Agreement, the Notes, and the other Loan Documents have been duly executed and delivered by Key and constitute the legal, valid, and binding obligations of Key enforceable against Key and its property in accordance with their respective terms, except as such enforceability may be limited by bankruptcy, insolvency, reorganization, or other similar laws relating to the rights of creditors generally.

    Section 7.13 Litigation. There are no actions, proceedings, investigations, or claims against or affecting Key now pending before any court, arbitrator, or Governmental Authority that if determined adversely to Key would be likely to have a Material Adverse Effect, or that have resulted in, or would be likely to result in, a judgment or order against Key (in excess of insurance coverage) for more than $250,000 in any one case (or $500,000 in the aggregate).

    Section 7.14 Financial Condition. The most recent audited balance sheet of Key that Key provided to U.S. Bank, and the related statements of income and retained earnings of Key for the fiscal year then ended, fairly present the consolidated financial condition of Key and its Subsidiaries as of the date of such statements and the consolidated results of operations of Key for the period then ended, all in accordance with GAAP. Since that date, there has been no material adverse change in the consolidated financial condition or operations of Key, except as has been disclosed to U.S. Bank in writing (including interim financial statements provided by Key since the delivery of Key's most recent audited financial statement to U.S. Bank).

    Section 7.15 Title and Liens. Key has good and marketable title to all of its properties and assets. The Collateral is not subject to any Lien prior to U.S. Bank's security interest in the Collateral.

    Section 7.16 Taxes. Key has filed all tax returns and reports required of Key and has paid all Taxes that are due and payable. The charges and accruals on the books of Key in respect of Taxes for all fiscal periods to date are accurate in all material respects. Taxes not yet due have been provided for as a reserve on the books of Key. There are no claims or assessments against Key by any Governmental Authority with respect to any Taxes, except those (if any) disclosed to U.S. Bank in writing.

    Section 7.17 Other Agreements. Key is not in material breach of or default under any agreement to which Key is a party, or that is binding on Key or any of its assets, whereby such breach would have a Material Adverse Effect.

    Section 7.18 Federal Reserve Regulations. Key is not engaged principally or as one of its important activities in the business of extending credit for the purpose of purchasing or carrying any margin stock (within the meaning of Federal Reserve Regulation U), and no part of the proceeds of any loan from U.S. Bank to Key will be used to purchase or carry any such margin stock or to extend credit to others for the purpose of purchasing or carrying any such margin stock, or for any other purpose that violates the applicable provisions of any Federal Reserve Regulation. If requested to do so by U.S. Bank, Key will furnish to U.S. Bank a statement conforming with the requirements of Regulation U.

    Section 7.19 Compliance with Laws. Key is in compliance in all material respects with all laws, regulations, rules, and orders of Governmental Authorities applicable to Key, or to its operations or property (including, but not limited to, laws governing the use or disposition of Hazardous Materials and the Employee Retirement Income Security Act of 1974 (as amended)), except any thereof whose validity is being contested in good faith by appropriate proceedings upon stay of execution of the enforcement thereof.

    Section 7.20 Representations and Warranties Valid with Respect to the Guarantors. Key hereby represents and warrants that the representations and warranties set forth in this Article VII of this Agreement are true and correct with respect to each of the Guarantors.

    Section 7.21 Continuing Representations. Key hereby acknowledges and agrees that the representations of Key in this Article VII of this Agreement are continuing representations and that each request for an Advance by Key under this Agreement constitutes a reaffirmation by Key that such representations are accurate as of the date of the Advance requested by Key.


                                  ARTICLE VIII

                              AFFIRMATIVE COVENANTS

    Until Key has paid the Obligations in full and U.S. Bank's lending commitment with respect to the Revolving Credit Facility has terminated, Key agrees to do all of the following, unless U.S. Bank otherwise shall consent in writing (which consent shall not be unreasonably withheld):

    Section 8.1 Use of Proceeds. Key shall use funds borrowed under the Revolving Credit Facility only for purposes permitted by Section 2.1 of this Agreement.

    Section 8.2 Payments. Key shall pay the principal of and interest on the Revolving Credit Facility and the Term Loan in accordance with the terms of this Agreement and the Notes and shall pay when due all other amounts payable by Key under this Agreement.

    Section 8.3 Preservation of Existence. Key shall preserve and maintain (and will cause each of the Guarantors to preserve and maintain) its corporate (or limited liability company, as applicable) existence, rights, franchises, and privileges in the jurisdiction of its organization and will qualify and remain qualified as a foreign organization in each jurisdiction where such qualification is necessary or advisable in view of the business and operations of Key (or the Guarantor in question), or the ownership of its properties (or the properties of the Guarantor in question).

    Section 8.4 Visitation Rights. At any reasonable time, and from time to time, Key shall permit U.S. Bank to examine and make copies of and abstracts from Key's and the Guarantors' records and books of account, to visit the properties of Key and the Guarantors, and to discuss the affairs, finances, and accounts of Key and the Guarantors with any of the officers and directors of the Person in question.

    Section 8.5 Keeping of Books and Records. Key shall keep (and shall cause the Guarantors to keep) adequate records and books of account in which complete entries will be made, in accordance with GAAP, reflecting all financial transactions of Key (or the Guarantor in question).

    Section 8.6 Maintenance of Property. Key shall maintain and preserve (and shall cause each of the Guarantors to maintain and preserve) all of its properties in working order and condition, ordinary wear and tear excepted, and shall from time to time make all needed repairs, renewals, or replacements so that the efficiency of such properties shall be fully maintained and preserved.

    Section 8.7 Other Obligations. Key shall pay and discharge (and shall cause each of the Guarantors to pay and discharge) before the same shall become delinquent all material Indebtedness, Taxes, and other material obligations for which Key (or a Guarantor) is liable, or to which its income or property (or the income or property of a Guarantor) is subject, and all material claims for labor and materials or supplies that, if unpaid, might become by law a Lien upon assets of Key, or one of the Guarantors, other than Permitted Liens.

    Section 8.8 Insurance. Key shall keep in force (and shall cause the Guarantors to keep in force) upon all of Key's properties and operations (and all properties and operations of the Guarantors) policies of insurance carried with companies in such amounts and covering all such risks as shall be customary in the industry and reasonably satisfactory to U.S. Bank naming U.S. Bank as loss payee in respect of insurance covering the Collateral. Key on request shall deliver to U.S. Bank certificates of insurance or duplicate policies evidencing such coverage, and shall within 30 days of the date of this Agreement deliver to U.S. Bank a schedule setting forth the amounts and types of insurance then maintained by Key and the Guarantors.

    Section 8.9 Financial Information. Key shall deliver to U.S. Bank the statements, reports, and other information listed below:

                  (a)       Weekly Borrowing Certificate. On or before
                  January 14, 2002, and the first Business Day of each week thereafter, Key shall deliver to U.S. Bank a borrowing certificate in a form satisfactory to U.S. Bank in its reasonable discretion identifying the Borrowing Base as of the preceding Friday (which certificates shall make provision in the case of Eligible Accounts Receivable denominated in a currency other than United States dollars for the exchange rate between such currency and United States dollars at the time in question);

                  (b)       Monthly Financial Statement and Certificate.
                  Within 25 days after the end of each month, the unaudited, consolidated balance sheet and statement of income and retained earnings and statement of cash flow of Key and its Subsidiaries as of the end of such month (and for the period from the start of the fiscal year to the end of such month) accompanied by a certificate of an authorized officer of Key that (a) such unaudited balance sheet and statement of income and retained earnings and statement of cash flow present fairly the consolidated financial position and the results of operations of Key and its Subsidiaries as of the end of and for such month, and (ii) as of the end of such calendar month, no Event of Default, or other event that with the giving of notice, or the passage of time, or both, would become an Event of Default, had occurred and was continuing (or, if an Event of Default existed at such time, identifying the Event of Default);

                  (c)      Monthly Reconciled Borrowing Base
                  Certificate. Within 25 days after the end of each month, a report in a form satisfactory to U.S. Bank in its reasonable discretion describing in reasonable detail the Borrowing Base (and the computation thereof) as of the end of the immediately preceding month, which report shall be reconciled to the corresponding month-end balance sheet of Key;

                  (d)      Monthly Report Regarding Accounts
                  Receivable. Within 25 days after the end of each month, a report with respect to Key's and its Subsidiaries' accounts receivable as of the end of the immediately preceding month, which reports shall include reasonable detail regarding the aging of such accounts receivable, shall identify Accounts denominated in a currency other than United States dollars and the exchange rate used by Key (or a Guarantor) to report such accounts in United States dollars on its books, and otherwise shall be in a form satisfactory to U.S. Bank in its reasonable discretion;

                  (e)     Monthly Report Regarding Inventory. Within
                  25 days after the end of each month, a report with respect to Key's and its Subsidiaries' inventory as of the end of the immediately preceding month, which shall include reasonable detail and shall be in a form satisfactory to U.S. Bank in its reasonable discretion;

                  (f)     Monthly Report Regarding Accounts Payable.
                  Within 25 days after the end of each month, a report with respect to Key's and its Subsidiaries' accounts payable as of the end of the immediately preceding month, which reports shall include reasonable detail regarding the aging of such accounts payable and shall be in a form satisfactory to U.S. Bank in its reasonable discretion;

                  (g)     Quarterly Report Regarding Financial
                  Covenant. Within 30 days after the end of each calendar quarter, a report identifying Key's performance with respect to the financial covenant set forth in Section 8.13 of this Agreement, which report shall be in a form satisfactory to U.S. Bank in its reasonable discretion and shall include reasonable detail regarding the manner in which the financial covenant was calculated;

                  (h) Audited Financial Statement. Within 120 days of each fiscal year end of Key, a copy of an audited financial statement in respect of Key and its Subsidiaries prepared by a certified public accounting firm acceptable to U.S. Bank in its reasonable discretion; and

                  (i) Other Information. All other statements, reports, and information as U.S. Bank reasonably may request concerning the financial condition and business affairs of Key or its Subsidiaries.

    Section 8.10 Notification. Within two Business Days of learning thereof, Key shall give U.S. Bank written notice of the occurrence of any Event of Default or other event that with the giving of notice, or the passage of time, or both, would constitute an Event of Default. Furthermore, promptly after learning thereof, Key shall notify U.S. Bank of (a) the details of any action, proceeding, investigation, or claim against or affecting Key instituted before any court, arbitrator, or Governmental Authority that, if determined adversely to Key would be likely to have a Material Adverse Effect, or to result in a judgment or order against Key (in excess of insurance coverage) for more than $250,000, or, when combined with all other pending or threatened claims, more than $500,000; (b) any material dispute between Key and any Governmental Authority; (c) any labor controversy that has resulted in, or, to Key's knowledge, threatens to result in, a strike that would be likely to have a Material Adverse Affect; and (d) any contract cancellation that would be likely to have a Material Adverse Affect.

    Section 8.11 Notification of Change of Name, Location, or Jurisdiction of Organization. Key shall notify U.S. Bank in writing within five Business Days if (a) Key or any of the Guarantors changes its name or identity in any manner, or (b) Key or any of the Guarantors changes the location of its principal place of business, or the state in which it is organized.

    Section 8.12 Additional Acts. From time to time, Key shall (a) obtain and promptly furnish to U.S. Bank evidence of all Government Approvals that may be required to enable Key to comply with its obligations under this Agreement, or any Loan Document; and (b) execute and deliver all instruments, and perform all other acts as U.S. Bank reasonably may request to carry out the transactions contemplated by this Agreement.

    Section 8.13 Debt Service Coverage Ratio. Key shall not permit the ratio of (a) Adjusted EBITDAR to (b) Fixed Charges to be less than 1.30 to 1.00 for the three-month period ending March 31, 2002, the six-month period ending June 30, 2002, the nine-month period ending September 30, 2002, and the twelve-month periods ending December 31, 2002, and on the last day of each calendar quarter thereafter. The foregoing financial covenant shall be calculated in reasonable detail and presented in the quarterly compliance certificate that Key is required to provide to U.S. Bank pursuant to Section 8.9(g) of this Agreement.

                                   ARTICLE IX

                               NEGATIVE COVENANTS

                  Until Key has paid the Obligations in full and U.S. Bank's lending commitment with respect to the Revolving Credit Facility has terminated, Key agrees that it shall not do any of the following (and shall not allow any of the Guarantors to do any of the following) unless U.S. Bank otherwise shall consent in writing (which consent shall not be withheld unreasonably):

    Section 9.1 Dividends or Distributions. Key shall not make any distribution or declare or pay any dividend or distribution to any shareholder, except for distributions or payments made to redeem Series B convertible preferred stock, or warrants issued in connection with Key's acquisition of AMVC.

    Section 9.2 Liquidation, Merger, or Sale of Assets. Key shall not (a) liquidate, dissolve, or enter into any merger or consolidation; (b) enter into any joint venture, partnership, or other combination, except any operating joint ventures similar to those in which Key previously has engaged in the normal course of its operations; or (c) sell, lease, or dispose of any material portion of its business or assets (except sales of goods in the ordinary course of business).

    Section 9.3 Indebtedness. Key shall not create, incur, or become liable for any Indebtedness except (a) Indebtedness to U.S. Bank, (b) existing Indebtedness as of the date of this Agreement, (c) current accounts payable or accrued expenses incurred by Key in the ordinary course of business, (d) Indebtedness for the deferred purchase price (or for obligations under leases) of real or personal property used by Key in its business and not otherwise prohibited by this Agreement, and (e) Indebtedness incurred in connection with the redemption or refinance of Key's Series B preferred stock, provided, however, that any such Indebtedness in relation to Key's Series B preferred stock shall be subject to underwriting and intercreditor and subordination agreements acceptable to U.S. Bank in its good faith discretion.

    Section 9.4 Guaranties. Key shall not assume, guaranty, endorse, or otherwise become directly or contingently liable for, or obligated to purchase, pay, or provide funds for payment of, any obligation or Indebtedness of any other person, except by endorsement of negotiable instruments for deposit or collection or by similar transactions in the ordinary course of business, and Key's guaranty of the obligations of a Subsidiary in the ordinary course of business.

    Section 9.5 Investments. Key shall not make any loan or advance to any Person, or purchase or otherwise acquire the capital stock, obligations of, or any interest in, any Person, except (a) commercial bank time deposits maturing within one year, (b) marketable general obligations of the United States or a state, or marketable obligations fully guaranteed by the United States, (c) short-term commercial paper, maturing within 270 days after acquisition thereof, with the highest rating of a generally recognized rating service, or (d) investments in mutual funds or similar investments that relate to Key's employee benefit programs.

    Section 9.6 Liens. Key shall not create, assume, or suffer to exist any Liens except (a) Liens disclosed to U.S. Bank in writing prior to the date of this Agreement and approved by U.S. Bank, (b) Liens to secure Indebtedness permitted by Section 9.3(d) of this Agreement for the deferred purchase price of property, but only if they are limited to such property and its proceeds and do not exceed the fair market value thereof, and (c) Permitted Liens.

    Section 9.7 Capital Expenditures. Key and its Subsidiaries shall not make Capital Expenditures (including any related to Capital Leases) in fiscal year 2002 in excess of $750,000 in the aggregate, or in fiscal year 2003 that in the aggregate on a consolidated basis exceed the sum of $2,000,000.

    Section 9.8 Operations. Key shall not engage in any activity or introduce any major product that is substantially different from or unrelated to the present business activities or products of Key, or discontinue any portion of Key's present business activities that constitutes a substantial portion thereof.

    Section 9.9 Loans and Investments. Key shall not make, or contract to make, any loan or advance to any Person, or purchase or otherwise acquire any capital stock, assets, obligations, or other securities of, make any capital contributions to, or otherwise invest in or acquire any interest in any Person, or participate as a partner or joint venturer with any other Person, except for loans to Subsidiaries in accordance with historical practices.

                                   ARTICLE X

                                EVENTS OF DEFAULT

    Section 10.1 Events of Default. The occurrence of any of the following events shall constitute an "Event of Default" under this Agreement:

                  (a) Payment Default. Key shall fail to pay when due any amount of principal or interest owed pursuant to either of the Notes, or any other amount payable by Key under this Agreement, within three Business Days of the date that U.S. Bank notifies Key of such failure;

                  (b) Breach of Warranty. Any representation or warranty made by Key under or in connection with this Agreement or any Loan Document shall prove to have been incorrect in any material respect when made;

                  (c) Breach of Certain Covenants. Key shall fail to have complied with any provision of Sections 8.1, 8.4, 8.8, or 8.13 of this Agreement, any of the provisions of Article IX of this Agreement, or any provision of any Loan Document that specifies that no cure period applies (or where applicable cure periods have expired);

                  (d) Breach of Other Covenants. Key shall fail to perform or observe any other covenant, obligation, or term of this Agreement or any of the Loan Documents (except those governed by part (c) above) and such failure shall remain unremedied for 30 days after written notice thereof shall have been given to Key by U.S. Bank or, if Key fails to give U.S. Bank timely notice of any such occurrence, then 30 days after the occurrence, provided, however, that if such default is of a nature that cannot be cured within 30 days, but is of a kind reasonably susceptible of being cured, an Event of Default shall occur only if Key fails within that 30-day period to commence or pursue curative action and fails thereafter to pursue the cure thereof with reasonable diligence;

                  (e) Material Adverse Effect. Any event that has had or reasonably could be expected to have a Material Adverse Effect; or

                  (f)      Insolvency or Bankruptcy. Key (or any
                  Guarantor) shall admit in writing its inability to pay its debts, or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by Key (or any Guarantor) in any jurisdiction seeking to adjudicate Key (or any Guarantor) bankrupt or insolvent or seeking reorganization, arrangement, adjustment, or composition of Key (or any Guarantor) or its debt under any law relating to bankruptcy, insolvency, or reorganization or relief of debtors, or seeking appointment of a receiver, trustee, or other similar official for Key (or any Guarantor) or for such part of its property as in the opinion of U.S. Bank is a substantial part; or any such proceeding shall be instituted against Key (or any Guarantor) that is not dismissed within 60 days after the institution thereof; or Key (or any Guarantor) shall take any corporate action to authorize any of the actions set forth above in this paragraph (f); or any Governmental Authority shall declare or take any action that operates as a moratorium on the payment of debts of Key (or any Guarantor).

    Section 10.2 Consequences of Default. If any Event of Default shall occur and be continuing, then in any such case and at any time thereafter so long as any such Event of Default shall be continuing, U.S. Bank may at its option immediately terminate its commitment with respect to the Revolving Credit Facility. Furthermore, in the event of an uncured Event of Default, U.S. Bank may at its option declare the principal of and the interest on the Notes and all other sums payable by Key under this Agreement or under the Notes to be immediately due and payable (with interest accruing thereon at the Default Interest Rate), whereupon the same shall become immediately due and payable without protest, presentment, notice, or demand, all of which Key expressly waives.

                                   ARTICLE XI

                          GENERAL TERMS AND CONDITIONS

    Section 11.1 Remedies Cumulative. No failure by U.S. Bank to exercise any right, power, or remedy under this Agreement, or any Loan Document, and no delay by U.S. Bank in exercising any right, power, or remedy under this Agreement or any Loan Document, shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power, or remedy under this Agreement or any Loan Document preclude any other or further exercise thereof, or the exercise of any other right, power, or remedy. The exercise of any right, power, or remedy shall in no event constitute a cure or waiver of any Event of Default under this Agreement or the Notes, or the right of U.S. Bank or the holder of the Notes in the exercise of any right under this Agreement or the Notes, unless, in the exercise of such right, all obligations of Key under this Agreement and the Notes are paid in full. The rights and remedies provided in this Agreement and the Loan Documents are cumulative and not exclusive of any right or remedy provided by law. Time is of the essence and the provisions of this Agreement and the other Loan Documents shall be enforced strictly.

    Section 11.2 Governing Law. This Agreement and the other Loan Documents shall be governed by and construed in accordance with the laws of the state of Oregon, without regard to conflicts of law principles.

    Section 11.3 Consent to Jurisdiction and Venue; Waiver of Immunities. Key hereby irrevocably submits to the jurisdiction and venue of any state or federal court sitting in Portland, Oregon, in any action or proceeding brought to enforce or otherwise arising out of or relating to this Agreement, the Notes, or any other Loan Document. Key irrevocably waives to the fullest extent permitted by law any objection that Key may now or hereafter have to the laying of venue in any such action or proceeding in any such forum, and hereby further irrevocably waives any claim that any such forum is an inconvenient forum. Key agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in any other jurisdiction by suit on the judgment, or in any other manner provided by law. Nothing in this Agreement shall impair the right of U.S. Bank, or the holder of the Notes, to bring any action or proceeding against Key or its property in the courts of any other jurisdiction, and Key irrevocably submits to the nonexclusive jurisdiction of the appropriate courts of the jurisdiction in which Key is incorporated, sitting in any place where property or an office of Key is located.

    Section 11.4 Notices. All notices and other communications provided for in this Agreement shall be in writing and shall be sent (unless otherwise specified) by certified mail, return receipt requested (with postage prepaid), via facsimile transmission or delivered to each party at the following addresses, or at such other address as shall be designated by such party in a written notice to each other party:

         U.S. Bank:                 Suite 810
                                    111 S.W. Fifth Avenue
                                    Portland, Oregon  97204
                                    Attention: Ms. Elizabeth C. Hengeveld

                                    and

                                    Louis G. Henry
                                    Miller Nash LLP
                                    Suite 3500
                                    111 S.W. Fifth Avenue
                                    Portland, Oregon  97204

         Key:                       150 Avery Street
                                    Walla Walla, Washington  99360
                                    Attention:  Mr. Thomas C. Madsen

                                    and

                                    Ronald L. Greenman
                                    Tonkon Torp LLP
                                    Suite 1600
                                    888 S.W. Fifth Avenue
                                    Portland, Oregon  97204

Except as otherwise specified, all such notices and communications if duly given or made shall be effective upon receipt.

    Section 11.5 Assignment. This Agreement shall be binding upon and inure to the benefit of the parties and their respective Successors and assigns. Key may not assign or otherwise transfer all or any part of its rights or obligations under this Agreement without the prior written consent of U.S. Bank, and any such assignment or transfer purported to be made without such consent shall be ineffective. U.S. Bank may at any time assign or otherwise transfer all or any part of its interest under this Agreement, the Notes, and the other Loan Documents (including assignments for security and sales of participations) to any Person and to the extent of such assignment, the assignee shall have the same rights and benefits as if such assignee were U.S. Bank. Key acknowledges and agrees that U.S. Bank may share such information regarding Key with a prospective assignee or transferee of U.S. Bank's interest in the Notes and the other Loan Documents as U.S. Bank reasonably deems appropriate, provided that the prospective assignee or transferee agrees in writing to maintain the confidentiality of such information.

    Section 11.6 Severability. Any provision of this Agreement, the Notes, or any other Loan Document that is prohibited or unenforceable in any jurisdiction shall as to such jurisdiction be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction. To the extent permitted by applicable law, the parties waive any provision of law that renders any provision of this Agreement prohibited or unenforceable in any respect.

    Section 11.7 Waiver of Jury Trial. KEY HEREBY WAIVES ITS RIGHT TO TRIAL BY JURY OF ANY CLAIM KEY HAS OR HEREAFTER MAY HAVE AGAINST U.S. BANK (INCLUDING CROSS-CLAIMS AND COUNTERCLAIMS), INCLUDING, BUT NOT LIMITED TO, ANY CLAIM ARISING UNDER, IN CONNECTION WITH, OR IN RELATION TO THIS AGREEMENT.

    Section 11.8 Entire Agreement. This Agreement, and the other agreements and instruments referred to herein, set forth and constitute the entire agreement between the parties hereto with respect to the loans evidenced by the Notes. No oral promise or agreement of any kind or nature, other than those that have been reduced to writing and have been set forth in this Agreement and in the Loan Documents, has been made between U.S. Bank and Key with respect to the loans evidenced by the Notes.

    Section 11.9 Amendment. This Agreement may be amended or modified only by a written agreement signed by authorized representatives of Key and U.S. Bank that by its terms expressly supersedes, modifies, amends, or alters this Agreement.

    Section 11.10 Interpretation. This Agreement is a negotiated agreement. In the event of any ambiguity in this Agreement, such ambiguity shall not be subject to a rule of contract interpretation that would cause the ambiguity to be construed against either of the parties to this Agreement.

    Section 11.11 Waiver. No waiver of any provision of this Agreement by U.S. Bank, or consent by U.S. Bank to any failure by Key to comply with any provision of this Agreement, shall be effective unless the same shall be in writing and signed by U.S. Bank, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

    Section 11.12 Headings. The headings of the various provisions of this Agreement are for convenience of reference only, do not constitute a part of this Agreement, and shall not affect the meaning or construction of any provision of this Agreement.

    Section 11.13 Construction. In the event of any conflict between the terms, conditions, and provisions of this Agreement and those of any other document referred to in this Agreement, the terms, conditions, and provisions of this Agreement shall control.

    Section 11.14 Statutory Notice. UNDER OREGON LAW, MOST AGREEMENTS, PROMISES, AND COMMITMENTS MADE BY U.S. BANK AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS THAT ARE NOT FOR PERSONAL, FAMILY, OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE, MUST BE IN WRITING, EXPRESS CONSIDERATION, AND BE SIGNED BY U.S. BANK TO BE ENFORCEABLE.


KEY TECHNOLOGY, INC.                U.S. BANK NATIONAL ASSOCIATION


By       /s/ Ted R. Sharp                   By    /s/ Elizabeth C. Hengeveld
     -------------------------------           ---------------------------------
     Name:  Ted R. Sharp                       Elizabeth C. Hengeveld
     Title:    Chief Financial Officer         Vice President

                                 PROMISSORY NOTE
                           (Revolving Credit Facility)


$10,000,000                                                     January 10, 2002


1. The Loan. Pursuant to the terms and conditions of a Credit Agreement of even date herewith (the "Credit Agreement") between U.S. Bank National Association ("U.S. Bank") and Key Technology, Inc. ("Key"), U.S. Bank has agreed to make the Revolving Credit Facility available to Key in an amount not to exceed $10,000,000. Capitalized terms used in this note have the meanings assigned to such terms in the Credit Agreement, unless otherwise specified in this note. This note is the Revolving Credit Facility Note referred to in the Credit Agreement.

2. Obligation to Pay. Key, for value received, hereby promises to pay to the order of U.S. Bank the principal sum of $10,000,000, or such lesser amount as is outstanding under this note, on the terms set forth in this note and the Credit Agreement. In addition, Key hereby promises to pay interest on the unpaid principal amount owed under this note (which shall accrue on and after the date of this note as specified in paragraph 3 below), together with all costs and fees, including reasonable attorney fees, incurred by U.S. Bank in enforcing Key's obligations under this note. Principal hereof and the interest owing under this note are payable to U.S. Bank at Suite 810, 111 S.W. Fifth Avenue, Portland, Oregon 97204. or such other place as U.S. Bank may direct, in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts.

3. Interest Rate. Except as specified in paragraph 9 below, interest shall accrue on the principal amount owed hereunder at the Prime Rate (as defined below) plus 2 percent per annum. As used in this note, the term "Prime Rate" means the rate of interest that U.S. Bank from time to time establishes as its prime rate or reference rate. The Prime Rate is not necessarily the lowest rate of interest that U.S. Bank charges or collects from any borrower, or class of borrowers.

4. Monthly Payments of Interest. On January 31, 2002, Key shall pay U.S. Bank all interest that has accrued on this note and the Existing Revolving Note through January 31, 2002. In addition, on February 28, 2002, and the last day of each month thereafter until Key pays its obligation under this note in full, Key shall pay U.S. Bank all interest that has accrued on the principal balance outstanding under this note through the day in question.

5. Computation of Interest; Application of Payments. All interest owed under this note shall be computed at the applicable rate based on a 360-day year, applied to actual days elapsed. The interest rate on the loan evidenced by this note shall be adjusted concurrently with each change in the Prime Rate. All payments made under this note shall be applied first to any costs, fees, or expenses (including reasonable attorney fees) that Key is obligated to pay under this note or under the Credit Agreement, then to interest, and finally to the principal amount owed under this note.

6. Late Payment Charge. If Key fails to make any payment required under this note within 15 days of the date such payment is due, Key shall be assessed and hereby agrees to pay a late charge of five percent of the payment in question.

7. Maturity of Note. Key's obligations pursuant to this note shall mature upon the earlier of (a) November 30, 2002, or (b) acceleration of the amount owed under this note in accordance with the provisions of paragraph 9 of this note following the occurrence of an Event of Default. At the time this note matures, the entire balance of principal and interest owed under this note shall be due and payable by in full.

8. Prepayment. Key may prepay amounts outstanding under this note at any time, without a prepayment charge. Partial prepayments do not relieve Key of its obligation to make the interest payments specified in paragraph 4 of this note.

9. Default. If an Event of Default occurs, the principal balance of this note thereafter at U.S. Bank's election shall bear interest at the Prime Rate plus 7 percent per annum, initially determined on the date of Key's default and changing thereafter, if and when the Prime Rate changes (which default rate shall remain in effect until the default is cured). Furthermore, if an Event of Default occurs, U.S. Bank without further notice to Key immediately may exercise any or all of its rights under the Credit
     Agreement and applicable law and may declare the entire balance of principal owed pursuant to this note and any accrued interest under this note immediately due and payable in the manner and with the effect provided in the Loan Documents. U.S. Bank's failure to exercise any remedies or rights, or failure immediately to accelerate the debt evidenced by this note, shall not constitute a waiver of U.S. Bank's right to do so at any other time.

10. Costs and Attorney Fees. In case of an Event of Default, U.S. Bank shall have the right, at Key's expense, to consult an attorney or collection agency, to make any demand, enforce any remedy, or otherwise protect its rights under this note and the Loan Documents. Key hereby promises to pay all reasonable costs, fees, and expenses incurred by U.S. Bank in connection with U.S. Bank's efforts to recover the amount owed under this note, including, without limitation, reasonable attorney's fees (whether or not arbitration or litigation has been commenced), arbitration and court costs, collection agency charges, notice expenses and title search expenses, and the failure of Key to pay the same shall, in itself, constitute a further and additional default. In the event that a suit, action, or arbitration is instituted to enforce this note, or any rights under the Loan Documents, the prevailing party shall be entitled to recover, in addition to costs and expenses provided by statute or otherwise, such sums as the court or arbitrator may adjudge reasonable as attorney's fees in such proceeding and on any appeals from any judgment or decree entered therein and the costs and attorney fees for collection of the amount due therein. Key further agrees to pay immediately upon demand all costs and expenses of U.S. Bank including (but not limited to) reasonable attorney's fees: (a) if U.S. Bank seeks to have any or all of the collateral securing the loan evidenced by this note abandoned by any estate in bankruptcy; (b) if U.S. Bank attempts to have any stay or injunction prohibiting the enforcement or collection of this note, or the enforcement of any other Loan Document, lifted by any bankruptcy court or other court; (c) if U.S. Bank participates in any subsequent proceedings or appeals from any order or judgment entered in any such proceeding; (d) if U.S. Bank deems it appropriate to file a proof of claim, or in any other manner participate in any bankruptcy or similar proceedings; or (e) if U.S. Bank retains legal counsel in connection with any amendments or modifications of this note or any other Loan Document requested by Key, or required by or resulting from Key's default under this or under any of the other Loan Documents.

11. Notice. Any notice to be given pursuant to this note shall be given as provided in the Credit Agreement.

12. Strictly Enforceable Agreement. Time is of the essence with respect to Key's obligations under this note. Key agrees that Key has received valuable consideration in respect of the loan evidenced by this note, that Key signs this note as maker and not as surety, and that any and all suretyship defenses hereby are waived. Key for itself and all drawers and endorsers waives presentment, demand for payment, protest, and notice of dishonor of this note.

13. Assignment. U.S. Bank may assign, transfer, or participate its right, title, interest, and obligation in and under this note and the Loan Documents without Key's consent. Key may not assign or transfer Key's rights or obligations under this note or the Loan Documents without U.S. Bank's prior, written consent (which consent may be withheld by U.S. Bank in its sole and absolute discretion).

14. Governing Law. This note is governed by the laws of the state of Oregon, without regard to conflict of laws principles.

15. Consent to Jurisdiction. Key hereby irrevocably submits to the venue and jurisdiction of any state or federal court sitting in Portland, Oregon, in any action or proceeding brought to enforce or otherwise arising out of or relating to this note and irrevocably waives to the fullest extent permitted by law any objection that Key may now or hereafter have to the laying of venue in any such action or proceeding in any such forum, and hereby further irrevocably waives any claim that any such forum is an inconvenient forum. Key agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in any other jurisdiction by suit on the judgment, or in any other manner provided by law. Nothing in this note shall impair the right of U.S. Bank or the holder of this note to bring any action or proceeding against Key or Key's property in the court of any other jurisdiction, and Key irrevocably submits to the non-exclusive jurisdiction of the appropriate courts of the jurisdiction (or jurisdictions) in which Key is incorporated, sitting in any place where property or an office of Key is located.

16. Interpretation. In the event of any conflict between the terms of this note and the terms of the Credit Agreement, the terms of the Credit Agreement shall control.

17. Statutory Notice. UNDER OREGON LAW, MOST AGREEMENTS, PROMISES, AND COMMITMENTS MADE BY U.S. BANK AFTER OCTOBER 3, 1989, CONCERNING CREDITS AND OTHER CREDIT EXTENSIONS THAT ARE NOT FOR PERSONAL, FAMILY, OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE, MUST BE IN WRITING, EXPRESS CONSIDERATION, AND BE SIGNED BY U.S. BANK TO BE ENFORCEABLE.

                                          KEY TECHNOLOGY, INC.

                                            By       /s/ Ted R. Sharp
                                              -------------------------
                                              Name:  Ted. R. Sharp
                                              Title: Chief Financial Officer

                                 PROMISSORY NOTE
                                   (Term Loan)


$6,500,000                                                      January 10, 2002


1. The Loan. Pursuant to the terms and conditions of a Credit Agreement of even date herewith (the "Credit Agreement") between U.S. Bank National Association ("U.S. Bank") and Key Technology, Inc. ("Key"), U.S. Bank has agreed to extend a term loan to Key in the amount of $6,500,000. Capitalized terms used in this note have the meanings assigned to such terms in the Credit Agreement, unless otherwise specified in this note. This is the Term Loan Note referred to in the Credit Agreement.

2. Obligation to Pay. Key, for value received, hereby promises to pay to the order of U.S. Bank the principal sum of $6,500,000, or such lesser amount as is outstanding under this note, on the terms set forth in this note and the Credit Agreement. In addition, Key hereby promises to pay interest on the unpaid principal amount owed under this note (which shall accrue on and after the date of this note as specified in paragraph 3 below), together with all costs and fees, including reasonable attorney fees, incurred by U.S. Bank in enforcing Key's obligations under this note. Principal hereof and the interest owing under this note are payable to U.S. Bank at Suite 810, 111 S.W. Fifth Avenue, Portland, Oregon 97204, or such other place as U.S. Bank may direct, in such coin or currency of the United States of America that at the time of payment shall be legal tender for the payment of public and private debts.

3. Interest Rate. Except as specified in paragraph 11 below, interest shall accrue on the principal amount owed under this note at the Prime Rate plus 2 percent per annum.

4. Monthly Interest Payments. On January 31, 2002, Key shall pay U.S. Bank all interest that has accrued on this note through January 31, 2002, and all accrued unpaid interest on the Existing Term Notes. In addition, on February 28, 2002, and the last day of each month thereafter until the earlier of (a) the Term Loan Maturity Date, or (b) the date Key pays its obligations hereunder in full, Key shall pay U.S. Bank all interest accrued on the Term Loan evidenced hereby through the day in question.

5. Quarterly Principal Payments. On March 31, 2002, and the last day of each calendar quarter thereafter until the earlier of (a) the Term Loan Maturity Date, or (b) the date Key pays its obligations hereunder in full, Key shall pay U.S. Bank $500,000.

6. Quarterly Excess Cash Flow Payments. In addition to the other payments Key is required to make under this note to U.S. Bank, Key shall pay U.S. Bank on or before the dates specified below an amount equal to the greater of
     (a) 50 percent of Excess Cash Flow for the fiscal quarters ending March 31, 2002, and thereafter, or (b) the amount specified below for the fiscal quarters ending March 31, 2002, and thereafter:

              Quarter Ending           Minimum                    Payment
                  Date                 Payment                     Date

             March 31, 2002             $550,000                May 1, 2002
              June 30, 2002             $625,000             August 1, 2002
         September 30, 2002             $370,000           November 1, 2002
          December 31, 2002               - 0 -            February 1, 2003
             March 31, 2003             $400,000                May 1, 2003
              June 30, 2003             $625,000             August 1, 2003

7. Computation of Interest; Application of Payments. All interest owed under this note shall be computed at the applicable rate based on a 360-day year, applied to actual days elapsed. All payments made under this note shall be applied first to any costs, fees, or expenses (including reasonable attorney fees) that Key is obligated to pay under this note or under the Credit Agreement, then to interest, and finally to the principal amount owed under this note.

8. Late Payment Charge. If Key fails to make any payment required under this note within 15 days of the date such payment is due, Key shall be assessed and hereby agrees to pay a late charge of five percent of the payment in question.

9. Maturity of Note. Key's obligations pursuant to this note shall mature upon the earlier of (a) October 15, 2003, or (b) acceleration of the amount owed under this note in accordance with the provisions of paragraph 11 of this note following the occurrence of an Event of Default. At the time this note matures, the entire balance of principal and interest owed under this note shall be due and payable by Key in full.

10. Prepayment. Key may prepay the Term Loan evidenced by this note in whole or in part without any prepayment charge or fee. Key acknowledges and agrees that partial prepayments of the amount owed under this note shall not relieve Key of its obligation to make the payments in the amounts and at the times specified in paragraphs 4, 5, and 6 of this note.

11. Default. If an Event of Default occurs, the principal balance of this note thereafter at U.S. Bank's election shall bear interest at the Default Interest Rate. Furthermore, if an Event of Default occurs, U.S. Bank upon written notice to Key immediately may exercise any or all of its rights under the Credit Agreement and applicable law and may, declare the entire balance of principal owed pursuant to this note and any accrued interest under this note immediately due and payable in the manner and with the effect provided in the Loan Documents. U.S. Bank's failure to exercise any remedies or rights, or failure immediately to accelerate the debt evidenced by this note, shall not constitute a waiver of U.S. Bank's right to do so at any other time.

12. Costs and Attorney Fees. In case of an Event of Default, U.S. Bank shall have the right, at Key's expense, to consult an attorney or collection agency, to make any demand, enforce any remedy, or otherwise protect its rights under this note and the Loan Documents. Key hereby promises to pay all reasonable costs, fees, and expenses incurred by U.S. Bank in connection with U.S. Bank's efforts to recover the amount owed under this note, including, without limitation, reasonable attorney's fees (whether or not arbitration or litigation has been commenced), arbitration and court costs, collection agency charges, notice expenses, and title search expenses, and the failure of Key to pay the same shall, in itself, constitute a further and additional default. If a suit, action, or arbitration is instituted to enforce this note, or any rights under the Loan Documents, the prevailing party shall be entitled to recover, in addition to costs and expenses provided by statute or otherwise, such sums as the court or arbitrator may adjudge reasonable as attorney's fees in such proceeding and on any appeals from any judgment or decree entered therein and the costs and attorney fees for collection of the amount due therein. Key further agrees to pay immediately upon demand all costs and expenses of U.S. Bank including (but not limited to) reasonable attorney's fees if (a) U.S. Bank seeks to have any or all of the property securing the loan evidenced by this note abandoned by any estate in bankruptcy; (b) U.S. Bank attempts to have any stay or injunction prohibiting the enforcement or collection of this note, or the enforcement of any other Loan Document, lifted by any bankruptcy court or other court; (c) U.S. Bank participates in any subsequent proceedings or appeals from any order or judgment entered in any such proceeding; (d) U.S. Bank deems it appropriate to file a proof of claim, or in any other manner participate in any bankruptcy or similar proceedings; or (e) U.S. Bank retains legal counsel in connection with any amendments or modifications of this note or any other Loan Document requested by Key, or required by or resulting from Key's default hereunder or thereunder.

13. Notice. Any notice to be given pursuant to this note shall be given as provided in the Credit Agreement.

14. Strictly Enforceable Agreement. Time is of the essence with respect to Key's obligations under this note. Key agrees that Key has received valuable consideration under this note, that Key signs this note as maker and not as surety, and that any and all suretyship defenses hereby are waived. Key for itself and all drawers and endorsers waives presentment, demand for payment, protest, and notice of dishonor of this note.

15. Assignment. Subject to any restrictions or rights of Key set forth in the Credit Agreement, U.S. Bank may assign, transfer, or participate its right, title, interest, and obligations in and under this note and the Loan Documents without Key's consent. Key may not assign or transfer Key's rights or obligations under this note or the Loan Documents without U.S. Bank's prior, written consent (which consent may be withheld by U.S. Bank in its reasonable discretion).

16. Governing Law. This note is governed by the laws of the state of Oregon, without regard to conflict of laws principles.

17. Consent to Jurisdiction. Key hereby irrevocably submits to the jurisdiction and venue of any state or federal court sitting in Portland, Oregon, in any action or proceeding brought to enforce or otherwise arising out of or relating to this note and irrevocably waives to the fullest extent permitted by law any objection that Key now or hereafter may have to the laying of venue in any such action or proceeding in any such forum, and hereby further irrevocably waives any claim that any such forum is an inconvenient forum. Key agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in any other jurisdiction by suit on the judgment, or in any other manner provided by law. Nothing in this note shall impair the right of U.S. Bank or the holder of this note to bring any action or proceeding against Key or Key's property in the court of any other jurisdiction, and Key irrevocably submits to the non-exclusive jurisdiction of the appropriate courts of the jurisdiction in which Key is organized, sitting in any place where property or an office of Key is located.

18. Interpretation. In the event of any conflict between the terms of this note and the terms of the Credit Agreement, the terms of the Credit Agreement shall control.

19. Statutory Notice. UNDER OREGON LAW, MOST AGREEMENTS, PROMISES, AND COMMITMENTS MADE BY U.S. BANK AFTER OCTOBER 3, 1989, CONCERNING LOANS AND OTHER CREDIT EXTENSIONS THAT ARE NOT FOR PERSONAL, FAMILY, OR HOUSEHOLD PURPOSES OR SECURED SOLELY BY THE BORROWER'S RESIDENCE, MUST BE IN WRITING, EXPRESS CONSIDERATION, AND BE SIGNED BY U.S. BANK TO BE ENFORCEABLE.

                                     KEY TECHNOLOGY, INC.


                                     By   /s/ Ted R. Sharp
                                       -------------------------------------
                                       Name:  Ted. R. Sharp
                                       Title:    Chief Financial Officer