Form 10-Q
period 2002-03-31
KEY TECHNOLOGY INC
filed 2002-05-15
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 2002

                                       or

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

                                 (509) 529-2161
              (Registrant's telephone number, including area code)
                  ---------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

     The number of shares outstanding of the Registrant's common stock, no par value, on April 30, 2002 was 4,761,549 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002
TABLE OF CONTENTS

------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item     1.       Financial statements
                  Condensed unaudited consolidated balance sheets, March 31, 2002 and September 30, 2001.............................................3
                  Condensed unaudited consolidated statements of operations for the three months ended March 31, 2002 and 2001.........................4
                  Condensed unaudited consolidated statements of operations for the six months ended March 31, 2002 and 2001...........................5
                  Condensed unaudited consolidated statements of cash flows for the six months ended March 31, 2002 and 2001......................6
                  Notes to condensed unaudited consolidated financial statements.........7


Item     2........Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................11

Item     3.       Quantitative and Qualitative Disclosures About Market Risk............22


PART II.  OTHER INFORMATION

Item     4.       Submission of Matters to a Vote of Security Holders...................24

Item     6.       Exhibits and Reports on Form 8-K......................................24


SIGNATURES..............................................................................25

EXHIBIT INDEX...........................................................................26


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2002 AND SEPTEMBER 30, 2001

                                                                                 March 31,            September 30,
                                                                                   2002                   2001
                                                                               -------------------------------------
                                                                                           (in thousands)
                                Assets
---------------------------------------------------------
Current assets:
  Cash and cash equivalents                                                         $ 664                  $ 738
  Trade accounts receivable, net                                                   10,526                 13,072
  Inventories:
    Raw materials                                                                   6,893                  6,099
    Work-in-process and sub-assemblies                                              4,960                  6,057
    Finished goods                                                                  2,125                  2,305
                                                                                  -------                -------
      Total inventories                                                            13,978                 14,461
  Other current assets                                                              2,849                  2,708
Assets held for sale                                                                    -                  8,460
                                                                                  -------                -------
Total current assets                                                               28,017                 39,439
Property, plant and equipment, net                                                 10,354                 11,436
Deferred income taxes                                                               5,360                  5,376
Intangibles and other assets, net                                                  18,257                 18,590
                                                                                  -------                -------
    Total                                                                         $61,988                $74,841
                                                                                  =======                =======

                 Liabilities and Shareholders' Equity
---------------------------------------------------------
Current liabilities:
  Short-term borrowings                                                           $     -                $ 2,000
  Accounts payable                                                                  3,048                  5,395
  Accrued payroll liabilities and commissions                                       2,799                  2,533
  Income tax payable                                                                  173                    338
  Other accrued liabilities                                                         2,314                  2,076
  Customers' deposits                                                               2,730                  2,200
  Current portion of long-term debt                                                 7,077                 11,739
  Liabilities held for sale                                                             -                  2,436
                                                                                  -------                -------
Total current liabilities                                                          18,141                 28,717
Long-term debt                                                                      5,808                  6,581
Deferred income taxes                                                                 259                    301
Mandatorily redeemable preferred stock and warrants                                11,972                 13,531
Total shareholders' equity                                                         25,808                 25,711
                                                                                  -------                -------
    Total                                                                         $61,988                $74,841
                                                                                  =======                =======

      See notes to condensed unaudited consolidated financial statements.




KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                     2002                  2001
                                                                               -------------------------------------
                                                                               (in thousands, except per share data)

Net sales                                                                        $ 18,849                $18,359
Cost of sales                                                                      11,337                 12,620
                                                                                  -------                -------
Gross profit                                                                        7,512                  5,739
Operating expenses:
  Selling                                                                           2,763                  3,515
  Research and development                                                          1,062                  1,531
  General and administrative                                                        1,719                  2,000
  Amortization of intangibles                                                         330                    514
                                                                                  -------                -------
Total operating expenses                                                            5,874                  7,560
                                                                                  -------                -------
Earnings (loss) from operations                                                     1,638                 (1,821)
Other expense                                                                        (348)                  (440)
                                                                                  -------                -------
Earnings (loss) from continuing operations                                          1,290                 (2,261)
Income tax expense (benefit)                                                          467                   (860)
                                                                                  -------                -------
Net earnings (loss) from continuing operations                                        823                 (1,401)
Net loss from discontinued operation (net of income tax)                                -                   (419)
                                                                                  -------                -------
Net earnings (loss)                                                                   823                 (1,820)
Accretion of mandatorily redeemable preferred stock                                  (189)                  (234)
                                                                                  -------                -------
Net earnings (loss) available to common shareholders                              $   634                $(2,054)
                                                                                  =======                =======
Net earnings (loss) from continuing operations per share -
  basic and diluted                                                               $  0.13                $ (0.35)
                                                                                  =======                =======
Net loss from discontinued operation per share -
  basic and diluted                                                               $  0.00                $ (0.08)
                                                                                  =======                ========
Earnings (loss) per share - basic and diluted                                     $  0.13                $ (0.43)
                                                                                  =======                ========
Shares used in per share calculations - basic                                       4,758                  4,739
                                                                                  =======                =======

Shares used in per share calculations - diluted                                     4,759                  4,739
                                                                                  =======                =======

      See notes to condensed unaudited consolidated financial statements.


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                     2002                  2001
                                                                               -------------------------------------
                                                                               (in thousands, except per share data)

Net sales                                                                          $ 32,794               $37,126
Cost of sales                                                                        19,837                24,231
                                                                                   --------               -------
Gross profit                                                                         12,957                12,895
Operating expenses:
  Selling                                                                             5,369                 7,210
  Research and development                                                            2,261                 3,072
  General and administrative                                                          3,322                 3,864
  Amortization of intangibles                                                           661                 1,028
                                                                                   --------               -------
Total operating expenses                                                             11,613                15,174
Earnings (loss) from operations                                                       1,344                (2,279)
Other expense                                                                          (613)                 (592)
                                                                                   --------               -------
Earnings (loss) from continuing operations                                              731                (2,871)
Income tax expense (benefit)                                                            231                (1,079)
                                                                                   --------               -------
Net earnings (loss) from continuing operations                                          500                (1,792)
Net earnings (loss) from discontinued operation (net of income tax)                      39                  (318)
                                                                                   --------               -------
Net earnings (loss)                                                                     539                (2,110)
Accretion of mandatorily redeemable preferred stock                                    (393)                 (469)
                                                                                   --------               -------
Net earnings (loss) available to common shareholders                                  $ 146               $(2,579)
                                                                                   ========               =======
Net earnings (loss) from continuing operations per share -
  basic and diluted                                                                  $ 0.02               $ (0.48)
                                                                                   ========               =======

Net earnings (loss) from discontinued operation per share -
  basic and diluted                                                                  $ 0.01               $ (0.06)
                                                                                   ========               =======

Net earning (loss) per share - basic and diluted                                     $ 0.03               $ (0.54)
                                                                                   ========               =======

Shares used in per share calculations - basic                                         4,755                 4,736
                                                                                   ========               =======
Shares used in per share calculations - diluted                                       4,755                 4,736
                                                                                   ========               =======


      See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001



                                                                                    2002                  2001
                                                                               -----------------    ----------------
                                                                                           (in thousands)
Net cash provided by (used in) operating activities                                $ 4,109               $(1,355)

Cash flows from investing activities:
  Cash proceeds from sale of discontinued operation                                  3,577                     -
  Proceeds from sale of property                                                        30                   317
  Additions to property, plant and equipment                                          (213)                 (248)
                                                                                   -------               -------
    Net cash provided by investing activities                                        3,394                    69
                                                                                   -------               -------

Cash flows from financing activities:
  Additions to (repayment of) short-term borrowings                                 (2,000)                2,000
  Additions to long-term debt                                                        6,500                     -
  Repayment of long-term debt                                                      (11,920)               (3,933)
  Proceeds from issuance of common stock                                                25                    41
  Redemption of warrants                                                               (35)               (1,718)
                                                                                   -------               -------
    Net cash used in financing activities                                           (7,430)               (3,610)
                                                                                   -------               -------

Effect of exchange rates on cash                                                        30                    25
Net increase (decrease) in cash and cash equivalents from
  continuing operations                                                                103                (4,871)

Net increase (decrease) in cash and cash equivalents from
  discontinued operation                                                              (177)                  288

Cash and cash equivalents, beginning of the period                                     738                 6,427
                                                                                   -------               -------
Cash and cash equivalents, end of the period                                       $   664               $ 1,844
                                                                                   =======               =======
Supplemental information:
  Cash paid during the period for interest                                         $   565               $ 1,075
  Cash paid (refunded) during the period for income taxes                          $    (8)              $    40
  Equipment obtained through lease financing                                       $     -               $   126
  Accounts payable paid through lease financing                                    $     -               $   856

      See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three- and six-month periods ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2002 and the results of its operations for the three- and six-month periods ended March 31, 2002 and 2001 and its cash flows for the six-month periods ended March 31, 2002 and 2001.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Comprehensive income

     The Company's consolidated comprehensive income (loss) was $727,000 and ($2,047,000) for the three months ended March 31, 2002 and 2001, respectively, and $468,000 and ($2,179,000) for the six months ended March 31, 2002 and 2001, respectively. The differences between the net earnings
     (loss) reported in the consolidated statement of operations and the consolidated comprehensive net income (loss) for the periods consisted of changes in foreign currency translation adjustments.

4.   Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective October 1, 2002 and may be adopted early. The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result of the implementation of this change in accounting method, the Company will report an impairment in fiscal 2002 of some or all of the $4.5 million of

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     goodwill associated with the automated inspection systems reporting unit, with no impairment to the $2.4 million of goodwill associated with the process systems reporting unit. The extent to which goodwill associated with the automated inspection systems reporting unit may be impaired will be determined with the completion of "step two" valuation calculations prior to the end of fiscal 2002. As of September 30, 2001 the Company had approximately $6.9 million of intangible assets which are no longer being amortized. Amortization of these assets was $177,000 and $354,000 in the three and six-month periods ended March 31, 2001, respectively. In addition, amortization of goodwill and other indefinite life intangible assets included in discontinued operations was $49,000 and $99,000 in the three and six-month periods ended March 31, 2001, respectively.

     As required by SFAS No. 142, the results for the prior year's quarter and six-months ended have not been restated. A reconciliation of net loss and loss per share as if SFAS No. 142 had been adopted in the prior periods is presented below. These proforma results do not include the potential impairment of goodwill.


                                                         Three months ended                        Six months ended
                                                           March 31, 2001                           March 31, 2001
                                                           --------------                          --------------

                                                 As                                       As
                                            Previously                                Previously
                                              Reported  Adjustments       Proforma      Reported   Adjustments        Proforma
                                            ------------------------------------------------------------------------------------

Net loss from continuing operations-net
of tax                                         ($1,401)      $140          ($1,261)      ($1,792)       $280             ($1,512)

Net loss from discontinued operation
-net of tax                                      ($419)       $31            ($388)        ($318)        $63               ($255)

Net Loss                                       ($1,820)      $171          ($1,649)      ($2,110)       $343             ($1,767)

Net loss from continuing operations per
share - basic and diluted                       ($0.35)     $0.03           ($0.32)       ($0.48)      $0.06              ($0.42)

Net loss from discontinued operation per
share - basic and diluted                       ($0.08)     $0.00           ($0.08)       ($0.06)      $0.01              ($0.05)

Net loss per share - basic and diluted          ($0.43)     $0.03           ($0.40)       ($0.54)      $0.07              ($0.47)

     As of September 30, 2001 the Company had approximately $10.9 million of intangible assets related to patents and developed technologies with a net book value of approximately $9.1 million; $1.7 million of intangible assets related to purchased customer development with a net book value of approximately $1.6 million; and $900,000 of intangible assets related to purchased trademarks and trade names with a net book value of approximately $700,000. The significant majority of these assets are being amortized over 10 years. Amortization expense for the next five fiscal years is expected to be approximately $1.3 million per year.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


5.   Mandatorily redeemable preferred stock and warrants

     The Company issued 1,340,366 shares of Series B convertible preferred stock ("Series B") and 365,222 warrants in conjunction with the acquisition of Advance Machine Vision Company ("AMVC").

     At March 31, 2002, there were 1,137,404 shares of Series B and 78,402 warrants still outstanding. If all holders were to redeem their preferred stock and warrants at the earliest possible time, the cash requirements would be $784,000 presently and an additional $11.4 million in July 2002. The Company has previously reported that based upon currently anticipated operating results and its current credit facility, it does not anticipate being able to redeem all of the potential redemption obligation of the Series B shares, should all holders elect to place them for redemption at the earliest possible time. As a result, in April the Company offered to exchange one share of Series D Convertible Preferred for each share of Series B. The Series D Preferred will pay a dividend of $0.50 per share per year when and as declared, payable quarterly in arrears, and each share is convertible at any time into 1 1/3 share of Key Technology common stock. In addition, each share of Series D Preferred will be redeemable at the election of the holder for $10.00 in cash in two equal installments in July 2003 and 2004. The Exchange Offer is subject to certain conditions, including a requirement that the Company receive an acceptable number of Series B for exchange. The Exchange Offer will expire at 5:00 p.m., New York City time, on June 14, 2002 unless the Company extends or withdraws the Exchange Offer.

6.   Financing agreements

     The Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4.5 million. The operating line expired November 30, 2001 and the outstanding balance of $2.0 million was repaid. In January 2002, the Company completed the refinancing of its domestic credit accommodation. The refinanced domestic credit accommodation provides for a term loan of $6.5 million and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. As of March 31, 2002 the borrowing base on the revolving credit facility was $9.7 million. The refinanced domestic credit accommodation bears interest at the bank's prime rate plus 2% per annum, is secured by all of the personal property of the Company and its subsidiaries and contains covenants, effective beginning March 31, 2002, which require the maintenance of a defined debt service ratio, and limits capital expenditures. The $6.5 million term loan requires quarterly principal installments of $500,000, the first of which was made as scheduled on March 31, 2002, plus 50% of excess cash flow (as defined in the borrowing agreement), subject to certain minimum payments through October 2003. The $10.0 million credit facility expires in November 2002. The accompanying balance sheets reflect the effect of this refinancing and the new scheduled debt maturities. As of March 31, 2002, borrowings under these facilities were $6.0 million and $3.1 million, respectively. The interest rate was 6.75%.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


7.   Subsequent events

     Subsequent to the end of its fiscal second quarter, the Company completed the sale of its Medford facility, which had a net book value of approximately $3.5 million, for $4.6 million and moved its remaining Medford operations into a small leased portion of the facility. The proceeds of the sale were used to retire the mortgage on the building totaling $2.8 million, requiring an early payment penalty of $516,000, resulting in net cash proceeds from the sale of $972,000 after paying the costs associated with the sale. The lease is for a five year term at approximately $9,600 per month plus shared occupancy costs. The base lease will be accounted for as an operating lease.

8.   Future accounting changes

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

9.   Use of estimates

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:

o acceptance of the Company's Exchange Offer at a sufficient rate to allow the Company to restructure or renew its credit facilities;

o the ability of the Company to successfully access the capital markets to restructure or renew its credit facilities;

o the effect of adverse economic conditions in markets served by the Company and the financial capacity of customers to purchase capital equipment;

o the ability of new products to compete successfully in either existing or new markets;

o increased competition and its effects on our product pricing and customer capital spending;

o    the risks involved in expanding international operations and sales;

o    availability and future costs of materials and other operating expenses;

o risks associated with adverse fluctuations in the foreign currency exchange rates;

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

Critical Accounting Policies and Estimates
------------------------------------------

The Company has identified its critical accounting policies, the application of which have the potential for material effect on the financial statements, either because of the significance of the financial statement item to which they relate, or because they require management judgement to make estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates, which management believes have the most significant effect on the financial statements are set forth below:

o    Revenue recognition

o    Allowances for doubtful accounts and warranties

o    Valuation of inventories

o Long-lived assets and Statement of Financial Accounting Standards ("SFAS) No. 142

o    Accounting for income taxes

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Accordingly, revenue recognition from product sales occurs when the terms of sale transfer title and risk of loss, which occurs either

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


upon shipment or upon receipt by customers. Revenue earned from service is recognized ratably over the contractual period or as the services are performed. If all conditions of revenue recognition are not met, the Company defers revenue recognition.

Allowances for doubtful accounts and warranties. The Company establishes allowances for doubtful accounts and warranties for specifically identified, as well as anticipated, doubtful accounts and warranty claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment and warranty experience. As of March 31, 2002 the balance sheet included allowances for doubtful accounts of $349,000 and of $692,000 for warranties. If the Company experiences actual bad debt and warranty expense different from estimates, or if estimates are adjusted in future periods, the operating results, cash flows and financial position of the Company could be materially adversely affected.

Valuation of inventories. Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis. The Company's inventory includes purchased raw materials, manufactured components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, predicted product lifecycles and current inventory levels. As of March 31, 2002, the Company had inventory reserves of $2.2 million. If actual demand, market conditions or product lifecycles are different from those estimated by management, the Company's operating results, cash flows and financial position could be materially adversely affected.

Long-lived assets and SFAS No. 142. The Company regularly reviews all of its long-lived assets, including property, plant and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future cash flows is less than the carrying amount of assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. As of March 31, 2002, the Company held $21.1 million of property, plant and equipment and other intangible assets, net of depreciation and amortization. Estimates of future cash flows and estimated useful lives associated with the assets are critical to the assessment of fair values. Changes in these estimates could have a material effect on the financial statements in any given period.

The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result of the implementation of this change in accounting method, the Company will report an impairment in fiscal 2002 of some or all of the $4.5 million of goodwill associated with the automated inspection systems reporting unit, with no impairment to the $2.4 million of goodwill associated with the process systems reporting unit. The extent to which goodwill associated with the automated inspection systems reporting unit

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


may be impaired will be determined with the completion of "step two" valuation calculations prior to the end of fiscal 2002. Any resulting write-off of goodwill will be reported as a change in accounting principle, will be reported separately from results of continuing operations, and will include separate earnings per share disclosures.

Accounting for income taxes. The Company's provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgement. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgement is also applied in determining whether the deferred tax assets will be realized in full or in part. In management's judgement, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at March 31, 2002, due to anticipated utilization of all tax deferred tax assets. If the Company's facts or financial results were to change, thereby affecting the likelihood of realizing the deferred tax assets, judgement would have to be applied to determine the amount of the valuation allowance required to be in place on the financial statements established in any given period.


Results of Operations

Sales for the three-month period ended March 31, 2002 totaled $18.8 million, compared with $18.4 million in the same quarter last year. Net earnings from continuing operations for the quarter were $823,000, or $0.13 per diluted share, compared with a net loss from continuing operations of $1.4 million, or $0.35 per diluted share, in the same period a year ago. Net earnings for the quarter were $823,000, or $0.13 per diluted share, compared with a net loss reported for the quarter ended March 31, 2001 of $1.8 million, or $0.43 per diluted share.

Sales for the six months ended March 31, 2002 were $32.8 million compared with $37.1 million for the comparable period in fiscal 2001. The company reported net earnings from continuing operations for the period of $500,000 or $0.02 per diluted share, compared with a net loss from continuing operations of $1.8 million or $0.48 per diluted share, for the corresponding six-month period in fiscal 2001. Net earnings for the six months ended March 31, 2002 were $539,000, or $0.03 per diluted share, compared to a net loss of $2.1 million, or $0.54 per diluted share a year ago. Sales, expenses and operating results for the quarter and six-month periods ended March 2001 exclude the activities of a discontinued operation, Ventek, Inc., the divestiture of which was completed in the quarter ended December 2001. The operating results for the quarter and six-month periods ended March 31, 2002 include decreased amortization expense as a result of the Company's implementation of SFAS No. 142 as described below.


Three Months. Net sales increased approximately $490,000 or 3% in the three-month period ended March 31, 2002 compared to the corresponding period in fiscal 2001. The increase in net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

sales between the two periods resulted principally from increased sales in the automated inspection system product group. A 200% increase in shipments of Tobacco Sorter(TM)3, the Company's tobacco sorting system, was partially offset by decreased sales of the Company's Tegra(R) and Prism(R) sorting systems, and the ADR(R)4, an automated inspection system for frozen french fry processing.

Orders for the second quarter of fiscal 2002 totaled $20.8 million, a decrease of 6% from $22.2 million for the corresponding period in fiscal 2001. Orders for parts and service increased 22% compared to the same quarter of fiscal 2001, but were more than offset by decreases in orders for automated inspection systems and process systems. Orders for the Tegra product line were quite strong compared with the same period of last year, while orders for other automated inspection systems were well off of fiscal 2001 activity. The results in the most recent quarter included a significant increase in orders from the vegetable market, a market that has shown capital spending restraint in previous quarters, orders for the recently introduced Optyx(TM) inspection system, and a significant order for system upgrades from a leading customer in Asia.

The Company's backlog at the close of the March 31, 2002 quarter totaled $17.5 million, a 14% increase from a backlog of $15.3 million at the beginning of the quarter and an 8% increase from a backlog of $16.2 million at the same time last year. Automated inspection systems represented 50% of the total backlog at the more recent quarter-end compared to 45% one year ago, resulting in a more favorable product mix in backlog going into the Company's third quarter.

Gross profit for the second quarter of fiscal 2002 was $7.5 million compared to $5.7 million in the corresponding quarter last year, or 39.9% and 31.3% of net sales, respectively. Gross margins for the quarter were favorably affected by comparatively high shipments of tobacco sorting systems, which carry a higher gross profit margin than other product lines, as well as improvements in margins on Prism. The process systems product lines also garnered higher gross profit margins than in the same quarter last year. Additionally, improvements in utilization of production and service capacity resulted in a 50% decrease in costs associated with under-utilized resources.

Operating expenses were $5.9 million in the three-month period ended March 31, 2002, a 22% decrease compared to $7.6 million for the three-month period ended March 31, 2001. In the more recent period, selling expenses decreased by 21% to $2.8 million, research and development expenses decreased by 31% to $1.1 million and general and administrative expenses decreased 14% to $1.7 million. The Company implemented SFAS No. 142 at the beginning of its fiscal 2002, which reduced goodwill amortization by approximately $177,000 per quarter, the primary contributor to a 36% decrease in amortization when compared with fiscal 2001. The Company continues to experience lower operating expenses as a result of cost reduction programs, which were implemented in prior periods, and expects these expenses to remain at comparable levels for the remainder of the fiscal year.

For the fiscal quarter ended March 31, 2002, other expense totaled $348,000 compared to other expense of $440,000 for the corresponding period in fiscal 2001, due principally to reduced interest expense related to reductions of interest-bearing debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Six Months. Net sales for the six-month period ended March 31, 2002 decreased 12% to $32.8 million from $37.1 million in the comparable period last year. The decrease in net sales for the six-month period over the fiscal 2001 period resulted principally from decreased sales in the automated inspection systems and process system product groups, offset somewhat by increases in parts and service for the comparable six-month periods. Multiple units of the Company's new Optyx sorter were shipped in the first six months of fiscal 2002, with orders for additional units received for shipment in the second half of the Company's fiscal year. Increased sales of tobacco sorters, pharmaceutical sorters and Prisms were more than offset by decreased sales of ADR4 and Tegra during the most recent six-month period. Increased sales of process systems products into North American markets were more than offset by a decrease in that product group in the European market, due to the nonrecurrance of a large sale to a french fry processor during the first six-months of fiscal 2001.

Orders for the six-months ended March 31, 2002 totaled $37.5 million, a decrease of 4% from $39.0 million for the corresponding period in fiscal 2001. Orders for parts and service increased 14% compared to the same period of fiscal 2001, but were more than offset by decreases in orders for automated inspection systems. Orders for the Tegra product line and the recently introduced Optyx inspection system were quite strong compared with the same period last year, while orders for TS3 and ADR4 systems were well off of fiscal 2001 activity.

Even with comparatively lower sales volumes for the six months ended March 31, 2002, gross profit increased to $13.0 million, or 39.5% of net sales, compared to $12.9 million, or 34.7% of net sales, in the six months ended March 31, 2001. Gross profit margin during the six-month period ended March 31, 2002 increased over the corresponding period in 2001 due principally to improvements in utilization of production and service capacity, which resulted in a 53% decrease in costs associated with under-utilized resources. Increased margins provided by the process systems and parts and service product groups were offset by decreases in margins from the automated inspection systems group.

Total European sales for the six-month period ended March 31, 2002 decreased 50% compared to the corresponding period last year. This decrease consisted of a 70% decrease in automated inspection systems manufactured in the United States and a 39% decrease in process systems and parts and service manufactured and supplied from the Company's facility in The Netherlands. International orders received through the first six months of fiscal 2001 represented 40% of total orders, an amount generally consistent with levels in prior years.

Total operating expenses decreased by $3.6 million to $11.6 million in the six-month period ended March 31, 2002 from $15.2 million in the comparable period in the previous fiscal year. In the more recent period, selling expenses decreased by 26% to $5.4 million, research and development expenses decreased by 26% to $2.3 million and general and administrative expenses decreased 14% to $3.3 million. The Company implemented SFAS No. 142 at the beginning of its fiscal 2002, which reduced the goodwill amortization for the six-month period by approximately $354,000, the primary contributor to a 36% decrease in amortization when

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

compared with the same period in fiscal 2001. The decrease in each area of operating expenses is the result of cost reduction programs, which were implemented in prior periods. These expenses are expected to remain at comparable levels for the remainder of the fiscal year.

For the six-month period ended March 31, 2002, other expense was $613,000 compared to other expense of $592,000 for the corresponding period in fiscal 2001. Decreased interest expense, resulting from decreased interest-bearing debt in the most recent period, was more than offset by decreased foreign currency exchange income and the write-off of unamortized loan costs when the Company refinanced its credit facilities early in its second quarter of fiscal 2002.

The Company reported income from continuing operations of $500,000 for the six months ended March 31, 2002 compared to a loss from continuing operations of $1.8 million for the six months ended March 31, 2001, principally due to the improvements in gross profit margin and decreases in operating expenses. As a result, the Company realized a net income of $539,000, or 1.6% of net sales, for the six months ended March 31, 2002 compared with a net loss of $2.1 million, or 5.7% of net sales, for the corresponding period last year.

Management's diligent focus on reduced operating expenses and manufacturing execution allowed the Company to return to profitability in the second quarter. With solid overall performance during the first six months of the fiscal year, supported by a favorable backlog level and product mix moving into the balance of the fiscal year, the Company anticipates continued profitability in the third and fourth quarters, even though it anticipates no growth in top-line revenues in fiscal 2002 over fiscal 2001.

From time to time in the normal course of business, the Company is party to litigation concerning patent infringement or employment issues, either as claimant or defendant. At March 31, 2002 the Company is not a party to any intellectual property legal proceeding or contingency. However, a claim has been filed against the Company's European subsidiary relative to an employment contract termination. In management's opinion, the claim is without merit and, if necessary, could be settled at an amount that would not materially adversely affect the Company's operating results, cash flows and financial position.

The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result of the implementation of this change in accounting method, the Company will report an impairment in fiscal 2002 of some or all of the $4.5 million of goodwill associated with the automated inspection systems reporting unit, with no impairment to the $2.4 million of goodwill associated with the process systems reporting unit. The extent to which goodwill associated with the automated inspection systems reporting unit may be impaired will be determined with the completion of "step two" valuation calculations

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


prior to the end of fiscal 2002. As of September 30, 2001 the Company had approximately $6.9 million of intangible assets which are no longer being amortized. Amortization of these assets was $177,000 and $354,000 in the three and six-month periods ended March 31, 2001, respectively. In addition, amortization of goodwill and other indefinite life intangible assets included in discontinued operations was $49,000 and $99,000 in the three and six-month periods ended March 31, 2001, respectively.

As required by SFAS No. 142, the results for the prior year's quarter and six-months ended have not been restated. A reconciliation of net loss and loss per share as if SFAS No. 142 had been adopted in the prior periods is presented below. These amounts do not include the potential impairment of goodwill.





                                                         Three months ended                            Six months ended
                                                           March 31, 2001                               March 31, 2001
                                                           --------------                               --------------

                                            As Previously                                As Previously
                                              Reported       Adjustments     Proforma       Reported     Adjustments      Proforma
                                            ----------------------------------------------------------------------------------------
Net loss from continuing operations-net
of tax                                        ($1,401)          $140        ($1,261)       ($1,792)         $280          ($1,512)

Net loss from discontinued operation-
net of tax                                      ($419)           $31          ($388)         ($318)          $63            ($255)

Net Loss                                      ($1,820)          $171        ($1,649)       ($2,110)         $343          ($1,767)

Net loss from continuing operations per
share - basic and diluted                      ($0.35)         $0.03         ($0.32)        ($0.48)        $0.06           ($0.42)

Net loss from discontinued operation
per share - basic and diluted                  ($0.08)         $0.00         ($0.08)        ($0.06)        $0.01           ($0.05)

Net loss per share - basic and diluted         ($0.43)         $0.03         ($0.40)        ($0.54)        $0.07           ($0.47)





As of September 30, 2001 the Company had approximately $10.9 million of intangible assets related to patents and developed technologies with a net book value of approximately $9.1 million; $1.7 million of intangible assets related to purchased customer development with a net book value of approximately $1.6 million; and $900,000 of intangible assets related to purchased trademarks and trade names with a net book value of approximately $700,000. The significant majority of these assets are being amortized over 10 years. Amortization expense for the next five fiscal years is expected to be approximately $1.3 million per year.

Liquidity and Capital Resources

For the six-month period ended March 31, 2002, net cash provided by operating activities totaled $4.1 million compared with net cash used in operating activities of $1.4 million in the corresponding period of the prior fiscal year. During the most recent six-month period, net earnings, net of non-cash charges, primarily depreciation and amortization, contributed cash of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

$2.9 million from operating activities. Cash from operations was also provided by a decrease in trade accounts receivable of $2.8 million, a decrease in inventories of $350,000, an increase in customer deposits of $559,000 and an increase in accrued payroll and other accrued liabilities of $443,000, which changes were offset by cash used to increase prepaid expenses and other assets by $375,000, decrease trade accounts payable by $2.4 million and decrease income taxes payable by $151,000.

Cash flows from investing activities included cash proceeds from the sale of Ventek and other property of $3.6 million during the six months ended March 31, 2002. Net cash proceeds during the six months ended March 31, 2001 included $317,000 from the sale of property. Net cash resources totaling $213,000 were also used to fund the acquisition of capital goods in the most recent six-month period compared to $248,000 in the corresponding period last year. At March 31, 2002, the Company had commitments totaling approximately $200,000 for capital expenditures related to leasehold improvements to the portion of its Medford facility that would be occupied by the Medford staff after the sale of that facility on April 4, 2002.

The Company's cash flows from financing activities for the six months ended March 31, 2002 were principally affected by the repayment of short-term borrowings of $2.0 million and repayment of long-term debt of $5.4 million, and redemption of $35,000 of warrants that were issued as part of the acquisition of AMVC. In the corresponding period in fiscal 2001, the Company added $2.0 million of short-term borrowings, repaid long-term debt totaling $3.9 million, and redeemed $1.7 million of warrants. Proceeds from the issuance of common stock during the first six-months of fiscal 2002 under the Company's employee stock option and stock purchase plans totaled $25,000 compared to $41,000 in the corresponding period last year.

During the six-month period ended March 31, 2002, working capital decreased by $846,000 to $9.9 million. At the end of the period, the balance of cash and cash equivalents totaled $664,000, a $74,000 decrease compared to the balance at the beginning of the period, resulting from the Company's operating, investing and financing activities during the period. Trade accounts receivable decreased by $2.5 million principally as a result of improved collections of aged accounts. Inventories decreased by $483,000 principally as a result of decreases in work in process and finished goods inventories, partially offset by increases in raw materials inventories. Assets held for sale decreased by $8.5 million as a result of the sale of Ventek, Inc. Current liabilities decreased by a net amount of $10.6 million during the quarter, including decreases of $6.7 million in short term borrowings and debt, $2.3 million in accounts payable and $2.4 million in liabilities held for sale, the latter as a result of the sale of Ventek, Inc. The decreases in these current liabilities were partially offset by an increase in customers' deposits, accrued payroll and other current liabilities of $1.0 million.

Through the first quarter of fiscal 2002, the Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4.5 million. The operating line expired November 30, 2001 and the outstanding balance of $2.0 million was repaid. In January 2002, the Company completed the refinancing of its domestic credit accommodation. The refinanced domestic credit accommodation provides for a term loan of $6.5 million, and a revolving credit facility of up to the lesser of $10.0 million or the available

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. As of March 31, 2002 the borrowing base on the revolving credit facility was $9.7 million. The refinanced domestic credit accommodation bears interest at the bank's prime rate plus 2% per annum, is secured by all of the personal property of the Company and its subsidiaries, contains covenants, effective beginning March 31, 2002, which require the maintenance of a defined debt service ratio, and limits capital expenditures. At March 31, 2002, the Company was in compliance with the covenants of the credit facility. The $6.5 million term loan requires quarterly principal installments of $500,000, the first of which was made as scheduled on March 31, 2002 plus 50% of excess cash flow (as defined in the borrowing agreement), subject to certain minimum payments through October 2003. The additional principal reduction required under the calculation of excess cash flow totaled $576,000, which was paid on schedule subsequent to the close of the period. The $10.0 million credit facility expires in November 2002. At that time, the Company will need to renew or refinance this facility. As of March 31, 2002, borrowings under these facilities were $6.0 million and $3.1 million, respectively. If the Exchange Offer described below is successful, the Company anticipates generating sufficient cash flow from operations to meet all known principal and interest payments on existing debt through fiscal 2002.

Cash contributed from operations of $4.1 million and cash provided from the sale of Ventek in November of $3.6 million was used primarily to reduce debt by $7.4 million during the six months ended March 31, 2002. Additionally, the cancellation of $2.0 million of redemption value of the Series B Preferred Stock as part of the Ventek sale contributed to the Company's improved balance sheet during the most recent six-month period.

Subsequent to the end of its fiscal second quarter, the Company completed the sale of its Medford facility, which had a net book value of approximately $3.5 million, for $4.6 million and moved its remaining Medford operations into a small leased portion of the facility. The proceeds of the sale were used to retire the mortgage on the building totaling $2.8 million, requiring an early payment penalty of $516,000, resulting in net cash proceeds from the sale of $972,000 after paying the costs associated with the sale. The lease is for a five year term at approximately $9,600 per month plus shared occupancy costs. The base lease will be accounted for as an operating lease.

In connection with the acquisition of AMVC in fiscal 2000, the Company issued Series B Convertible Preferred stock and warrants, both of which carry conversion or redemption privileges. A complete description of these instruments is contained in the Company's Registration Statement on Form S-4, Post-Effective Amendment No. 1, filed March 23, 2001. A brief description of the securities outstanding at March 31, 2002 is as follows:

o Outstanding Series B Convertible Preferred stock at March 31, 2002 totaled 1,137,404 shares. Each share is convertible at the election of the holder at any time for 2/3 of a share of the Company's common stock, or is redeemable at the election of the holder for a three-year period beginning July 12, 2002 for $10.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

o Outstanding warrants at March 31, 2002 totaled 78,402. Each whole warrant entitles the holder to purchase one share of the Company's common stock for $15.00 or is redeemable by the holder at any time prior to expiration for $10.00.

If all holders were to redeem their warrants and preferred stock at the earliest possible time, the cash requirements would be $784,000 presently and an additional $11.4 million in July 2002.

Management believes that the Company's significantly improved balance sheet in the last two quarters and its solid second quarter performance confirms that its restructuring and other cost reduction efforts are producing positive and measurable results. However, based upon anticipated operating results and its current credit facility, the Company does not anticipate being able to pay 100% of the potential redemption obligation should all Series B holders tender their stock for redemption at the earliest possible time. As a result, the Company has commenced an offer to exchange one share of a newly authorized Series D Convertible Preferred for each outstanding share of Series B Convertible Preferred.

The new Series D Preferred will accrue a cumulative dividend of $0.50 per share per year, payable quarterly when and as declared; is convertible at any time into 1 1/3 shares of Key Technology common stock for each share of Series D Preferred; and will allow the holder to request redemption of up to 50% of their Series D Preferred stock for $10.00 per share in cash after July 12, 2003, and another 50% after July 12, 2004.

The success of the Exchange Offer is important to the Company. If any of the conditions of the Exchange Offer are not met, the Company expects that it will delay payment for any Series B Preferred submitted to it for redemption until it has been able to structure and implement an acceptable financial plan with its current or alternative lenders. Structuring and implementing such a plan, if achievable based on then existing circumstances, could take an extended period of time. Any inability to satisfy such Series B Preferred redemption obligations may cause the Company to be unable to continue to operate its business in the normal course. If any of the conditions of the Exchange Offer are not met, the Company reserves the right to amend the terms of and extend the Exchange Offer or to reject all tendered shares and to explore other solutions that may include reducing or delaying capital expenditures, selling assets, restructuring or refinancing present debt, seeking additional subordinated debt or equity capital or reorganizing its obligations. There is no assurance that the Company will be successful in any of these efforts.

The terms of the Exchange Offer are contained in offering documents that were filed with the SEC on April 25, 2002 and mailed to all Series B holders on or about April 30, 2002. The Exchange Offer will expire at 5:00 p.m., New York City time, on June 14, 2002, unless the Company extends the Exchange Offer. The Exchange Offer filing is also available through the Company's website at www.keyww.com/investor.cfm.

The Company's continuing contractual obligations and commercial commitments existing on March 31, 2002 are as follows:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                   Payments due by period (in Thousands)

Contractual Obligations                      Total       Less than 1 year      1-3 years         4-5 years       After 5 years
------------------------------------------------------------------------------------------------------------------------------




Long-term debt *                             $ 9,388         $ 6,744           $ 2,533             $ 111               $ -

Capital lease obligations                        661             281               324                56                 -

Operating leases                              10,988           1,019             2,452             2,545             4,972

Unconditional purchase obligations               200             200                 -                 -                 -

Warrant redemption obligations                   784             784                 -                 -                 -

Series B redemption obligations               11,374          11,374                 -                 -                 -
                                           -----------------------------------------------------------------------------------

Total contractual cash obligations           $33,395         $20,402           $ 5,309           $ 2,712           $ 4,972
                                           -----------------------------------------------------------------------------------


  * Includes the revolving credit line, term loan and mortgage payments on the Company's owned facility in Europe. Does not include the $2.8 million mortgage and associated payments which were paid in full subsequent to the close of the March 31, 2002 period upon the sale of the Company's manufacturing facility located in Medford, Oregon.




(In Thousands)                                                 Amount of commitment expiration by period

Other commercial                          Total amounts        Less than                                           After
commitments                               committed            1 year          1-3 years         4-5 years        5 years





Revolving line of  credit **                 $10,000           $10,000             $ -               $ -               $ -


Letters of credit                                100               100               -                 -                 -


Standby letters of credit                        571               571               -                 -                 -


Total contractual cash obligations           $10,671           $10,671             $ -               $ -               $ -



  ** Balance of this revolving line of credit at March 31, 2002 was $3.1 million, payment of which is included in the payments due schedule above.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

--------------------------------------------------------------------------------

Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the relative strength of the U.S. Dollar against the Euro.

The terms of sales to European customers by Key Technology B.V., the Company's European subsidiary, are typically denominated in either Euros, U.S. Dollars, or to a far lesser extent, the respective currencies of its European customers. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue to be denominated in U.S. dollars. For sales transactions between the Company's domestic operations and international customers, including European customers, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At March 31, 2002, the Company was not a party to any significant currency hedging transaction. As of March 31, 2002, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $102,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

During the six-month period ended March 31, 2002, the Euro lost nearly 5% of its value against the U.S. dollar. The effect of the weaker Euro on the operations and financial results of the Company were:

o Unfavorable translation adjustments of $71,000, net of income tax, were recognized as a component of comprehensive income or loss during the six-months ended March 31, 2002 as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

o Foreign currency transaction losses of $16,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of Euro denominated receivables and cash carried on the balance sheet of the U.S. operations.

o Foreign currency transaction losses of $15,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of other non-functional currency receivables and cash carried on the balance sheet of the European operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

--------------------------------------------------------------------------------

During the quarter ended March 31, 2002, the Company entered into a new credit accommodation with a domestic bank. Under this new facility the Company may borrow at the lender's prime rate plus 200 basis points. At March 31, 2002, the Company had $9.1 million of borrowings carrying variable interest rates. During the quarter then ended, interest on the credit facility was 6.75%. Currently, the rate is 6.75%. As of March 31, 2002 management estimates that a 100 basis point change in the interest rate would affect net income before taxes by approximately $91,000 on an annual basis.

Part II.  OTHER INFORMATION

Item     4.       Submission of Matters to a Vote of Security Holders.

         The Company held its Annual Meeting of Shareholders on February 20, 2002. Voting shareholders took the following actions at the meeting:

         1. The shareholders voted to elect the following nominees to the Company's Board of Directors:

                                             Votes                 Votes
                                              For                 Withheld
                                       -----------------    -------------------
         Thomas C. Madsen                    4,720,635               549,966
         Gordon Wicher                       4,929,256               341,345

         There were no broker non-votes.

         Other directors whose terms of office as a director continued after the meeting are as follows:

                      Harold R. Frank
                      Michael L. Shannon
                      John E. Pelo
                      Peter H. Van Oppen


         2. The shareholders voted to ratify management's appointment of independent auditors for fiscal 2002 by the affirmative vote of 5,121,465 shares, with 142,573 shares voting against the proposal and 6,563 shares abstaining. There were no broker non-votes.


Item     6.       Exhibits and Reports on Form 8-K.

                  (a)   (3.2)   Restated Bylaws, dated as of February 7, 2001

(3)      Reports on Form 8-K

                  No Current Reports on Form 8-K were filed during the three months ended March 31, 2002.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KEY TECHNOLOGY, INC.
                                                    (Registrant)


Date: May 15, 2002                   By  /s/ Thomas C. Madsen
                                         ---------------------------------------
                                     Thomas C. Madsen,
                                     Chairman and Chief Executive Officer



Date: May 15, 2002                   By  /s/ Ted R. Sharp
                                         ---------------------------------------
                                     Ted R. Sharp,
                                     Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2002

--------------------------------------------------------------------------------


EXHIBIT INDEX

Exhibit                                                                   Page
-------                                                                   ----

 3.2    Restated Bylaws, dated February 7, 2001 . . . . . . . . . . . . . .26