Form 10-Q
period 2002-06-30
KEY TECHNOLOGY INC
filed 2002-08-14
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2002

                                       or

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     The number of shares outstanding of the Registrant's common stock, no par value, on July 31, 2002 was 4,764,893 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2002
TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item   1. Financial statements
          Condensed unaudited consolidated balance sheets, June 30, 2002 and September 30, 2001.........................................3
          Condensed unaudited consolidated statements of operations for the three months ended June 30, 2002 and 2001......................4
          Condensed unaudited consolidated statements of operations for the nine months ended June 30, 2002 and 2001.......................6
          Condensed unaudited consolidated statements of cash flows for the nine months ended June 30, 2002 and 2001..................8
          Notes to condensed unaudited consolidated financial statements......9


Item   2  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................15

Item   3. Quantitative and Qualitative Disclosures About Market Risk.........28


PART II.  OTHER INFORMATION

Item   6. Exhibits and Reports on Form 8-K...................................30


SIGNATURES...................................................................31

EXHIBIT INDEX................................................................32




KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND SEPTEMBER 30, 2001

--------------------------------------------------------------------------------

                                                          June 30, September 30,
                                                            2002      2001
                                                         --------  ------------
                                                            (in thousands)
                                 Assets
----------------------------------------------------------
Current assets:
Cash and cash equivalents                                 $ 1,818     $ 738
Trade accounts receivable, net                             10,286    13,072
Inventories:
Raw materials                                               6,760     6,099
Work-in-process and sub-assemblies                          6,195     6,057
Finished goods                                              2,320     2,305
                                                          -------   -------
Total inventories                                          15,275    14,461
Other current assets                                        3,122     2,708
Assets held for sale                                            -     8,460
                                                          -------   -------
Total current assets                                       30,501    39,439
Property, plant and equipment, net                          6,857    11,436
Deferred income taxes                                       3,780     5,376
Intangibles and other assets, net                          13,580    18,590
                                                          -------   -------
Total                                                     $54,718   $74,841
                                                          =======   =======

                  Liabilities and Shareholders' Equity
---------------------------------------------------------
Current liabilities:
Short-term borrowings                                    $      -   $ 2,000
Accounts payable                                            3,206     5,395
Accrued payroll liabilities and commissions                 2,992     2,533
Income tax payable                                            267       338
Other accrued liabilities                                   2,889     2,076
Customers' deposits                                         2,790     2,200
Current portion of long-term debt                           5,529    11,739
Liabilities held for sale                                       -     2,436
                                                          -------   -------
Total current liabilities                                  17,673    28,717
Long-term debt                                              1,450     6,581
Deferred income taxes                                         249       301
Mandatorily redeemable preferred stock and warrants        12,118    13,531
Total shareholders' equity                                 23,228    25,711
                                                          -------   -------
Total                                                     $54,718   $74,841
                                                          =======   =======




See notes to condensed unaudited consolidated financial statements.



KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                             2002                      2001
                                                                       ----------------          ----------------
                                                                        (in thousands, except per share data)

Net sales                                                                   $ 19,890                  $ 20,518
Cost of sales                                                                 11,607                    12,362
                                                                            --------                  --------
Gross profit                                                                   8,283                     8,156
Operating expenses:
Selling                                                                        2,875                     3,122
Research and development                                                       1,104                     1,208
General and administrative                                                     1,953                     1,905
Amortization of intangibles                                                      331                       507
                                                                            --------                  --------
Total operating expenses                                                       6,263                     6,742
Gain on sale of assets                                                           884                         -
                                                                            --------                  --------
Earnings from operations                                                       2,904                     1,414
Other expense                                                                   (208)                     (482)
                                                                            --------                  --------
Earnings from continuing operations                                            2,696                       932
Income tax expense                                                               965                       347
                                                                            --------                  --------
Net earnings from continuing operations                                        1,731                       585
Net earnings from discontinued operation (net of income tax)                       -                       157
                                                                            --------                  --------
Net earnings before extraodinary item                                          1,731                       742
Extraordinary item: Loss on early extinguishment of
debt, net of income tax                                                         (341)                       -
                                                                            --------                  --------
Net earnings                                                                   1,390                       742
Accretion of mandatorily redeemable preferred stock                             (189)                     (235)
                                                                            --------                  --------
Net earnings available to common shareholders                                $ 1,201                     $ 507
                                                                            ========                  ========

Net earnings from continuing operations per share
- basic                                                                       $ 0.32                    $ 0.08
                                                                            ========                  ========
- diluted                                                                     $ 0.31                    $ 0.07
                                                                            ========                  ========

Net earnings from discontinued operation per share -
- basic                                                                         $ -                    $ 0.03
                                                                            ========                  ========
- diluted                                                                       $ -                    $ 0.03
                                                                            ========                  ========
                                                                                                     Continued




See notes to condensed unaudited consolidated financial statements.



KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                2002                      2001
                                                           ----------------          ----------------
                                                                (in thousands, except per share data)

Net earnings per share before extraordinary item
- basic                                                            $ 0.32                    $ 0.11
                                                                  =======                   =======
- diluted                                                          $ 0.31                    $ 0.10
                                                                  =======                   =======

Net loss from extraordinary item per share
- basic                                                           $ (0.07)                      $ -
                                                                  =======                   =======
- diluted                                                         $ (0.06)                      $ -
                                                                  =======                   =======

Net earnings per share
- basic                                                            $ 0.25                    $ 0.11
                                                                  =======                   =======
- diluted                                                          $ 0.25                    $ 0.10
                                                                  =======                   =======

Shares used in per share calculations - basic                       4,762                     4,742

Shares used in per share calculations - diluted                     5,570                     4,941
                                                                                           Concluded



See  notes to condensed unaudited consolidated financial statements.




KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                          2002                      2001
                                                                    ----------------         -----------------
                                                                        (in thousands, except per share data)

Net sales                                                               $ 52,684                   $57,644
Cost of sales                                                             31,444                    36,593
                                                                        --------                  --------
Gross profit                                                              21,240                    21,051
Operating expenses:
Selling                                                                    8,244                    10,332
Research and development                                                   3,365                     4,280
General and administrative                                                 5,275                     5,769
Amortization of intangibles                                                  992                     1,535
                                                                        --------                  --------
Total operating expenses                                                  17,876                    21,916
Gain on sale of assets                                                       931                        63
                                                                        --------                  --------
Earnings (loss) from operations                                            4,295                     (802)
Other income expense                                                       (800)                   (1,137)
                                                                        --------                  --------
Earnings (loss) from continuing operations                                 3,495                   (1,939)
Income tax expense (benefit)                                               1,220                     (732)
                                                                        --------                  --------
Net earnings (loss) from continuing operations                             2,275                   (1,207)
Net earnings (loss) from discontinued operation (net of
 income tax)                                                                  39                     (161)
                                                                        --------                  --------
Net earnings (loss) before extraordinary item and change
 in accounting principle                                                   2,314                   (1,368)
Extraordinary item: Loss on early extinguishment of
 debt, net of income tax                                                   (385)                        -
Change in accounting principle: Impairment of goodwill,
 net of income tax                                                       (4,302)                        -
                                                                        --------                  --------
Net loss                                                                 (2,373)                   (1,368)
Accretion of mandatorily redeemable preferred stock                        (582)                     (704)
                                                                        --------                  --------
Net loss available to common shareholders                                (2,955)                   (2,072)
                                                                        ========                  ========

Net earnings (loss) from continuing operations per share
 - basic and diluted                                                      $ 0.35                  $ (0.40)
                                                                        ========                  ========

Net earnings (loss) from discontinued operation per share -
 - basic and diluted                                                      $ 0.01                  $ (0.04)
                                                                        ========                  ========
                                                                                                 Continued



See  notes to condensed unaudited consolidated financial statements.




KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                          2002                      2001
                                                                   ----------------         -----------------
                                                                     (in thousands, except per share data)
Net earnings (loss) per share before extraordinary item and
 change in accounting principle
 - basic and diluted                                                     $ 0.36                   $ (0.44)
                                                                        =======                  ========

Net loss from extraordinary item per share
 - basic and diluted                                                    $ (0.08)                     $ -
                                                                        =======                  ========

Net loss from change in accounting principle per share
 - basic and diluted                                                    $ (0.90)                     $ -
                                                                        =======                  ========

Net loss per share
 - basic and diluted                                                    $ (0.62)                  $ (0.44)
                                                                        =======                  ========

Shares used in per share calculations - basic                             4,757                     4,738
                                                                        =======                  ========

Shares used in per share calculations - diluted                           4,757                     4,738
                                                                        =======                  ========
                                                                                                Concluded



See  notes to condensed unaudited consolidated financial statements.


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                                                        2002                      2001
                                                                      --------                  --------
                                                                                (in thousands)
Net cash provided by operating activities                             $ 7,702                   $ 2,255

Cash flows from investing activities:
Cash proceeds from sale of discontinued operation                       3,577                         -
Proceeds from sale of property                                          4,337                       317
Additions to property, plant and equipment                               (464)                     (498)
                                                                      -------                  --------
Net cash provided by (used in) investing activities                     7,450                      (181)
                                                                      -------                  --------

Cash flows from financing activities:
Repayment of short-term borrowings                                     (2,000)                        -
Additions to long-term debt                                             6,500                         -
Repayment of long-term debt                                           (17,965)                   (4,929)
Prepayment  penalty on retirement of debt                                (516)                        -
Proceeds from issuance of common stock                                     39                        58
Redemption of warrants                                                    (78)                   (1,807)
                                                                      -------                  --------
Net cash used in financing activities                                 (14,020)                   (6,678)
                                                                      -------                  --------

Effect of exchange rates on cash                                          125                       (68)
                                                                      -------                  --------
Net increase (decrease) in cash and cash equivalents from
continuing operations                                                   1,257                    (4,672)
Net decrease in cash and cash equivalents from
discontinued operation                                                   (177)                     (392)
Cash and cash equivalents, beginning of the period                        738                     6,427
                                                                      -------                  --------
Cash and cash equivalents, end of the period                          $ 1,818                   $ 1,363
                                                                      =======                  ========

Supplemental information:
Cash paid during the period for interest                              $   700                   $ 1,472
Cash refunded during the period for income taxes                      $  (674)                  $  (702)
Equipment obtained through lease financing                            $   100                   $   126
Accounts payable paid through lease financing                         $     -                   $   856




See  notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2001. The results of operations for the three- and nine-month periods ended June 30, 2002 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2002 and the results of its operations for the three- and nine-month periods ended June 30, 2002 and 2001 and its cash flows for the nine-month periods ended June 30, 2002 and 2001.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Comprehensive income (loss)

     The Company's consolidated comprehensive income (loss) was $1,894,000 and $583,000 for the three months ended June 30, 2002 and 2001, respectively, and ($1,940,000) and ($1,596,000) for the nine months ended June 30, 2002 and 2001, respectively. The differences between the net earnings (loss) reported in the consolidated statement of operations and the consolidated comprehensive net income (loss) for the periods consisted of changes in foreign currency translation adjustments.

4.   Sale of building

     In April 2002, the Company completed the sale of its Medford facility, which had a net book value of approximately $3.5 million, for $4.6 million and moved its remaining Medford operations into a small leased portion of the facility. The proceeds of the sale were used to retire the mortgage on the building totaling $2.8 million, requiring an early payment penalty of $516,000, resulting in net cash proceeds from the sale of $972,000 after paying the costs associated with the sale. The lease is for a five year term at approximately $9,600 per month plus shared occupancy costs. The base lease will be accounted for as an operating lease. As a result of the debt repayment, a loss on early extinguishment of debt of $533,000, and related income tax benefits of $192,000, was recorded as an extraordinary item in the third quarter.

5.   Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which is effective October 1, 2002 and may be adopted early. The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result of the implementation of this change in accounting principle, the Company recorded an impairment of goodwill associated with the automated inspection systems reporting unit, based on a discounted cash-flow analysis, effective at the beginning of the fiscal year, of $4.4 million, and related income tax benefits of $71,000,. The Company determined there was no impairment to the $2.4 million of goodwill associated with the process systems reporting unit.

     As of September 30, 2001 the Company had approximately $6.9 million of intangible assets which are no longer being amortized. Amortization of these assets was $177,000 and $532,000 in the three and nine-month periods ended June 30, 2001, respectively. In addition, amortization of goodwill and other indefinite life intangible assets included in discontinued operations was $49,000 and $148,000 in the three and nine-month periods ended June 30, 2001, respectively.

     In compliance with SFAS No. 142, the results for the prior year's quarter and nine months ended June 30, 2001 have not been restated. A reconciliation of net loss and loss per share as if SFAS No. 142 had been adopted in the prior periods in fiscal 2001 is presented below. These proforma results do not include the impairment of goodwill.


                                                       Three months ended                          Nine months ended
                                                           June 30, 2001                             June 30, 2001

                                         As Previously                               As Previously
                                           Reported      Adjustments   Proforma        Reported     Adjustments    Proforma
                                         -------------------------------------- -------------------------------------------
Net earnings (loss) from continuing
 operations-net of tax                        $585           $140         $725        ($1,207)          $421         ($786)

Net earnings (loss) from discontinued
 operations-net of tax                        $157            $31         $188          ($161)           $95          ($66)

Net earnings (loss)                           $742           $171         $913        ($1,368)          $516         ($852)

Net earnings (loss) from continuing
 operations per share - basic                $0.08          $0.02        $0.10         ($0.40)         $0.08        ($0.32)
  - diluted                                  $0.07          $0.03        $0.10         ($0.40)         $0.08        ($0.32)

Net earnings (loss) from discontinued
 operation per share - basic and diluted     $0.03          $0.01        $0.04         ($0.04)         $0.03         $0.01

Net earnings (loss) per share - basic        $0.11          $0.03        $0.14         ($0.44)         $0.11        ($0.33)
  - diluted                                  $0.10          $0.04        $0.14         ($0.44)         $0.11        ($0.33)



     As of September 30, 2001 the Company had approximately $10.9 million of intangible assets related to patents and developed technologies with a net book value of approximately $9.1 million; $1.7 million of intangible assets related to purchased trademarks and trade names with a net book value of approximately $1.5 million; and $900,000 of intangible assets related to purchased customer development with a net book value of approximately $800,000. The significant majority of these assets are being amortized over 10 years. Amortization expense for the next five fiscal years is expected to be approximately $1.3 million per year.

6.   Mandatorily redeemable preferred stock and warrants

     The Company issued 1,340,366 shares of Series B convertible preferred stock ("Series B") and 365,222 warrants in conjunction with the acquisition of Advance Machine Vision Company ("AMVC") in July 2000.

     At June 30, 2002, there were 1,137,404 shares of Series B and 74,110 warrants still outstanding. If all holders were to redeem their preferred stock and warrants at the earliest possible time, the cash requirements would have been $741,000 at June 30, 2002 and an additional $11.4 million after July 12, 2002. At June 30, 2002, the credit facilities then in place, together with available cash reserves, were not sufficient to provide for these potential redemption claims should they be made at the earliest possible time.

     In anticipation of these obligations, the Company commenced an offer in April 2002 to exchange one share of a newly authorized Series D Convertible Preferred for each outstanding share of Series B Convertible Preferred. The new Series D Preferred would accrue a cumulative dividend of $0.50 per share per year, payable quarterly when and as declared; would be convertible at any time into 1 1/3 shares of Key Technology common stock for each share of Series D Preferred; and would allow the holder to request redemption of up to 50% of their Series D Preferred stock for $10.00 per share in cash after July 12, 2003 and another 50% after July 12, 2004. The Exchange Offer was subject to certain conditions, including a requirement that the Company receive an acceptable number (70%) of Series B for exchange.

     With the completion of the refinance of its credit facility described below, which provides funding for all potential redemption claims for the preferred stock and warrants, the Exchange Offer was terminated on August 12, 2002.

     As of the close of business on August 9, 2002, approximately 628,927, or 55.29%, of the shares of Series B Convertible Preferred Stock had been submitted to the Company for redemption.


7.   Financing agreements

     The Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4.5 million. The operating line expired November 30, 2001 and the outstanding balance of $2.0 million was repaid. In January 2002, the Company completed the refinancing of its domestic credit accommodation. The refinanced domestic credit accommodation provided for a term loan of $6.5 million and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. As of June 30, 2002 the borrowing base on the revolving credit facility was $9.2 million. The refinanced domestic credit accommodation bears interest at the bank's prime rate plus 2% per annum, was secured by all of the personal property of the Company and its subsidiaries and contains covenants, effective beginning March 31, 2002, which require the maintenance of a defined debt service ratio, and limits capital expenditures. The $6.5 million term loan requires quarterly principal installments of $500,000, the first of which was made as scheduled on March 31, 2002, plus 50% of excess cash flow (as defined in the borrowing agreement), subject to certain minimum payments through October 2003. The $10.0 million credit facility expires in November 2002. The accompanying balance sheet for the period ended September 30, 2001 reflects the effect of the January 2002 refinancing and the associated scheduled debt maturities. As of June 30, 2002, borrowings under these facilities were $4.9 million and $1.1 million, respectively. The interest rate was 6.75%. As of June 30, 2002, the Company had made all required principle payments and was in compliance with the loan covenants. As a result of the refinancing of the previous credit accommodations, a loss on the early extinguishment of debt of $68,000, and related income tax benefits of $24,000, was recorded as an extraordinary item.

     On August 9, 2002, subsequent to the close of the third fiscal quarter, the Company refinanced its credit facility with a new credit facility provided by a new principal lender. The new credit facility includes a credit accommodation totaling $18.0 million in the United States consisting of a term loan of $4.0 million, a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a $4.0 million standby line of credit. The revolving credit facility and the standby line of credit mature on July 31, 2003. The term loan requires quarterly payments of principal of $200,000 beginning November 2002 and matures on July 31, 2007. The standby line of credit reduces in amount of availability beginning November 1, 2002 by the greater of $1,000,000 or 50% of net cash generated from operations for the previous fiscal quarter. The refinanced term loan and operating line bear interest at the Wall Street Journal prime rate plus 1% per annum, which totaled 5.75% at closing, while the standby line of credit, should it be utilized, bears interest at the Wall Street Journal prime rate plus 2%. The credit facility is secured by all of the US personal property, including patents and other intangibles, of the Company and its subsidiaries, and contains covenants, effective beginning August 31, 2002, which require the maintenance of a defined debt service ratio, a defined net worth balance and ratio, minimum working capital and current ratio, and minimum profitability. Had this credit facility been in place at June 30, 2002, the Company would have been in compliance with all loan covenants and would have had an available borrowing base of approximately $8.5 million under the revolving credit facility.

     Additionally, the Company is in final negotiations with a commercial bank in The Netherlands to provide a credit facility for its European subsidiary. As proposed, this credit accommodation totals (euro)3.3 million and will include a term loan of (euro)836,000, an operating line of the lesser of (euro)1.5 million or the available borrowing base, which will be based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of (euro)1.0 million. The term loan will be secured by real property of the Company's European subsidiary, while the operating line and bank guarantee facility will be secured by all of the subsidiary's personal property. The credit facility will bear interest at the bank's prime rate plus 1.75%, which at August 9, 2002 totaled 5.75%. The Company expects to close on this credit facility by the end of August 2002.


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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective October 1, 2002. Earlier application of this Statement was encouraged, but not required. SFAS No. 145, among other things, rescinds the requirement of SFAS No. 4 to treat gains and losses on the early extinguishment of debt as extraordinary items. Restatement of prior periods is required. As a result, management believes that amounts recorded in the current fiscal year as extraordinary items from the early extinguishment of debt will be restated to part of net income from continuing operations when this Statement is adopted in the next fiscal year.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that this statement will not have a material effect on its financial statements.

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

Application of Critical Accounting Policies

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Accordingly, revenue recognition from product sales occurs when the terms of sale transfer title and risk of loss, which occurs either upon shipment or upon receipt by customers. Revenue earned from service is recognized ratably over the contractual period or as the services are performed. If all conditions of revenue recognition are not met, the Company defers revenue recognition.

Allowances for doubtful accounts and warranties. The Company establishes allowances for doubtful accounts and warranties for specifically identified, as well as anticipated, doubtful accounts and warranty claims based on credit profiles of our customers, current economic trends, contractual terms and conditions, and historical payment and warranty experience. As of June 30, 2002 the balance sheet included allowances for doubtful accounts of $371,000 and for warranties of $772,000. If the Company experiences actual bad debt and warranty expense different from estimates, or if estimates are adjusted in future periods, the operating results, cash flows and financial position of the Company could be materially adversely affected.

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

Long-lived assets and SFAS No. 142. The Company regularly reviews all of its long-lived assets, including property, plant and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. As of June 30, 2002, the Company held $19.7 million of property, plant and equipment and other intangible assets, net of depreciation and amortization. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. Changes in these estimates could have a material effect on the financial statements in any given period.

The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result of the implementation of this change in accounting principle, the Company recorded an impairment of goodwill associated with the automated inspection systems reporting unit, effective at the beginning of the fiscal year, of $4.4 million, and related income tax benefits of $71,000. The Company determined there was no impairment to the $2.4 million of goodwill associated with the process systems reporting unit. The impairment of goodwill was reported as a change in accounting principle, which is reported separately from the results of continuing operations, and included separate earnings per share disclosures.

Accounting for income taxes. The Company's provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgement. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgement is also applied in determining whether the deferred tax assets will be realized in full or in part. In management's judgement, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at June 30, 2002, due to anticipated utilization of all tax deferred tax assets. If the Company's facts or financial results were to change, thereby affecting the likelihood of realizing the deferred tax assets, judgement would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period.


Results of Operations

Sales for the three-month period ended June 30, 2002 totaled $19.9 million, compared with $20.5 million for the same quarter in fiscal 2001. Net earnings from continuing operations for the quarter were $1.7 million, or $0.31 per diluted share, compared with net earnings from continuing operations of $585,000, or $0.07 per diluted share, in the same period a year ago. For the quarter just ended, the Company also reported an extraordinary loss on the early extinguishment of debt. The net earnings after extraordinary items were $1.4 million, or $0.25 per diluted share, compared to net earnings of $742,000, or $0.10 per diluted share, in the same period a year ago.

Sales for the nine months ended June 30, 2002 were $52.7 million compared with $57.6 million for the comparable period in fiscal 2001. The Company reported net earnings from continuing operations for the period of $2.3 million, or $0.35 per diluted share, compared with a net loss from continuing operations of $1.2 million, or $0.40 per diluted share, for the corresponding nine-month period in fiscal 2001. The Company also recorded a loss on the impairment of goodwill, resulting from the implementation of Statement of Financial Accounting Standards
(SFAS) No. 142, which was reported as a change in accounting principle and was effective as of the beginning of the Company's 2002 fiscal year. The net loss for the nine months ended June 30, 2002, after extraordinary items and the change in accounting principle, was $2.4 million, or $0.62 per diluted share, compared to a net loss of $1.4 million, or $0.44 per diluted share, for the nine-month period in fiscal 2001.

Net earnings from continuing operations for the quarter and nine-month periods ended June 30, 2002 include a one-time gain on the sale of the Company's Medford facility and decreased amortization expense as a result of the Company's implementation of SFAS No. 142, as set forth in the accompanying income statements. Sales, expenses and operating results for the quarter and nine-month periods ended June 2001 exclude the activities of a discontinued operation, Ventek, Inc., the divestiture of which was completed in the quarter ended December 2001.

Three Months. Net sales decreased approximately $628,000 or 3% in the three-month period ended June 30, 2002 compared to the corresponding period in fiscal 2001. The decrease in net sales between the two periods resulted principally from decreased sales in the process systems product group and replacement parts, partially offset by increased sales in the automated inspection system product group. Multiple units of the Company's new Optyx(R) sorter were shipped in the most recent quarter, with orders for additional units received for future shipment. The system is now operating in multiple plants on over a dozen applications. Additionally, an increase in shipments of Tegra(R) was more than offset by a decreases in Tobacco Sorter(TM)3, the Company's tobacco sorting system, and the ADR(R)4, an automated inspection system for frozen french fry processing. The results in the most recent quarter included a significant increase in shipments to the vegetable processing market, a market that had shown capital spending restraint in previous quarters.

Orders for the third quarter of fiscal 2002 totaled $21.2 million, an increase of 20% from $17.7 million for the corresponding period in fiscal 2001. Orders for process systems and automated inspection systems increased 59% and 16%, respectively, compared to the same quarter of fiscal 2001, and were partially offset by a decrease in orders for parts and service. Orders for process systems products increased significantly in both North America and Europe. Orders for the Tegra and Tobacco Sorter product lines in the automated inspection group were quite strong compared with the same period of last year.

The Company's backlog at the close of the June 30, 2002 quarter totaled $18.9 million, a 40% increase from a backlog of $13.5 million at the same time last year. Process systems represented 47% of the total backlog at the more recent quarter-end compared to 39% one year ago, resulting in a less favorable product mix in backlog going into the Company's fourth quarter. However, increased efficiencies in the Company's manufacturing operations, when compared to a year ago, should yield gross profit margins in the range of those experienced in the completed quarters of the current fiscal year.

Gross profit for the third quarter of fiscal 2002 was $8.3 million compared to $8.2 million in the corresponding quarter last year, or 41.6% and 39.8% of net sales, respectively. Gross profit for the third quarter also improved over the 39.9% recorded in the second quarter of this fiscal year, representing a third consecutive quarter of improved profit margins as a percent of sales. Gross margins for the quarter were favorably affected by a comparatively favorable product mix and improvements in manufacturing efficiencies across most product lines, including improvements in utilization of production and service capacity resulting in decreased costs associated with under-utilized resources.


Operating expenses were $6.3 million in the three-month period ended June 30, 2002, a 7% decrease compared to $6.7 million for the three-month period ended June 30, 2001. In the more recent period, selling expenses decreased by 8% to $2.9 million, research and development expenses decreased by 9% to $1.1 million and general and administrative expenses increased 3% to $2.0 million. The Company implemented SFAS No. 142 at the beginning of its fiscal 2002, which reduced goodwill amortization by approximately $177,000 per quarter, the primary contributor to a 35% decrease in amortization when compared with fiscal 2001. The Company experienced higher than normal professional service fees during its most recent quarter than is typical, due to current analytical activities related to among other things, SFAS No. 142, and does not anticipate the same level of spending in that classification of expenses in its fourth quarter. The Company anticipates that operating expenses in its fourth fiscal quarter will be lower than levels experienced in the third quarter and more similar to levels experienced in its first and second quarters.

For the fiscal quarter ended June 30, 2002, other expense totaled $208,000 compared to $482,000 for the corresponding period in fiscal 2001, due principally to reduced interest expense related to reductions of interest-bearing debt and decreased losses in foreign currency exchange. As a result of the cancellation of the Exchange Offer and the refinance of its credit facility completed subsequent to the end of the third fiscal quarter, the Company expects to record certain one-time charges in its fourth fiscal quarter. These charges are currently estimated at $170,000 of additional other expense related to the cancellation of the Exchange Offer and a $120,000 extraordinary charge for unamortized costs of the January 2002 refinancing the Company's credit facility.

In April 2002 the Company completed the sale of its Medford, Oregon facility for $4.6 million and moved its remaining Medford operations into a small leased portion of the sold facility. As a result of this sale, the Company included a gain of approximately $884,000 in earnings from continuing operations. A loss from the early extinguishment of debt of $341,000 (net of income taxes), related to the early payment penalty on the retirement of the mortgage on the building, was recorded as an extraordinary item.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective October 1, 2002. Earlier application of this Statement was encouraged, but not required. SFAS No. 145, among other things, rescinds the requirement of SFAS No. 4 to treat gains and losses on the early extinguishment of debt as extraordinary items. Restatement of prior periods is required. As a result, management believes that amounts recorded in the current fiscal year as extraordinary items from the early extinguishment of debt will be restated to part of net income from continuing operations when this Statement is adopted in the next fiscal year.

Nine months. Net sales for the nine-month period ended June 30, 2002 decreased 9% to $52.7 million from $57.6 million in the comparable period last year. The decrease in net sales for the nine-month period over the fiscal 2001 period resulted from decreased sales across all three product groups. Significant incremental shipments of the Company's new Optyx sorter were more than offset by decreases in sales of other automated inspection products, together with decreased shipments in the process system and parts and service product groups compared to the prior nine-month period. While sales of process systems products into North American markets were at levels comparable to a year ago, shipments of that product group in the European market decreased, principally due to the nonrecurrance of a large sale to a french fry processor during the first nine months of fiscal 2001.

Total European sales for the nine-month period ended June 30, 2002 decreased 34% compared to the corresponding period last year. This decrease consisted of a 48% decrease in automated inspection systems manufactured in the United States and a 23% decrease in process systems and parts and service manufactured and supplied from the Company's facility in The Netherlands. International orders received through the first nine months of fiscal 2001 represented 49% of total orders, an amount somewhat higher than levels in prior years.

Orders for the nine months ended June 30, 2002 totaled $58.7 million, an increase of 4% from $56.7 million for the corresponding period in fiscal 2001. Orders for process systems increased 16% compared to the same period of fiscal 2001, but were partially offset by decreases in orders for automated inspection systems. Orders for the Tegra product line and the recently introduced Optyx inspection system were quite strong compared with the same period last year, while orders for TS3 and ADR4 systems were well off of fiscal 2001 activity.

Even with comparatively lower sales volumes for the nine months ended June 30, 2002, gross profit increased to $21.2 million, or 40.3% of net sales, compared to $21.1 million, or 36.5% of net sales, in the nine months ended June 30, 2001. Gross profit margin during the nine-month period ended June 30, 2002 increased over the corresponding period in 2001 due principally to improvements in manufacturing efficiencies and improvements in utilization of production and service capacity, which resulted in decreased costs associated with under-utilized resources. Increased margins provided by the process systems product group were partially offset by decreased margins from the automated inspection systems and parts and service groups.

Total operating expenses decreased by $4.0 million, or 18%, to $17.9 million in the nine-month period ended June 30, 2002 from $21.9 million in the comparable period in the previous fiscal year. In the more recent period, selling expenses decreased by 20% to $8.2 million, research and development expenses decreased by 21% to $3.4 million and general and administrative expenses decreased 9% to $5.3 million. The Company implemented SFAS No. 142 at the beginning of its fiscal 2002, which reduced the goodwill amortization for the nine-month period by approximately $532,000, the primary contributor to a 35% decrease in amortization when compared with the same period in fiscal 2001, and effectively increasing the Company's reported earnings from operations. The decrease in each area of operating expenses is the result of cost reduction programs, which were implemented in prior periods.

The gain on the sale of the Company's Medford facility and the sale of a vacant lot contributed $931,000 to earnings from operations for the nine-month period ended June 30, 2002 compared to gain on sale of a vacant lot of $63,000 in the same period last year.

For the nine-month period ended June 30, 2002, other expense was $800,000 compared to $1.1 million for the corresponding period in fiscal 2001. Decreased interest expense, resulting from decreased interest-bearing debt in the most recent period, was the principal contributor to the decrease in other expense, partially offset by increases in foreign currency losses due to adverse fluctuations in exchange rates.

The Company reported income from continuing operations of $2.3 million for the nine months ended June 30, 2002 compared to a loss from continuing operations of $1.2 million for the nine months ended June 30, 2001. The decrease in sales revenue was more than offset by improved gross profit margins, decreased operating expenses and increased other income.

For the nine month period ended June 30, 2002, total extraordinary losses from the early extinguishment of debt, which also includes the Company's January refinancing of its credit facilities with its principal lender, were $385,000 (net of income taxes).

The Company implemented SFAS No. 142 at the beginning of its fiscal 2002, which reduced the goodwill amortization by approximately $177,000 per quarter before taxes, when compared to fiscal 2001. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test. As a result of this transitional test, the Company recorded an impairment loss on goodwill associated with the automated inspection systems reporting unit of $4.4 million, and related income tax benefits of $71,000. This impairment loss has been reported as a change in accounting principle. Per the requirements of SFAS No. 142, although the transitional impairment test was not completed until the fiscal third quarter, it is treated as being effective as of the beginning of the fiscal year. As such, the nine-month period ended June 30, 2002 has been presented to reflect the impairment as of the beginning of the fiscal year. The Company determined that there was no impairment related to the $2.4 million in goodwill associated with the process systems reporting unit.

As a result of the effects of the extraordinary loss and the change in accounting principle, the Company reported a net loss of $2.4 million for the nine months ended June 30, 2002 compared with a net loss of $1.4 million for the corresponding period last year.

Management's diligent focus on reduced operating expenses and manufacturing execution allowed the Company to return to profitability in the second quarter and formed the foundation of solid overall performance through the third quarter. The Company anticipates continued profitability in the fourth quarter, even though no growth is anticipated in top-line revenues in fiscal 2002 over fiscal 2001.

From time to time in the normal course of business, the Company is party to litigation concerning patent infringement or employment issues, either as claimant or defendant. At June 30, 2002 the Company is not a party to any intellectual property legal proceeding or contingency. However, a claim has been filed against the Company's European subsidiary relative to an employment contract termination. In management's opinion, the claim is without merit and, if necessary, could be settled at an amount that would not materially adversely affect the Company's operating results, cash flows and financial position.

In compliance with SFAS No. 142, the results for the prior year's quarter and nine months ended have not been restated. A reconciliation of net loss and loss per share as if SFAS No. 142 had been adopted in the prior periods is presented below. These proforma results do not include the impairment of goodwill. As of September 30, 2001 the Company had approximately $6.9 million of intangible assets, prior to the recording of the impairment, which are no longer being amortized. Amortization of these assets was $177,000 and $532,000 in the three and nine-month periods ended June 30, 2001, respectively. In addition, amortization of goodwill and other indefinite life intangible assets included in discontinued operations was $49,000 and $148,000 in the three and nine-month periods ended June 30, 2001, respectively.



                                                         Three months ended                            Nine months ended
                                                            June 30, 2001                                June 30, 2001
                                                 As                                        As
                                             Previously                                 Previously
                                             Reported        Adjustments     Proforma    Reported        Adjustments      Proforma
                                            -------------------------------------------- -------------------------------------------

Net earnings (loss) from continuing
 operations-net of tax                         $585             $140        $725         ($1,207)            $421         ($786)

Net earnings (loss) from discontinued
 operation-net of tax                          $157              $31        $188           ($161)             $95          ($66)

Net earnings (loss)                            $742             $171        $913         ($1,368)            $516         ($852)

Net earnings (loss) from continuing
 operations per share - basic                 $0.08            $0.02       $0.10          ($0.40)           $0.08        ($0.32)
  - diluted                                   $0.07            $0.03       $0.10          ($0.40)           $0.08        ($0.32)

Net earnings (loss) from discontinued
 operation per share - basic and diluted      $0.03            $0.01       $0.04          ($0.04)           $0.03         $0.01

Net earnings (loss) per share - basic         $0.11            $0.03       $0.14          ($0.44)           $0.11        ($0.33)
  - diluted                                   $0.10            $0.04       $0.14          ($0.44)           $0.11        ($0.33)




As of September 30, 2001 the Company had approximately $10.9 million of intangible assets related to patents and developed technologies with a net book value of approximately $9.1 million; $1.7 million of intangible assets related to purchased trademarks and trade names with a net book value of approximately $1.5 million; and $900,000 of intangible assets related to purchased customer development with a net book value of approximately $800,000. The significant majority of these assets are being amortized over 10 years. Amortization expense for the next five fiscal years is expected to be approximately $1.3 million per year.


Liquidity and Capital Resources

For the nine-month period ended June 30, 2002, net cash provided by operating activities totaled $7.7 million compared with $2.3 million in the corresponding period of the prior fiscal year. During the most recent nine-month period, net earnings, net of non-cash charges, contributed cash of $5.7 million from operating activities. Non-cash charges consisted primarily of depreciation, amortization, deferred income taxes (due to application of net operating loss carryforwards) and the provision for impairment of goodwill. Cash from operations was also provided by a decrease in trade accounts receivable of $3.2 million, a net decrease in income tax receivables due to refunds of previously paid income tax of $652,000, an increase in customer deposits of $535,000, an increase in accrued payroll liabilities of $429,000 and increases in other accrued liabilities of $612,000, which changes were partially offset by cash used to increase inventories by $436,000, increase prepaid expenses and other assets by $498,000, increase other long term assets by $245,000 and decrease trade accounts payable by $2.3 million.

Cash flows from investing activities during the nine months ended June 30, 2002 included cash proceeds from the sale of Ventek of $3.6 million. Cash proceeds during the nine months ended June 30, 2002 included $4.3 million from the sale of the Company's Medford facility, compared to proceeds of $317,000 from sales of property in nine months ended June 30, 2001. Net cash resources totaling $464,000 were also used to fund the acquisition of capital goods in the most recent nine-month period compared to $498,000 in the corresponding period last year. At June 30, 2002, the Company had no significant commitments for capital expenditures.

The Company's cash flows from financing activities for the nine months ended June 30, 2002 were principally affected by the repayment of short-term borrowings of $2.0 million, net repayments of long-term debt of $11.5 million, a $516,000 early payment penalty on retirement of the mortgage on the sold Medford facility, and redemption of $78,000 of warrants that were issued as part of the acquisition of AMVC. In the corresponding period in fiscal 2001, the Company repaid long-term debt totaling $4.9 million, and redeemed $1.8 million of warrants. Proceeds from the issuance of common stock during the first nine months of fiscal 2002 under the Company's employee stock option and stock purchase plans totaled $39,000 compared to $58,000 in the corresponding period last year.

During the nine-month period ended June 30, 2002, working capital increased by $2.1 million to $12.8 million. At the end of the period, the balance of cash and cash equivalents totaled $1.8 million, a $1.1 million increase compared to the balance at the beginning of the period, resulting from the Company's operating, investing and financing activities during the period. Trade accounts receivable decreased by $2.8 million principally as a result of improved collections of aged accounts. Inventories increased by $814,000 principally as a result of increases in raw materials inventories to support the future production requirements represented in the increased backlog. Assets held for sale decreased by $8.5 million as a result of the sale of Ventek, Inc. Current liabilities decreased by a net amount of $11.0 million during the quarter, including decreases of $8.2 million in short term borrowings and debt, $2.2 million in accounts payable and $2.4 million in liabilities held for sale, the latter as a result of the sale of Ventek, Inc. The decreases in these current liabilities were partially offset by an increase of $590,000 in customers' deposits, $459,000 in accrued payroll and $742,000 in income tax payable and other accrued liabilities.

During its fiscal third quarter, the Company completed the sale of its Medford facility, which had a net book value of approximately $3.5 million, for $4.6 million and moved its remaining Medford operations into a small leased portion of the facility. The proceeds of the sale were used to retire the mortgage on the building totaling $2.8 million, requiring an early payment penalty of $516,000, resulting in net cash proceeds from the sale of $972,000 after paying the costs associated with the sale. The lease is for a five year term at approximately $9,600 per month plus shared occupancy costs. The base lease will be accounted for as an operating lease.

Cash contributed from operations of $7.7 million, and cash provided from the sale of Ventek in November and the sale of the Medford facility in April totaling $7.9 million, was used primarily to reduce debt by $13.5 million during the nine months ended June 30, 2002. Additionally, the cancellation of $2.0 million of redemption value of the Series B Preferred Stock as part of the Ventek sale contributed to the Company's improved balance sheet during the most recent nine-month period. This together with the improved operating results presented the Company with the opportunity to approach the credit markets to replace its existing credit facilities with facilities sufficient to accommodate the potential demands that could be made upon the Company to redeem its Series B Preferred Stock as described below.

 The Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4.5 million. The operating line expired November 30, 2001 and the outstanding balance of $2.0 million was repaid. In January 2002, the Company completed the refinancing of its domestic credit accommodation. The refinanced domestic credit accommodation provided for a term loan of $6.5 million and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. As of June 30, 2002 the borrowing base on the revolving credit facility was $9.2 million. The refinanced domestic credit accommodation bears interest at the bank's prime rate plus 2% per annum, was secured by all of the personal property of the Company and its subsidiaries and contains covenants, effective beginning March 31, 2002, which require the maintenance of a defined debt service ratio, and limits capital expenditures. The $6.5 million term loan requires quarterly principal installments of $500,000, the first of which was made as scheduled on March 31, 2002, plus 50% of excess cash flow (as defined in the borrowing agreement), subject to certain minimum payments through October 2003. The $10.0 million credit facility expires in November 2002. The accompanying balance sheet for the period ended September 30, 2001 reflects the effect of the January 2002 refinancing and the associated scheduled debt maturities. As of June 30, 2002, borrowings under these facilities were $4.9 million and $1.1 million, respectively. The interest rate was 6.75%. As of June 30, 2002, the Company had made all required principle payments and was in compliance with the loan covenants. As a result of the refinancing of the previous credit accommodations, a loss on the early extinguishment of debt of $68,000, and related income tax benefits of $24,000, was recorded as an extraordinary item.

On August 9, 2002, subsequent to the close of the third fiscal quarter, the Company refinanced its credit facility with a new credit facility provided by a new principal lender. The new credit facility includes a credit accommodation totaling $18.0 million in the United States consisting of a term loan of $4.0 million, a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a $4.0 million standby line of credit. The revolving credit facility and the standby line of credit mature on July 31, 2003. The term loan requires quarterly payments of principal of $200,000 beginning November 2002 and matures on July 31, 2007.
The standby line of credit reduces in amount of availability beginning November 1, 2002 and each quarter thereafter by the greater of $1,000,000 or 50% of net cash generated from operations for the previous fiscal quarter. The refinanced term loan and operating line bear interest at the Wall Street Journal prime rate plus 1% per annum, which totaled 5.75% at closing, while the standby line of credit, should it be utilized, bears interest at the Wall Street Journal prime rate plus 2%. The credit facility is secured by all of the US personal property, including patents and other intangibles, of the Company and its subsidiaries, and contains covenants, effective beginning August 31, 2002, which require the maintenance of a defined debt service ratio, a defined net worth balance and ratio, minimum working capital and current ratio, and minimum profitability. Had this credit facility been in place at June 30, 2002, the Company would have been in compliance with all loan covenants and would have had an available borrowing base of approximately $8.5 million under the revolving credit facility.

Additionally, the Company is in final negotiations with a commercial bank in The Netherlands to provide a credit facility for its European subsidiary. As proposed, this credit accommodation totals (euro)3.3 million and will include a term loan of (euro)836,000, an operating line of the lesser of (euro)1.5 million or the available borrowing base, which will be based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of
(euro)1.0 million. The term loan will be secured by real property of the Company's European subsidiary, while the operating line and bank guarantee facility will be secured by all of the subsidiary's personal property. The credit facility will bear interest at the bank's prime rate plus 1.75%, which at August 9, 2002 totaled 5.75%. The Company expects to close on this credit facility by the end of August 2002.

In connection with the acquisition of AMVC in fiscal 2000, the Company issued Series B Convertible Preferred stock and warrants, both of which carry conversion or redemption privileges. A complete description of these instruments is contained in the Company's Registration Statement on Form S-4, Post-Effective Amendment No. 1, filed March 23, 2001. A brief description of the securities outstanding at June 30, 2002 is as follows:

     o Outstanding Series B Convertible Preferred stock at June 30, 2002 totaled 1,137,404 shares. Each share is convertible at the election of the holder at any time for 2/3 of a share of the Company's common stock, or is redeemable at the election of the holder for a three-year period beginning July 12, 2002 for $10.00 per share.

     o Outstanding warrants at June 30, 2002 totaled 74,110. Each whole warrant entitles the holder to purchase one share of the Company's common stock for $15.00 or is redeemable by the holder at any time prior to expiration for $10.00.

If all holders were to redeem their warrants and preferred stock at the earliest possible time, the cash requirements would have been $741,000 at June 30, 2002 and an additional $11.4 million after July 12, 2002. At June 30, 2002, the credit facilities then in place, together with available cash reserves, were not sufficient to provide for these potential redemption claims should they be made at the earliest possible time.

In anticipation of these obligations, the Company commenced an offer on April 25, 2002 to exchange one share of a newly authorized Series D Convertible Preferred for each outstanding share of Series B Convertible Preferred. The new Series D Preferred would accrue a cumulative dividend of $0.50 per share per year, payable quarterly when and as declared; would be convertible at any time into 1 1/3 shares of Key Technology common stock for each share of Series D Preferred; and would allow the holder to request redemption of up to 50% of their Series D Preferred stock for $10.00 per share in cash after July 12, 2003, and another 50% after July 12, 2004. The Exchange Offer was subject to certain conditions, including a requirement that the Company receive an acceptable number (70%) of Series B for exchange.

The exchange offer was extended on June 14, 2002, June 28, 2002 and again on July 25, 2002 to a final expiration date of August 16, 2002. With the completion of the refinance of its credit facility, which provides funding for all potential redemption claims for the preferred stock and warrants, the Exchange Offer was terminated on August 12, 2002.

As of the close of business on August 9, 2002, approximately 628,927, or 55.29%, of the shares of Series B Convertible Preferred Stock had been submitted to the Company for redemption. The redemption price for all shares submitted was paid by the Company on August 12, 2002. The Company anticipates that future redemption claims will be paid in the normal course as they are presented.

The Company's continuing contractual obligations and commercial commitments existing on June 30, 2002 are as follows:



                                            Payments due by period (in Thousands)
                                             Less than 1                              After 5
Contractual Obligations        Total            year       1-3 years    4-5 years      years
-------------------------------------------------------------------------------------------------

Long-term debt   *               $ 6,300      $ 5,232      $   960     $   108      $     -
Capital lease obligations            679          296          328          55            -
Operating leases                  10,878        1,129        2,487       2,568        4,694
Warrant redemption
 obligations                     **  741          741            -            -           -
Series B redemption
 obligations                      11,374       11,374            -            -           -
                                -----------------------------------------------------------------
Total contractual cash
 obligations                     $29,972      $18,772      $ 3,775     $ 2,731      $ 4,694
                                =================================================================




* Includes the revolving credit line, term loan and mortgage payments on the Company's owned facility in Europe. Subsequent to the close of the third fiscal quarter, the Company made a required payment of $1,275,000, reducing its long-term debt with its principle lender. On August 9, 2002 the Company refinanced its credit facility with a new principle lender. If the payment of principal and the refinance were reflected in the above table, amounts due in less than one year would be reduced by $3,659,000, amounts due in one to three years would be increased by $784,000 and amounts due in four to five years would be increased by $1,600,000.

**     As of August 9, 2002, the total number of shares of preferred stock that had been submitted for redemption totaled 628,927 shares, or 55.29% of the total shares outstanding. The redemption price for all shares placed was paid on August 12, 2002, a total of $6,289,270. The Company anticipates that future redemption claims will be paid in the normal course as they are presented. The effect of the payment of the redemption claims on August 12, 2002 reduced the Series B redemption obligation and increased the long-term debt obligations due in less than one year by the same $6,289,270. If all remaining potential redemption claims associated with the warrant and Series B preferred were submitted, payment could be accommodated within the credit limits of the new credit facility, and would be reflected on the above table as a reduction to warrants and Series B with a like increase in long-term debt due in less than one year.



(In Thousands)                          Amount of commitment expiration by period
                                      Total
Other commercial                     amounts    Less than 1                                After 5
commitments                        committed        year       1-3 years    4-5 years       years
-------------------------------------------------------------------------------------------------

Revolving line of  credit **         $10,000      $10,000          $ -          $ -          $ -
Standby letters of credit                300          300            -            -            -
                                 ----------------------------------------------------------------
Total contractual cash
 obligations                         $10,300      $10,300          $ -          $ -          $ -
                                 ================================================================



**      Balance of this revolving line of credit at June 30, 2002 was $1.1 million, payment of which is included in the payments due schedule above.

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

The terms of sales to European customers by Key Technology B.V., the Company's European subsidiary, are typically denominated in either Euros, U.S. Dollars, or to a far lesser extent, the respective currencies of its European customers. The Company expects that its standard terms of sales to international customers, other than those in Europe, will continue to be denominated in U.S. dollars. For sales transactions between the Company's domestic operations and international customers, including European customers, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. Based on existing rights to receive funds from customer contracts denominated in euros, the Company evaluated its foreign exchange risks during the quarter, and at June 30, 2002, the Company held non-designated forward exchange contracts to sell euros totaling 1.1 million euros. As of June 30, 2002, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $84,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies offset by the current holdings of foreign exchange contracts.

During the nine-month period ended June 30, 2002, the Euro regained nearly 8% of its value against the U.S. dollar, most of which occurred in the final weeks of the quarter. The effect of the stronger Euro on the operations and financial results of the Company were:

o Favorable translation adjustments of $434,000, net of income tax, were recognized as a component of comprehensive income or loss during the nine months ended June 30, 2002 as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

o Foreign currency transaction gains of $12,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of Euro denominated receivables, cash and forward exchange contracts carried on the balance sheet of the U.S. operations.

o Foreign currency transaction losses of $89,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of non-euro denominated receivables and cash carried on the balance sheet of the European operations.

A relatively weaker U.S. dollar on the world markets makes the Company's U.S.-manufactured goods relatively less expensive to foreign customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. Although the U.S. dollar weakened during the final weeks of the quarter just ended, it continues to be relatively strong against major currencies, including the euro. A continuing strength of the U.S. dollar on the world markets may unfavorably affect the Company's market and economic outlook for these international sales.

The Company believes that the reduction of U.S. interest rates early in its current fiscal year resulted in a corresponding reduction of customers' cost of capital, which had previously delayed certain projects. However, there can be no assurance that customers in the Company's markets will maintain or increase their investment in Company products as a result of those changes in the cost of capital or other market or economic factors.

Subsequent to June 30, 2002, the Company entered into a new credit accommodations with a domestic bank. Under this new facility the Company may borrow at rates ranging from prime rate plus 100 basis point to prime rate plus 200 basis points. At June 30, 2002, the Company had $6.0 million of borrowings carrying variable interest rates. During the quarter then ended, interest on the credit facility was 6.75%. Currently, the rates range between 5.75% and 6.75%. As of June 30, 2002 management estimates that a 100 basis point change in the interest rate would affect net income before taxes by approximately $60,000 on an annual basis.

Part II.  OTHER INFORMATION

Item       6.     Exhibits and Reports on Form 8-K.

          (a)     Exhibits


                  (99.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  (99.2) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)       Reports on Form 8-K

                   No Current Reports on Form 8-K were filed during the three months ended June 30, 2002.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   KEY TECHNOLOGY, INC.
                                             (Registrant)


Date: August 14, 2002    By     /s/ Thomas C. Madsen
                                    Thomas C. Madsen,
                                    Chairman and Chief Executive Officer



Date: August 14, 2002    By     /s/ Ted R. Sharp
                                    Ted R. Sharp,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2002

EXHIBIT INDEX

Exhibit                                                                     Page

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002...........................33

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002...........................34

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Key Technology, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
C. Madsen, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Thomas C. Madsen
-----------------------
Thomas C. Madsen
Chief Executive Officer
August 14, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Key Technology, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Ted R. Sharp, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Ted R. Sharp
-----------------------
Ted R. Sharp
-----------------------
Chief Financial Officer
August 14, 2002