Form 10-K
period 2002-09-30
KEY TECHNOLOGY INC
filed 2002-12-19
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from                      to

Commission File No. 0-21820

KEY TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

Oregon	93-0822509
(State of Incorporation)	(I.R.S. Employer Identification No.)

150 Avery Street, Walla Walla, Washington	99362
(Address of principal executive offices)	(Zip Code)

(509) 529-2161
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
Series B Convertible Preferred Stock, par value $.01 per share
Warrants to purchase Common Stock, dated July 12, 2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates on March 29, 2002 and December 4, 2002 (based on the last sale price of such shares) was approximately $13,991,722 and $21,523,081, respectively.

The number of shares of the Registrant’s common stock outstanding on December 4, 2002 was 4,767,206 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement dated on or about January 13, 2003 prepared in connection with the Annual Meeting of Shareholders to be held on February 5, 2003 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2002 FORM 10-K

PART I

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:

•	adverse economic conditions in the food processing industry may also adversely affect the Company’s business;
•	reductions in capital expenditures in industries served by the Company, and the financial capacity of customers in these industries to purchase capital equipment, may limit sales;
•	achievement of product performance specifications may increase warranty expenses;
•	competition and advances in technology may adversely affect sales and prices;
•	the Company’s new products may not compete successfully in either existing or new markets;
•	the Company may not be able to maintain or expand international operations and sales, which may adversely affect the Company’s sales;
•	adverse fluctuations in foreign currency exchange rates may adversely affect results of operations;
•	the Company may not be able to comply with bank covenants or obtain additional financing in the future, which may adversely affect the Company’s financial condition;
•	the Company’s future success is dependent upon the Company’s ability to develop, improve and market its products and services;
•	the limited availability and possible cost fluctuations of materials used in the Company’s products could adversely affect the Company’s business;
•	the Company’s substantial redemption obligations may adversely affect the Company’s operations and future growth;
•	the Company may not achieve its anticipated revenue growth objectives which may adversely affect the Company’s profitability and ability to retain key employees;
•	the Company’s inability to protect its intellectual property may adversely affect the Company’s competitive advantage;
•
intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company or its customers by third parties may adversely affect the Company’s results of operations and its customer relations; and

•	other factors discussed in Exhibit 99.1 hereto which is incorporated herein by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1. BUSINESS.

General

Key Technology, Inc. (the “Company”) was founded in 1948 as a local producer of vegetable processing equipment. The Company has evolved into a worldwide supplier of process automation solutions to the food processing industry and other industries such as tobacco, plastics and pharmaceuticals. The present Company was incorporated in 1982 as a result of a management buyout of the predecessor organization.

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

Sales for the year ended September 30, 2002 were $70.2 million compared with $73.0 million for fiscal 2001. The Company reported net earnings from continuing operations for fiscal 2002 of $2.8 million, or $0.46 per diluted share, compared with a net loss from continuing operations of $2.3 million, or $0.69 per diluted share, for fiscal 2001. In addition to extraordinary losses of $0.5 million on early extinguishment of debt, the Company also recorded a non-cash loss of $4.3 million on the impairment of goodwill resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142, which was reported as a change in accounting principle and was adopted as of the beginning of the Company’s 2002 fiscal year. After giving effect to the losses due to the change in accounting principle and the extraordinary item, slightly offset by earnings from the discontinued operation, the net loss for the year ended September 30, 2002 was $2.0 million, or $0.53 per diluted share, compared to a net loss of $4.9 million, or $1.24 per diluted share, after giving effect to losses from a discontinued operation of $0.5 million and loss on the sale of the discontinued operation of $2.1 million in fiscal 2001.

The Company made two acquisitions during fiscal 2000. On June 1, 2000, the Company acquired Farmco, Inc. and its sister company Ro-Tech, Inc. (collectively “Farmco”). Farmco, based in Redmond, Oregon, designs, manufactures and sells equipment that mechanically sorts, grades, selects, or removes product based upon its size or shape. Subsequent to acquisition, the operations of Farmco were merged into the parent company operations. On July 12, 2000, the Company acquired Advanced Machine Vision Corporation (“AMVC”), a company based in Medford, Oregon. AMVC and its subsidiaries designed, manufactured and marketed machine vision systems that combine lighting, camera, processor and software technologies to improve quality, enhance yield, reduce production costs and increase throughput in a variety of markets. Applications include systems for the food, tobacco, plastics recycling and pulp wood industries. Subsequent to acquisition, the operations of AMVC and its subsidiaries, exclusive of its subsidiary Ventek, Inc. (“Ventek”), were merged into the parent company operations. On October 31, 2001, the Company sold Ventek, a wholly-owned subsidiary that supplied machine vision systems predominantly to the wood panel industry.

The Company’s domestic operations are headquartered in Walla Walla, Washington with manufacturing facilities in Walla Walla, Washington and Redmond, Oregon. The Company moved the AMVC manufacturing activities from Medford to Walla Walla in fiscal 2001, fully integrating the acquired operations into its existing business. The Company continues to maintain a presence in Medford performing research and development, service and sales activities. The Company supplies products from both product groups—automated inspection systems and process systems—to customers in its primary markets through common sales and distribution channels. In addition, the Company supplies parts and service through its worldwide service organization.

Industry Background

The Company considers the size and variety of worldwide processing industries to be a significant opportunity for growth. The Company provides solutions not only to solve existing quality and safety issues in its existing markets, but also seeks to provide safe processing technologies to new international markets. Accordingly, the Company devoted significant resources in fiscal 2002 to sales and marketing activities and new product research and development that will increase the Company’s ability to address these potential global markets.

Food Processing Industry

Food processors must process large quantities of raw product through different stages, including sorting to remove defective pieces and inspection for product quality and safety. The frequency and severity of defects in the raw product is highly variable depending upon local factors affecting crops. Historically, defect removal and quality control in the food processing industry have been labor intensive and dependent upon and limited by the variability of the work force. The industry has sought to replace manual methods with automated systems that achieve higher yield, improve product quality and safety, and reduce costs.

The Company’s strategy is to solve processing industry problems of high labor costs, inadequate yields and inconsistent quality and safety by providing automated inspection systems and process systems. The Company’s process automation systems use advanced optical inspection technology to improve product yield (more of the good product recovered) and quality (higher percentage of defective product being removed) over the manual sorting and defect removal methods historically used by food processors. In a typical application, process automation systems can replace 5 to 75 processing line employees, resulting in labor cost savings and improved yield sufficient to pay for the system in less than one year, as well as providing significant improvements in product quality.

The global food processing industry has been in a consolidation period for approximately three years. Market conditions suggest further consolidation in the future. The Company believes the resulting food processing companies are financially stronger, and yet are faced with the need to improve profitability while satisfying external pressures to hold or reduce prices for their own products and provide safer products to the consuming public. Since the Company’s equipment results in higher product yields, improved product quality and safety, as well as reduced processing costs, the Company believes these surviving companies will have increased interest in the Company’s products to satisfy these needs, allowing for expanded sales into the food processing industry in future years. In 2001 and 2002, the consolidation in the food processing industry, as well as weaker general economic conditions, have resulted in the Company’s customers delaying investment in its products. Certain sectors, such as vegetable processing, are beginning to increase capital equipment spending, some of which has occurred subsequent to fiscal 2002. Barring any major regional economic depression or political turmoil, the Company believes that the recent increases in capital equipment spending will continue, although a cautious approach by customers is still evident.

Non-food Industries – Tobacco, Pharmaceuticals & Plastics

Processors in non-food industries are also implementing systems solutions to reduce costs, increase yields, and produce higher quality products that are safe for consumers.

The largest non-food processing market is the tobacco industry. With the acquisition of AMVC and its subsidiary SRC Vision, which has an installed base of over 100 automated inspection systems in the tobacco industry, the Company significantly increased its potential opportunities in this market and may be able to introduce additional products to tobacco customers. At present, the pharmaceutical, plastics and other non-food industries represent a relatively small share of the Company’s sales and installed base. However, to further its growth strategy, the Company is actively pursuing expansion into new markets, such as chemical and plastics, recycled paper, and wood chips. The Company believes that many additional applications for its products exist in both food and non-food markets, particularly in the area of automated process control.

Products

The Company has developed a modular family of product lines that can be configured in a variety of ways and integrated to provide complete solutions for specific applications. Advances in any one module can therefore benefit a number of the Company’s products. Despite the incorporation of sophisticated technology, the Company’s products can be operated by plant personnel with minimal specialized training and are built to withstand the harsh environments found in processing plants.

The following table sets forth sales by product category for the periods indicated:

	Fiscal Year Ended September 30,
	2002	2001	2000
	(in thousands)
Automated inspection systems	$24,965	$26,884	$24,002
Process systems	25,767	27,050	26,414
Parts and service/contracts	19,502	19,020	16,996

Net sales	$70,234	$72,954	$67,412

Service and maintenance contracts are less than 10% of total net sales and therefore are summarized with parts.

The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2002	2001	2000
Automated inspection systems	39%	39%	40%
Process systems	28%	32%	28%
Parts and service/contracts	33%	29%	32%

Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and eliminate defects, most often during processing of raw products. The Company’s systems within this group include the ADR® and Tegra® systems, representing the fourth generation of automated inspection systems designed by Key Technology; PrismTM and Tobacco Sorter IITM and Tobacco Sorter 3TM designed by SRC Vision; and the new Optyx® and Prism IITM automated inspection systems, designed by design teams of the merged companies. All systems are now manufactured at the Walla Walla manufacturing facility.

Nearly all systems in this group use proprietary linear array charged coupled device (“CCD”) monochromatic, color or multi-spectral cameras. Each of the cameras scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 4,000 times per second and can identify defects as small as 1/16 of an inch (1.5 mm) in diameter. Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product. Systems with color cameras are required when a variety of defect and product colors occur simultaneously or when the difference in shading between the defective and the good product is more subtle. In 1998, the Company developed multi-spectral systems which utilize either infrared or ultraviolet technologies, individually or in combination with visible light, to identify defects that may not be detectable by using solely visible light spectra.

Tegra System. In fiscal 1996, the Company introduced its fourth generation of automated inspection system sorters. Named Tegra, this generation of automated inspection systems incorporates a number of technological and mechanical advances that result in significant improvements to processing efficiency and product throughput with higher recovery and defect-removal rates. Certain present and potential applications for Tegra systems include potato products, green beans, dried beans, corn, carrots, peas, spinach and other leafy vegetables, pears, nuts, grains, coffee, recycled commodities such as paper and plastic, and tobacco.

Tegra incorporates object-specific IntelliSortTM technology. IntelliSort sorting technology recognizes not only color and size, but also shape. This capability provides a solution to previously difficult sorting problems, such as differentiation between green beans and green bean stems. Tegra cameras are capable of high fidelity color-image processing to scan product at a rate of over 4,000 times per second, offering a sensitivity to color subtleties beyond human vision. Tegra also incorporates KeyWare® software that substantially reduces operational complexity. KeyWare consists of application packages, each specifically designed for a single product category that, together with the system’s computer hardware capability and networking software, support all standard factory control and automation interfaces. These features allow Tegra to establish data connectivity and communication with a processing plant’s computer network system.

Prism System. In 1999, SRC Vision introduced the new Prism sorting system. Designed for stable performance in challenging environments, Prism has gained strong acceptance in segments of the fruit, vegetable and snack food markets. It uses a novel broad-band illumination system, and is designed to require minimal maintenance. In addition to present and potential applications in potato products, vegetables, fruits, plastics, and snack foods, Prism adds specific applications with products such as dehydrated potato flakes, plastic flake and peaches.

Prism incorporates a new image processing module, the “Advanced Vision Processor” (“AVPTM“). Introduced concurrently with Prism, AVP uses a high speed serial processor to convert color camera signals into product separation actions. It incorporates the latest in high frequency bus architecture, and incorporates cameras that have eight times the color resolution of previous generations. Designed for flexibility, AVP is comprised of modules that provide an on-going upgrade path, minimizing sustaining development costs, and maximizing the effective life of the design. AVP uses a powerful combination of a high speed “super-pipelined” sorting engine with a Windows NT-based user interface. An internal communication network enables detailed self-diagnosis to be performed on many system components.

In November 2002, the Company introduced the new Prism II. This product incorporates the same capabilities and strengths as its predecessor in a more economical design, enabling the Company to improve on the less-than-satisfactory gross margins available on the earlier version of the machine.

Tobacco Sorter II and Tobacco Sorter 3. The tobacco industry has special requirements in the handling and sorting of its tobacco products, which vary in size and moisture content and other properties depending upon the type of product being produced and the point of handling and inspection. SRC Vision’s Tobacco Sorter 3 (TS3), introduced worldwide in 2001, utilizes the machine vision engine of the Prism System in a specially constructed frame, enclosure, and material handling arrangement to meet the specific product inspection requirements of this industry. In addition to the large installed base of its predecessor, Tobacco

Sorter II, the new TS3 has now been installed successfully in North America, Latin America, Europe and Asia. Customers have benefited from TS3’s improved color resolution, significantly enhanced data communications capability, and reduced maintenance requirements.

Optyx System.  In fiscal 2001, the company developed and introduced its new automated inspection system named Optyx. The Optyx system was developed by the combined research and development organizations of Key Technology and SRC Vision. The new sorter incorporates the best technologies of both companies to create a sorter that maintains the power and sorting capabilities of a large sorter in an economical and compact machine. Optyx employs the advanced camera, lighting, image processing, and ejection technologies used in the Tegra and Prism products. The lower cost Optyx system is ideal for smaller processors and lower volume processing lines which were previously unable to justify the expense of a larger sorter. Present and potential applications include the Company’s traditional potato, fruit, vegetable and tobacco markets. The Company is pleased with the market acceptance of this product, with more than 18 units shipped in fiscal 2002.

ADR System.  The Company’s ADR systems are used to transport, inspect and remove defects from french fry potatoes. The Company believes its ADR system is the principal optical inspection and defect removal system used in the french fry processing industry. The Company’s full-capacity ADR systems can process up to 27,000 pounds of product per hour.

Pharmaceutical Inspection System.  In fiscal 1996, the Company purchased certain inventory, trademarks and patents related to a pharmaceutical inspection product line, the I-300 Pharmaceutical Inspection System, from the Imaging Division of Oncor, Inc. Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals, including tablets, capsules and soft gel caps for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules. The pharmaceutical inspection system also verifies and detects color, size, location and shape defects at processing rates of over one million pieces per hour. Sales of this product line are a minor contributor to automated inspection system revenues.

Process Systems

Conveying and other custom designed processing systems are utilized throughout the food industry, as well as other industries, to move large quantities of product within a processing plant. The Company’s process systems include the Iso-Flo®, Horizon™, Marathon™, and Impulse™ vibratory conveyor systems. The Farmco acquisition added another significant product group that is made up of mechanical sizing, sorting, separating and grading equipment. In addition, the product line includes food pumping systems, belt conveyors, spiral elevators and other custom designed conveying technologies.

Iso-Flo Vibratory Conveying Systems.  The Company’s principal specialized conveying system is its Iso-Flo vibratory conveyor system, which was introduced in 1978. The Iso-Flo conveyor is a type of pan conveyor. Pan conveyors are common throughout industries that process product streams of discrete pieces, especially the food processing industry. Pan conveyors move product pieces by vibrating the pan at high frequency along a diagonal axis, upward and forward. This action propels the product ahead in small increments and distributes it evenly for close control of movement and presentation.

Iso-Flo systems are used in a variety of processing applications, including potato products, vegetables and fruits (green beans, peas, carrots, corn, peaches, pears, cranberries and apples), snack foods, cereals, pet foods, poultry, seafood and certain nonfood products.

Most Iso-Flo conveyors are custom designed and engineered by the Company to customer specifications. As a result of the Company’s research and development activities in fiscal 1999 and 2000, it expanded its family of vibratory conveyors with the introduction of three new products in the first quarter of fiscal 2000. These products were the Horizon™, the Impulse™ and the Marathon™ conveying systems. During fiscal 2002, activity in research and development focused on product enhancement options, including vibration sensors, conveying methods and materials, and added automation and control technologies for all process systems.

The Horizon is a horizontal motion vibratory conveyor that uses a gentle conveying action to move fragile foods, such as snacks, cereals and seasoned/coated products, through the processing stages. The design of the Horizon eliminates vertical bounce of the processor’s product. The revised product action results in reduced costs to the processor due to reduced product damage, reduced seasoning/coating loss and elimination of condiment build-up on the conveying surface.

The Impulse is a line of electromagnetic conveyors which combine the advantage of quick start/stop with precise metering control. Additionally, the Impulse conveyor drive systems are oil-free, which limits the potential for contamination and improves the safety of edible food products. This conveyor system was developed for packaging applications in snack food, dry ingredient, chemical and pharmaceutical processing.

The Marathon is the Company’s longest conveyor and moves product up to 100 feet or more on a single conveyor bed. This conveyor is targeted for use in high volume applications such as corn, green beans and other bulk conveying markets to maximize the processor’s production efficiency.

The mechanical sizing, sorting, separating, and grading products are used in many food processing systems. These proprietary rotary sizing and grading technologies optimize yield, increase packaging efficiency, and improve product quality primarily by removing small irregular-shaped pieces of product from the line or separating product into predetermined size categories. In combination with other Company-provided equipment, these products can increase overall line efficiency and systems capability.

Food Pumping Systems and Belt Conveyors.  The Company’s hydro food pumping systems are used to transport food items over distances and elevations in processing plants. A typical pumping system consists of a stainless steel contoured tank and food pump to propel the product through lengths of piping to a water removal/product spreading subsystem. The systems can be configured so that food processing functions, such as blanching, cooling and cutting, can also occur during pumping. The Company also designs and manufactures belt conveyors using a variety of belt materials and frame configurations.

Preparation Systems.  The Company designs and manufactures raw food preparation systems to prepare vegetables prior to freezing, canning or other processing. Products in this group include blanchers, air cleaners, air coolers, froth flotation cleaners, vegetable metering systems, and bulk handling equipment. These products represent the Company’s most mature product line. Sales of these products over the years have formed a customer base for sales of other Company products and are also establishing a customer base in markets in developing countries.

Preparation system revenues may also include a variety of third-party supplied equipment and installation services which are sold as components of larger processing lines, for which the Company has assumed turn-key sales responsibility. In fiscal 2002 and 2001, the Company did not sell significant third-party products for which it assumed turn-key sales responsibility. In fiscal 2000, these third-party supplied products accounted for approximately $1.8 million of the $26.4 million total net sales of process systems. However, during fiscal 2002, the Company accepted an order from a customer in the tobacco industry for which it assumed turn-key sales responsibility that includes approximately $600,000 of third-party supplied products for shipment in fiscal 2003, and anticipates continuing its strategy of pursuing such opportunities.

Parts and Service/Contracts

The Company provides spare parts and post-sale field and telephone-based repair services to support its customers’ routine maintenance requirements and seasonal equipment startup and winterization processes. In response to increasing customer demand for maintenance and parts services, the Company introduced a new multi-tier service product offering named UpTime™ in fiscal 1999. During fiscal 2000 the Company tested the ability to supply remote diagnostics in the UpTime™ offering and began selling this service as UpTime Connection® in Fiscal 2001. The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth. In fiscal 2001, to help increase parts and maintenance service revenues and provide a higher level of customer service, the Company realigned its service organization so that field service personnel are now geographically located closer to its customers throughout the world. This strategy contributed to revenue growth and improved gross margins in parts and service in fiscal 2002. The Company also typically provides system installation support services which are included in the sales price of certain of its products, principally automated inspection systems.

Customers and Markets

The Company’s primary market is the food processing industry. The largest markets for the Company’s products have been processors of potatoes, vegetables and snack foods. The Company has also experienced recent success in the dry product markets, which include cereals and pet food. The Company believes many additional applications for its systems exist in both food and non-food markets.

The principal potato market served by the Company’s systems is french fries. French fries comprise approximately 90% of the over eight billion pounds of frozen potato products processed annually in the United States. The expansion of American-style fast food chains in other countries is resulting in development of the frozen french fry market overseas. The current investment in new french fry processing facilities is occurring outside the United States but has slowed in the Company’s fiscal 2001 and 2002, reflecting a reduced global growth rate. The Company’s diversification strategies during this same period have resulted in less dependence on this industry although it continues to be a strategically important market segment.

The Company’s products are used in the fruit and vegetable processing market where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable market segments for the Company are green beans, corn, carrots, peas, onions, apples, pears, cranberries and peaches.

In non-food markets, the Company’s principal market is the tobacco industry. The Company’s products provide tobacco companies sorting capability to remove impurities and foreign matter from a stream of stripped tobacco. The Company believes market growth for tobacco systems shows great promise based upon the high degree of acceptance demonstrated by its customers and the significant size of the worldwide tobacco processing market. Additionally, the Company expects that the tobacco market may provide opportunities for expanded sales of process systems to compliment new and existing installations of automated inspection systems.

Export and international sales for the fiscal years ended September 30, 2002, 2001 and 2000 accounted for 42%, 49% and 41% of net sales in each such year, respectively. Most export sales of products manufactured in the United States for shipment into international markets other than Europe and Australia/New Zealand have been denominated in U.S. dollars. Sales into Europe of systems, spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies, most commonly Euros. Sales into Australia/New Zealand are typically denominated in their local currency. In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase the sales prices in local currencies of the Company’s products in international markets; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. Additional information regarding export and international sales is set forth in Note 15 to the Company’s Consolidated Financial Statements for the year ended September 30, 2002.

During fiscal 2002, 2001 and 2000, sales to McCain Foods represented approximately 16%, 17% and 14% of total net sales, respectively. While the Company believes that its relationship with McCain is satisfactory, the loss of this customer could have a material adverse effect on the Company’s results of operations.

The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington; Medford, Oregon; and Redmond, Oregon. The Company’s subsidiary, Key Technology B.V., provides sales and service to European customers. The Company’s subsidiary, Key Technology Australia Pty. Ltd., provides sales and service to customers primarily in Australia and New Zealand.

Engineering, Research and Development

At September 30, 2002, the Company’s research and development department had 50 employees who conduct new product research and development and sustaining engineering for released products. The Company’s engineering department had 45 employees engaged in project engineering for custom systems. The Company’s technical staff includes electronic, mechanical and software engineers, mathematicians and technical support personnel.

The Company’s project engineering teams are responsible for engineering and designing the details of each custom order. A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

In fiscal 2002, the Company’s research and development expenses, together with engineering expenses not applied to the manufacturing costs of products, were approximately $4.5 million, compared to $5.4 million and $5.3 million in 2001 and 2000, respectively.

Manufacturing

The Company maintains three domestic manufacturing facilities, two located in Walla Walla and one in Redmond, Oregon, and a European manufacturing facility located in The Netherlands. The Company’s current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies. Manufacturing activities include process engineering; cutting, welding, fabrication and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration. The Company manufactures specific products in the following locations:

Location	Size in Square Feet	Products/Services Produced
Walla Walla, Washington	150,000	Automated Inspection Process Systems Parts and Service
Walla Walla, Washington	100,000	Process Systems
Redmond, Oregon	19,000	Process Systems
		Parts and Service
Beusichem, The Netherlands	45,000	Process Systems Parts and Service
Beusichem, The Netherlands	18,000	Parts warehouse Future manufacturing expansion

The Company manufactures certain of its products to Underwriters Laboratories, United States Department of Agriculture and Occupational Safety and Health Administration standards. The Company’s domestic manufacturing processes in its Walla Walla operations originally became qualified in January 1995 for certification to the ISO-9001 quality management and assurance standards. Those specific operations were audited in fiscal 2001 and found to be compliant. During fiscal 2002, the Company embarked upon recertification under the new ISO-9001:2000 standards, with onsite audits at each facility in the United States, including the Redmond and Medford facilities, taking place early in fiscal 2003. Each of those facilities became certified to the ISO-9001:2000 quality standard in November 2002. Certain of the Company’s products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards.

Certain components and subassemblies included in the Company’s products are obtained from single-source or sole-source suppliers. The Company attempts to ensure that adequate supplies are available to maintain manufacturing schedules. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of certain sources of supply could have an adverse effect on the Company’s results of operations and relations with customers.

Backlog

The Company’s backlog as of September 30, 2002 and September 30, 2001 was approximately $15.1 million and $12.5 million, respectively. Gross orders exceeded shipments of Company products by $2.6 million in fiscal 2002. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders. The Company believes backlog is a meaningful indicator of future financial results only in the short-term, as it typically ships products ordered within eight to thirteen weeks from the date of receipt. Large multiple-unit system orders or orders for systems in high demand may result in longer delivery times and make backlog an imprecise indicator of short-term results. Orders for fiscal 2002 included a $5.0 million order from a large french fry customer for installation outside the United States. Shipment of this order is expected to occur during the Company’s first and second quarters of fiscal 2003.

Competition

The markets for automated inspection systems and process systems are highly competitive. Important competitive factors include price, performance, reliability, and customer support and service. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices. Certain of the Company’s competitors may have substantially greater financial, technical, marketing and other resources. The Company’s principal competitors are believed to be FMC Technologies, Inc., Heat & Control, Sortex Ltd., the Pulsarr B.V. and Elbicon N.V. subsidiaries of Barco N.V., Kiremko B.V., and BEST N.V. During fiscal 2002, the Company encountered additional small competitors entering its markets, including introductions of three potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies. It is too early to determine whether any of these recent market entrants will be successful in addressing the strenuous processing needs of this or other industries. As the Company enters new markets, it expects to encounter new niche competitors.

Patents and Trademarks

The Company currently holds fifty-three United States patents issued from 1988 through 2002 and twenty-one issued by other countries, the first of which expires in calendar 2002. As of December 4, 2002, fifteen other national patent applications have been filed and are pending in the United States and other countries and four international applications have been filed that are awaiting the national phase. The Company has twenty-six registered trademarks and no pending applications for trademarks.

The Company also attempts to protect its trade secrets and other proprietary information through proprietary information agreements and security measures with employees, consultants and others. The laws of certain countries in which the Company’s products are or may be manufactured or sold may not protect the Company’s products and intellectual property rights to the same extent as the laws of the United States. The Company is currently evaluating the protections available to its intellectual property in China, which has been a significant source of orders for its tobacco sorters and has seen the recent introduction of three potentially competing sorters.

Employees

At September 30, 2002, the Company had 489 full-time employees, including 212 in manufacturing, 95 in engineering, research and development, 124 in marketing, sales and service, and 58 in general administration and finance. A total of 112 employees are located outside the United States. The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products. Of the total employees at September 30, 2002, 20 were contract employees. None of the Company’s employees in the United States are represented by a labor union. The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union. The Company has never experienced a work stoppage, slowdown or strike. While the Company considers its employee relations to be excellent, it is also recognizes that increased stresses have been placed on employees as a result of the employment cut-backs and other business pressures as management has brought the Company back to profitability during fiscal 2002 after the economic challenges of fiscal 2001. During fiscal 2002, fulltime employees were reduced by approximately 10% from a total of 543 at the beginning of the year.

ITEM 2.   PROPERTIES.

The Company owns or leases the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	150,000	Leased with option to purchase within the lease term	2015	none
Walla Walla, Washington	Manufacturing, research and development, sales and marketing	100,000	Leased with option to purchase beginning January 1, 2002	2005	2010
Medford, Oregon	Research and development, sales and marketing (1)	16,000	Leased	2007	none
Medford, Oregon	Vacant Lot	50,000	Owned (2)
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2003	2008
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2008	2013
Beusichem, The Netherlands	Parts warehouse, future manufacturing expansion	18,000	Owned	n/a	n/a

(1)
In fiscal 2001, the manufacturing activities previously performed in Medford were moved to the Company’s 150,000 square foot facility in Walla Walla. The Company sold its partially-vacant Medford facility in April 2002 and leased back a small portion of the building.

(2)
The Company originally acquired 150,000 square feet of vacant land in conjunction with the acquisition of AMVC. Subsequently, the Company has sold 100,000 square feet to various third parties. Based upon these transactions and the number and quality of continuing inquiries, the Company expects to sell the remaining property at or above its book value.

ITEM 3.   LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 4, 2002, the Company was not a party to any material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

Shares of the Company’s common stock are quoted on the Nasdaq National Market System under the symbol “KTEC”. The following table shows the high and low bid prices per share of the Company’s common stock by quarter for the two most recent fiscal years ended September 30:

	High	Low
Fiscal 2002
1st Quarter	$3.360	$2.150
2nd Quarter	3.800	2.350
3rd Quarter	5.000	2.996
4th Quarter	6.139	4.600

Fiscal 2001
1st Quarter	$8.938	$4.125
2nd Quarter	8.250	5.188
3rd Quarter	7.250	4.050
4th Quarter	5.040	2.040

The source of these quotations for the Company’s common stock was the Nasdaq OnlineSM Internet site.

The Company had approximately 1581 beneficial owners of its common stock, of which 192 are of record, as of December 4, 2002.

The Company has not historically paid dividends on its common or preferred stock. The Board of Directors does not anticipate payment of any dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The current credit facility with the Company’s principal domestic bank restricts the payment of dividends.

Series B Convertible Preferred Stock

Shares of the Company’s Series B convertible preferred stock were issued in the merger with AMVC on July 12, 2000. The Series B Convertible Preferred stock was traded on the Nasdaq SmallCap Market under the symbol “KTECP” until December 2, 2002. At that date, the Company voluntarily delisted the Series B preferred because a majority of the shares had been redeemed for cash. The Series B preferred shares are now traded on the over-the-counter market known as the “pink sheets” under the symbol “KTECP.PK.”

The following table shows the Nasdaq SmallCap Market high and low bid prices per share on of the Company’s Series B convertible preferred stock by quarter for the two most recent fiscal years ended September 30:

	High	Low
Fiscal 2002
1st Quarter	$5.020	$2.560
2nd Quarter	5.400	3.260
3rd Quarter	7.600	4.520
4th Quarter	10.190	7.470

Fiscal 2001
1st Quarter	$7.266	$6.438
2nd Quarter	7.625	6.875
3rd Quarter	7.500	6.270
4th Quarter	7.100	4.700

The source of these quotations for the Company’s Series B convertible preferred stock was the Nasdaq OnlineSM Internet site.

The Company had approximately 549 beneficial owners of its Series B convertible preferred stock, of which 69 are of record, as of December 4, 2002.

Each whole share of Key Technology Series B convertible preferred stock is:

•	convertible at the election of the holder at any time for 2/3 of a share of Key Technology common stock; or
•	redeemable at the election of the holder for $10.00 in cash; or
•
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

The Series B convertible preferred stock is not entitled to dividends. If a dividend is declared payable on the outstanding common stock, the holders of Series B convertible preferred stock are entitled to the dividend that would be payable on the common stock into which the Series B may be converted.

Warrants

Warrants were issued in the merger with AMVC on July 12, 2000. The warrants were traded on the Nasdaq SmallCap Market under the symbol “KTECW” until December 2, 2002. At that date, the Company voluntarily delisted the warranted because a majority of the warrants had been redeemed for cash. The warrants are now traded on the over-the-counter market known as the “pink sheets” under the symbol “KTECW.PK.”

The following table shows the Nasdaq SmallCap Market high and low bid prices of the Company’s warrants by quarter for the two most recent fiscal years ended September 30:

	High	Low
Fiscal 2002
1st Quarter	$9.750	$9.700
2nd Quarter	9.800	9.700
3rd Quarter	9.750	8.600
4th Quarter	10.150	9.610

Fiscal 2001
1st Quarter	$9.875	$9.750
2nd Quarter	10.000	9.875
3rd Quarter	9.890	9.813
4th Quarter	9.860	9.800

Each whole warrant:
•	entitles the holder to purchase a share of Key Technology common stock for $15.00; or
•	is redeemable at the election of the holder for $10.00 in cash.

Warrants do not accrue any dividends or interest until exercised and then only to the extent inuring to the benefit of the common shares for which they are exercised.

ITEM	6. SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2002 has been derived from the audited consolidated financial statements of the Company. The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.

	Fiscal Year Ended September 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Earnings (Loss) Data:
Net sales	$70,234	$72,954	$67,412	$69,531	$54,132
Cost of sales	42,352	47,186	42,412	43,838	34,884

Gross profit	27,882	25,768	25,000	25,693	19,248
Operating expenses	23,486	28,190	25,302	21,022	18,085
Gain (loss) on sale of assets	883	76	(20)	(3)	(6)

Income (loss) from operations	5,279	(2,346)	(322)	4,668	1,157
Other income (expense)	(997)	(1,340)	200	493	232

Earnings (loss) from continuing operations before income taxes	4,282	(3,686)	(122)	5,161	1,389
Income tax (benefit) expense	1,503	(1,343)	(168)	1,632	464

Net earnings (loss) from continuing operations	$2,779	$(2,343)	$46	$3,529	$925
Earnings (loss) on discontinued operation (net of tax)	39	(2,581)	(379)	—	—
Losses on early extinguishment of debt (net of tax)	(471)	—	—	—	—
Change in accounting principle (net of tax)	(4,302)	—	—	—	—

Net earnings (loss)	(1,955)	(4,924)	(333)	3,529	925
Accretion of mandatorily redeemable preferred stock	(582)	(939)	(235)	—	—

Net earnings (loss) available to common shareholders	$(2,537)	$(5,863)	$(568)	$3,529	$925

Net earnings (loss) from continuing operations per share – basic and diluted	$0.46	$(0.69)	$(0.04)	$0.75	$0.20

Net earnings (loss) from discontinued operation per share – basic and diluted	$0.01	$(0.55)	$(0.08)	$—	$—

Losses on early extinguishment of debt per share – basic and diluted	$(0.10)	$—	$—	$—	$—

Change in accounting principle per share – basic and diluted	$(0.90)	$—	$—	$—	$—

Earnings (loss) per share – basic and diluted	$(0.53)	$(1.24)	$(0.12)	$0.75	$0.20

Cash dividends per share	$—	$—	$—	$—	$—

Shares used in per share calculation – basic	4,759	4,740	4,723	4,707	4,692

Shares used in per share calculation – diluted	4,759	4,740	4,723	4,711	4,721

	September 30,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term Investments	$1,707	$738	$6,535	$6,403	$6,333
Working capital	7,673	10,722	25,202	22,973	18,949
Property, plant and equipment, net.	6,407	11,436	13,784	8,582	9,584
Total assets	49,820	74,841	85,417	44,420	39,357
Current portion of long-term debt	1,668	11,739	3,447	304	579
Long-term debt, less current portion	3,747	6,581	19,483	722	1,103
Mandatorily redeemable preferred stock and warrants	3,467	13,531	17,105	0	0
Shareholders’ equity	23,602	25,711	31,465	32,657	29,315

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                 OPERATIONS.

Introduction

The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems, integrating electro-optical inspection, sorting and process systems.

The Company consists of Key Technology, Inc. which directly owns four subsidiaries: Key Technology FSC, Inc., a foreign sales corporation (FSC); Key Holdings USA LLC; Key Technology Australia Pty. Ltd.; and Key Technology AMVC LLC (inactive). Key Holdings USA LLC owns Suplusco Holdings B.V., its European subsidiary, which owns Key Technology B.V. Key Technology AMVC LLC owns Applied Laser System, Inc. (inactive). The Company manufactures products in Walla Walla, Washington; Redmond, Oregon; and Beusichem, The Netherlands.

The Company acquired Farmco and AMVC on June 1, 2000 and July 12, 2000, respectively. The operations of the acquired entities have been integrated into the operations of the Company and are included in the consolidated financial statements from their respective acquisition dates. These acquisitions account for a large portion of the fluctuation in income and expense items between fiscal years 2002, 2001 and 2000.

Application of Critical Accounting Policies

The Company has identified its critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financial statement item to which they relate, or because they require management judgment to make estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates, which management believes have the most significant effect on the financial statements are set forth below:

•	Revenue recognition
•	Allowances for doubtful accounts
•	Valuation of inventories
•	Long-lived assets and Statement of Financial Accounting Standards (“SFAS) No. 142
•	Reserves for warranties
•	Accounting for income taxes

Management has discussed the development and selection of these critical accounting estimates with the audit committee of the Company’s board of directors, and the audit committee has discussed the related disclosures in the MD&A section.

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectibility is reasonably assured. During fiscal 2002, some customers were more aggressive in requiring additional contractual commitments from the Company before final acceptance of equipment and associated transfer of title could occur, which has resulted in additional deferrals of revenue recognition. Increased customer contractual obligations may affect revenue recognition on an increased, yet indeterminate, amount of shipments in future periods. At September 30, 2002, the Company had deferred $1.5 million of revenue compared to $0.9 million for the year ended September 30, 2001.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payment and progress payments on significant customer projects and by requiring secured forms of payment for customers with uncertain credit profiles or locations in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of September 30, 2002 the balance sheet included allowances for doubtful accounts of $386,000. Actual charges to the allowance for doubtful accounts for fiscal 2002 and 2001 were $75,000 and $62,000, respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net profits.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing such inventory minimization strategies as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At September 30, 2002, cumulative inventory adjustments to lower of cost or market totaled $2.3 million compared to $2.4 million for the year ended September 30, 2001. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins and may adversely affect the borrowing base available under the Company’s credit facilities.

Long-lived assets and SFAS No. 142.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. As of September 30, 2002, the Company held $19.0 million of property, plant and equipment and other intangible assets, net of depreciation and amortization. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on the reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value, a charge to income from continuing operations and a reduction to net profit in the affected period, and may affect the Company’s ability to meet the tangible net worth covenant of it credit facilities.

The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. As a result of the implementation of this change in accounting principle, the Company recorded an impairment of goodwill associated with the automated inspection systems reporting unit, effective at the beginning of the fiscal year, of $4.4 million, and related income tax benefits of $71,000. The Company determined there was no impairment to the $2.5 million of goodwill associated with the process systems reporting unit. The impairment of goodwill was reported as a change in accounting principle, which is reported separately from the results of continuing operations, and included separate earnings per share disclosures. Any impairment of intangible assets subsequent to the adoption of SFAS No. 142 would be reported as a charge to income from continuing operations and a reduction in net profit in the affected period.

Reserves for warranties.  The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components, and therefore warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing latent defects and design errors on individual large projects. The Company believes that the accounting estimate related to reserves for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of September 30, 2002, the balance sheet included warranty reserves of $869,000, while $2.4 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $748,000 and warranty charges of $2.4 million for the year ended September 30, 2001. If the Company’s actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would decrease, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at September 30, 2002, due to anticipated utilization of all tax deferred tax assets. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net income.

Results of Operations

For the fiscal years ended September 30, 2002, 2001 and 2000, the Company’s net sales were $70.2 million, $73.0 million, and $67.4 million, respectively. Sales of parts and service/contracts increased by 3%, which was more than offset by decreases in sales of automated inspection systems and process systems of 7% and 6%, respectively, in fiscal 2002 compared to fiscal 2001. The Company did not experience any significant “turn-key” sales in fiscal 2002 or 2001 as compared to fiscal 2000 where turn-key sales were approximately $1.8 million. Net sales in fiscal 2001 increased by 8% compared to fiscal 2000. Sales of automated inspection systems, process systems and parts and service/contracts increased by 12%, 2%, and 12%, respectively, in fiscal 2001 compared to fiscal 2000. During fiscal 2001, the Company experienced the benefits of the acquisitions of Farmco and AMVC made in the third and fourth quarters of fiscal 2000, as the incremental net sales from acquisitions accounted for the revenue growth in all product categories in fiscal 2001. Acquired product lines, exclusive of parts and service, contributed approximately 19% and 17% of the systems sold in fiscal 2002 and 2001, respectively. The acquisition of AMVC also helped accelerate the Company’s strategy of diversification, as net sales of non-food systems, principally to the tobacco industry, represented 10% and 12% of system sales in fiscal 2002 and 2001, respectively. Parts and service/contract net sales increased by 12% in fiscal 2001 over fiscal 2000 as a result of the acquisitions of Farmco and AMVC made in fiscal 2000.

The incremental net sales from acquired product lines were partially offset by decreased net sales from the Company’s traditional business- the food processing industry in the United States- during both fiscal 2002 and fiscal 2001. The soft markets experienced in fiscal 2001 continued through much of fiscal 2002 as sales to the food processing industry continued to be unfavorably affected by market factors including:

•	Further consolidation among food processors, which resulted in delayed investments in capital equipment by the Company’s customers.
•	Softness in the vegetable industry caused by processed inventories carried over from the previous season and lower prices for customers’ products.
•
The continuing relatively high energy costs in certain sectors of the Company’s markets which contributed to cost pressures and reduced spending by customers for both new equipment and maintenance expenditures for parts and service.

•	The strength of the U.S. dollar in world markets, which has made U.S.-manufactured goods relatively more expensive to international customers.

These factors began to reverse during the fourth quarter of fiscal 2002. Reduction of interest rates both during and subsequent to the end of fiscal 2002, easing of energy costs, weakening of the U.S. dollar on world markets and improved health of customers in the vegetable industry have begun to show some favorable effects as new orders have increased subsequent to the close of fiscal 2002. There can be no assurance that these recent market changes will be sustainable.

Export and international sales accounted for 42%, 49% and 41% of total net sales in fiscal 2002, 2001 and 2000, respectively. International sales decreased in fiscal 2002 to a proportion of total sales similar to previous years as a result of a non-recurrence of a large french fry project in Europe during fiscal 2002. European customers represented the largest market for such international sales in each of the three fiscal years.

Gross profit was 40%, 35% and 37% of sales in fiscal 2002, 2001 and 2000, respectively. The gross margin, as a percentage of net sales in fiscal 2002 as compared to fiscal 2001, benefited from improvements in efficiencies across most product lines, including improvements in utilization of production and service capacity, and cost-cutting measures taken during fiscal 2001 and the first quarter of fiscal 2002. Automated inspection systems gross margins, as a percent of net sales, increased by seven percentage points in fiscal 2002 over fiscal 2001, principally as the result of a 65% decrease in other costs of sale, largely due to improved utilization of manufacturing facilities, with a lesser contribution coming from decreased warranty costs. The gross margins for process systems between fiscal 2002 and fiscal 2001 were comparable, with improvements in manufacturing efficiencies offset by increases in warranty expenses, due principally to two french fry projects in Europe. The Company does not anticipate the recurrence of warranty costs due to similar causes as those experienced on these two projects. Parts and service/contracts gross margins, as a percent of net sales, increased by eight percentage points in fiscal 2002 from fiscal 2001, principally as the result of improved utilization of field service personnel. The gross margin, as a percentage of net sales in fiscal 2001 as compared to fiscal 2000, suffered from decreased margins in automated inspection systems and in parts and service/contracts, partially offset by increased margins in process systems. Automated inspection systems gross margins, as a percent of net sales, decreased by four percentage points in fiscal 2001 from fiscal 2000, principally as the result of a 62% increase in warranty costs, the underutilization of manufacturing facilities and the accounting treatment of acquired inventories. Parts and service/contracts gross margins, as a percent of net sales, decreased by eight percentage points in fiscal 2001 from fiscal 2000, principally as the result of underutilization of field service personnel due to customer cutbacks in maintenance spending, and the costs associated with cross-training of service personnel on all product lines. The gross margins for process systems improved principally as a result of better cost control, and because the Company did not experience any lower margin turn-key sales in fiscal 2001 as compared to $1.8 million of turn-key sales in fiscal 2000.

Operating expenses decreased by 17% to $23.5 million in fiscal 2002 from $28.2 million in fiscal 2001 and $25.3 million in fiscal 2000, and represented 33%, 39% and 38% of net sales in each such year, respectively. During fiscal 2001 and the first quarter of fiscal 2002, the Company implemented significant cost reduction programs, which resulted in reduced operating expenses in all areas for fiscal 2002 when compared to the prior fiscal year. A small portion of the expense decrease during fiscal 2002, approximately 1% of sales, was the result of the Company’s implementation of SFAS 142, resulting in reduced amortization expense. Operating expenses in fiscal 2001 include a full year of operating expenses and amortization of intangibles of acquired companies, while fiscal 2000 included such expenses for approximately one quarter.

Selling and marketing expenses decreased by 19% to $10.7 million in fiscal 2002 from $13.2 million in fiscal 2001 and $12.8 million in fiscal 2000, and represented 15%, 18% and 19% of net sales in each such year, respectively. In fiscal 2002, selling and marketing expenses decreased principally due to reductions in programs and the associated manpower. At the same time, the Company invested in improved sales coverage in the Asia Pacific area with the opening of its new office in Australia. In fiscal 2001, selling and marketing expenses increased 4% over fiscal 2000, principally due to the expenses contributed by the acquisitions. During fiscal 2000, the Company also increased investment in new product promotions related to four new products introduced in fiscal 2000 and expanded sales coverage to new European and Latin American markets.

Research and development expenses decreased by 17% to $4.5 million in fiscal 2002 from $5.4 million in fiscal 2001 and $5.3 million in fiscal 2000, and represented 6%, 7% and 8% of net sales in each such year, respectively. Activities in fiscal 2002 focused on extending the capabilities and applications of the technologies contained in Optyx, Tegra and Prism, and development of new inspection technologies. Research and development expenses in fiscal 2001 increased by approximately 2% compared to 2000. The reduced levels of research and development expenses experienced in fiscal 2002 were the result of the full integration of the research and development activities of the acquired companies.

General and administrative expenses decreased 7% to $7.0 million in fiscal 2002 from $7.5 million in fiscal 2001, which was an increase from $5.7 million in fiscal 2000, and represented 10%, 10% and 9% of net sales in each such year, respectively. General and administrative expenses decreased in fiscal 2002 compared to fiscal 2001 as a result of elimination of nonrecurring and redundant costs experienced in fiscal 2001 as the Company integrated the acquisitions made in fiscal 2000. These cost savings were partially offset by increased accounting and legal costs incurred during fiscal 2002 with regard to the SFAS 142 implementation and work on alternatives to meet the potential preferred stock redemption obligation. General and administrative expenses increased in fiscal 2001 by approximately 31% compared to fiscal 2000 as a result of a full year of combined operations in fiscal 2001 as compared to only a partial year in fiscal 2000.

The 37% decrease in amortization of intangibles, representing 1% of net sales, for fiscal 2002 when compared to fiscal 2001 is the result of implementation of SFAS 142, which eliminated amortization of goodwill and certain intangible assets. Fiscal 2001 included a full year of amortization of acquired intangibles as compared to only a partial year in fiscal 2000. The Company obtained independent appraisals of the fair market value of the AMVC intangible assets acquired. Acquired intangible assets, including patents, existing technologies, trademarks, trade names and purchased customer development, are amortized over the shorter of their remaining lives or periods of 10 to 15 years. A one-time charge of $800,000 associated with the write-off of acquired in-process research and development was recorded immediately subsequent to the acquisition of AMVC in the Company’s fourth quarter of fiscal 2000.

During fiscal 2003, the Company anticipates increases in its insurance rates for both the employee benefit coverage and the risk management packages as a result of independent market factors. Losses incurred by carriers as a result of terrorist attacks and the well-publicized cases of corporate malfeasance, together with general increases in health coverages, may result in increases, with estimates ranging from 14% to 30% or even more. While the Company has not received formal quotes in relation to any prospective renewals, market indicators point toward possible increases that may increase general and administrative expenses by as much as $350,000 to $700,000 during fiscal 2003.

Other income and expense includes interest income and expense, royalty income and other income or expense from miscellaneous sources. Net interest expense in fiscal 2002 was $734,000 compared to $1.5 million in fiscal 2001 and $48,000 in fiscal 2000. The decrease in net interest expense in fiscal 2002 compared to fiscal 2001 resulted from decreases in interest rates, both as a result of reductions in prime rate and reduced rates on refinanced debt, and decreases in total debt as a result of the Company’s strategy of applying cash generated from operating activities to debt reduction. The increase in net interest expense in fiscal 2001 compared to fiscal 2000 resulted from increased interest expense on long-term debt arising from the acquisitions in the third and fourth quarter of fiscal 2000 and lower interest earnings as a result of lower invested cash and cash equivalents, and short-term investment balances. During fiscal 2002, as part of the Company’s efforts to establish alternatives to meet the potential obligation arising from the redemption of preferred stock, the Company embarked upon a tender offer to holders of that stock. With the success of the refinance of the Company’s credit facilities, which provided funds for redemption, the tender offer was discontinued and $270,000 of associated costs were charged to other expense. The Company also recognized loan amortization costs of $144,000 for fiscal 2002 while fiscal 2001 and 2000 had no such costs. During fiscal 2002, the Company received royalty payments of $9,000 compared to total royalty income of $131,000 in fiscal 2001 and $110,000 in fiscal 2000. As part of a settlement agreement entered into during 1997, the Company received royalty payments through fiscal 2001 related to the sale of certain equipment to a selected market. The Company recognized royalty income from this agreement of $122,000 in fiscal 2001 and $71,000 in fiscal 2000. During fiscal 2002, the Company recognized foreign currency transaction gains totaling $80,000 on cash and accounts receivable held primarily in Euros and Dutch guilders. This compares to foreign currency transaction gains of $242,000 and foreign currency transaction losses of $407,000 in fiscal 2001 and 2000, respectively.

The Company’s effective income tax rate was a tax expense of 35.1% in fiscal 2002, compared to tax benefits of 36.5% and 137.2% in fiscal 2001 and fiscal 2000, respectively. The effective tax expense or tax benefit rate varies from the statutory rate of 34% due to permanent differences in tax obligations arising from extra-territorial income exclusions, research and development tax credits, and other permanent differences. The larger variance from statutory rates in fiscal 2000 compared to fiscal 2002 and 2001 is principally due to the small taxable net loss reported for fiscal 2000 compared to larger taxable earnings or loss for the other fiscal years. As a percentage of pre-tax earnings or losses, the tax effect of permanent differences is lower in magnitude as pre-tax earnings or losses move in either direction from zero.

On October 31, 2001, the Company completed the sale of its wholly-owned subsidiary, Ventek, Inc, which supplied machine vision systems to the forest products industry. Ventek was acquired as part of the acquisition of AMVC. The Company’s strategic objective when it purchased AMVC was to acquire SRC Vision (SRC), which the Company believes yielded the expected synergies. The Company did not experience the same synergies with Ventek, which served different markets. Ventek was also adversely affected by the slowdown in the forest products industry during fiscal 2000 and fiscal 2001, resulting in a decreased financial contribution to the consolidated group. The sale of Ventek continued the efforts the Company has taken in fiscal 2001 and 2002 to reduce costs and improve its financial results. As a result of the sale of Ventek, the Company recorded a loss on the sale of discontinued operations of approximately $2.1 million, net of tax, in fiscal 2001. The Company also reported net earnings from this discontinued operation of $39,000 net of tax in fiscal 2002, compared to net losses from the discontinued operation of $436,000 and $379,000, net of tax, for fiscal 2001 and 2000, respectively. See Note 2 to the Company’s Consolidated Financial Statements for a more complete description of the sale of Ventek.

During the second quarter of fiscal 2002, the Company restructured its credit facility with its senior lender and, in the fourth fiscal quarter, refinanced its credit facility with a new senior lender. Each of these activities resulted in the expensing of unamortized loan origination fees as extraordinary items. In addition, during the third quarter of fiscal 2002, the Company sold its surplus manufacturing facility in Medford, Oregon, moved its Medford staff into a smaller leased portion of that same facility and paid off the mortgage secured by that facility. The early payoff of the mortgage resulted in a prepayment penalty and write-off of associated unamortized loan costs, which was expensed as an extraordinary item. The total charge for extraordinary items during fiscal 2002 was $471,000, net of tax, compared to no such charges in either fiscal 2001 or 2000. A recent accounting pronouncement which becomes effective in the fiscal 2003 will likely require that these charges be restated as part of net income from continuing operations; therefore, the Company expects to reclassify these charges when it reports and compares the results of operations in fiscal 2003 to fiscal 2002.

Net earnings from continuing operations for fiscal 2002 was $2.8 million, or $0.46 per diluted share, compared with a net loss from continuing operations of $2.3 million, or $0.69 per diluted share, for fiscal 2001 and net earnings of $46,000, or net loss per diluted share of $0.04, for fiscal 2000. Net earnings or loss for each period is adjusted by the accretion of mandatorily redeemable preferred stock in calculating the associated earnings per share. The increase in net income from continuing operations in fiscal 2002 was due to the cost-cutting measures employed in late fiscal 2001 and early 2002 to reduce spending and return the Company to profitability, and improvements in gross margins and operating expenses from the non-recurrence of merger-related and integration charges incurred in fiscal 2001, which totaled $3.4 million, or $2.1 million after tax. The increase in the net loss in fiscal 2001 compared to fiscal 2000 resulted principally from decreased gross margins due to an increase in warranty costs, integration and overhead costs associated with the combination of the service and manufacturing organizations resulting from the AMVC acquisition and the required accounting treatment of acquisition-related inventories.

The Company reported a net loss for fiscal 2002 of $2.0 million, or $0.53 per diluted share, after giving effect to earnings or losses from discontinued operations and the losses due to the extraordinary item and change in accounting principle. This compares to a net loss of $4.9 million, or $1.24 per diluted share, in fiscal 2001 and a net loss of $333,000, or $0.12 per diluted share, in fiscal 2000. The reported basic and diluted earnings or loss per share for the respective periods are the same, due to the anti-dilutive effect of the common share equivalents.

Liquidity and Capital Resources

The Company successfully generated cash as a result of profitable continuing operations and asset management in fiscal 2002. The Company strengthened its balance sheet and improved normal operating and balance sheet ratios by utilizing cash flows from operating and investing activities to reduce interest-bearing debt and redeem preferred stock and warrants.

During fiscal 2002, net cash provided by operating activities totaled $11.2 million compared to $2.7 million and $4.3 million in fiscal 2001 and 2000, respectively. Cash provided by operating activities in fiscal 2002 was favorably affected by non-cash expenses reflected in the Consolidated Statement of Earnings (Loss) such as depreciation and amortization of $3.8 million, the non-cash charge for the change of accounting principle of $4.3 million and non-cash tax expense of $1.5 million due to application of deferred income taxes resulting from the application of net operating loss and tax benefit carryovers from previous years, much of which was acquired with the AMVC acquisition. The Company expects that these tax benefits and carryovers will be fully utilizable in reducing cash tax payments for fiscal 2003 and beyond. In addition, cash provided by operating activities was affected by a decrease in accounts receivable of $6.0 million, a decrease in inventory of $0.8 million, income tax refunds or other reductions to income tax receivables of $0.8 million, increases in payroll, commissions and other liabilities netting $0.1 million and an increase in customer deposits of $1.1 million. These cash inflows were partially offset by a decrease in accounts payable of $4.1 million, an increase in prepaid expenses and other current assets of $0.7 million, and a decrease in income taxes payable of $0.3 million. These changes in the balance sheet are a result of management’s focus on cash generation through aggressive asset management, particularly in the fairly liquid areas such as accounts receivable, inventory and customer deposits. Cash generated from these sources provided funds to decrease accounts payable to more comfortable levels and reduce the interest-bearing debt to provide borrowing capacity for redemption of preferred stock and warrants late in fiscal 2002. While management continues a strategic focus on cash generation through profitable operations and asset management, it does not expect to see the levels of cash inflows from asset management that were achieved in fiscal 2002. Days sales in accounts receivable, a large source of cash inflows during fiscal 2002, are as good as the Company has been able to achieve at any point in its recent history. Management does expect to maintain gains accomplished in fiscal 2002, while dedicating additional attention to inventory turns to improve the Company’s return on assets employed.

Cash provided by operating activities in fiscal 2001 was also favorably affected by non-cash expenses reflected in the Consolidated Statement of Earnings (Loss) such as depreciation and amortization of $4.5 million and the non-cash charge for loss on the operation and sale of the discontinued operation of $2.6 million, partially offset by the non-cash tax benefits which increased deferred income taxes by $1.3 million. These deferred tax benefits were added to existing carryovers of net operating losses and other tax benefits, which were available to reduce the cash tax requirement in future fiscal years. During fiscal 2001, cash provided by operating activities was adversely affected by an increase in accounts receivable totaling $4.2 million that resulted from slower payment patterns of certain European customers and the grant of extended payment terms to certain customers. During fiscal 2000, cash was generated by a decrease in accounts receivable totaling $4.2 million that resulted principally from a decrease in sales volume and improved accounts receivable management. Operating activities during 2001 provided $5.1 million in cash from a decrease in inventory compared to $1.3 million provided by a decrease in inventories in fiscal 2000. Increases in trade accounts payable, income taxes payable and a decrease in prepaid expenses, partially offset by decreases in accrued payroll liabilities, accrued customer support and warranty costs, other accrued liabilities and customer deposits provided cash of $1.3 million during fiscal 2001. By comparison, decreases in trade accounts payable, accrued payroll liabilities, income taxes payable, other accrued liabilities, and increases in prepaid expenses, utilized cash totaling $6.3 million during fiscal 2000.

Net cash resources from investing activities totaled $7.4 million in fiscal 2002, coming principally from the sale of the Company’s Ventek subsidiary and its Medford manufacturing facility. This compares to the sale of property totaling $478,000 in fiscal 2001, while fiscal 2000 had no such activities. Acquisitions of capital equipment totaled $532,000, $545,000 and $2.2 million during 2002, 2001 and 2000, respectively. At September 30, 2002, the Company had no material commitments for capital expenditures. In fiscal 2000, the Company used $16.2 million of cash to acquire AMVC and Farmco during the third and fourth quarters. There were no purchases or sales of short-term investments in fiscal 2002 or fiscal 2001, compared to net proceeds of $1.0 million arising from the sale and purchase of short-term investments in fiscal 2000. Short-term investments were sold in fiscal 2000 to finance a portion of the acquisition of AMVC and Farmco during that year. The Company’s overall cash strategy since fiscal 2000 has been to utilize cash to reduce interest-bearing debt rather than build large cash reserves.

Financing activities were affected in fiscal 2002 by the refinance of the Company’s credit facilities, which resulted in $15.1 million in new long-term debt, payments on or retirements of long-term debt totaling $23.5 million, redemption of $8.7 million of preferred stock and warrants and payment of a $516,000 prepayment penalty on the early extinguishment of debt upon the sale of the Company’s Medford facility. Financing activities were affected in fiscal 2001 by cash generated from short-term borrowings of $2.0 million. There were no short-term borrowings in fiscal 2000. The Company repaid long-term debt during fiscal 2001 and 2000 totaling $5.6 million and $2.8 million, respectively. Cash flows from the issuance of long-term debt totaled $18.2 million for fiscal 2000 with no such issuances in fiscal 2001. Proceeds from the issuance of common stock under the Company’s employee stock option and stock purchase plans during fiscal 2002, 2001 and 2000 totaled $49,000, $71,000 and $146,000, respectively. During fiscal 2001 and 2000, the Company redeemed for cash warrants totaling $2.1 million and $703,000, respectively. During fiscal 2001, the Company redeemed for cash all of its series C preferred stock totaling $2.4 million.

At September 30, 2001, the Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4,500,000. The operating line expired November 30, 2001 and was repaid. Borrowings under the operating line were $2,000,000 at September 30, 2001.

In January 2002, the Company refinanced its domestic credit accommodation. The refinanced domestic credit accommodation was secured by all of the personal property of the Company and contains covenants which require the maintenance of a debt service coverage ratio and limit capital expenditures. As a result of this refinancing, a loss on the early extinguishment of debt of $68,000 less related income tax benefits of $24,000 was recorded as an extraordinary item.

On August 9, 2002, the Company again refinanced its credit facility with a new credit facility provided by a new principal lender. The new credit facility includes a credit accommodation totaling $18.0 million in the United States consisting of a term loan of $4.0 million, a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a $4.0 million standby line of credit. The revolving credit facility and the standby line of credit mature on July 31, 2003. The term loan requires quarterly payments of principal of $200,000 beginning November 2002 and matures on July 31, 2007. The standby line of credit reduces in amount of availability beginning November 1, 2002 by the greater of $1,000,000 or 50% of net cash generated from operations for the previous fiscal quarter. The refinanced term loan and operating line bear interest at the Wall Street Journal prime rate plus 1% per annum, which totaled 5.75% at September 30, 2002, while the standby line of credit, should it be utilized, bears interest at the Wall Street Journal prime rate plus 2% (6.75% at September 30, 2002). The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants, effective beginning August 31, 2002, which require the maintenance of a defined debt service ratio, a defined net worth balance and ratio, minimum working capital and current ratio, and minimum profitability. As a result of this refinancing, a loss on the early extinguishment of debt of $135,000, less related income tax benefits of $49,000, was recorded as an extraordinary item. At September 30, 2002, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $7.4 million under the revolving credit facility. At September 30, 2002, borrowings were $6.6 million under this facility, and borrowings under the term loan and standby line of credit were $4.0 million and $500,000, respectively.

Additionally, the Company entered into a new credit accommodation with a commercial bank in The Netherlands to provide a credit facility for its European subsidiary. This credit accommodation totals €3.3 million and includes a term loan facility of €826,000, an operating line of the lesser of €1.5 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.0 million. The term loan facility increased the existing term loan by an additional €500,000 in October 2002, which requires quarterly payments of principal and matures in August 2012. It is secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate plus 1.75%, which at September 30, 2002 totaled 5.75%. At September 30, 2002, the Company had no borrowings under this facility except the existing term loan of approximately €326,000.

The Company made significant progress in addressing the liquidity and credit risks it faced in 2002. Although its financial condition has improved significantly, the Company still faces certain risks in these areas. The Company’s new revolving credit facilities contain covenants which require certain levels of performance in operations and balance sheet ratios with which continuing compliance may be difficult if market conditions deteriorate. An event of default could accelerate the due date of principal payments, prevent the Company from borrowing under its credit facility or renewing its credit facility when it expires, or make it more difficult for the Company to obtain replacement or additional financing in the future on terms favorable to the Company. The new facility is secured by substantially all the Company’s assets, thus limiting the Company’s alternatives in securing additional financing. Although the Company does not anticipate any event of default, there can be no assurance the Company will be in compliance with the borrowing agreement covenants in the future.

The Company’s operating, investing and financing activities during fiscal 2002 resulted in an increase of cash and cash equivalents totaling $1.0 million, compared to a decrease totaling $5.7 million in fiscal 2001. The balance of cash and cash equivalents totaled $1.7 million, $0.7 million and $6.4 million at the end of fiscal 2002, 2001 and 2000, respectively.

On October 31, 2001, the Company completed the sale of Ventek, Inc. to Veneer Technology, Inc. The Company received a cash payment of approximately $3.6 million, a deferred payment obligation of approximately $900,000 and the tender for cancellation of Veneer Technology’s holdings of Key Technology Series B convertible preferred stock having a stated redemption value of $2.0 million. The cash proceeds from the sale were used to pay down Company debt and increase cash reserves.

In connection with the acquisition of AMVC, the Company issued Series B Convertible Preferred stock, Series C Convertible Preferred stock and warrants, each of which carries conversion or redemption privileges. A complete description of these instruments is contained in the Company’s Registration Statement on Form S-4, Post-Effective Amendment No. 1, filed March 23, 2001. The Series C Convertible Preferred stock was fully redeemed during fiscal 2001 for $2.4 million. A brief description of the securities outstanding at November 30, 2002 is as follows:

•
Outstanding Series B Convertible Preferred stock totaled 191,616 shares. Each share is convertible at any time at the election of the holder for 2/3 share of the Company’s Common stock, or redeemable at the election of the holder for $10.00 per share.

•
Outstanding warrants totaled 60,489. Each five-year warrant entitles the holder to purchase one share of the Company’s Common stock for $15.00 or is redeemable at $10.00 per warrant at any time at the election of the holder.

As of November 30, 2002, if all remaining holders were to redeem their preferred stock and warrants at the earliest possible time, the cash requirements would have been $2.5 million. On December 2, 2002, the Company delisted the Series B Convertible Preferred stock and the warrants, which had previously traded on the Nasdaq SmallCap Market under the symbols “KTECP” and “KTECW”, respectively. At that date, the majority of these securities had been redeemed for cash. The securities were delisted due to the small number of outstanding shares and warrants that were available for trading and the minimal trading volume.

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2002 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Long-term debt *	$11,398	$7,967	$1,741	$1,690	$—
Capital lease obligations	613	297	287	29	—
Operating leases	12,777	1,196	2,497	2,548	6,536
Warrant redemption obligations **	652	652	—	—	—
Series B redemption obligations **	2,815	2,815	—	—	—

Total contractual cash obligations	$28,255	$12,927	$4,525	$4,267	$6,536

* Includes the revolving credit line, term loan and mortgage payments on the Company’s owned facility in Europe.

** If all remaining potential redemption claims associated with the warrants and Series B preferred were submitted, payment could be accommodated within the credit limits of the Company’s credit facility, and would be reflected on the above table as a reduction to warrants and Series B with a like increase in long-term debt due in less than one year.

		Amount of commitment expiration by period
Other commercial commitments	Total amounts committed	Less than 1 year	1-3 years	4-5 years	After 5 years
	(In Thousands)
Revolving line of credit **	$10,000	$10,000	$—	$—	$—
Standby letters of credit	300	300	—	—	—

Total contractual cash obligations	$10,300	$10,300	$—	$—	$—

** Balance of this revolving line of credit at September 30, 2002 was $6.6 million, payment of which is included in the payments due schedule above.

The Company believes its principal lender will renew the Company’s revolving credit line when it matures in July 2003, principally due to the improvements in the Company’s operating results and balance sheet and the outlook for continued profitability in fiscal 2003. The anticipated renewal of the credit line would reduce the cash payment requirements due in less than one year by $6.6 million, reducing the expected total cash payments on contractual obligations to an amount well within the Company’s cash generation expectations for fiscal 2003.

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

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective October 1, 2002 but may be early adopted. SFAS No. 144 addresses accounting and reporting of all long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company has early adopted the provisions of SFAS No. 144 related to discontinued operations (see Note 2 to the Company’s consolidated financial statements).

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

In November 2002, the Emerging Issues Task Force (EITF) ratified a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for the Company beginning October 1, 2003. Issue No. 00-21 addresses accounting and reporting of a company’s delivery or performance of multiple products, services, and/or rights customers might have to use a company’s held assets to fulfill its’ needs, with delivery or performance that may occur at different points in time or over different periods of time. Management is currently evaluating the effects of this issue on the Company’s consolidated financial statements.

ITEM	7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. Dollar against the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros, U.S. Dollars, or to a far lesser extent, the respective legacy currencies of its European customers. The terms of sales to customers in Australia/New Zealand are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia/New Zealand, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company’s domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At September 30, 2002, the Company was not a party to any currency hedging transaction. As of September 30, 2002, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $130,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

During the Company’s fiscal 2002, the Euro gained a net of 7% in value against the U.S. dollar. During the first half of fiscal 2002, the Euro lost 5% of its value against the US Dollar, but recovered in the second half with a 12% gain against the dollar when measured against the rate at September 30, 2001. The effect of the weaker dollar on the operations and financial results of the Company were:

•
Translation adjustments of $379,000, net of income tax, were recognized as a component of comprehensive income in the Company’s Statement of Shareholders’ Equity as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

•
Foreign exchange gains of $80,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables and cash carried on the balance sheet of the European operations.

A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially moreprofitable to the Company when denominated in a foreign currency. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales.

The Company anticipates that the reduction of U.S. interest rates both during and subsequent to the close of the year ended September 30, 2002 will result in a corresponding reduction of customers’ cost of capital, which had previously delayed certain projects. However, there can be no assurance that customers in the Company’s markets will maintain or increase their investment in Company products as a result of changes in the cost of capital and other market or economic factors.

Under the Company’s current credit facilities the Company may borrow at the lender’s prime rate plus between 100–200 basis points. At September 30, 2002, the Company had $11.1 million of borrowings which had variable interest rates. During the year then ended, interest on its various credit facilities varied from 3.738% to 6.75%. At December 4, 2002, the rate was 5.25%. As of September 30, 2002 management estimates that a 100 basis point change in the interest rate would affect net income before taxes by approximately $111,000 on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

Key Technology, Inc.
Walla Walla, Washington

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of earnings (loss), shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
November 7, 2002

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001
(In thousands)

	2002	2001

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,707	$738
Trade accounts receivable, net	7,556	13,072
Inventories	13,969	14,461
Deferred income taxes	1,730	1,884
Prepaid expenses and other assets	1,477	824
Assets held for sale	—	8,460

Total current assets	26,439	39,439
PROPERTY, PLANT, AND EQUIPMENT, Net	6,407	11,436
DEFERRED INCOME TAXES	3,472	5,376
OTHER ASSETS	940	108
GOODWILL AND OTHER INTANGIBLES, Net	12,562	18,482

TOTAL	$49,820	$74,841

(Continued)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001
(In thousands, except shares)

	2002	2001
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Short-term borrowings	$6,596	$2,000
Accounts payable	1,437	5,395
Accrued payroll liabilities and commissions	2,769	2,533
Accrued customer support and warranty costs	999	1,015
Income tax payable	—	338
Other accrued liabilities	1,969	1,061
Customers’ deposits	3,328	2,200
Current portion of long-term debt	1,668	11,739
Liabilities held for sale	—	2,436

Total current liabilities	18,766	28,717
LONG-TERM DEBT	3,747	6,581
DEFERRED INCOME TAXES	238	301
COMMITMENTS AND CONTINGENCIES
MANDATORILY REDEEMABLE PREFERRED STOCK	2,815	12,705
WARRANTS	652	826
SHAREHOLDERS’ EQUITY:
Preferred stock - no par value; 5,000,000 shares authorized; none issued and outstanding
Common stock - no par value; 15,000,000 shares authorized; 4,767,206 and 4,751,346 issued and outstanding 2002 and 2001, respectively	9,456	9,407
Retained earnings	14,970	17,507
Accumulated comprehensive loss	(824)	(1,203)

Total shareholders’ equity	23,602	25,711

TOTAL	$49,820	$74,841

(Concluded)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
THREE YEARS ENDED SEPTEMBER 30, 2002
(In thousands, except per share data)

	2002	2001	2000
NET SALES	$70,234	$72,954	$67,412
COST OF SALES	42,352	47,186	42,412

Gross profit	27,882	25,768	25,000

OPERATING EXPENSES:
Selling	10,733	13,248	12,777
Research and development	4,467	5,371	5,278
General and administrative	6,963	7,487	5,734
Amortization of intangibles	1,323	2,084	713
In-process research and development	—	—	800

Total operating expenses	23,486	28,190	25,302

GAIN (LOSS) ON SALE OF ASSETS	883	76	(20)

INCOME (LOSS) FROM OPERATIONS	5,279	(2,346)	(322)

OTHER INCOME (EXPENSE):
Royalty income	9	131	110
Interest income	109	126	379
Interest expense	(843)	(1,673)	(427)
Other, net	(272)	76	138

Total other income (expense)—net	(997)	(1,340)	200

Earnings (loss) from continuing operations before income taxes	4,282	(3,686)	(122)
Income tax (benefit) expense	1,503	(1,343)	(168)

Net earnings (loss) from continuing operations	2,779	(2,343)	46

Earnings (loss) from discontinued operation (net of income tax)	39	(436)	(379)
Loss on sale of discontinued operation (net of income tax)	—	(2,145)	—

Total earnings (loss) from discontinued operation	39	(2,581)	(379)

(Continued)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
THREE YEARS ENDED SEPTEMBER 30, 2002
(In thousands, except per share data)

	2002	2001	2000
Net earnings (loss) before extraordinary item and change in accounting principle	$2,818	$(4,924)	$(333)
Extraordinary item:
Losses on early extinguishment of debt, net of tax	(471)	—	—
Change in accounting principle, net of tax	(4,302)	—	—

NET LOSS	(1,955)	(4,924)	(333)
Accretion of mandatorily redeemable preferred stock	(582)	(939)	(235)

Net loss available to common shareholders	$(2,537)	$(5,863)	$(568)

Net earnings (loss) from continuing operations per share—basic and diluted	$0.46	$(0.69)	$(0.04)

Net earnings (loss) from discontinued operation per share—basic and diluted	$0.01	$(0.55)	$(0.08)

Net earnings (loss) before extraordinary item and change in accounting principle per common share—basic and diluted	$0.47	$(1.24)	$(0.12)

Net loss from extraordinary item per common share—basic and diluted	$(0.10)	$—	$—

Net loss from change in accounting principle per common share—basic and diluted	$(0.90)	$—	$—

LOSS PER SHARE—Basic and diluted	$(0.53)	$(1.24)	$(0.12)

SHARES USED IN PER SHARE CALCULATION—Basic	4,759	4,740	4,723

SHARES USED IN PER SHARE CALCULATION—Diluted	4,759	4,740	4,723

(Concluded)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2002
(Dollars in thousands)

	Common Stock
			Retained	Accumulated Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
Balance at October 1, 1999	4,713,995	$9,183	$23,938	$(464)	$32,657
Components of comprehensive income (loss):
Net loss			(333)		(333)
Comprehensive loss - foreign currency translation adjustment, net of tax				(770)	(770)

Total comprehensive loss					(1,103)

Accretion of mandatorily redeemable preferred stock			(235)		(235)
Issuance of common stock upon exercise of stock options	11,500	85			85
Issuance of stock for Employee StockPurchase Plan	8,065	61			61

Balance at September 30, 2000	4,733,560	9,329	23,370	(1,234)	31,465
Components of comprehensive income (loss):
Net loss			(4,924)		(4,924)
Comprehensive income - foreign currency translation adjustment, net of tax				31	31

Total comprehensive loss					(4,893)
Accretion of mandatorily redeemable preferred stock			(939)		(939)
Issuance of common stock upon exercise of preferred stock and warrants	602	7			7
Issuance of stock for Employee Stock Purchase Plan	17,184	71			71

Balance at September 30, 2001	4,751,346	9,407	17,507	(1,203)	25,711
Components of comprehensive income (loss):
Net loss			(1,955)		(1,955)
Comprehensive income - foreign currencytranslation adjustment, net of tax				379	379

Total comprehensive loss					(1,576)
Accretion of mandatorily redeemable preferred stock			(582)		(582)
Issuance of stock for Employee Stock Purchase Plan	15,860	49			49

Balance at September 30, 2002	4,767,206	$9,456	$14,970	$(824)	$23,602

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2002
(In thousands)

	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,955)	$(4,924)	$(333)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss from sale of discontinued operation, net of tax	—	2,145	—
(Earnings) loss from discontinued operation, net of tax	(39)	436	379
(Gain) loss on sale of assets	(883)	(76)	20
Losses on early extinguishment of debt, net of tax	471	—	—
Foreign currency exchange (gain) loss	(80)	(242)	407
Depreciation and amortization	3,791	4,530	3,086
Change in accounting principle—provision for goodwill, net of tax	4,302	—	—
In-process research and development	—	—	800
Deferred income taxes	1,503	(1,343)	787
Deferred rent	279	26	31
Bad debt expense (recoveries)	39	63	(103)
Changes in assets and liabilities:
Trade accounts and notes receivable	5,956	(4,204)	4,171
Inventories	816	5,052	1,334
Prepaid expenses and other current assets	(651)	830	(1,181)
Income taxes receivable	831	—	—
Accounts payable	(4,063)	2,212	(659)
Accrued payroll liabilities and commissions	210	(1,259)	(665)
Accrued customer support and warranty costs	(17)	(104)	(24)
Income taxes payable	(346)	171	(314)
Other accrued liabilities	612	(735)	(3,442)
Customers’ deposits	1,081	(183)	66
Other	(696)	323	(106)

Cash provided by operating activities	11,161	2,718	4,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of short-term investments	—	—	3,500
Purchases of short-term investments	—	—	(2,519)
Proceeds from sale of subsidiary	3,577	—	—
Proceeds from sale of property	4,355	478	—
Purchases of property, plant, and equipment	(532)	(545)	(2,185)
Cash paid for acquired companies, net of cash acquired	—	—	(16,208)

Cash provided by (used in) investing activities	7,400	(67)	(17,412)

(Continued)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2002
(In thousands)

	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term borrowings	$4,596	$2,000	$—
Payments on long-term debt	(23,535)	(5,591)	(2,750)
Proceeds from issuance of long-term debt	10,500	—	18,150
Prepayment penalty on early extinguishment of debt	(516)	—	—
Redemption of warrants	(170)	(2,122)	(703)
Redemption of preferred stock	(8,559)	(2,382)	—
Proceeds from issuance of common stock	49	71	146

Cash provided by (used in) financing activities	(17,635)	(8,024)	14,843

EFFECT OF EXCHANGE RATE CHANGES ON CASH	220	(42)	(735)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	1,146	(5,415)	950
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATION	(177)	(274)	58
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	738	6,427	5,419

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,707	$738	$6,427

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$783	$1,818	$344
Cash paid (received) during the year for income taxes	(472)	(731)	880
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment obtained through capital leases	$110	$126	$96
Accounts payable paid through lease financing	—	856	—
Noncash portion of acquisitions (assumption of liabilities and issuance of mandatorily redeemable preferred stock and warrants)	—	—	33,249

(Concluded)

See notes to consolidated financial statements

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2002

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Technology, Inc. and its wholly-owned subsidiaries (the “Company”) design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment. The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries, Key Technology Holdings U.S.A., LLC, Key Technology AMVC LLC, Key Technology Australia Pty. Ltd., and Key Technology FSC, Inc., a foreign sales corporation (FSC). Suplusco Holding B.V., a wholly-owned European subsidiary of Key Technology Holdings U.S.A., LLC includes the accounts of Key Technology B.V. AMVC LLC includes the accounts of Applied Laser Systems, Inc. (inactive). All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—Sales revenue net of allowances is recognized at the time equipment is shipped to customers or when title passes, or in the case of trial units, upon the customers’ acceptance of the product. Revenue from maintenance and support contracts is recognized over the period the service is provided. Revenue from other service contracts is recognized at the time the service is provided. Upon receipt of an order, the Company generally receives a deposit which is recorded as customers’ deposits. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. An allowance for credit losses is provided based upon historical experience and anticipated losses.

In the fourth quarter of fiscal 2001, the Company adopted Emerging Issues Task Force Issue No. 00-10, Accounting for Shipping and Handling Fees and Costs (“EITF 00-10”). As a result, the Company now accounts for revenue generated by shipping products to customers as net sales. Previously, these amounts were included in other income (expense) along with the related costs incurred to ship the products. Net sales, cost of sales, and other income (expense) for prior periods have been restated to reflect EITF 00-10. This change has no effect on reported net earnings (loss) or earnings (loss) per share.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of 90 days or less at date of acquisition to be cash equivalents.

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant, and Equipment are recorded at cost and depreciated over estimated useful lives on the straight-line method. The range in lives for assets is as follows:

Years
Buildings and improvements	7 to 40
Manufacturing equipment	5 to 10
Office equipment, furniture, and fixtures	3 to 7

Goodwill and Other Intangibles—Prior to October 1, 2001, goodwill was amortized over the estimated useful lives of the related goodwill or 15 years, whichever was shorter. Beginning October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and as a result, ceased amortization of goodwill. Assessment of potential goodwill impairment is performed by the Company on an annual basis or sooner, if necessary.

Other intangibles which consist of patents, developed technologies, trademarks and trade names, and purchased customer development are amortized over the estimated useful lives of the related assets, which is 10 years for the majority of the assets. Management periodically evaluates the recoverability of other intangibles based upon current and anticipated net income and undiscounted future cash flows. Amortization of goodwill and other intangibles was $1,323,000, $2,084,000, and $713,000 for the years ended September 30, 2002, 2001, and 2000, respectively (see Note 5).

Accrued Customer Support and Warranty Costs—The Company provides customer support services consisting of installation and training to its customers. The Company also provides a warranty on its products ranging from ninety days to two years following the date of shipment. Management establishes a reserve for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience and estimates such costs for related new products where experience is not available. The provision of customer support and warranty costs is charged to cost of sales at the time such costs are known or estimable.

Income Taxes—Deferred income taxes are provided for the effects of temporary differences arising from differences in the reporting of revenues and expenses for financial statement and income tax purposes under the asset and liability method using currently enacted tax rates.

Foreign Currency Translation—Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date. Translation adjustments are shown separately in shareholders’ equity. Revenues, costs, and expenses are translated using an average rate. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of earnings (loss).

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for financial impairments based on undiscounted cash flows and will continue to evaluate them if events or changes in circumstance indicate the carrying amount of such assets may not be fully recoverable.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments—The carrying value of the Company’s cash and cash equivalents, short-term investments, accounts and notes receivable, trade payables, and other accrued liabilities approximates their estimated fair values due to the short maturities of those instruments.

Earnings Per Share—Basic earnings (loss) per share (“EPS”) has been computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net earnings (loss) available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, and the if-converted method for mandatorily redeemable preferred stock, if the common equivalent shares were not anti-dilutive. In fiscal years 2002, 2001, and 2000, all common stock equivalents were anti-dilutive. Net earnings (loss) for the calculation of both basic and diluted EPS is the same for each period presented. The calculation of the weighted average outstanding shares is as follows (in thousands):

	2002	2001	2000
Weighted average shares outstanding—basic	4,759	4,740	4,723
Common stock options and warrants	—	—	—

Weighted average shares outstanding—diluted	4,759	4,740	4,723

Options to purchase 818,933, 699,433, and 724,833 shares of common stock were outstanding as of September 30, 2002, 2001, and 2000, respectively, but were not included in the computation of diluted EPS for the year then ended because the options were anti-dilutive. These options expire on dates beginning May 2003 through February 2012. As of September 30, 2002, common equivalent shares of 187,663 and 65,162 from assumed conversion of mandatorily redeemable preferred stock and warrants, respectively, were not included in the computation of diluted EPS due to anti-dilution. As of September 30, 2001, common equivalent shares of 892,756 and 82,200 from assumed conversion of mandatorily redeemable preferred stock and warrants, respectively, were not included in the computation of diluted EPS due to anti-dilution. As of September 30, 2000, common equivalent shares of 1,091,543 and 294,551 from assumed conversion of mandatorily redeemable preferred stock and warrants, respectively, were not included in the computation of diluted EPS due to anti-dilution.

Future Accounting Changes—In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective October 1, 2003. SFAS No. 143 requires, among other things, the accounting and reporting of legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The Company is currently assessing but has not yet determined the effect of SFAS No. 143 on its financial position, results of operations, and cash flows.

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

In November 2002, the Emerging Issues Task Force (EITF) ratified a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for the Company beginning October 1, 2003. Issue No. 00-21 addresses accounting and reporting of a company’s delivery or performance of multiple products, services, and/or rights customers might have to use a company’s held assets to fulfill its’ needs, with delivery or performance that may occur at different points in time or over different periods of time. Management is currently evaluating the effects of this issue on the Company’s consolidated financial statements.

Prepaid Expense and Other Assets includes approximately $370,000 of restricted assets used as security for insurance and other contracts.

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.	DISCONTINUED OPERATION

Prior to September 30, 2001, management, with Board of Directors approval, committed to a plan to sell Ventek, Inc. (“Ventek”), a wholly-owned subsidiary that supplied machine vision systems to the forest products industry. Ventek was acquired by Key as part of its acquisition of Advanced Machine Vision Corporation (“AMVC”) in July 2000. In October 2001, the Company signed a definitive agreement to sell Ventek to Veneer Technology, Inc., a company owned by four current managers of Ventek. The terms of the sale include a cash payment of approximately $3.6 million, a note for $0.9 million and the cashless tender of Veneer Technology’s holdings of Key Technology Series B convertible preferred stock having a stated redemption value of $2.0 million. As a result of the sale of Ventek, the Company recorded a one-time charge of approximately $2.1 million, with no tax effect, in its fiscal 2001 results.

Accordingly, the financial statements for fiscal years 2000, 2001, and 2002 reflect Ventek as a discontinued operation.

For the one month of fiscal year 2002 prior to the sale, Ventek revenues were $577,000 with pre-tax earnings of $61,000. In fiscal year 2001, Ventek revenues were $4,992,000 with a pre-tax loss of $678,000. For fiscal year 2000, of which Ventek was part of the consolidated group since July 12, 2000, Ventek revenues were $1,270,000 with a pre-tax loss of $586,000.

The following assets and liabilities were reclassified as held for sale on September 30, 2001 (in thousands):

Assets held for sale:
Cash	$623
Accounts receivable	752
Inventory	2,013
Intangibles	4,902
Property, plant, and equipment and other	170

Total assets held for sale	$8,460

Liabilities held for sale:
Accounts payable	$67
Accrued payroll	178
Customer deposits	266
Deferred taxes	1,925

Total liabilities held for sale	$2,436

3.	ACQUISITIONS

Effective June 1, 2000, the Company acquired all the outstanding stock of Farmco, Inc. and its sister company, Ro-Tech, Inc. (collectively, “Farmco”). The purchase price was $5,040,000. The Company financed the cash purchase price from cash on hand, short-term investments and existing lines of credit. The acquisition was accounted for as a purchase and Farmco’s results of operations for the period subsequent to the acquisition have been included in the Company’s Consolidated Statements of Earnings for the year ended September 30, 2000. On September 29, 2000 these legal entities were statutorily dissolved and merged with the Company. The purchase price has been allocated to the assets and liabilities of Farmco based on their estimated fair values. Based on these estimates, the Company recorded approximately $1,950,000 of goodwill in its consolidated balance sheet at September 30, 2000 (see Note 5). Assets and liabilities acquired were as follows (in thousands):

Fair value of assets acquired:
Tangible assets	$1,420
Patents/developed technologies and goodwill	5,091
Cash paid for common stock, less cash acquired of $453	(4,587)

Liabilities assumed	$1,924

The amortization period for patents/developed technologies is ten years. The product lines associated with the existing technology are expected to continue to generate revenues for an extended period of time.

Effective July 12, 2000, the Company acquired all the outstanding stock of AMVC. The Company financed the purchase of outstanding common and preferred stock by issuing $11,539,000 of Series B convertible preferred stock, $2,382,000 of Series C convertible preferred stock, $3,652,000 of warrants, and by paying cash of $11,621,000. The acquisition was accounted for as a purchase and AMVC’s operations for the period subsequent to the acquisition have been included in the Company’s consolidated statements of earnings for the year ended September 30, 2000. The purchase price was initially allocated to the assets and liabilities of AMVC based on their estimated fair values. In its final allocation of purchase price, the Company recorded approximately $6,200,000 of goodwill in its Consolidated Balance Sheet (see Note 5). Assets and liabilities acquired were as follows (in thousands):

Fair value of assets acquired:
Tangible assets	$16,428
Patents/developed technologies, in-process research and development costs and goodwill	23,998
Deferred tax assets acquired	2,610

Fair value of assets acquired	43,036
Less:
Cash paid for stock, less cash acquired of $2,877	11,621
Mandatorily redeemable preferred stock issued (both Series B and Series C)	13,921
Warrants issued	3,652

Liabilities assumed	$13,842

The Company obtained independent appraisals of the fair market value of the intangible assets acquired. The Company identified eight significant categories of projects under development at the date of the acquisition. None of the projects in these categories had been proven technologically feasible or had generated revenue as of the date of the evaluation. These projects were expected to generate revenue in the near future. A one-time charge of $800,000 associated with the write-off of acquired in-process research and development was recorded upon closing of the transaction.

The Company identified 11 product categories as developed technologies. The amortization period for existing products is 10 years. The product lines associated with the developed technologies are expected to continue to generate revenues for an extended period of time.

Pro forma combined statement of operations data (excluding the discontinued operation—see Note 2), is presented as if the mergers had occurred on October 1 of fiscal 2000 (dollars in thousands, except per share data):

September 30, 2000*

Net sales	$82,933
Net loss	(3,957)
Accretion of mandatorily redeemable preferred stock	(940)
Net loss available to common shareholders	(4,897)
Pro forma net loss per share	(1.04)
Pro forma weighted average shares outstanding	4,723

*Pro forma results for the period presented include an $800,000 charge for in-process research and development resulting from the acquisition of AMVC.

4.	SALE OF BUILDING

In April 2002, the Company completed the sale of its Medford facility, which had a net book value of approximately $3.5 million, for $4.6 million and moved its remaining Medford operations into a small leased portion of the facility. The proceeds of the sale were used to retire the mortgage on the building totaling $2.8 million, requiring an early payment penalty of $516,000, resulting in net cash proceeds from the sale of $972,000 after paying the costs associated with the sale. The lease is for a five-year term at approximately $9,600 per month, plus shared occupancy costs. The base lease will be accounted for as an operating lease. As a result of the debt repayment, a loss on early extinguishment of debt of $533,000 less related income tax benefits of $192,000 was recorded as an extraordinary item.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which was effective October 1, 2002 and may be adopted early. The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result of the implementation of this change in accounting principle, the Company recorded an impairment of goodwill associated with the automated inspection systems reporting unit, based on a discontinued cash flow analysis, effective at the beginning of fiscal 2002, of $4.4 million, and related income tax benefits of $71,000. The Company determined there was no impairment of the $2.5 million of goodwill associated with the process systems reporting unit.

As of September 30, 2001, the Company had approximately $6.9 million of intangible assets which are no longer being amortized. Amortization of these assets was $749,000 and $299,000 in the years ended September 30, 2001 and 2000, respectively. In addition, amortization of goodwill and other indefinite life intangible assets included in discontinued operations was $197,000 and $49,000 in the years ended September 30, 2001 and 2000, respectively. In compliance with SFAS No. 142, the results for the prior years ended September 30, 2001 and 2000 have not been restated. A reconciliation of net loss and loss per share as if SFAS No. 142, exclusive of the changes for the impairment of goodwill, had been adopted in the prior periods is presented below.

	September 30, 2001			September 30, 2000
	As Previously Reported	Adjustments	Pro Forma	As Previously Reported	Adjustments	Pro Forma
Net earnings (loss) from continuing operations—net of tax	$(2,343)	$601	$(1,742)	$46	$222	$268

Net earnings (loss) from discontinued operation—net of tax	(2,581)	126	(2,455)	(379)	32	(347)

Net earnings (loss)	(4,924)	727	(4,197)	(333)	254	(79)

Net earnings (loss) from continuing operations per share—basic and diluted	(0.69)	0.13	(0.56)	(0.04)	0.05	0.01

Net earnings (loss) from discontinued operation per share—basic and diluted	(0.55)	0.03	(0.52)	(0.08)	0.00	(0.08)

Net earnings (loss) per share—basic and diluted	(1.24)	0.16	(1.08)	(0.12)	0.05	(0.07)

As of September 30, 2002, the Company has approximately $10.9 million of intangible assets related to patents and developed technologies with a net book value of approximately $8.0 million; $1.7 million of intangible assets related to purchased trademarks and trade names with a net book value of approximately $1.3 million; and $900,000 of intangible assets related to purchased customer development with a net book value of approximately $700,000. The significant majority of these assets are being amortized over 10 years. Amortization expense for the next five fiscal years is expected to be approximately $1.3 million per year.

6.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	September 30,
	2002	2001
Trade accounts receivable	$7,942	$13,494
Allowance for doubtful accounts	(386)	(422)

Total trade accounts receivable, net	$7,556	$13,072

7.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2002	2001
Purchased components and raw materials	$6,416	$6,099
Sub-assemblies	1,770	2,758
Work-in-process	3,550	3,299
Finished goods	2,233	2,305

Total inventories	$13,969	$14,461

8.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

	September 30,
	2002	2001
Land	$394	$1,407
Buildings and improvements	3,547	7,236
Manufacturing equipment	11,872	11,910
Office equipment, furniture, and fixtures	10,686	11,971

	26,499	32,524
Accumulated depreciation	(20,092)	(21,088)

Total property, plant, and equipment—net	$6,407	$11,436

9.	FINANCING AGREEMENTS

At September 30, 2001, the Company had a domestic credit accommodation with a commercial bank which provided for revolving credit loans and an operating line up to $4,500,000. The operating line expired November 30, 2001 and was repaid. Borrowings under the operating line were $2,000,000 at September 30, 2001.

In January 2002, the Company refinanced its domestic credit accommodation. The accompanying balance sheet as of September 30, 2001 reflects the effect of this refinancing and the new scheduled debt maturities. The refinanced domestic credit accommodation was secured by all of the personal property of the Company and contains covenants which require the maintenance of a debt service coverage ratio and limit capital expenditures. As a result of this refinancing, a loss on the early extinguishment of debt of $68,000 less related income tax benefits of $24,000 was recorded as an extraordinary item.

On August 9, 2002, the Company again refinanced its credit facility with a new credit facility provided by a new principal lender. The new credit facility includes a credit accommodation totaling $18.0 million in the United States consisting of a term loan of $4.0 million, a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a $4.0 million standby line of credit. The revolving credit facility and the standby line of credit mature on July 31, 2003. The term loan requires quarterly payments of principal of $200,000 beginning November 2002 and matures on July 31, 2007. The standby line of credit reduces in amount of availability beginning November 1, 2002 by the greater of $1,000,000 or 50% of net cash generated from operations for the previous fiscal quarter. The refinanced term loan and operating line bear interest at the Wall Street Journal prime rate plus 1% per annum, which totaled 5.75% at September 30, 2002, while the standby line of credit, should it be utilized, bears interest at the Wall Street Journal prime rate plus 2% (6.75% at September 30, 2002). The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants, effective beginning August 31, 2002, which require the maintenance of a defined debt service ratio, a defined net worth balance and ratio, minimum working capital and current ratio, and minimum profitability. As a result of this refinancing, a loss on the early extinguishment of debt of $135,000 less related income tax benefits of $49,000, was recorded as an extraordinary item. At September 30, 2002, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $7.4 million under the revolving credit facility. At September 30, 2002, borrowings were $6.6 million under this facility, and borrowings under the term loan and standby line of credit were $4.0 million and $500,000, respectively.

Additionally, the Company has entered into a new credit accommodation with a commercial bank in The Netherlands to provide a credit facility for its European subsidiary. This credit accommodation totals €3.3 million and includes a term loan facility of €826,000, an operating line of the lesser of €1.5 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.0 million. The term loan facility increased the existing term loan by an additional €500,000 in October 2002, which requires quarterly payments of principal and matures in August 2012. It is secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate plus 1.75%, which at September 30, 2002 totaled 5.75%. At September 30, 2002, the Company had no borrowings under this facility except the existing term loan of approximately €326,000.

Long-term debt consists of the following (in thousands):

	September 30,
	2002	2001
Term loan dated August 2002, variable interest payable quarterly at the bank’s prime rate plus 1% per annum (5.75% at September 30, 2002), due in quarterly principal payments of $200,000 through July 2007. Secured by business property.	$4,000	$—
Reducing non-revolving $4 million note dated August 2002, variable interest payable monthly at the bank’s prime rate plus 2% per annum (6.75% at September 30, 2002), reducing in amount quarterly beginning November 2002 by $1 million or 50% of net cash generated from operations in previous quarter, fully maturing in July 2003. Secured by business property.	500	—
Revolving credit facility dated January 2002, variable interest payable monthly at the bank’s prime rate plus 2% per annum (6.75% at January 7, 2002), due November 30, 2002. Total borrowings available based on the lesser of $10,000,000 or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. Secured by business personal property. Refinanced by credit agreement dated August 2002.	—	7,733
Term loan dated January 2002, variable interest payable monthly at the bank’s prime rate plus 2% per annum (6.75% at January 7, 2002), due in quarterly principal payments of $500,000 plus 50% of excess cash flow, as defined, subject to minimum payments through October 15, 2003. Secured by business personal property. Refinanced by credit agreement dated August 2002.	—	6,500
Mortgage note payable, interest of 8.3%, due in monthly principal and interest installments through May 2008, secured by specific property, plant, and equipment. Repaid in April 2002 as part of sale of building.	—	2,859
Note payable, interest rate of 6%, due in quarterly principal and interest installments through October 2006, secured by certain land and buildings.	302	347
Note payable, interest rate of 5.625%, due in quarterly principal and interest installments through October 2001, secured by receivables.	—	21
Capital leases, interest rates between 6% and 11%, due in principal and interest installments through September 2005, secured by certain office and manufacturing equipment.	613	860

	5,415	18,320
Current portion	(1,668)	(11,739)

Total long-term debt	$3,747	$6,581

Principal payments on long-term debt are as follows (in thousands):

Year Ending September 30
2003	$1,668
2004	1,015
2005	1,013
2006	900
2007	819
Thereafter	—

Total	$5,415

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 2002 approximates carrying value.

10.	LEASES

The Company has agreements with the Port of Walla Walla to lease two operating facilities one of which expires in 2010 and the other in 2015. The Company currently has the option to purchase the land and plant under both of the agreements. The purchase price of one facility is determined by reducing the original plant construction costs of approximately $8,800,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease. The other facility may be purchased, commencing January 1, 2002, at the appraised fair market value. The Company also has two leased operating facilities in Oregon. One lease expires in 2003 and is owned by a former employee of the Company. The other lease expires in 2007. The Company has leased an operating facility in The Netherlands. This lease expires in 2008.

Rent expense is recognized on a straight-line basis over the term of the lease. Rental expense for the Company’s operating leases referred to above was $1,248,000 for the year ended September 30, 2002, $1,202,000 for the year ended September 30, 2001, and $1,152,000 for the year ended September 30, 2000. Rental expense on the leased operating facility in Oregon which is owned by a former employee of the Company was $120,000, $120,000, and $40,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

The following is a schedule of future minimum rental payments required under the operating leases and future rental expense (in thousands):

Year Ending September 30	Rental Payments	Rental Expense
2003	$1,196	$1,262
2004	1,235	1,182
2005	1,262	1,182
2006	1,297	1,191
2007	1,251	1,136
Thereafter	6,536	6,039

Total	$12,777	$11,992

11.	MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

The Company issued 1,340,366 shares of Series B convertible preferred stock (“Series B”) at a price of $8.60 per share in conjunction with the acquisition of AMVC (see Note 3). Each share of Series B, par value of $0.01 per share, may be converted into 2/3 of a share of common stock. The Series B is convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets. The holders of Series B may require the Company to repurchase any or all of their shares at any time after July 12, 2002 at the redemption price of $10.00. If not converted to common stock or redeemed at the option of the Series B holder after July 12, 2002, the Company must redeem the Series B for $10.00 per share on July 12, 2005. The Series B was accreted from its issue price to its scheduled redemption price using the effective interest method. In connection with the sale of Ventek (see Note 2), 200,595 shares of Series B were redeemed in a cash-less tender of Veneer’s holdings.

The holders of Series B are entitled to vote on all matters based on the number of whole shares of common stock into which the holder’s stock could be converted. The holders of Series B are not entitled to any dividends. In the event of any liquidation, dissolution, or winding up of the company’s business, the holders of Series B would be entitled to a payment of $10.00 per share before any amount is distributed to holders of common stock. If assets were insufficient to permit this payment to the holders of Series B, the entire assets available for distribution to holders of capital stock would be distributed ratably among the holders of Series B.

The Company also issued 119,106 shares of Series C convertible preferred stock (“Series C”) at a price of $20.00 per share in conjunction with the acquisition of AMVC (see Note 3). In fiscal year 2001, the Series C shareholder redeemed the entire outstanding amount of its shares and warrants.

Also, the Company issued 365,222 warrants at a fair market value of $10.00 per warrant in conjunction with the issuance of the convertible preferred stock. Each warrant entitles its holder to purchase at any time for a period of five years from July 12, 2000 one share of common stock at $15.00 per share, subject to certain adjustments. The warrants permit the holder to engage in a net exercise of the warrants if the fair market value of one share of common stock is greater than $15.00 per share on the date of exercise. Prior to the expiration date of the warrant, the holder may require the Company to redeem the warrant for cash at a price equal to $10.00 for each whole share of common stock that may be purchased under the warrant. The warrant holders do not have the right to vote or participate in any matters as shareholders.

As of September 30 2002, there were 281,494 shares of Series B convertible preferred stock outstanding and 65,162 warrants which had not been redeemed or converted. During the period from July 12, 2002 through September 30, 2002, 855,910 shares of Series B preferred stock were tendered for cash.

12.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2002	2001	2000
Current:
Federal	$—	$—	$(906)
State	—	—	(49)

	—	—	(955)

Deferred:
Federal	1,370	(1,247)	736
State	133	(96)	51

	1,503	(1,343)	787

Total income tax expense (benefit)	$1,503	$(1,343)	$(168)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2002	2001
Deferred tax asset:
Reserves and accruals	$2,126	$2,091
NOL carryforward	5,756	8,150
Translation adjustment to equity	425	620
Deferred tax liability:
Accumulated depreciation	(259)	(127)
Intangible assets	(3,084)	(3,775)

Net deferred tax asset	$4,964	$6,959

Deferred tax:
Current asset	$1,730	$1,884
Long-term asset	3,472	5,376
Long-term liability	(238)	(301)

Net deferred tax asset	$4,964	$6,959

Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2002	2001	2000
Statutory rates	34.0%	(34.0)%	(34.0)%
Increase (reduction) in income taxes resulting from:
ETI/FSC deductions	(1.6)	(3.5)	(87.7)
FSC tax	—	—	30.3
R&D credit	(0.5)	(1.6)	(47.5)
State income taxes, net of federal benefit	2.0	(1.7)	(1.6)
Other permanent differences	1.2	4.3	3.3

Income tax combined effective rate	35.1%	(36.5)%	(137.2)%

At September 30, 2002, there were $20.6 million of net operating loss carryforwards which expire between 2004 and 2021, $97,000 of research and development credit carryforwards which expire between 2020 and 2022, $368,000 of foreign tax credit carryforwards which expire between 2005 and 2007, and $149,000 of AMT credit carryforwards which do not expire.

13.	SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s 1996 Employee Stock Purchase Plan (the “Plan”). Shares are not available to employees who already own 5% or more of the Company’s stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Plan. During the years ended September 30, 2002, 2001, and 2000, the Company issued shares totaling 15,860, 17,184, and 8,065, respectively, under the Plan.

Employees’ Stock Option Plan—Under the Restated Employees’ Stock Option Plan (the “ Plan”), eligible employees may receive either incentive stock options or nonstatutory stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant. The option price is fair market value determined at date of grant. The following table summarizes activity under this Plan:

	Outstanding Options
	Number of Shares	Weighted Average Price Per Share
Balance at October 1, 1999	555,983	$14.48
Options granted	298,250	$8.84
Options exercised	(11,500)	$7.00
Options forfeited	(117,900)	$14.96

Balance at September 30, 2000	724,833	$12.20
Options granted	40,000	$7.89
Options forfeited	(65,400)	$13.21

Balance at September 30, 2001	699,433	$11.86
Options granted	169,100	$2.96
Options forfeited	(49,600)	$9.85

Balance at September 30, 2002	818,933	$10.14

At September 30, 2002, the total number of shares reserved for option exercises was 1,187,483, of which 368,550 were available for grant. At that date, options for 493,958 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 2001, the total number of shares reserved for option exercises was 1,187,483, of which 488,050 were available for grant. At that date, options for 410,066 shares were exercisable at prices from $7.00 to $23.25 per share. At September 30, 2000, the total number of shares reserved for option exercises was 1,187,483, of which 462,650 were available for grant. At that date, options for 326,418 shares were exercisable at prices from $7.00 to $23.25 per share.

During 1995, FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25. The Company has computed, for pro forma disclosure purposes, the value of all stock and stock options granted under the 1996 Employee Stock Purchase Plan and the Restated Employees’ Stock Option Plan during 2002, 2001, and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for the years ended September 30, 2002, 2001, and 2000:

	2002	2001	2000
Risk-free interest rate	1.6%	3.7%	6.2%
Expected dividend yield	0%	0%	0%
Expected lives	6.0 years	5.5 years	5.5 years
Expected volatility	75%	71%	66%

Using the Black-Scholes methodology, the total value of stock options granted during 2002, 2001, and 2000 was $311,000, $192,000, and $1,598,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted under the Restated Employees’ Stock Option Plan during 2002, 2001, and 2000 was $1.94 per share, $5.03 per share, and $5.60 per share, respectively.

The total compensatory value of stock purchased under the 1996 Employee Stock Purchase Plan during 2002, 2001, and 2000 was $9,000, $12,000, and $11,000, respectively. The weighted average fair value of the stock purchased during 2002, 2001, and 2000 was $0.54 per share, $0.73 per share, and $1.34 per share, respectively.

If the Company had accounted for the Restated Employees’ Stock Option Plan and 1996 Employee Stock Purchase Plan in accordance with SFAS No. 123, the Company’s net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

	Year Ended		Year Ended		Year Ended
	September 30, 2002		September 30, 2001		September 30, 2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net loss	$(1,955)	$(2,408)	$(4,924)	$(5,542)	$(333)	$(1,083)
Loss per share—Basic and diluted	$(0.53)	$(0.63)	$(1.24)	$(1.37)	$(0.12)	$(0.28)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to October 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at September 30, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$ 2.51- 5.00	167,600	4.6	$2.96	—	$—
$ 5.00-10.00	366,433	3.4	8.56	209,058	8.51
$10.01-15.00	116,400	5.2	11.69	116,400	11.69
$15.01-20.00	92,700	4.4	17.24	92,700	17.24
$20.01-23.25	75,800	3.6	22.58	75,800	22.58

$ 2.51-23.25	818,933	4.0	$10.14	493,958	$13.06

14.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions up to 2% of each participating employee’s compensation. The Company contributed $250,000, $331,000, and $257,000 in matching funds to the plan for the years ended September 30, 2002, 2001, and 2000, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. Profit sharing plan expense was $238,000, zero, and zero for the years ended September 30, 2002, 2001, and 2000, respectively.

15.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels. Therefore, the Company reports on one segment. The following is information about products and services (in thousands).

	Year Ended September 30,
	2002	2001	2000
Net sales by product category:
Automated inspection systems	$24,965	$26,884	$24,002
Process systems	25,767	27,050	26,414
Parts and service/contracts	19,502	19,020	16,996

Total net sales by product category	$70,234	$72,954	$67,412

Net sales for service/contracts were less than 10% of total net sales for the years ended September 30, 2002, 2001, and 2000, respectively.

The following is information about geographic areas:

	Year Ended September 30,
	2002	2001	2000
Net sales:
Domestic	$40,590	$37,496	$40,030
International	29,644	35,458	27,382

Total net sales	$70,234	$72,954	$67,412

Long-lived assets:
Domestic	$16,286	$26,995	$38,306
International	2,683	3,031	3,332

Total long-lived assets	$18,969	$30,026	$41,638

During fiscal 2002, 2001, and 2000, net sales to one major customer amounted to approximately 16%, 17%, and 14% of total net sales, respectively.

During 2001, net sales to various customers in France accounted for approximately 10% of total net sales. No single geographic location accounted for more than 10% of net sales during 2000 or 2002. Location of the customer is the basis for the categorization of net sales.

16.	ROYALTY INCOME

As part of a settlement agreement entered into during 1997, the Company received royalty payments through 2001 related to the sale of certain equipment to a selected market. The payment may be reduced by a percentage of the purchases of equipment from the Company by the other party. The Company recognized royalty income from this agreement of zero, $122,000, and $71,000 during the years ended September 30, 2002, 2001, and 2000, respectively.

*  *  *  *  *  *

SUPPLEMENTARY DATA
QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2002 and 2001 (in thousands, except per share data):

	2002 Quarter Ended
	December 31,	March 31,	June 30,	September 30,	Total
Net sales	$13,945	$18,849	$19,890	$17,550	$70,234
Gross profit	5,445	7,512	8,283	6,642	27,882
Net earnings (loss) from continuing operations	(323)	867	1,731	504	2,779
Net earnings from discontinued operation	39	—	—	—	39
Net loss from extraordinary item	—	(44)	(341)	(86)	(471)
Net loss from change in accounting principle	(4,302)	—	—	—	(4,302)
Net earnings (loss)	(4,586)	823	1,390	418	(1,955)
Net earnings (loss) from continuing operations per share—basic	(0.11)	0.14	0.32	0.11	0.46
Net earnings (loss) from continuing operations per share—diluted	(0.11)	0.14	0.31	0.09	0.46
Net earnings from discontinued operations per share—basic and diluted	0.01	—	—	—	0.01
Net loss from extraordinary item per share—basic	—	(0.01)	(0.07)	(0.02)	(0.10)
—diluted	—	(0.01)	(0.06)	(0.01)	(0.10)
Net loss from change in accounting principle per share—basic and diluted	(0.90)	—	—	—	(0.90)
Net earnings (loss) per share—basic	(1.00)	0.13	0.25	0.09	(0.53)
Net earnings (loss) per share—diluted	(1.00)	0.13	0.25	0.08	(0.53)

	2001 Quarter Ended
	December 31,	March 31,	June 30,	September 30,	Total
Net sales	$18,767	$18,359	$20,518	$15,310	$72,954
Gross profit	7,156	5,739	8,156	4,717	25,768
Net earnings (loss) from continuing operations	(391)	(1,401)	585	(1,136)	(2,343)
Net earnings (loss) from discontinued operation	101	(419)	157	(2,420)	(2,581)
Net earnings (loss)	(290)	(1,820)	742	(3,556)	(4,924)
Net earnings (loss) from continuing operations per share—basic	(0.13)	(0.35)	0.08	(0.29)	(0.69)
Net earnings (loss) from continuing operations per share—diluted	(0.13)	(0.35)	0.07	(0.29)	(0.69)
Net earnings (loss) from discontinued operations per share—basic and diluted	0.02	(0.08)	0.03	(0.51)	(0.55)
Net earnings (loss) per share—basic	(0.11)	(0.43)	0.11	(0.80)	(1.24)
Net earnings (loss) per share—diluted	(0.11)	(0.43)	0.10	(0.80)	(1.24)

*  *  *  *  *  *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM	10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2002.

ITEM	11. EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2002.

ITEM	12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption “Principal Shareholders” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2002.

Equity Compensation Plan Information

The following table provides information as of September 30, 2002 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders
Restated Employees Stock Option Plan	818,933	$10.14	368,550
1996 Employees’ Stock Purchase Plan	(1)	(1)	428,013
Equity Compensation Plans Not Approved by Shareholders (2)

Total	818,933	$10.14	796,563

(1)
We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 1996 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the plan. Under the plan, eligible employees may make contributions to the plan of not more than five percent of the participant’s compensation during each pay period in the offering period. The offering periods commence quarterly beginning October 1, January 1, April 1, and July 1 of each year. Purchases are made on the last business day of each offering period at a purchase price per share equal to 85% of the fair market value of the Common Stock on the purchase date. There are 500,000 shares of Common Stock reserved under the plan.

(2)	There are no Equity Compensation Plans that have not been approved by Shareholders.

ITEM	13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM	14. CONTROLS AND PROCEDURES.

The Company’s Chairman and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding the date of this report and concluded that such controls and procedures are effective to make known to them all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since such evaluation that could significantly affect their effectiveness.

PART IV

ITEM	15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

PAGE

(a) The following documents are filed as part of this report:

1.	Financial Statements:

	Reference is made to Part II, Item 8, for a listing of required financial statements filed with this report	32

2.	Financial Statement Schedules:

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

(3.2) Registrant’s Restated Bylaws dated February 7, 2001 (filed as Exhibit 3.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference)

(10) Material contracts

(10.1)     Construction and Lease Agreement dated October 17, 1989 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

(10.2)*   Registrant’s 1989 Employees’ Stock Option Plan, as amended (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

(10.3)*   Registrant’s 401(k) Profit Sharing Plan dated May 11, 1992 (filed as Exhibit 10.6 to Amendment No. 1 to Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

(10.4)*   Registrant’s Restated 1989 Employees’ Stock Option Plan, as amended (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995 and incorporated herein by reference)

(10.5)* Registrant’s 1996 Employees’ Stock Option Plan (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)

	(10.6)*	Registrant’s 1996 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)

(10.7)
Lease Agreement dated April 18, 1996 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996 and incorporated herein by reference

(10.8)
Business Loan Agreement dated as of January 25, 1999 between Registrant and U.S. Bank National Association (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 14, 1999 and incorporated herein by reference)

(10.9)
Agreement and Plan of Merger by and among the Registrant, KTC Acquisition Corp. and Advanced Machine Vision Corporation dated February 15, 2000 as amended by Amendment No. 1 dated February 25, 2000 and as amended by Amendment No. 2 dated April 24, 2000 (filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on July 27, 2000 and incorporated herein by reference)

(10.10)
Stock Purchase Agreement by and among the Registrant, Farmco, Inc., Ro-Tech, Inc., John E. Mobley and Nancy L. Mobley dated May 16, 2000 (filed as Exhibit 2.1 to the Form 8-K filed with the Securities and Exchange Commission on May 31, 2000 and incorporated herein by reference)

(10.11)
Promissory Note dated April 24, 1998 between SRC Vision, Inc. and Bank of America National Trust & Savings Association (filed as Exhibit 10.17 to Form 10-K filed with the Securities and Exchange Commission on December 19, 2000 and incorporated herein by reference)

(10.12)
Credit Agreement and Promissory Notes dated January 10, 2002 between Registrant and U.S. Bank National Association (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2002 and incorporated herein by reference)

	(10.13)*	Registrant’s Restated Employees’ Stock Option Plan (1996 Plan as amended through July 12, 2000

	(10.14)*	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement

	(10.15)*	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 1

	(10.16)*	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 2

	(10.17)*	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 3

	(10.18)	Loan Agreement dated August 9, 2002 between Registrant and Banner Bank

	(10.19)	Revolving Note dated August 9, 2002 between Registrant and Banner Bank

	(10.20)	Term Note dated August 9, 2002 between Registrant and Banner Bank

	(10.21)	Reducing Non-Revolving Note dated August 9, 2002 between Registrant and Banner Bank
(21)	List of Subsidiaries

(23)	Consent of Deloitte & Touche LLP

(99.1)	Forward-Looking Statement Risk and Uncertainty Factors

(99.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.3)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*    Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of fiscal 2002:

1.	Registrant’s Form 8-K dated August 12, 2002 and filed with the Securities and Exchange Commission on August 14, 2002 announcing the completion of an $18.0 million credit facility with Banner Bank.

2.	Registrant’s Form 8-K dated August 15, 2002 and filed with the Securities and Exchange Commission on August 15, 2002 announcing the receipt of a $5.0 million order from the J.R. Simplot Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.

By:	/s/ Thomas C. Madsen
Thomas C. Madsen Chairman and Chief Executive Officer

By:	/s/ Ted R. Sharp
Ted R. Sharp Chief Financial Officer (Principal Financial and Accounting Officer)

December 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Madsen	December 19, 2002
Thomas C. Madsen, Chairman and Chief Executive Officer

/s/ Harold R. Frank	December 19, 2002
Harold R. Frank, Director

/s/ John E. Pelo	December 19, 2002
John E. Pelo, Director

/s/ Michael L. Shannon	December 19, 2002
Michael L. Shannon, Director

/s/ Peter H. van Oppen	December 19, 2002
Peter H. van Oppen, Director

/s/ Gordon Wicher	December 19, 2002
Gordon Wicher, Director

/s/ Ted R. Sharp	December 19, 2002
Ted R. Sharp, Chief Financial Officer (Principal Financial and Accounting Officer)

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Thomas C. Madsen, Chief Executive Officer and Chairman of Key Technology, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Key Technology, Inc., (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Thomas C. Madsen

Thomas C. Madsen
Chief Executive Officer and Chairman

December 19, 2002

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Ted R. Sharp, Chief Financial Officer of Key Technology, Inc., certify that:

1. I have reviewed this Annual Report on Form 10-K of Key Technology, Inc., (the “registrant”);

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Ted R. Sharp

Ted R. Sharp
Chief Financial Officer

December 19, 2002

KEY TECHNOLOGY, INC.
FORM 10-K
EXHIBIT INDEX

EXHIBIT NUMBER

10.13	Registrant’s Restated Employee Stock Option Plan (1996 Plan as amended through July 12, 2000)

10.14	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement

10.15	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 1

10.16	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 2

10.17	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 3

10.18	Loan Agreement dated August 9, 2002 between Registrant and Banner Bank

10.19	Revolving Note dated August 9, 2002 between Registrant and Banner Bank

10.20	Term Note dated August 9, 2002 between Registrant and Banner Bank

10.21	Reducing Non-Revolving Note dated August 9, 2002 between Registrant and Banner Bank

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

99.1	Forward-Looking Statement Risk and Uncertainty Factors

99.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002