Form 10-Q
period 2002-12-31
KEY TECHNOLOGY INC
filed 2003-02-14
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended December 31, 2002

                                       or

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

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  Yes     No  X
                                                 ---    ---

     The number of shares outstanding of the Registrant's common stock, no par value, on January 31, 2003 was 4,769,733 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2002
TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1. Financial statements
        Condensed unaudited consolidated balance sheets,
          December 31, 2002 and September 30, 2002.............................3
        Condensed unaudited consolidated statements of
          earnings (loss) for the three months ended
          December 31, 2002 and 2001...........................................4
        Condensed unaudited consolidated statements of
          cash flows for the three months ended
          December 31, 2002 and 2001...........................................6
        Notes to condensed unaudited consolidated financial statements.........7


Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................10

Item 3. Quantitative and Qualitative Disclosures About Market Risk............17

Item 4. Controls and Procedures...............................................18


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K......................................19


SIGNATURES....................................................................20

EXHIBIT INDEX.................................................................23

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND SEPTEMBER 30, 2002

------------------------------------------------------------------------------------------
                                                            December 31,     September 30,
                                                                2002              2002
                                                              ----------        ----------
                                                                    (in thousands)
                         Assets
--------------------------------------------------------
Current assets:
  Cash and cash equivalents                                    $      427        $    1,707
  Trade accounts receivable, net                                    8,376             7,556
  Inventories:
   Raw materials                                                    7,299             6,416
   Work-in-process and sub-assemblies                               5,861             5,320
   Finished goods                                                   2,141             2,233
                                                               ----------        ----------
     Total inventories                                             15,301            13,969
  Other current assets                                              3,297             3,207
                                                               ----------        ----------
Total current assets                                               27,401            26,439
Property, plant and equipment, net                                  6,064             6,407
Deferred income taxes                                               3,049             3,472
Intangibles and other assets, net                                  13,090            13,502
                                                               ----------        ----------
  Total                                                        $   49,604        $   49,820
                                                               ==========        ==========

          Liabilities and Shareholders' Equity
--------------------------------------------------------
Current liabilities:
  Short-term borrowings                                        $    3,469        $    6,596
  Accounts payable                                                  3,331             1,437
  Accrued payroll liabilities and commissions                       2,414             2,769
  Accrued customer support and warranty costs                         957               999
  Other accrued liabilities                                         2,306             1,969
  Customers' deposits                                               5,035             3,328
  Current portion of long-term debt                                 1,147             1,668
                                                               ----------        ----------
Total current liabilities                                          18,659            18,766
Long-term debt                                                      4,037             3,747
Deferred income taxes                                                 230               238
Mandatorily redeemable preferred stock and warrants                 2,508             3,467
Total shareholders' equity                                         24,170            23,602
                                                               ----------        ----------
  Total                                                        $   49,604        $   49,820
                                                               ==========        ==========



       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001

---------------------------------------------------------------------------------------------------
                                                                            2002              2001
                                                                       ----------        ----------
                                                              (in thousands, except per share data)

Net sales                                                               $   15,395        $   13,945
Cost of sales                                                                9,090             8,500
                                                                         ----------        ----------
Gross profit                                                                 6,305             5,445
Operating expenses:
  Selling                                                                    2,681             2,606
  Research and development                                                   1,209             1,199
  General and administrative                                                 1,586             1,603
  Amortization of intangibles                                                  331               331
                                                                         ----------        ----------
Total operating expenses                                                     5,807             5,739
Gain on sale of assets                                                           -                46
                                                                         ----------        ----------
Earnings (loss) from operations                                                498              (248)
Other expense                                                                 (163)             (311)
                                                                         ----------        ----------
Earnings (loss) from continuing operations                                     335              (559)
Income tax (benefit) expense                                                   114              (236)
                                                                         ----------        ----------
Net earnings (loss) from continuing operations                                 221              (323)
Net earnings from discontinued operation (net of income tax)                     -                39
                                                                         ----------        ----------
Net earnings (loss) before change in accounting principle                      221              (284)
Change in accounting principle, net of tax                                       -            (4,302)
                                                                         ----------        ----------
Net earnings (loss)                                                            221            (4,586)
Accretion of mandatorily redeemable preferred stock                              -              (204)
                                                                         ----------        ----------
Net earnings (loss) available to common shareholders                    $      221        $   (4,790)
                                                                         ==========        ==========

Net earnings (loss) from continuing operations per share
  - basic                                                               $     0.05        $    (0.11)
                                                                         ==========        ==========
  - diluted                                                             $     0.04        $    (0.11)
                                                                         ==========        ==========

Net earnings from discontinued operation per share -
  - basic and diluted                                                   $        -        $     0.01
                                                                         ==========        ==========

Net earnings (loss) before change in accounting principle
per common share
  - basic                                                               $     0.05        $    (0.10)
                                                                         ==========        ==========
  - diluted                                                             $     0.04        $    (0.10)
                                                                         ==========        ==========

       See notes to condensed unaudited consolidated financial statements.





Net loss from change in accounting principle per common
 share - basic and diluted                                              $        -        $    (0.91)
                                                                         ==========        ==========

Earnings (loss) per share
  - basic                                                               $     0.05        $    (1.01)
                                                                         ==========        ==========
  - diluted                                                             $     0.04        $    (1.01)
                                                                         ==========        ==========

Shares used in per share calculations - basic                                4,767             4,751

Shares used in per share calculations - diluted                              4,983             4,751


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001


---------------------------------------------------------------------------------------------------
                                                                         2002              2001
                                                                       ----------        ----------
                                                                             (in thousands)
Net cash provided by (used in) operating activities                   $    3,004        $     (215)

Cash flows from investing activities:
 Cash proceeds from sale of discontinued operation                             -             3,577
 Additions to property, plant and equipment                                  (95)              (21)
                                                                       ----------        ----------
  Net cash provided by (used in) investing activities                        (95)            3,556
                                                                       ----------        ----------

Cash flows from financing activities:
 Repayment of short-term borrowings                                       (3,127)           (2,000)
 Additions to long-term debt                                                 500             1,520
 Repayment of long-term debt                                                (782)                -
 Redemption of preferred stock                                              (910)                -
 Redemption of warrants                                                      (48)              (14)
 Proceeds from issuance of common stock                                       11                14
                                                                       ---------        ----------
  Net cash used in financing activities                                   (4,356)             (480)
                                                                       ---------        ----------

Effect of exchange rates on cash                                             167                40
Net increase (decrease) in cash and cash equivalents from
 continuing operations                                                    (1,280)            2,901
Net decrease in cash and cash equivalents from
 discontinued operation                                                        -              (177)
Cash and cash equivalents, beginning of the period                         1,707               738
                                                                       ----------        ----------
Cash and cash equivalents, end of the period                          $      427        $    3,462
                                                                       ==========        ==========

Supplemental information:
  Cash paid during the period for interest                            $      170        $      270
  Cash refunded during the period for income taxes                    $      (37)       $      (25)

       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three month period ended December 31, 2002 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2002 and the results of its operations and its cash flows for the three month periods ended December 31, 2002 and 2001.

2.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

3.   Comprehensive income (loss)

     The Company's consolidated comprehensive income (loss) was $557,000 and ($4,561,000) for the three months ended December 31, 2002 and 2001, respectively. The differences between the net earnings (loss) reported in the condensed unaudited consolidated statements of earnings (loss) and the consolidated comprehensive net income (loss) for the periods consisted of changes in foreign currency translation adjustments.

4.   Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, which was effective October 1, 2002. The Company elected to early adopt SFAS No. 142 prior to the filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result of the implementation of this change in accounting principle, the Company recorded an impairment of goodwill associated with the automated inspection systems reporting unit, based on a discounted cash-flow analysis, effective at the beginning of the fiscal year, of $4.4 million, and related income tax benefits of $71,000. The Company determined there was no impairment to the $2.4 million of goodwill associated with the process systems reporting unit.

5.   Product warranties

     In November 2002, the FASB issued FASB Interpretation No. 45, which, among other things, requires additional disclosure related to a company's product warranties. As described in the Company's "Application of Critical Accounting Policies", the Company's products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms on sale. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.

     A reconciliation for the charges in the Company's product warranty liability for the three months ended December 31, 2002 (in 000's) is as follows:

                                                   Accured Warranty
                                                  ------------------
           Beginning balance, September 30, 2002        $       869
           Warranty costs incurred                             (450)
           Warranty expense accrued                             371
                                                         -----------
           Ending balance, December 31, 2002            $       790
                                                         ===========

6.   Future accounting changes

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective October 1, 2002. Earlier application of this Statement was encouraged, but not required. SFAS No. 145, among other things, rescinds the requirement of SFAS No. 4 to treat gains and losses on the early extinguishment of debt as extraordinary items. Restatement of prior periods is required. As a result, management believes that amounts recorded in fiscal year 2002 as extraordinary items from the early extinguishment of debt will be restated to part of net income from continuing operations.

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

     In November 2002, the Emerging Issues Task Force (EITF) ratified a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for the Company beginning October 1, 2003. Issue No. 00-21 addresses accounting and reporting of a company's delivery or performance of multiple products, services, and/or rights customers might have to use a company's held assets to fulfill its' needs, with delivery or performance that may occur at different points in time or over different periods of time. Management is currently evaluating the effects of this issue on the Company's consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ending after December 31, 2002, and effective for interim information for interim periods beginning after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company is currently assessing but has not yet determined the effect of SFAS No. 148 on its financial position, results of operations, and cash flows.

7.   Use of estimates

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:
-- the effect of adverse economic conditions in markets served by the Company and the financial capacity of customers to purchase capital equipment;
-- the possible adverse effect on sales and prices of competition and advances in technology;
-- the ability of new products to compete successfully in either existing or new markets;
-- the risks associated with adverse fluctuations in the foreign currency exchange rates;
--   the risks involved in expanding international operations and sales;
-- the availability and future costs of materials and other operating expenses;
-- the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; and
-- other factors discussed in Exhibit 99.1 to the Company's Annual Report on Form 10-K filed with the SEC in December 2002 which exhibit is hereby incorporated by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Application of Critical Accounting Policies
-------------------------------------------

     The Company has identified its critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financial statement item to which they relate, or because they require management judgment to make estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates, which management believes have the most significant effect on the financial statements are set forth below:
     --   Revenue recognition
     --   Allowances for doubtful accounts
     --   Valuation of inventories
     -- Long-lived assets and Statement of Financial Accounting Standards ("SFAS) No. 142
     --   Reserves for warranties
     --   Accounting for income taxes

     Management has discussed the development and selection of these critical accounting estimates with the audit committee of the Company's board of directors, and the audit committee has discussed the related disclosures in the MD&A section of the Company's periodic reports.

     Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms that transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. The Company believes that revenue recognition is a "critical accounting estimate" because the Company's terms of sale may vary significantly, and management exercises judgment in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectibility is reasonably assured. During fiscal 2002, some customers were more aggressive in requiring additional contractual commitments from the Company before final acceptance of equipment and associated transfer of title could occur, which has resulted in additional deferrals of revenue recognition. Increased customer contractual obligations may affect revenue recognition on an increased, yet indeterminate, amount of shipments in future periods. At December 31, 2002, the Company had deferred revenues of $379,000.

     Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers' historical payment patterns. Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payment and progress payments on significant customer projects and by requiring secured forms of payment for customers with uncertain credit profiles or locations in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a "critical accounting estimate" because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company's control. As of December 31, 2002, the balance sheet included allowances for doubtful accounts of $412,000. Actual credits to the allowance for doubtful accounts for the three month period ended December 31, 2002 was a net recovery of $8,000. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net profits.

     Valuation of inventories. Inventories are stated at the lower of cost or market. The Company's inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company's purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing such inventory minimization strategies as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At December 31, 2002, cumulative inventory adjustments to lower of cost or market totaled $2.5 million compared to $2.3 million at September 30, 2002. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins and may adversely affect the borrowing base available under the Company's credit facilities.

     Long-lived assets and SFAS No. 142. The Company regularly reviews all of its long-lived assets, including property, plant and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. As of December 31, 2002, the Company held $18.3 million of property, plant and equipment and other intangible assets, net of depreciation and amortization. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. The Company believes that the accounting estimate related to long-lived assets is a "critical accounting estimate" because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company's balance sheet and the potential material adverse effect on the reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value, a charge to income from continuing operations and a reduction to net profit in the affected period, and may affect the Company's ability to meet the tangible net worth covenant of it credit facilities.

     Reserves for warranties. The Company's products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components, and therefore warranty plans include third-party sourced parts that may not be covered by the third-party manufacturer's warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing latent defects and design errors on individual large projects. The Company believes that the accounting estimate related to reserves for warranties is a "critical accounting estimate" because: (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of December 31, 2002, the balance sheet included warranty reserves of $790,000, while $450,000 of warranty charges were incurred during the quarter ended December 31, 2002. If the Company's actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would decrease, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company's provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management's judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at December 31, 2002, due to anticipated utilization of all tax deferred tax assets. The Company believes that the accounting estimate related to income taxes is a "critical accounting estimate" because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company's operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net income.


Results of Operations
---------------------

Sales for the three-month period ended December 31, 2002 totaled $15.4 million, compared with $13.9 million in the same quarter last year, an increase of 10.4%. A 50% increase in sales of the Company's automated inspection systems product line, particularly in Tegra and Prism systems, was partially offset by a 13% decrease in the process systems product line when compared to the same quarter last year.

The Company reported earnings from continuing operations of $221,000, or $0.04 per diluted share, for the most recent quarter compared to a net loss from continuing operations of $323,000, or $0.11 per diluted share, in the corresponding quarter last year. Net earnings reported from all operations were $221,000, or $0.04 per diluted share, for the quarter ended December 31, 2002. After giving effect to a loss of $4.3 million resulting from the Company's implementation of SFAS No. 142, the Company reported a net loss from all operations of $4.6 million, or $1.01 per diluted share, for the corresponding quarter last year.

New orders received for the first quarter of fiscal 2003 totaled $18.8 million, an increase of 12% from $16.7 million for the corresponding period in fiscal 2002. Orders for automated inspection systems increased 56% compared to the same quarter of fiscal 2002, and were partially offset by a decrease in orders for process systems and parts and service. Orders for the Tegra and Optyx product lines in the automated inspection group were especially strong compared with the same period last year.

The Company's backlog at the close of the December 2002 quarter totaled $18.6 million, a 21% increase from a backlog of $15.3 million at the same time last year. Process systems represented 49% of the total backlog at the more recent quarter-end compared to 38% one year ago, while automated inspection systems decreased to 45% of total backlog from last year's 54%, which may result in a less favorable product mix going into the Company's second quarter due to the lower margins typically associated with sales of process systems.

Gross profit for the first quarter of fiscal 2003 was $6.3 million compared to $5.4 million in the corresponding quarter last year, or 41.0% and 39.1% of net sales, respectively. A higher sales volume of automated inspection systems and improved manufacturing efficiencies in that product group favorably affected gross margins for the quarter. These margin improvements were partially offset by decreased margins in process systems products and in the service business.

Operating expenses were $5.8 million in the quarter ended December 31, 2002, or 37.7% of sales compared to $5.7 million, or 41.2% of sales for the previous year quarter. As a percentage of net sales, each category of operating expense decreased when compared to the same quarter of the previous year, reflecting the Company's continued emphasis on cost controls.

For the fiscal quarter ended December 31, 2002, other expense totaled $0.2 million compared to $0.3 million for the corresponding period in fiscal 2001, due principally to reduced interest expense related to reductions of interest-bearing debt and foreign currency exchange gains recorded in the more recent quarter.

The Company reported income from continuing operations of $0.3 million for the three months ended December 31, 2002 compared to a loss from continuing operations of $0.6 million for the three months ended December 31, 2001. The increase in sales volume contributed to this improvement as well as the continued emphasis on manufacturing efficiencies and cost controls.


Liquidity and Capital Resources

For the quarter ended December 31, 2002, net cash provided by operating activities totaled $3.0 million compared with cash used by operating activities of $0.2 million in the corresponding period of the prior fiscal year. During the most recent quarter, net earnings, net of non-cash charges, contributed cash of $1.4 million from operating activities. Non-cash charges consisted primarily of depreciation, amortization, and deferred income taxes (due to application of net operating loss carry forwards). Cash from operations was also provided by an increase in advances from customers of $1.6 million, and increases in accounts payable of $1.9 million. These contributions to cash were partially offset by increases in inventories of $1.1 million, increases in accounts receivable of $0.7 million and decreases in accrued payroll and other accrued liabilities of $0.2 million.

Net cash resources used in investing activities was $95,000 in the quarter ended December 31, 2002 compared to $3.6 million provided in the comparable period a year ago. The entire current quarter spending funded the acquisition of capital goods compared to $21,000 spent for capital goods in the corresponding period last year. The corresponding quarter last year also included cash proceeds of $3.6 million from sale of a discontinued operation. At December 31, 2002, the Company had no significant commitments for capital expenditures.

Net cash used in financing activities during the first quarter ended December 31, 2002 totaled $4.4 million, reflecting repayments of short term debt of $3.1 million, repayments of long term debt of $0.8 million, long term borrowing of $0.5 million, redemption of preferred stock and warrants of $1.0 million. This compares to net cash flows used in financing activities of $0.5 million for the prior year, consisting of repayments of short-term debt of $2.0 million, and $1.5 million additions to long-term debt.

During the three-month period ended December 31, 2002, working capital increased by $1.1 million to $8.7 million. At the end of the period, the balance of cash and cash equivalents totaled $0.4 million, a $1.3 million decrease compared to the balance at the beginning of the period, resulting from the Company's operating, investing and financing activities during the period. Trade accounts receivable increased by $0.8 million principally as a result of a high volume of shipments during the month of December. Inventories increased by $1.3 million as a result of increases in raw materials and work-in-process inventories to support the future production requirements represented by the increased backlog. Current liabilities remained relatively flat at $18.7 million overall. Accounts payable and customer's deposits were up for the quarter, but short-term borrowings and the current portion of long term debt were down compared to the beginning of the quarter for a net overall decrease of $0.1 million for the period.

The Company's domestic credit facility provides a credit accommodation totaling $16.8 million, consisting of a term loan of $3.8 million, a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a $3.0 million standby line of credit. The revolving credit facility and the standby line of credit mature on July 31, 2003, and the Company expects to be able to renew the revolving credit facility at that time. The standby line of credit is no longer needed and will not be renewed. The term loan requires quarterly payments of principal of $0.2 million and matures on July 31, 2007. The standby line of credit reduces in amount of availability each quarter by $1.0 million and will expire on July 31, 2003. The term loan and operating line bear interest at the Wall Street Journal prime rate plus 1% per annum, which totaled 5.25% at December 31, 2002, while the standby line of credit, should it be utilized, bears interest at the Wall Street Journal prime rate plus 2%. The credit facility is secured by all of the United States personal property, including patents and other intangibles, of the Company and its subsidiaries, and contains covenants which require the maintenance of a defined debt service ratio, a defined net worth balance and ratio, minimum working capital and current ratio, and minimum profitability. At December 31, 2002, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $7.3 million under the revolving credit facility. At December 31, 2002, borrowings were $2.3 million under this facility, $3.8 million under the term loan with no borrowings under the standby line of credit.

Additionally, the Company's credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.4 million and includes a term loan of $829,000, an operating line of the lesser of $1.6 million or the available borrowing base, which will be based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.0 million. The term loan facility requires quarterly payments of principal and matures in August 2012. The term loan is secured by real property of the Company's European subsidiary, while the operating line and bank guarantee facility is secured by all of the subsidiary's personal property. The credit facility bears interest at the bank's prime rate plus 1.75%, which at December 31, 2002 totaled 5.75%. At December 31, 2002, the Company had borrowings under this facility of $1.2 million on the operating line, and $829,000 in term loans. Additionally, the Company had secured bank guarantees of $516,000 under the agreement.

Outstanding Series B Convertible Preferred stock totaled 190,562 shares as of December 31, 2002, and outstanding warrants totaled 60,285. Preferred stock and warrants are redeemable upon demand and will require $2.5 million from cash flow when presented. Presentments for preferred stock and warrants redemption have slowed considerably recently, and therefore the Company expects to fund future redemptions from normal cash flows.

The Company has a long term note receivable that is currently in arrears. Payments aggregating less than $100,000 were past due at December 31, 2002. The Company does not believe that an allowance for any uncollectible amount is warranted at this time, and is actively managing this issue.

The Company anticipates that the future cash flows from operations along with currently available operating credit lines will be sufficient to fund the current year's cash needs.


The Company's continuing contractual obligations and commercial commitments existing on December 31, 2002 are as follows:

                                                       Payments due by period (in Thousands)
Contractual Obligations                               Less than 1                               After 5
                                            Total         year       1-3 years    4-5 years      years
-----------------------------------------------------------------------------------------------------------

Long-term debt   *                      $      8,098 $       4,345 $      1,910 $      1,581 $         262
Capital lease obligations                        555           271          255           29             -
Operating leases                              12,609         1,278        2,535        2,540         6,256
Warrant redemption obligations   **              604           604            -            -             -
Series B redemption obligations   **           1,904         1,904            -            -             -
                                         ------------ ------------- ------------ ------------ -------------
Total contractual cash obligations      $     23,770 $       8,402 $      4,700 $      4,150 $       6,518
                                         ============ ============= ============ ============ =============

* Includes the revolving credit line, term loan and mortgage payments on the Company's owned facility in Europe.

** If all remaining potential redemption claims associated with the warrants and Series B preferred were submitted to the company, payment could be accommodated through a combination of cash reserves and the standby lines of credit until July 31, 2003, and would be reflected on the above table as a reduction to warrants and Series B with a like increase in long-term debt due in less than one year.

At December 31, 2002 the Company had standby letters of credit totaling $1.1 million, which includes secured letters of credit under the Company's credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. Dollar against the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros, U.S. Dollars, or to a far lesser extent, the respective legacy currencies of its European customers. The terms of sales to customers in Australia/New Zealand are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia/New Zealand, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company's domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At December 31, 2002, the Company was not a party to any currency hedging transaction. As of December 31, 2002, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $98,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

During the Company's December 2002 first quarter, the Euro gained a net of 7% in value against the U.S. dollar. The effect of the weaker dollar on the operations and financial results of the Company were:

-- Translation adjustments of $336,000, net of income tax, were recognized as a component of comprehensive income in the Company's Statement of Shareholders' Equity as a result of converting the Euro denominated balance sheet of Key Technology B.V. Into U.S. dollars.

-- Foreign exchange gains of $33,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables and cash carried on the balance sheet of the European operations.

A relatively weaker U.S. dollar on the world markets makes the Company's U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company's market and economic outlook for international sales.

The Company anticipates that the reduction of U.S. interest rates during the quarter ended December 31, 2002 will result in a corresponding reduction of customers' cost of capital, which had previously contributed to the delay of certain projects. However, there can be no assurance that customers in the Company's markets will maintain or increase their investment in Company products as a result of changes in the cost of capital and other market or economic factors.


Under the Company's current credit facilities the Company may borrow at the lender's prime rate plus between 100 - 200 basis points. At December 31, 2002, the Company had $7.3 million of borrowings that had variable interest rates. During the quarter then ended, interest on its various credit facilities varied from 5.25% to 6.75%. At December 31, 2002, the rate ranged from 5.25% to 6.25%. As of December 31, 2002 management estimates that a 100 basis point change in the interest rate would affect net income before taxes by approximately $73,000 on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES.

The Company's Chairman and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company within the 90 days preceding the date of this report and concluded that such controls and procedures are effective to make known to them all material information about the financial and operational activities of the Company. There were no deficiencies identified in such controls or procedures and there have been no changes in such controls and procedures since such evaluation that could significantly affect their effectiveness.

Part II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits

    (10.22) Credit Agreement dated August 8, 2002 between Suplusco Holding B.V.,
            Key Technology B.V. and ABN AMRO Bank N.V.

    (10.23) Amendment to Loan Documents dated December 11, 2002 between
            Registrant and Banner Bank

    (10.24) Addendum No. 1 to Construction and Lease Agreement executed
            December 31, 2002 between the Port of Walla Walla and Registrant

    (99.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (99.2) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    (b) Reports on Form 8-K

        The following reports on Form 8-K were filed during the first quarter of fiscal 2003.

        1. Registrant' Form 8-K dated November 1, 2002 and filed with the Securities and Exchange Commission on November 12, 2002 announcing the receipt of a $4.0 million order.

        2. Registrant' Form 8-K dated December 20, 2002 and filed with the Securities and Exchange Commission on December 20, 2002 announcing the appointment of a new Chief Financial Officer.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        KEY TECHNOLOGY, INC.
                                            (Registrant)


Date: February 14, 2003           By    /s/  Thomas C. Madsen
                                    --------------------------------------------
                                    Thomas C. Madsen,
                                    Chairman and Chief Executive Officer



Date: February 14, 2003           By    /s/  Phyllis C. Best
                                    --------------------------------------------
                                    Phyllis C. Best,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Thomas C. Madsen, Chief Executive Officer and Chairman of Key Technology, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Key Technology, Inc., (the "registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

(c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Thomas C. Madsen
---------------------
Thomas C. Madsen
Chief Executive Officer and Chairman
February 14, 2003

                     CHIEF FINANCIAL OFFICER CERTIFICATION

I, Phyllis C. Best, Chief Financial Officer of Key Technology, Inc., certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Key Technology, Inc., (the "registrant");

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

(c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/  Phyllis C. Best
--------------------
Phyllis C. Best
Chief Financial Officer
February 14, 2003

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2002

--------------------------------------------------------------------------------


EXHIBIT INDEX

Exhibit
-------

(10.22) Credit Agreement dated August 8, 2002 between Suplusco Holding B.V., Key
        Technology B.V. and ABN AMRO Bank N.V.

(10.23) Amendment to Loan Documents dated December 11, 2002 between Registrant and Banner Bank

(10.24) Addendum No. 1 to Construction and Lease Agreement executed December 31,
        2002 between the Port of Walla Walla and Registrant

(99.1)  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

(99.2)  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002