Form 10-Q
period 2003-03-31
KEY TECHNOLOGY INC
filed 2003-05-15
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended March 31, 2003

                                       or

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
                  ---------------------------------------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X       No
                                            -----      ------

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No X
                                            -----    -----

         The number of shares outstanding of the Registrant's common stock, no par value, on April 30, 2003 was 4,773,543 shares.


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2003
TABLE OF CONTENTS

-----------------------------------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item     1.       Financial statements

                  Condensed unaudited consolidated balance sheets, March 31, 2003 and September 30, 2002......................................................................3
                  Condensed unaudited consolidated statements of earnings for the three months ended March 31, 2003 and 2002..................................................4
                  Condensed unaudited consolidated statements of earnings (loss) for the six months ended March 31, 2003 and 2002....................................................5
                  Condensed unaudited consolidated statements of cash flows for the six months ended March 31, 2003 and 2002...............................................7
                  Notes to condensed unaudited consolidated financial statements..................................8


Item     2........Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................12

Item     3.       Quantitative and Qualitative Disclosures About Market Risk.....................................19

Item     4.       Controls and Procedures........................................................................20


PART II.  OTHER INFORMATION

Item     4.       Submission of Matters to a Vote of Security Holders............................................20

Item     6.       Exhibits and Reports on Form 8-K...............................................................21


SIGNATURES.......................................................................................................22

EXHIBIT INDEX....................................................................................................25





PART I.  FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2003 AND SEPTEMBER 30, 2002

--------------------------------------------------------------------------------


                                                               March 31,     September 30,
                                                                2003              2002
                                                             -----------       -----------
                                                                          (in thousands)
                         Assets
--------------------------------------------------------
Current assets:
Cash and cash equivalents                                        $2,074            $1,707
Trade accounts receivable, net                                    9,287             7,556
Inventories:
Raw materials                                                     7,317             6,416
Work-in-process and sub-assemblies                                5,740             5,320
Finished goods                                                    2,241             2,233
                                                             -----------       -----------
Total inventories                                                15,298            13,969
Other current assets                                              2,886             3,207
                                                             -----------       -----------
Total current assets                                             29,545            26,439
Property, plant and equipment, net                                5,754             6,407
Deferred income taxes                                             2,298             3,472
Intangibles and other assets, net                                12,669            13,502
                                                             -----------       -----------
Total                                                           $50,266           $49,820
                                                             ===========       ===========

          Liabilities and Shareholders' Equity
--------------------------------------------------------
Current liabilities:
Short-term borrowings                                            $1,208            $6,596
Accounts payable                                                  3,233             1,437
Accrued payroll liabilities and commissions                       3,754             2,769
Accrued customer support and warranty costs                       1,150               999
Other accrued liabilities                                         2,302             1,969
Customers' deposits                                               5,915             3,328
Current portion of long-term debt                                 1,159             1,668
                                                             -----------       -----------
Total current liabilities                                        18,721            18,766
Long-term debt                                                    3,723             3,747
Deferred income taxes                                               221               238
Mandatorily redeemable preferred stock and warrants               2,172             3,467
Total shareholders' equity                                       25,429            23,602
                                                             -----------       -----------
Total                                                           $50,266           $49,820
                                                             ===========       ===========




                                  See notes to condensed unaudited consolidated financial statements.




KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                                                  2003             2002
                                                              -----------      -----------
                                                          (in thousands, except per share data)

Net sales                                                        $20,927          $18,849
Cost of sales                                                     12,812           11,337
                                                              -----------      -----------
Gross profit                                                       8,115            7,512
Operating expenses:
Selling                                                            2,986            2,763
Research and development                                           1,203            1,062
General and administrative                                         1,796            1,719
Amortization of intangibles                                          330              330
                                                              -----------      -----------
Total operating expenses                                           6,315            5,874
Gain on sale of assets                                                 2                1
                                                              -----------      -----------
Earnings from operations                                           1,802            1,639
Other expense                                                        (55)            (349)
                                                              -----------      -----------
Earnings before income taxes                                       1,747            1,290
Income tax expense                                                   594              467
                                                              -----------      -----------
Net earnings                                                       1,153              823
Accretion of mandatorily redeemable preferred stock                    -             (189)
                                                              -----------      -----------
Net earnings available to common shareholders                     $1,153             $634
                                                              ===========      ===========


Earnings per share
- basic                                                            $0.24            $0.13
                                                              ===========      ===========
- diluted                                                          $0.23            $0.13
                                                              ===========      ===========

Shares used in per share calculations - basic                      4,770            4,758

Shares used in per share calculations - diluted                    4,964            4,759

                                  See notes to condensed unaudited consolidated financial statements.


KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                                                 2003             2002
                                                              -----------      -----------
                                                         (in thousands, except per share data)

Net sales                                                        $36,322          $32,794
Cost of sales                                                     21,902           19,837
                                                              -----------      -----------
Gross profit                                                      14,420           12,957
Operating expenses:
Selling                                                            5,667            5,369
Research and development                                           2,412            2,261
General and administrative                                         3,382            3,322
Amortization of intangibles                                          661              661
                                                              -----------      -----------
Total operating expenses                                          12,122           11,613
Gain on sale of assets                                                 2               47
                                                              -----------      -----------
Earnings from operations                                           2,300            1,391
Other expense                                                       (218)            (660)
                                                              -----------      -----------
Earnings from continuing operations                                2,082              731
Income tax expense                                                   708              231
                                                              -----------      -----------
Net earnings from continuing operations                            1,374              500
Net earnings from discontinued operation (net of income
 tax)                                                                  -               39
                                                              -----------      -----------
Net earnings before change in accounting principle                 1,374              539
Change in accounting principle, net of tax                             -           (4,302)
                                                              -----------      -----------
Net earnings (loss)                                                1,374           (3,763)
Accretion of mandatorily redeemable preferred stock                    -             (393)
                                                              -----------      -----------
Net earnings (loss) available to common shareholders              $1,374          $(4,156)
                                                              ===========      ===========


Net earnings from continuing operations per share
- basic                                                            $0.29            $0.02
                                                              ===========      ===========
- diluted                                                          $0.28            $0.02
                                                              ===========      ===========

Net earnings from discontinued operation per share
- basic and diluted                                                   $-            $0.01
                                                              ===========      ===========

                                                                               Continued


                                  See notes to condensed unaudited consolidated financial statements.




KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                                                 2003             2002
                                                              -----------      -----------
                                                        (in thousands, except per share data)

Net earnings before change in accounting principle
per common share
- basic                                                            $0.29            $0.03
                                                              ===========      ===========
- diluted                                                          $0.28            $0.03
                                                              ===========      ===========

Net loss from change in accounting principle per common
share - basic and diluted                                             $-           $(0.90)
                                                              ===========      ===========

Earnings (loss) per share
- basic                                                            $0.29           $(0.87)
                                                              ===========      ===========
- diluted                                                          $0.28           $(0.87)
                                                              ===========      ===========

Shares use in per share calculations - basic                       4,769            4,755

Shares use in per share calculations - diluted                     4,973            4,755

                                                                               Concluded


                                  See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                                                     2003             2002
                                                               -----------      -----------
                                                                       (in thousands)

Net cash provided by operating activities                          $7,680           $4,109

Cash flows from investing activities:
Cash proceeds from sale of discontinued operation                       -            3,577
Proceeds from sale of property                                          3               30
Additions to property, plant and equipment                           (168)            (213)
                                                               -----------      -----------
Net cash provided by (used in) investing activities                  (165)           3,394
                                                               -----------      -----------

Cash flows from financing activities:
Repayment of short-term borrowings                                 (5,430)          (2,000)
Additions to long-term debt                                           500            6,500
Repayment of long-term debt                                        (1,116)         (11,920)
Redemption of preferred stock                                      (1,107)               -
Redemption of warrants                                               (188)             (35)
Proceeds from issuance of common stock                                 25               25
                                                               -----------      -----------
Net cash used in financing activities                              (7,316)          (7,430)
                                                               -----------      -----------

Effect of exchange rates on cash                                      168               30
Net increase in cash and cash equivalents from
continuing operations                                                 367              103
Net decrease in cash and cash equivalents from
discontinued operation                                                  -             (177)
Cash and cash equivalents, beginning of the period                  1,707              738
                                                               -----------      -----------
Cash and cash equivalents, end of the period                       $2,074             $664
                                                               ===========      ===========

Supplemental information:
Cash paid during the period for interest                             $290             $565
Cash refunded during the period for income taxes                     $(32)             $(8)



                                  See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three- and six-month periods ended March 31, 2003 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2003 and the results of its operations for the three- and six-month periods ended March 31, 2003 and 2002 and its cash flows for the six-month periods ended March 31, 2003 and 2002.

2.   Stock Compensation

     The Company has elected to account for its stock-based compensation plans under APB 25. If the Company had accounted for its stock-based compensation plans under SFAS No. 123, the Company's net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):


                                             Six months ended
                                         ------------------------
                                             March 31, 2003              March 31, 2002
                                         ------------------------    --------------------------
                                         As Reported    Pro Forma    As Reported      Pro Forma
                                         -----------    ---------    -----------      ---------
         Net earnings (loss)                   $1,374     $1,246          $(3,763)     $(3,909)

         Earnings (loss) per share
         - basic                                $0.29      $0.26           $(0.87)      $(0.90)
         - diluted                              $0.28      $0.25           $(0.87)      $(0.90)

                                            Three months ended
                                         ------------------------
                                             March 31, 2003             March 31, 2002
                                         ------------------------    --------------------------
                                         As Reported    Pro Forma    As Reported      Pro Forma
                                         -----------    ---------    -----------      ---------
         Net earnings                          $1,153     $1,092             $823         $748

         Earnings per share
         - basic                                $0.24      $0.23            $0.13        $0.12
         - diluted                              $0.23      $0.22            $0.13        $0.12

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3. Income taxes

   The provision for income taxes is based on the estimated effective income tax rate for the year.

4. Comprehensive income (loss)

   The Company's consolidated comprehensive income (loss) was $1,246,000 and $727,000 for the three months ended March 31, 2003 and 2002, respectively and $1,803,000 and ($3,834,000) for the six months ended March 31, 2003 and 2002, respectively. The differences between the net earnings (loss) reported in the condensed unaudited consolidated statements of earnings
   (loss) and the consolidated comprehensive net income (loss) for the periods consisted of changes in foreign currency translation adjustments.

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

6. Product warranties

   In November 2002, the FASB issued FASB Interpretation No. 45, which, among other things, requires additional disclosure related to a company's product warranties. As described in the Company's "Application of Critical Accounting Policies" section of its Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company's products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms on sale. The Company establishes allowances for warranties on an aggregate basis for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.

   A reconciliation for the charges in the Company's product warranty liability for the six months ended March 31, 2003 and 2002 (in 000's) is as follows:

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                    Six months ended
                                                                   -------------------
                                                        March 31, 2003     March 31, 2002
                                                        --------------     --------------
         Beginning balance                                    $869                        $748
         Warranty costs incurred                              (839)                      (1276)
         Warranty expense accrued                              759                        1226
         Translation adjustments                                14                          (5)
                                                         ----------         -------------------
         Ending balance                                       $803                        $693
                                                         ==========         ===================

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

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which is effective October 1, 2002. Earlier application of this Statement was encouraged, but not required. SFAS No. 145, among other things, rescinds the requirement of SFAS No. 4 to treat gains and losses on the early extinguishment of debt as extraordinary items. Restatement of prior periods is required. As a result, amounts recorded in fiscal year 2002 as extraordinary items from the early extinguishment of debt have been restated to part of net income from continuing operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes that this statement did not have a material effect on its financial statements.

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

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ending after December 31, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     results. The Company has adopted the disclosure requirements (see Note 2). The Company is currently assessing but has not yet determined the effect of the remaining provisions of SFAS No. 148 on its financial position, results of operations, and cash flows.

8.   Use of estimates

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

- the possible adverse effect on sales and prices of competition and advances in technology;

- the ability of new products to compete successfully in either existing or new markets;

- the risks associated with adverse fluctuations in the foreign currency exchange rates;

-    the risks involved in expanding international operations and sales;

- the availability and future costs of materials and other operating expenses;

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

Application of Critical Accounting Policies
-------------------------------------------

    The Company has identified its critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financial statement item to which they relate, or because they require management judgment to make estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

-    Revenue recognition

-    Allowances for doubtful accounts

-    Valuation of inventories

- Long-lived assets and Statement of Financial Accounting Standards ("SFAS) No. 142

-    Reserves for warranties

-    Accounting for income taxes

    Management has discussed the development and selection of these critical accounting estimates and their related disclosures in the MD&A section of the Company's periodic reports with the audit committee of the Company's board of directors.

    Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms that transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. The Company believes that revenue recognition is a "critical accounting estimate" because the Company's terms of sale may vary significantly, and management exercises judgment in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectibility is reasonably assured. During fiscal 2002 and 2003, some customers were more aggressive in requiring additional contractual commitments from the Company before final acceptance of equipment and associated transfer of title could occur, which has resulted in additional deferrals of revenue recognition. Increased customer contractual obligations may affect revenue recognition on an increased, yet indeterminate, amount of shipments in future periods. At March 31, 2003, the Company had deferred revenues of $1,313,000 as compared to $1,463,000 at September 30, 2002.

    Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers' historical payment patterns. Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payment and progress payments on significant customer projects and by requiring secured forms of payment for customers with uncertain credit profiles or locations in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a "critical accounting estimate" because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company's control. As of March 31, 2003, the balance sheet included allowances for doubtful accounts of $424,000. Actual credits to the allowance for doubtful accounts for the six-month period ended March 31, 2003 was a net recovery of $12,000. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net profits.

    Valuation of inventories. Inventories are stated at the lower of cost or market. The Company's inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company's purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing such inventory minimization strategies as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales, production and to after-sale support. At March 31, 2003, cumulative inventory adjustments to lower of cost or market totaled $2.5 million compared to $2.3 million at September 30, 2002. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins and may adversely affect the borrowing base available under the Company's credit facilities.

    Long-lived assets and SFAS No. 142. The Company regularly reviews all of its long-lived assets, including property, plant and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. As of March 31, 2003, the Company held $17.7 million of property, plant and equipment and other intangible assets, net of depreciation and amortization. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. The Company believes that the accounting estimate related to long-lived assets is a "critical accounting estimate" because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company's balance sheet and the potential material adverse effect on the reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value, a charge to income from continuing operations and a reduction to net profit in the affected period, and may affect the Company's ability to meet the tangible net worth covenant of it credit facilities.

    Reserves for warranties. The Company's products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components, and therefore warranty plans include third-party sourced parts that may not be covered by the third-party manufacturer's warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing latent defects and design errors on individual large projects. The Company believes that the accounting estimate related to reserves for warranties is a "critical accounting estimate" because: (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of March 31, 2003, the balance sheet included warranty reserves of $803,000, while $839,000 of warranty charges were incurred during the six months ended March 31, 2003. If the Company's actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would decrease, warranty expense would increase and gross margins would decrease.

    Accounting for income taxes. The Company's provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management's judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at March 31, 2003, due to anticipated utilization of all tax deferred tax assets. The Company believes that the accounting estimate related to income taxes is a "critical accounting estimate" because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company's operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net income.


Results of Operations
---------------------

Sales for the three-month period ended March 31, 2003 totaled $20.9 million, compared with $18.8 million in the corresponding quarter last year. Net earnings for the quarter were $1.2 million, or $0.23 per diluted share compared with net earnings of $0.8 million, or $0.13 per diluted share, in the corresponding period a year ago.

Sales for the six months ended March 31, 2003 were $36.3 million compared with $32.8 million for the comparable period in fiscal 2002. The company reported net earnings for the period of $1.4 million, or $0.28 per diluted share, compared with a net loss of $3.8 million, or $0.87 per diluted share, for the six-month period in fiscal 2002. The six-month period ended March 31, 2002 included a $4.3 million charge for the impairment of goodwill resulting from the Company's implementation of SFAS No. 142. Excluding this charge, net earnings from continuing operations for the six-month period ended March 31, 2002 were $0.5 million, or $.02 per diluted share.

Three Months. Net sales increased $2.1 million, or 11%, in the 2003 second quarter to $20.9 million from $18.8 million in the 2002 second quarter. Vibratory equipment sales increased 33%, Tegra sales grew 102%, and Optyx sales grew by 667% over the prior year's corresponding period. Optyx was introduced in the last month of fiscal year 2001. These increases were partially offset by decreases in sales of the Prism, tobacco sorter and Farmco product lines.

Orders increased $8.6 million, or 41%, in the 2003 second quarter to $29.4 million, compared to $20.8 million in the 2002 second quarter. Total orders for the second quarter of fiscal 2003 were 27% higher than the Company's previous best quarter in the second quarter of fiscal 1999. Order volumes were strong across all market segments and all geographics. Particularly notable were orders for the Company's tobacco sorter product line from customers in Asia and orders for Process Systems products from the European market. A significant order was received from one of the Company's major Asian customers for upgrades to the customer's existing inspection systems. The record orders and the diversity and breadth of customers placing orders may be an indication of improved capital spending in the Company's core markets and an improved competitive position in several new markets.

The Company's backlog increased $9.7 million, or 56%, at the end of the 2003 second quarter to $27.2 million from $17.5 million at the end of the 2002 second quarter. The current backlog level represents only the second time that the Company's quarter-ending backlog has closed above $20.0 million. Included in the backlog are large and nearly equal components of both Automated Inspection System and Process System products, and the backlog is distributed across all four of the Company's sales regions.

Gross profit increased $0.6 million, or 8%, in the second quarter to $8.1 million from $7.5 million in the 2002 second quarter due to increased sales in the product lines mentioned above. The increase in gross margin due to volume was partially offset by lower margins in the Company's European operations. Gross profit as a percent of sales declined to 38.8% compared to 39.9% in the second quarter of fiscal 2002 due to a product mix that included a larger component of lower-margin equipment.

Operating expenses increased by $0.4 million, or 7.5%, in the second quarter of 2003 to $6.3 million from $5.9 million in the 2002 second quarter due to increased sales for the quarter. Operating expenses as a percent of sales declined from 31.2% in the second quarter of 2002 to 30.2% in the second quarter of 2003 reflecting the Company's continued emphasis on cost controls.

Other expense declined by $0.3 million, or 84.2%, in the 2003 second quarter to $55,000, from $349,000 in the 2002 second quarter due principally to reduced interest expense related to reductions of interest-bearing debt.

Six Months. Net sales increased by $3.5 million, or 10.8%, in the six-month period to $36.3 million from $32.8 million in the 2002 six-month period. Increases in the sales of the Tegra and the Optyx product lines, partially offset by declines in the sales of Prism and tobacco sorters, drove the year-over-year increase in sales. Sales of Process Systems and the Parts/Service business were mostly flat between the two periods.

Orders increased by $10.6 million, or 28.3%, in the 2003 six-month period to $48.1 million from $37.5 million in the prior six-month period. Automated Inspection Systems and Process Systems increased 59% and 22%, respectively, over the prior year with Parts and Service remaining relatively unchanged.

Gross profit increased by $1.5 million, or 11.3%, in the 2003 six-month period to $14.4 million from $13.0 million in the prior six-month period. The increase was driven by the stronger sales volume mentioned above. Gross margins as a percent of sales for the current and prior year period were 40%.

Operating expenses increased by $0.5 million, or 4.4%, in the six-month period to $12.1 million from $11.6 million in the 2002 corresponding period. Operating expenses as a percentage of sales were 33.4% for the current period compared to 35.4% in the prior year. Spending was in line with the Company's expectations and reflects strategic investments in specific markets while maintaining a continued commitment to disciplined spending.

Other expense decreased by $0.5 million in the six-month period to $0.2 million, from the $0.7 million in the 2002 six-month period. Improvements are due to reduced interest expense resulting from decreased interest-bearing debt plus a favorable foreign currency exchange rate for the current period.

Net earnings from continuing operations increased by $0.9 million, or 175%, in the 2003 six-month period to $1.4 million from $0.5 million in the 2002 six-month period. The increase in sales volume and continued emphasis on cost controls contributed to this improvement.

Outlook. Based on the strong backlog position at the end of the second quarter, the Company currently anticipates earnings in the third quarter to be substantially better than both the second quarter of this year and the third quarter of fiscal 2002. The Company expects revenue growth for fiscal 2003 in the range of 10% to 20% over fiscal 2002.

Liquidity and Capital Resources

For the six months ended March 31, 2003, net cash provided by operating activities totaled $7.7 million compared with cash provided by operating activities of $4.1 million in the corresponding period of the prior fiscal year. During the most recent period, net earnings, net of non-cash charges, contributed cash of $3.9 million from operating activities. Non-cash charges consisted primarily of depreciation, amortization, and deferred income taxes (due to application of net operating loss carry forwards). Cash from operations was also provided by an increase in advances from customers of $2.5 million, increases in accounts payable of $1.8 million, and increases in accrued payroll and other accrued liabilities of $1.3 million. These contributions to cash were partially offset by increases in inventories of $0.9 million, increases in accounts receivable of $1.5 million.

Net cash resources used in investing activities was $0.2 million in the six months ended March 31, 2003 compared to cash provided of $3.4 million in the comparable period a year ago. The current period spending funded the acquisition of capital goods in the amount of $0.2 million and was equal to capital spending in the corresponding period last year. The corresponding period last year also included cash proceeds of $3.6 million from sale of a discontinued operation. At March 31, 2003, the Company had no significant commitments for capital expenditures.

Net cash used in financing activities during the six months ended March 31, 2003 totaled $7.3 million, reflecting repayments of short term borrowings of $5.4 million, repayments of long term debt of $1.1 million, long term borrowing of $0.5 million, and redemption of preferred stock and warrants of $1.3 million. This use of cash compares to net cash flows used in financing activities of $7.4 million in the six-month period of the prior year, consisting of repayments of short-term debt of $2.0 million, repayment of long-term debt of $11.9 million and $6.5 million of additions to long-term debt. The Company continues to maintain strong cash flows from operating activities and has therefore been able to make significant reductions to bank debt and redeemable preferred stock and warrants. The Company anticipates making further reductions to bank debt, convertible preferred stock, and warrants in the remainder of 2003.

During the six-month period ended March 31, 2003, working capital increased by $3.2 million to $10.8 million. At the end of the period, the balance of cash and cash equivalents totaled $2.1 million, a $0.4 million increase compared to the balance at the beginning of the period, resulting from the Company's operating, investing and financing activities during the period. Trade accounts receivable increased by $1.7 million principally as a result of a high volume of shipments during the most recent quarter. Inventories increased by $1.3 million as a result of increases in raw materials and work-in-process inventories to support the future production requirements represented by the increased backlog. Current liabilities remained relatively flat at approximately $18.7 million overall. Accounts payable and customer's deposits were up for the period, but short-term borrowings and the current portion of long term debt were down compared to the beginning of the six-month period.

The Company's domestic credit facility provides a credit accommodation totaling $15.6 million, consisting of a term loan of $3.6 million, a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a $2.0 million standby line of credit. The revolving credit facility and the standby line of credit mature on July 31, 2003, and the Company expects to be able to renew the revolving credit facility at that time. The standby line of credit is no longer needed and will not be renewed. The term loan requires quarterly payments of principal of $0.2 million and matures on July 31, 2007. The standby line of credit reduces in amount of availability each quarter by $1.0 million and will expire on July 31, 2003. The term loan and operating line bear interest at the Wall Street Journal prime rate plus 1% per annum, which totaled 5.25% at March 31, 2003, while the standby line of credit, should it be utilized, bears interest at the Wall Street Journal prime rate plus 2%. Effective May 1, 2003, the interest rate on the operating line was reduced to prime plus 0.5% per annum. The credit facility is secured by all of the United States personal property, including patents and other intangibles, of the Company and its subsidiaries, and contains covenants which require the maintenance of a defined debt service ratio, a defined net worth balance and ratio, minimum working capital and current ratio, and minimum profitability. At March 31, 2003, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $8.0 million under the revolving credit facility. At March 31, 2003, borrowings were $553,000 under this facility, and $3.6 million under the term loan with no borrowings under the standby line of credit.

Additionally, the Company's credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.6 million and includes a term loan of $828,000, an operating line of the lesser of $1.6 million or the available borrowing base, which will be based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.1 million. The term loan facility requires quarterly payments of principal and matures in August 2012. The term loan is secured by real property of the Company's European subsidiary, while the operating line and bank guarantee facility is secured by all of the subsidiary's personal property. The credit facility bears interest at the bank's prime rate plus 1.75%, which at March 31, 2003 totaled 5.00%. At March 31, 2003, the Company had borrowings under this facility of $655,000 on the operating line, and $828,000 in term loans. Additionally, the Company had secured bank guarantees of $1,623,000 under the agreement.

Outstanding Series B convertible preferred stock totaled 170,801 shares as of March 31, 2003, and outstanding warrants totaled 46,400. Preferred stock and warrants are redeemable upon demand and will require $2.2 million from cash flow when presented. Presentments for preferred stock and warrants redemption have slowed recently, and therefore the Company expects to fund future redemptions from operating cash flows.

The Company anticipates that the future cash flows from operations along with currently available operating credit lines will be sufficient to fund the current year's cash needs.


The Company's continuing contractual obligations and commercial commitments existing on March 31, 2003 are as follows:


                                   Payments due by period (in Thousands)

Contractual          Total   Less than  1-3 years   4-5 years         After 5 years
 Obligations                   1 year
-----------------------------------------------------------------------------------------

Long-term debt   *    $5,636    $2,142     $1,922        $1,368                     $204
Capital lease
 obligations             454       225        226             3                        -
Operating leases      12,355     1,262      2,566         2,517                    6,010
Warrant redemption
 obligations   **        464       464          -             -                        -
Series B
 redemption
 obligations   **      1,708     1,708          -             -                        -
                  -----------------------------------------------------------------------
Total contractual
 cash obligations    $20,617    $5,801     $4,714        $3,888                   $6,214
                  =======================================================================


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

At March 31, 2003 the Company had standby letters of credit totaling $2.2 million, which includes secured letters of credit under the Company's credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. Dollar against the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros, U.S. Dollars, or to a far lesser extent, the respective legacy currencies of its European customers. The terms of sales to customers in Australia/New Zealand are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia/New Zealand, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company's domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At March 31, 2003, the Company was not a party to any currency hedging transaction. As of March 31, 2003, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $130,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

During the six month period ended March 31, 2003, the Euro gained a net of 10% in value against the U.S. dollar. The effect of the weaker dollar on the operations and financial results of the Company were:

- Translation adjustments of $429,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

- Foreign exchange gains of $177,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European operations.

A relatively weaker U.S. dollar on the world markets makes the Company's U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company's outlook for international sales.

The Company anticipates that the reduction of U.S. interest rates during the fiscal first quarter of the year will result in a corresponding reduction of customers' cost of capital, which had previously contributed to the delay of certain projects. However, there can be no assurance that customers in the Company's markets will maintain or increase their investment in Company products as a result of changes in the cost of capital and other market or economic factors.

Under the Company's current credit facilities, the Company may borrow at the lender's prime rate plus between 100 - 200 basis points. At March 31, 2003, the Company had $4.8 million of borrowings that had variable interest rates. During the quarter then ended, interest on its various credit facilities varied from 5.00% to 5.25%. At March 31, 2003, the rate ranged from 5.00% to 5.25%. As of March 31, 2003 management estimates that a 100 basis point change in the interest rate would affect net income before taxes by approximately $48,000 on an annual basis.

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



PART II.  OTHER INFORMATION

Item     4.       Submission of Matters to a Vote of Security Holders

                  The Company held its Annual Meeting of Shareholders on February 5, 2003. Voting shareholders took the following actions at the meeting:

          1. The shareholders voted to elect the following nominees to the Company's Board of Directors:

                                                                        Votes                 Votes
                                                                         For                 Withheld
                                                                   ----------------     -------------------
                               Michael L. Shannon                     4,325,060                13,167
                               Donald A. Washburn                     4,325,060                13,167

                      There were no broker non-votes.

                      Other directors whose terms of office as a director continued after the meeting are as follows:

                           John E. Pelo
                           Peter H. Van Oppen
                           Thomas C. Madsen
                           Gordon Wicher


2. The shareholders voted to ratify management's appointment of independent auditors for fiscal 2003 by the affirmative vote of 4,329,596 shares, with 7,754 shares voting against the proposal and 19,330 shares abstaining. There were no broker non-votes.

Item     6.    Exhibits and Reports on Form 8-K.

               (a)   Exhibits

               99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               (b) Reports on Form 8-K

                   No Current Reports on Form 8-K were filed during the three months ended March 31, 2003.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KEY TECHNOLOGY, INC.
                                      (Registrant)


Date: May 15, 2003          By       /s/  Thomas C. Madsen
                                 ----------------------------------
                               Thomas C. Madsen,
                               Chairman and Chief Executive Officer



Date: May 15, 2003          By       /s/  Phyllis C. Best
                              -------------------------------------
                              Phyllis C. Best,
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


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

/s/  Thomas C. Madsen
----------------------------------
Thomas C. Madsen
Chief Executive Officer and Chairman
May 15, 2003

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------


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

/s/  Phyllis C. Best
-----------------------
Phyllis C. Best
Chief Financial Officer
May 15, 2003

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE SIX MONTHS ENDED MARCH 31, 2003

--------------------------------------------------------------------------------


EXHIBIT INDEX

Exhibit
-------

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Key Technology, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Thomas
C. Madsen, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Thomas C. Madsen
------------------------
Thomas C. Madsen
Chief Executive Officer
May 15, 2003

                                                                   Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Key Technology, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phyllis
C. Best, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (3) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (4) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/  Phyllis C. Best
-----------------------
Phyllis C. Best
Chief Financial Officer
May 15, 2003