Form 10-Q
period 2003-06-30
KEY TECHNOLOGY INC
filed 2003-08-13
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  for the quarterly period ended June 30, 2003

                                       or

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

     The number of shares outstanding of the Registrant's common stock, no par value, on July 31, 2003 was 4,781,788 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2003
TABLE OF CONTENTS

--------------------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item     1.       Financial Statements
                  Condensed unaudited consolidated balance sheets, June 30, 2003 and September 30, 2002......................................................................3
                  Condensed unaudited consolidated statements of earnings for the three months ended June 30, 2003 and 2002...................................................4
                  Condensed unaudited consolidated statements of earnings (loss) for the nine months ended June 30, 2003 and 2002....................................................5
                  Condensed unaudited consolidated statements of cash flows for the nine months ended June 30, 2003 and 2002...............................................7
                  Notes to condensed unaudited consolidated financial statements..................................8


Item     2        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations..................................................................12

Item     3.       Quantitative and Qualitative Disclosures About Market Risk.....................................19

Item     4.       Controls and Procedures........................................................................20


PART II.  OTHER INFORMATION

Item     6.       Exhibits and Reports on Form 8-K...............................................................20


SIGNATURES.......................................................................................................21

EXHIBIT INDEX....................................................................................................22


PART I.  FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND SEPTEMBER 30, 2002

------------------------------------------------------------------------------------------
                                                             June 30,        September 30,
                                                               2003              2002
                                                            ------------     -------------
                                                                   (in thousands)
                         Assets
--------------------------------------------------------
Current assets:
Cash and cash equivalents                                  $      1,569     $       1,707
Trade accounts receivable, net                                   11,316             7,556
Inventories:
Raw materials                                                     7,327             6,416
Work-in-process and sub-assemblies                                6,131             5,320
Finished goods                                                    2,122             2,233
                                                            ------------     -------------
Total inventories                                                15,580            13,969
Other current assets                                              2,579             3,207
                                                            ------------     -------------
Total current assets                                             31,044            26,439
Property, plant and equipment, net                                5,812             6,407
Deferred income taxes                                             1,687             3,472
Intangibles and other assets, net                                12,262            13,502
                                                            ------------     -------------
Total                                                      $     50,805     $      49,820
                                                            ============     =============

          Liabilities and Shareholders' Equity
--------------------------------------------------------
Current liabilities:
Short-term borrowings                                      $          -     $       6,596
Accounts payable                                                  2,843             1,437
Accrued payroll liabilities and commissions                       4,214             2,769
Accrued customer support and warranty costs                       1,117               999
Other accrued liabilities                                         2,703             1,969
Customers' deposits                                               4,423             3,328
Current portion of long-term debt                                 1,112             1,668
                                                            ------------     -------------
Total current liabilities                                        16,412            18,766
Long-term debt                                                    3,502             3,747
Deferred income taxes                                               213               238
Mandatorily redeemable preferred stock and warrants               2,003             3,467
Total shareholders' equity                                       28,675            23,602
                                                            ------------     -------------
Total                                                      $     50,805     $      49,820
                                                            ============     =============


       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS
FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

-----------------------------------------------------------------------------------------------


                                                                    2003                  2002
                                                               ----------            ----------
                                                          (in thousands, except per share data)

Net sales                                                     $   25,013            $   19,890
Cost of sales                                                     14,030                11,607
                                                               ----------            ----------
Gross profit                                                      10,983                 8,283
Operating expenses:
  Selling                                                          2,907                 2,875
  Research and development                                         1,320                 1,104
  General and administrative                                       2,105                 1,953
  Amortization of intangibles                                        331                   331
                                                               ----------            ----------
Total operating expenses                                           6,663                 6,263
Gain on sale of assets                                                 -                   884
                                                               ----------            ----------
Earnings from operations                                           4,320                 2,904
Other expense                                                        (20)                 (741)
                                                               ----------            ----------
Earnings before income taxes                                       4,300                 2,163
Income tax expense                                                 1,298                   773
                                                               ----------            ----------
Net earnings                                                       3,002                 1,390
Accretion of mandatorily redeemable preferred stock                    -                  (189)
                                                               ----------            ----------
Net earnings available to common shareholders                 $    3,002            $    1,201
                                                               ==========            ==========


Earnings per share
  - basic                                                     $     0.63            $     0.25
                                                               ==========            ==========
  - diluted                                                   $     0.60            $     0.25
                                                               ==========            ==========

Shares used in per share calculations - basic                      4,776                 4,762

Shares used in per share calculations - diluted                    5,031                 5,570




       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

-----------------------------------------------------------------------------------------------
                                                                 2003                  2002
                                                               ----------            ----------
                                                          (in thousands, except per share data)

Net sales                                                     $   61,335            $   52,684
Cost of sales                                                     35,932                31,444
                                                               ----------            ----------
Gross profit                                                      25,403                21,240
Operating expenses:
  Selling                                                          8,574                 8,244
  Research and development                                         3,732                 3,365
  General and administrative                                       5,487                 5,275
  Amortization of intangibles                                        992                   992
                                                               ----------            ----------
Total operating expenses                                          18,785                17,876
Gain on sale of assets                                                 2                   931
                                                               ----------            ----------
Earnings from operations                                           6,620                 4,295
Other expense                                                       (238)               (1,401)
                                                               ----------            ----------
Earnings from continuing operations                                6,382                 2,894
Income tax expense                                                 2,006                 1,004
                                                               ----------            ----------
Net earnings from continuing operations                            4,376                 1,890
Net earnings from discontinued operation, net of tax                   -                    39
                                                               ----------            ----------
Net earnings before change in accounting principle                 4,376                 1,929
Change in accounting principle, net of tax                             -                (4,302)
                                                               ----------            ----------
Net earnings (loss)                                                4,376                (2,373)
Accretion of mandatorily redeemable preferred stock                    -                  (582)
                                                               ----------            ----------
Net earnings (loss) available to common shareholders          $    4,376            $   (2,955)
                                                               ==========            ==========


Net earnings from continuing operations per share
  - basic                                                     $     0.92            $     0.27
                                                               ==========            ==========
  - diluted                                                   $     0.88            $     0.27
                                                               ==========            ==========

Net earnings from discontinued operation per share
  - basic and diluted                                         $        -            $     0.01
                                                               ==========            ==========

                                                                       Continued







       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

-----------------------------------------------------------------------------------------------
                                                                 2003                  2002
                                                               ----------            ----------
                                                         (in thousands, except per share data)

Net earnings before change in accounting principle
 per common share
  - basic                                                     $     0.92            $     0.28
                                                               ==========            ==========
  - diluted                                                   $     0.88            $     0.28
                                                               ==========            ==========

Net loss from change in accounting principle per common
 share - basic and diluted                                    $        -            $    (0.90)
                                                               ==========            ==========

Earnings (loss) per share
  - basic                                                     $     0.92            $    (0.62)
                                                               ==========            ==========
  - diluted                                                   $     0.88            $    (0.62)
                                                               ==========            ==========

Shares use in per share calculations - basic                       4,771                 4,757

Shares use in per share calculations - diluted                     4,984                 4,757

                                                                       Concluded




     See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002

-----------------------------------------------------------------------------------------------

                                                                 2003                  2002
                                                               ----------            ----------
                                                                       (in thousands)
Net cash provided by operating activities                     $    9,247            $    7,702

Cash flows from investing activities:
  Cash proceeds from sale of discontinued operation                    -                 3,577
  Proceeds from sale of property                                       3                 4,337
  Additions to property, plant and equipment                        (686)                 (464)
                                                               ----------            ----------
    Net cash provided by (used in) investing activities             (683)                7,450
                                                               ----------            ----------

Cash flows from financing activities:
  Repayment of short-term borrowings                              (6,650)               (2,000)
  Additions to long-term debt                                        500                 6,500
  Repayment of long-term debt                                     (1,431)              (17,965)
  Prepayment penalty on retirement of debt                             -                  (516)
  Redemption of preferred stock                                   (1,196)                    -
  Redemption of warrants                                            (268)                  (78)
  Proceeds from issuance of common stock                              65                    39
                                                               ----------            ----------
    Net cash used in financing activities                         (8,980)              (14,020)
                                                               ----------            ----------

Effect of exchange rates on cash                                     278                   125
Net increase (decrease) in cash and cash equivalents from
  continuing operations                                             (138)                1,257
Net decrease in cash and cash equivalents from
  discontinued operation                                               -                  (177)
Cash and cash equivalents, beginning of the period                 1,707                   738
                                                               ----------            ----------
Cash and cash equivalents, end of the period                  $    1,569            $    1,818
                                                               ==========            ==========

Supplemental information:
  Cash paid during the period for interest                    $      377            $      700
  Cash paid (refunded) during the period for income taxes     $      160            $     (674)
  Equipment obtained through lease financing                  $        -            $      100



       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2002. The results of operations for the three- and nine-month periods ended June 30, 2003 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2003 and the results of its operations for the three- and nine-month periods ended June 30, 2003 and 2002 and its cash flows for the nine-month periods ended June 30, 2003 and 2002.

2.   Stock Compensation

     The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 ("APB 25"). If the Company had accounted for its stock-based compensation plans under Statement of Financial Accounting Standards ("SFAS") No. 123, the Company's net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

                                                            Nine months ended
                                                            -----------------
                                               June 30, 2003                 June 30, 2002
                                         -------------------------    ---------------------------
                                          As Reported   Pro Forma      As Reported    Pro Forma
                                         ------------- -----------    ------------- -------------
         Net earnings (loss)               $    4,376  $    4,150      $    (2,373)  $    (2,634)

         Earnings (loss) per share
         - basic                           $     0.92  $     0.88      $     (0.62)  $     (0.68)
         - diluted                         $     0.88  $     0.84      $     (0.62)  $     (0.68)

                                                            Three months ended
                                                            ------------------
                                               June 30, 2003                 June 30, 2002
                                         -------------------------    ---------------------------
                                          As Reported   Pro Forma      As Reported    Pro Forma
                                         ------------- -----------    ------------- -------------
         Net earnings                      $    3,002  $    2,904      $     1,390   $     1,275

         Earnings per share
         - basic                           $     0.63  $     0.62      $      0.25   $      0.23
         - diluted                         $     0.60  $     0.58      $      0.25   $      0.23

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     During the nine-month period ending June 30, 2003, the Company granted 162,500 stock options. The weighted average fair value of the options granted, using the Black-Scholes methodology, was $5.36 per share. The total value of these options was $872,000 which would be amortized over a vesting period of approximately five years. The option prices range from $5.62 to $9.70 per share. These options expire on dates beginning May 2008 and ending May 2013.

3.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

4.   Comprehensive income (loss)

     The Company's consolidated comprehensive income (loss) was $3,204,000 and $1,894,000 for the three months ended June 30, 2003 and 2002, respectively and $5,207,000 and ($1,940,000) for the nine months ended June 30, 2003 and 2002, respectively. The differences between the net earnings (loss) reported in the condensed unaudited consolidated statements of earnings
     (loss) and the consolidated comprehensive net income (loss) for the periods consisted of changes in foreign currency translation adjustments.

5.   Goodwill and other intangible assets

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective October 1, 2002. The Company elected to early adopt SFAS No. 142 prior to the filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result of the implementation of this change in accounting principle, the Company recorded an impairment of goodwill associated with the automated inspection systems reporting unit, based on a discounted cash-flow analysis, effective at the beginning of fiscal 2002, of $4.4 million, and related income tax benefits of $71,000. The Company determined there was no impairment to the $2.5 million of goodwill associated with the process systems reporting unit.

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

     A reconciliation for the charges in the Company's allowances for warranties for the nine months ended June 30, 2003 and 2002 (in thousands) is as follows:

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                  Nine months ended
                                                    ---------------------------------------------
                                                      June 30, 2003              June 30, 2002
                                                    ------------------         ------------------
            Beginning balance                         $           869              $         748
            Warranty costs incurred                            (1,283)                    (1,898)
            Warranty expense accrued                            1,163                      1,920
            Translation adjustments                                21                          2
                                                    ------------------         ------------------
            Ending balance                            $           770              $         772
                                                    ==================         ==================



7.   Accounting pronouncements adopted

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which was effective October 1, 2002. Earlier application of this Statement was encouraged, but not required. SFAS No. 145, among other things, rescinds the requirement of SFAS No. 4 to treat gains and losses on the early extinguishment of debt as extraordinary items. Restatement of prior periods is required. As a result, amounts recorded in fiscal year 2002 as extraordinary items from the early extinguishment of debt have been restated to part of net income from continuing operations.

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

     In November 2002, the Emerging Issues Task Force (EITF) ratified a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for the Company beginning October 1, 2003. Issue No. 00-21 addresses accounting and reporting of a company's delivery or performance of multiple products, services, and/or rights customers might have to use a company's held assets to fulfill its needs, with delivery or performance that may occur at different points in time or over different periods of time. Management is currently evaluating the effects of this issue on the Company's consolidated financial statements.

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

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     In May of 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity. The statement establishes standards for issuers' classification as liabilities in the balance sheet of certain financial instruments that have characteristics of both liabilities and equity, including financial instruments which are mandatorily redeemable on a fixed date. This statement will be effective upon issuance for all contracts created or modified after the date the statement is issued and will otherwise be effective beginning the fourth quarter of fiscal 2003. As such, the Company believes its mandatorily redeemable preferred stock and warrants will be classified as liabilities.

     In November of 2002, the FASB issued Financial Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on the accounting and disclosure guidance for guarantors. The standard requires guarantors to recognize at inception the fair value of all its obligations it has undertaken to issue a guarantee and requires additional disclosures related to such. This statement, as it relates to the recognition and measurement of the liability, if any, would be effective in fiscal 2004 and the Company does not believe this will have a material effect on its financial statements. The disclosure requirements, which include a tabular reconciliation of warranty accrual activity, are effective for fiscal 2003 (see Note 6).

9.   Use of estimates

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:
-- the effect of adverse economic conditions in markets served by the Company and the financial capacity of customers to purchase capital equipment;
-- the possible adverse effect on sales and prices of competition and advances in technology;
-- the ability of new products to compete successfully in either existing or new markets; o the risks associated with adverse fluctuations in the foreign currency exchange rates;
--   the risks involved in expanding international operations and sales;
-- the availability and future costs of materials and other operating expenses;
-- the potential for patent-related litigation expenses and other costs resulting from claims asserted against the Company or its customers by third parties; and
-- other factors discussed in Exhibit 99.1 to the Company's Annual Report on Form 10-K filed with the SEC in December 2002 which exhibit is hereby incorporated by reference.

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

Application of Critical Accounting Policies
-------------------------------------------

    The Company has identified its critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financial statement item to which they relate, or because they require management judgment to make estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

--   Revenue recognition
--   Allowances for doubtful accounts
--   Valuation of inventories
-- Long-lived assets and Statement of Financial Accounting Standards ("SFAS) No. 142
--   Allowances for warranties
--   Accounting for income taxes

    Management has discussed the development and selection of these critical accounting estimates and their related disclosures in the MD&A section of the Company's periodic reports with the Audit Committee of the Company's Board of Directors.

    Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms that transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sales value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. The Company believes that revenue recognition is a "critical accounting estimate" because the Company's terms of sale may vary significantly, and management exercises judgment in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, sales price is fixed or determinable and collectibility is reasonably assured. During fiscal 2002 and 2003, some customers were more aggressive in requiring additional contractual commitments from the Company before final acceptance of equipment and associated transfer of title could occur, which has resulted in additional deferrals of revenue recognition. Increased customer contractual obligations may affect revenue recognition on an increased, yet indeterminate, amount of shipments in future periods. At June 30, 2003, the Company had deferred revenues of $1,652,000 as compared to $1,463,000 at September 30, 2002.

    Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers' historical payment patterns. Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payment and progress payments on significant customer projects and by requiring secured forms of payment for customers with uncertain credit profiles or locations in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a "critical accounting estimate" because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company's control. As of June 30, 2003, the balance sheet included allowances for doubtful accounts of $411,000. Actual charges to the allowance for doubtful accounts for the nine-month period ended June 30, 2003 were $25,000. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net profits.

    Valuation of inventories. Inventories are stated at the lower of cost or market. The Company's inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company's purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing such inventory minimization strategies as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales, production and to after-sale support. At June 30, 2003, cumulative inventory adjustments to lower of cost or market totaled $2.6 million compared to $2.3 million at September 30, 2002. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins and may adversely affect the borrowing base available under the Company's credit facilities.

    Long-lived assets and SFAS No. 142. The Company regularly reviews all of its long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. As of June 30, 2003, the Company held $17.4 million of property, plant and equipment and intangible assets, net of depreciation and amortization. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. The Company believes that the accounting estimate related to long-lived assets is a "critical accounting estimate" because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company's balance sheet and the potential material adverse effect on the reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value, a charge to income from continuing operations and a reduction to net profit in the affected period, and may affect the Company's ability to meet the tangible net worth covenant of it credit facilities.

    Allowances for warranties. The Company's products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components, and therefore warranty plans include third-party sourced parts that may not be covered by the third-party manufacturer's warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing latent defects and design errors on individual large projects. The Company believes that the accounting estimate related to allowances for warranties is a "critical accounting estimate" because: (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of June 30, 2003, the balance sheet included allowances for warranties of $770,000, while $1,283,000 of warranty charges were incurred during the nine months ended June 30, 2003. If the Company's actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, allowances for warranty would decrease, warranty expense would increase and gross margins would decrease. See Note 6.

    Accounting for income taxes. The Company's provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management's judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at June 30, 2003, due to anticipated utilization of all tax deferred tax assets. During the period, income tax expense was reduced by approximately $200,000 due primarily to changes in tax laws which re-characterized previously non-deductible items. The Company believes that the accounting estimate related to income taxes is a "critical accounting estimate" because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company's operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net income.

Results of Operations
---------------------

Sales for the three-month period ended June 30, 2003 increased 25.8% to $25.0 million compared with $19.9 million in the corresponding quarter last year. Net earnings for the quarter were $3.0 million, or $0.60 per diluted share, compared with net earnings of $1.4 million, or $0.25 per diluted share, in the corresponding period a year ago.

Sales for the nine months ended June 30, 2003 were $61.3 million compared with $52.7 million for the comparable period in fiscal 2002. The Company reported net earnings for the period of $4.4 million, or $0.88 per diluted share, compared with a net loss of $2.4 million, or $0.62 per diluted share, for the nine-month period in fiscal 2002. The nine-month period ended June 30, 2002 included a $4.3 million charge for the impairment of goodwill resulting from the Company's implementation of SFAS No. 142. Excluding this charge, net earnings from continuing operations for the nine-month period ended June 30, 2002 were $1.9 million, or $0.27 per diluted share.

Three Months. Net sales increased $5.1 million, or 25.8%, in the 2003 third quarter to $25.0 million from $19.9 million in the 2002 second quarter. Shipments were up in all product lines, with process systems up $3.1 million, parts and service up $1.2 million and automated inspection systems up $0.8 million.

Orders decreased $5.5 million, or 25.8%, in the 2003 third quarter to $15.7 million, compared to $21.2 million in the 2002 third quarter. Orders received in the period one year ago included a single large order by a customer in the french fry industry while orders in the current year do not include any large projects. Excluding this large project, orders received in the third quarter of fiscal 2003 are comparable to those of a year ago and reflect the seasonal nature of the Company's business.

The Company's backlog decreased $0.9 million, or 4.7%, at the end of the 2003 third quarter to $18.0 million from $18.9 million at the end of the 2002 third quarter. Backlog from the prior year included the large customer order mentioned above while backlog at the end of the 2003 third quarter does not include any large projects. The product mix in the current backlog is consistent with the product mix in the fourth quarter of last year.

Gross profit increased $2.7 million, or 32.6%, in the third quarter to $11.0 million from $8.3 million in the 2002 third quarter. Gross profit as a percent of sales increased to 43.9% in the third quarter of 2003 from 41.6% in the third quarter of 2002. Margins were favorably impacted by product mix, efficiencies in all manufacturing operations due to heavy shop loading, and by improved results in the Company's European operations.

Operating expenses increased by $0.4 million, or 6.4%, in the third quarter of 2003 to $6.7 million from $6.3 million in the 2002 third quarter. Third quarter 2003 operating expenses reflect several non-recurring items and the Company expects fourth quarter expenses will return to levels experienced in previous quarters. Operating expenses as a percent of sales declined to 26.6% in the third quarter of 2003 from 31.5% in the third quarter of 2002.

Included in the Company's Consolidated Statements of Earnings for the period ending June 30, 2002 was a gain on sale of assets for $0.9 million resulting from the sale of the Medford, Oregon facility.

Other expense declined by $721,000 in the 2003 third quarter to $20,000 from $741,000 in the 2002 third quarter. The prior year period contained a $0.5 million loss from the early extinguishment of debt related to the early payment penalty on the retirement of the mortgage on the Medford building. The current period also reflects reduced interest expense related to reductions of interest-bearing debt.

Nine Months. Net sales increased by $8.7 million, or 16.4%, in the fiscal 2003 nine-month period to $61.3 million from $52.7 million in the 2002 nine-month period. Automated inspection systems and process systems contributed to the increase by $3.9 million and $3.6 million respectively. The parts business contributed $1.8 million, partially offset by a drop in service contracts.

Orders increased by $5.1 million, or 8.7%, in the 2003 nine-month period to $63.8 million from $58.7 million in the prior nine-month period. Year-to-date increases can be attributed to the Company's Optyx(R) and tobacco sorter product lines as well as strength in its European subsidiary.

Gross profit increased by $4.2 million, or 19.6%, in the 2003 nine-month period to $25.4 million from $21.2 million in the prior nine-month period. Gross profit as a percent of sales increased to 41.4% in third quarter of 2003 from 40.3% in the third quarter of 2002. Factory efficiencies and improved performance in the Company's European operation contributed to the increase.

Operating expenses increased by $0.9 million, or 5.1%, in the 2003 nine-month period to $18.8 million from $17.9 million in the 2002 corresponding period. Operating expenses as a percentage of sales were 30.6% for the 2003 nine-month period compared to 33.9% in the prior year and were in line with the Company's expectations.

Other expense decreased by $1.2 million in the 2003 nine-month period to $0.2 million from $1.4 million in the 2002 nine-month period. Improvements are due to reduced interest expense resulting from decreased interest-bearing debt plus a favorable foreign currency exchange rate for the period. Included in other expense for the 2002 period was a $0.5 million loss from the early extinguishment of debt related to the early payment penalty on the retirement of the mortgage on the Medford building.

Net earnings from continuing operations increased by $2.5 million, or 131.5%, in the 2003 nine-month period to $4.4 million from $1.9 million in the 2002 nine-month period. The increase in sales, margins and continued emphasis on cost controls contributed to this improvement.

Liquidity and Capital Resources

For the nine months ended June 30, 2003, net cash provided by operating activities totaled $9.2 million compared with cash provided by operating activities of $7.7 million in the corresponding period of the prior fiscal year. During the most recent nine-month period, net earnings of $4.4 million, net of non-cash charges of $4.3 million, contributed cash of $8.7 million from operating activities. Non-cash charges consisted primarily of depreciation, amortization, and deferred income taxes (due to application of net operating loss carry forwards). Cash from operations was also provided by an increase in customers' deposits of $0.9 million, increases in accounts payable of $1.3 million, and increases in accrued payroll and other accrued liabilities of $1.5 million. These contributions to cash were partially offset by increases in inventories of $0.9 million and increases in accounts receivable of $3.4 million.

Net cash resources used in investing activities was $0.7 million in the nine months ended June 30, 2003 compared to cash provided of $7.5 million in the comparable period a year ago. The current period spending funded the acquisition of capital goods in the amount of $0.7 million, an increase of $0.2 million over the corresponding period last year. The corresponding period last year also included cash proceeds of $3.6 million from the sale of a discontinued operation and $4.3 million from the sale of property. At June 30, 2003, the Company had no significant commitments for capital expenditures.

Net cash used in financing activities during the nine months ended June 30, 2003 totaled $9.0 million, reflecting repayments of short term borrowings of $6.7 million, repayments of long term debt of $1.4 million, long term borrowing of $0.5 million, and redemption of preferred stock and warrants of $1.5 million. This use of cash compares to net cash flows used in financing activities of $14.0 million in the nine-month period of the prior year, consisting of repayments of short-term debt of $2.0 million, repayment of long-term debt of $18.0 million and $6.5 million of additions to long-term debt. The Company continues to maintain strong cash flows from operating activities and has therefore been able to make significant reductions to bank debt and redeemable preferred stock and warrants. The Company anticipates making further reductions to bank debt, convertible preferred stock, and warrants in the remainder of 2003.

During the nine-month period ended June 30, 2003, working capital increased by $7.0 million to $14.6 million. At the end of the period, the balance of cash and cash equivalents totaled $1.6 million, a $0.1 million decrease compared to the balance at the beginning of the period, resulting from the Company's operating, investing and financing activities during the period. Trade accounts receivable increased by $3.8 million principally as a result of a high volume of shipments during the most recent quarter. Inventories increased by $1.6 million as a result of increases in raw materials and work-in-process inventories to support the future production requirements represented by the increased backlog. Current liabilities decreased by $2.4 million to $16.4 million. Accounts payable, customer deposits, and accrued payroll expenses were up for the period, but short-term borrowings were zero and the current portion of long term debt was down compared to the beginning of the nine-month period.

The Company's domestic credit facility provides a credit accommodation totaling $14.4 million, consisting of a term loan of $3.4 million, a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a $1.0 million standby line of credit. The term loan and operating line bear interest at the Wall Street Journal prime rate plus 1.0% and prime plus 0.5% per annum respectively, which totaled 4.75% at June 30, 2003, while the standby line of credit, should it be utilized, bears interest at the Wall Street Journal prime rate plus 2%. The credit facility is secured by all of the United States personal property, including patents and other intangibles, of the Company and its subsidiaries, and contains covenants which require the maintenance of a defined debt service ratio, a defined net worth balance and ratio, minimum working capital and current ratio, and minimum profitability. At June 30, 2003, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $7.8 million under the revolving credit facility. At June 30, 2003, there were no borrowings under this facility and $3.4 million under the term loan with no borrowings under the standby line of credit.

The revolving credit facility matured on July 31, 2003 and was renewed by an Amendment to Loan Documents extending the maturity date to July 31, 2004. Various adjustments to the covenants were included as well as a reduction of interest rates on any outstanding balance from the Wall Street Journal prime rate plus 0.5% per annum to prime rate plus 0.0%. The standby line of credit is no longer needed and was not renewed. The Company's term loan remains in place with a maturity date of July 31, 2007.

Additionally, the Company's credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.8 million and includes a term loan of $840,000, an operating line of the lesser of $1.8 million or the available borrowing base, which is be based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million. If the bank guarantees total more than $1.2 million, the operating line will be reduced by the excess amount. The term loan facility requires quarterly payments of principal and matures in August 2012. The term loan is secured by real property of the Company's European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary's personal property. The credit facility bears interest at the bank's prime rate plus 1.75%, which at June 30, 2003 totaled 4.50%. At June 30, 2003, the Company had borrowings under this facility of $840,000 in term loans. Additionally, the Company had secured bank guarantees of $1,573,000 under the agreement.

Outstanding Series B convertible preferred stock totaled 161,930 shares as of June 30, 2003, and outstanding warrants totaled 38,388. Preferred stock and warrants are redeemable upon demand and will require the payment of approximately $2.0 million when presented. Presentments for preferred stock and warrant redemptions have slowed recently, and therefore the Company expects to fund future redemptions from operating cash flows.

The Company anticipates that the future cash flows from operations along with currently available operating credit lines will be sufficient to fund presently foreseeable cash needs and provide for future growth.

The Company's continuing contractual obligations and commercial commitments existing on June 30, 2003 are as follows:

                                                Payments due by period (in Thousands)
                                                 Less than 1                          After 5
Contractual Obligations                 Total        year     1-3 years   4-5 years     years
------------------------------------------------------------------------------------------------

Long-term debt   *                   $    4,240  $      941  $    1,940  $    1,157  $      202
Capital lease obligations                   374         171         201           2           -
Operating leases                         12,460       1,379       2,834       2,530       5,717
Warrant redemption obligations              384         384           -           -           -
Series B redemption obligations           1,619       1,619           -           -           -
                                     -----------------------------------------------------------
Total contractual cash obligations   $   19,077  $    4,494  $    4,975  $    3,689  $    5,919
                                     ===========================================================

* Includes the revolving credit line, term loan and mortgage payments on the Company's owned facility in Europe.

At June 30, 2003, the Company had standby letters of credit totaling $2.1 million, which includes secured letters of credit under the Company's credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. dollar against the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros, U.S. dollars, or to a far lesser extent, the respective legacy currencies of its European customers. The terms of sales to customers in Australia/New Zealand are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia/New Zealand, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company's domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At June 30, 2003, the Company was not a party to any currency hedging transactions. As of June 30, 2003, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $129,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

During the nine-month period ended June 30, 2003, the Euro gained a net of 15% in value against the U.S. dollar. The effect of the weaker dollar on the operations and financial results of the Company were:

-- Translation adjustments of $631,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

-- Foreign exchange gains of $261,000 were recognized in the other income and expense section of the consolidated income statement as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European operations.

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

Under the Company's current credit facilities, the Company may borrow at the lender's prime rate plus between 100 - 200 basis points. At June 30, 2003, the Company had $3.4 million of borrowings that had variable interest rates. During the quarter then ended, the interest rate on its various credit facilities ranged from 4.50% to 5.25%. At June 30, 2003, the interest rate ranged from 4.50% to 4.75%. As of June 30, 2003, management estimated that a 100 basis point change in the interest rate would affect net income before taxes by approximately $34,000 on an annual basis.


ITEM 4. CONTROLS AND PROCEDURES.

The Company's President and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

        31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)  Reports on Form 8-K

             1. Registrant's Form 8-K dated April 24, 2003 and filed with the Securities and Exchange Commission on April 24, 2003 related to a press release regarding Key's financial results for its second fiscal quarter ended March 31, 2003.

             2. Registrant's Form 8-K dated June 9, 2003 and filed with the Securities and Exchange Commission on June 9, 2003 related to a press release announcing that Kirk W. Morton has been elected to succeed Thomas C. Madsen as Chief Executive Officer of the Company.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               KEY TECHNOLOGY, INC.
                                        (Registrant)


Date: August 13, 2003      By  /s/  Kirk W. Morton
                             ----------------------------------------------
                                    Kirk W. Morton,
                                    President and Chief Executive Officer



Date: August 13, 2003      By  /s/  Phyllis C. Best
                             -----------------------------------------------
                                    Phyllis C. Best,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE NINE MONTHS ENDED JUNE 30, 2003

--------------------------------------------------------------------------------


EXHIBIT INDEX

Exhibit
-------

   31.1   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

   31.2   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

   32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002