Form 10-K
period 2003-09-30
KEY TECHNOLOGY INC
filed 2003-12-19
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549-1004

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended September 30, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to         .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [☒]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates on March 31, 2003 and December 3, 2003 (based on the last sale price of such shares) was approximately $21,570,125 and $58,576,022, respectively.

There were 4,846,486 shares of the Registrant’s common stock outstanding on December 3, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement dated on or about January 8, 2004 prepared in connection with the Annual Meeting of Shareholders to be held on February 4, 2004 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2003 FORM 10-K
TABLE OF CONTENTS

PART I

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ from those expressed or implied by the forward-looking statements.  With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:

•                  adverse economic conditions, particularly in the food processing industry, may also adversely affect the Company’s business;

•                  reductions in capital expenditures in industries served by the Company, and the financial capacity of customers in these industries to purchase capital equipment, may limit sales;

•                  competition and advances in technology may adversely affect sales and prices;

•                  failure to achieve product performance specifications may increase warranty expenses;

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

Sales for the year ended September 30, 2003 were $82.6 million compared with $70.2 million for fiscal 2002.  The Company reported net earnings for fiscal 2003 of $5.8 million, or $1.15 per diluted share, compared with a net loss of $2.0 million, or $0.53 per diluted share, for fiscal 2002.  Fiscal 2002 results included a charge of $4.3 million on the impairment of goodwill resulting from the implementation of Statement of Financial Accounting Standards (SFAS) No. 142.  Excluding this charge and the earnings from the discontinued operation, net earnings from continuing operations for fiscal 2002 were $2.3 million or $0.36 per diluted share.  Export and international sales for the fiscal years ended September 30, 2003, 2002 and 2001 accounted for 50%, 42% and 49% of net sales in each such year, respectively.

Industry Background

Food Processing Industry

The Company’s primary market is the food processing industry.  Food processors must process large quantities of raw product through different stages, including sorting to remove defective pieces and inspection for product quality and safety.  The frequency and severity of defects in the raw product is highly variable depending upon local factors affecting crops.  Historically, defect removal and quality control in the food processing industry have been labor intensive and dependent upon and limited by the variability of the work force.  The industry has sought to replace manual methods with automated systems that achieve higher yield, improve product quality and safety, and reduce costs.

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

The principal potato market served by the Company’s systems is french fries.  French fries comprise approximately 90% of the over eight billion pounds of frozen potato products processed annually in the United States.  The expansion of American-style fast food chains in other countries is resulting in development of the frozen french fry market overseas.  Current investment in new french fry processing facilities has declined relative to historical levels, largely in response to changing consumer preferences.  The Company’s diversification strategies during this same period have resulted in less dependence on this industry although it continues to be a strategically important market segment.

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

The global food processing industry has been in a consolidation period for approximately three years.  Market conditions suggest further consolidation in the future.  The Company believes the resulting food processing companies are financially stronger, and yet are faced with the need to improve profitability while satisfying external pressures to hold or reduce prices for their own products and provide safer products to the consuming public.  Since the Company’s equipment results in higher product yields, improved product quality and safety, as well as reduced processing costs, the Company believes these surviving companies will have increased interest in the Company’s products to satisfy these needs, allowing for expanded sales into the food processing industry in future years.  Due to the seasonal nature of the food processing industry, the Company does experience some seasonality of orders and shipments.  Orders and shipments to this industry in the Company’s first fiscal quarter of the year tend to be lower than during the Company’s other fiscal quarters.

Non-food Industries – Tobacco, Pharmaceuticals & Plastics

Processors in non-food industries also implement systems solutions to reduce costs, increase yields, and produce higher quality products that are safe for consumers.

The largest non-food processing market for the Company is the tobacco processing market.  With the acquisition of AMVC and its subsidiary SRC Vision in 2000, which had an installed base of over 100 automated inspection systems in the tobacco industry, the Company significantly increased its potential opportunities in this market and may be able to introduce additional products to tobacco customers.  The Company’s products provide tobacco companies sorting capability to remove impurities and foreign matter from a stream of stripped tobacco.  The Company believes that strong demand for automated tobacco inspection systems will continue based upon the high degree of acceptance demonstrated by its customers and the significant size of the worldwide tobacco processing market.  Additionally, the Company expects that the tobacco market may provide opportunities for expanded sales of process systems to compliment new and existing installations of automated inspection systems.

At present, the pharmaceutical, plastics and other non-food industries represent a relatively small share of the Company’s sales and installed base.  However, to further its growth strategy, the Company is actively pursuing expansion into new markets, such as chemical and plastics, and recycled paper.  The Company believes that many additional applications for its products exist in both food and non-food markets, particularly in the area of automated process control.

Products

The following table sets forth sales by product category for the periods indicated:

	Fiscal Year Ended September 30,
	2003		2002		2001
	(in thousands)
Automated inspection systems	$30,230	37%	$24,965	35%	$26,884	37%
Process systems	31,759	38%	25,767	37%	27,050	37%
Parts and service/contracts	20,633	25%	19,502	28%	19,020	26%
Net sales	$82,622	100%	$70,234	100%	$72,954	100%

Service and maintenance contracts are less than 10% of total net sales and therefore are summarized with parts.

The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2003	2002	2001
Automated inspection systems	42%	39%	39%
Process systems	28%	28%	32%
Parts and service/contracts	30%	33%	29%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and eliminate defects, most often during processing of raw and semi-finished products.  The Company’s product families within this group include the following:  ADR® automatic defect removal systems used in the French fry industry; Tobacco Sorter 3TM tobacco sorting systems used in tobacco threshing and primary processing; and the Tegra®, Prism IITM, and Optyx® sorter families which are used in a wide variety of applications in many industries and market segments.

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

Tegra System.  Tegra has been the leading seller of the Company’s automated inspection system product families for many years.  Tegra is especially well suited for particularly challenging sorting applications.

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

Prism System.   In 1999, SRC Vision introduced the Prism sorting system.  Designed for stable performance in challenging environments, Prism has gained strong acceptance in segments of the fruit, vegetable and snack food markets.  It uses a novel broad-band illumination system, and is designed to require minimal maintenance.  In addition to present and potential applications in potato products, vegetables, fruits, plastics, and snack foods, Prism adds specific applications with products such as dehydrated potato flakes, plastic flake and peaches.

In November 2002, the Company introduced the new Prism II.  This product incorporates the same capabilities and strengths as its predecessor in a more economical design, enabling the Company to improve on the gross margins available on the earlier version of the machine.

Tobacco Sorter II and Tobacco Sorter 3.  The tobacco industry has special requirements in the handling and sorting of its tobacco products, which vary in size and moisture content and other properties depending upon the type of product being produced and the point of handling and inspection.  Key’s Tobacco Sorter 3 (TS3), introduced worldwide in 2001, utilizes the machine vision engine of the Prism System in a specially constructed frame, enclosure, and material handling arrangement to meet the specific product inspection requirements of this industry.  In addition to the installed base of its predecessor, Tobacco Sorter II, the new TS3 has now been installed in North America, Latin America, Europe and Asia.  Customers have benefited from TS3’s improved color resolution, significantly enhanced data communications capability, and reduced maintenance requirements.

Optyx System. In fiscal 2001, the company developed and introduced its new automated inspection system named Optyx. The sorter has the power and sorting capabilities of a large sorter in an economical and compact machine. Optyx employs the advanced camera, lighting, image processing, and ejection technologies used in the Tegra and Prism products. The lower cost Optyx system is ideal for smaller processors and lower volume processing lines which were previously unable to justify the expense of a larger sorter. Present and potential applications include the Company’s traditional potato, fruit, vegetable and tobacco markets.   The Company is pleased with the market acceptance of this product.

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

Process Systems

Conveying and other custom designed processing systems are utilized throughout the food industry, as well as other industries, to move large quantities of product within a processing plant.  The Company’s process systems include the Iso-Flo®, HorizonTM, MarathonTM, and ImpulseTM vibratory conveyor systems.  The Company’s  product line is made up of mechanical sizing, sorting, separating and grading equipment.  In addition, the process systems group includes food pumping systems, belt conveyors, spiral elevators and other custom designed conveying technologies.

Iso-Flo Vibratory Conveying Systems.  The Company’s principal specialized conveying system is its Iso-Flo vibratory conveyor system.  The Iso-Flo conveyor is a type of pan conveyor.  Pan conveyors are common throughout industries that process product streams of discrete pieces, especially the food processing industry.  Pan conveyors move product pieces by vibrating the pan at high frequency along a diagonal axis, upward and forward.  This action propels the product ahead in small increments and distributes it evenly for close control of movement and presentation.

Iso-Flo systems are used in a variety of processing applications, including potato products, vegetables and fruits (green beans, peas, carrots, corn, peaches, pears, cranberries and apples), snack foods, cereals, pet foods, poultry, and seafood.  Non food processing applications include soap, tobacco, wood chips, plastics, and certain industrial applications.

Other conveyor systems product lines offered by the Company include:  Horizon, Impulse, and Marathon.

The Horizon is a horizontal motion vibratory conveyor that uses a gentle conveying action to move fragile foods, such as snacks, cereals and seasoned/coated products, through the processing stages.  The design of the Horizon eliminates vertical bounce of the processor’s product.  The revised product action results in reduced costs to certain processors who have a specific need for very gentle product conveying.  Cost savings result from reduced product damage, reduced seasoning/coating loss and elimination of condiment build-up on the conveying surface.

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

The mechanical sizing, sorting, separating, and grading products sold under the Farmco brand name are used in many food processing systems.  These proprietary rotary sizing and grading technologies optimize yield, increase packaging efficiency, and improve product quality primarily by removing either over or undersized and small irregular-shaped pieces of product from the line or separating product into predetermined size categories.  In combination with other Company-provided equipment, these products can increase overall line efficiency and systems capability.

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

Preparation Systems.  The Company designs and manufactures raw food preparation systems to prepare vegetables prior to freezing, canning or other processing.  Products in this group include blanchers, air cleaners, air coolers, froth flotation cleaners, vegetable metering and blending systems, and bulk handling equipment.  These products represent the Company’s most mature product line.  Sales of these products over the years have formed a customer base for sales of other Company products and are also establishing a customer base in markets in developing countries.

Preparation system revenues may also include a variety of third-party supplied equipment and installation services which are sold as components of larger processing lines, for which the Company has assumed turn-key sales responsibility.

Parts and Service/Contracts

The Company provides spare parts and post-sale field and telephone-based repair services to support its customers’ routine maintenance requirements and seasonal equipment startup and winterization processes. The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth.  The Company has realigned its service organization so that field service personnel are now geographically located closer to its customers throughout the world.  This strategy has contributed to revenue growth and improved gross margins in parts and service.  The Company also typically provides system installation support services which are included in the sales price of certain of its products, principally automated inspection systems.

The Company believes that there is an opportunity for the sale of upgrade product offerings to its customers so that newer technology with advanced features, greater reliability, and performance enhancements can benefit owners of Key systems.  The Company has developed specific upgrade products at the request of certain of its largest customers who own large numbers of the Company’s systems – particularly for its automated inspection systems.

Engineering, Research and Development

At September 30, 2003, the Company’s research and development department had 52 employees who conduct new product research and development and sustaining engineering for released products.  The Company’s technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

The Company’s project engineering department had 41 employees engaged in project engineering for custom systems.  The project engineering teams are responsible for engineering and designing the details of each custom order.  A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

In fiscal 2003, the Company’s research and development expenses, together with engineering expenses not applied to the manufacturing costs of products, were approximately $4.9 million, compared to $4.5 million and $5.4 million in 2002 and 2001, respectively.

Manufacturing

The Company maintains three domestic manufacturing facilities, two located in Walla Walla, Washington  and one in Redmond, Oregon, and a European manufacturing facility located in The Netherlands.  The Company’s current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Finite Element Analysis (FEA), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies.  Manufacturing activities include process engineering; fabrication, welding, finishing,  and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration.  The Company manufactures specific products in the following locations:

Location	Size in Square Feet	Products/Services Produced

Walla Walla, Washington	150,000	Automated Inspection Process Systems Parts and Service
Walla Walla, Washington	100,000	Process Systems
Redmond, Oregon	19,000	Process Systems Parts and Service
Beusichem, The Netherlands	45,000	Process Systems Parts and Service
Beusichem, The Netherlands	18,000	Parts warehouse Future manufacturing expansion

The Company manufactures certain of its products to Underwriters Laboratories, United States Department of Agriculture and Occupational Safety and Health Administration standards.  The Company’s domestic operations in its Walla Walla facilities originally became qualified in January 1995 for certification to the ISO-9001 quality management and assurance standards.   During fiscal 2002, the Company embarked upon recertification under the new ISO-9001:2000 standards, with onsite audits at each facility in the United States, including the Redmond and Medford facilities, taking place early in fiscal 2003.  Certain of the Company’s products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards.

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

Environmental

The Company has not received notice of any material violations of environmental laws or regulations in on-going operations.

Sales and Marketing

The Company markets its products directly and through independent sales representatives.  In North America, the Company operates sales offices in Walla Walla, Washington; Medford, Oregon; and Redmond, Oregon.  The Company’s subsidiary, Key Technology B.V., provides sales and service to European customers.  The Company’s subsidiary, Key Technology Australia Pty. Ltd., provides sales and service to customers primarily in Australia and New Zealand.  The Company supplies products from both product groups - automated inspection systems and process systems - to customers in its primary markets through common sales and distribution channels.  In addition, the Company supplies parts and service through its worldwide service organization.

Most exports of products manufactured in the United States for shipment into international markets other than Europe and Australia have been denominated in U.S. dollars.  Sales into Europe of systems, spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies, most commonly Euros.  Sales into Australia are typically denominated in its local currency.  In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company’s products in international markets; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws.  Additional information regarding export and international sales is set forth in Note 14 to the Company’s Consolidated Financial Statements for the year ended September 30, 2003.

During fiscal 2003, 2002 and 2001, sales to McCain Foods represented approximately 7%, 16% and 17% of total net sales, respectively.  While the Company believes that its relationship with McCain is satisfactory, the loss of this customer could have a material adverse effect on the Company’s revenues and results of operations

Backlog

The Company’s backlog as of September 30, 2003 and September 30, 2002 was approximately $20.1 million and $15.1 million, respectively.  Gross orders exceeded shipments of Company products by $5.0 million in fiscal 2003.  The Company schedules production based on firm customer commitments and forecasted requirements.  The Company includes in backlog only those customer orders for which it has accepted purchase orders.

Competition

The markets for automated inspection systems and process systems are highly competitive.  Important competitive factors include price, performance, reliability, and customer support and service.  The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices.  Certain of the Company’s competitors may have substantially greater financial, technical, marketing and other resources.  The Company’s principal competitors are believed to be FMC Technologies, Inc., Heat & Control, Sortex Ltd., Kiremko B.V., and BEST N.V.  During fiscal 2003, BEST N.V. acquired the Pulsarr B.V. and Elbicon N.V. subsidiaries of Barco N.V.  During fiscal 2003, the Company encountered additional small competitors entering its markets, including the introduction of potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies.  As the Company enters new markets, it expects to encounter new niche competitors.

Patents and Trademarks

The Company currently holds fifty-four United States patents issued from 1988 through 2003, seventeen other national patents issued by other countries, and one issued regional patent.  The first of these patents expires in calendar 2005.  As of December 3, 2003, sixteen other national patent applications have been filed and are pending in the United States and other countries and three regional applications are pending and three international applications have been filed that are awaiting the national phase.  The Company has thirty-three registered trademarks and two pending applications for trademarks.

The Company also attempts to protect its trade secrets and other proprietary information through proprietary information agreements and security measures with employees, consultants and others.  The laws of certain countries in which the Company’s products are or may be manufactured or sold may not protect the Company’s products and intellectual property rights to the same extent as the laws of the United States.  The Company is currently evaluating the protections available to its intellectual property in China, which has been a significant source of orders for its tobacco sorters and has seen the recent introduction of potentially competing sorters.  The Company is currently attempting to invalidate three Chinese patents that have been issued which the Company believes are derivative of  its designs.

Employees

At September 30, 2003, the Company had 483 full-time employees, including 216 in manufacturing, 93 in engineering, research and development, 121 in marketing, sales and service, and 53 in general administration and finance.  A total of 101 employees are located outside the United States.  The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products.  Of the total employees at September 30, 2003, 4 were contract employees.  None of the Company’s employees in the United States are represented by a labor union.  The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union.  The Company has never experienced a work stoppage, slowdown or strike.

Available Information

The Company’s filings with the Securities and Exchange Commission (SEC) are made available free of charge through the Investor Relations section of the Company’s Internet website at www.key.net as soon as reasonably practicable after the Company electronically files such material with the SEC.

ITEM 2.                 PROPERTIES.

The Company owns or leases the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	150,000	Leased with option to purchase within the lease term	2015	none
Walla Walla, Washington	Manufacturing, research and development, sales and marketing	100,000	Leased with option to purchase	2005	2010
Medford, Oregon	Research and development, sales and marketing (1)	16,000	Leased	2007	none
Medford, Oregon	Vacant Lot (2)	50,000	Owned	N/A	N/A
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2007	2008
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2008	2013
Beusichem, The Netherlands	Parts warehouse, future manufacturing expansion	18,000	Owned	n/a	n/a

(1)

In fiscal 2001, the manufacturing activities previously performed in Medford were moved to the Company’s facility in Walla Walla. The Company sold its partially-vacant Medford facility in April 2002 and leased back a small portion of the building.

(2)

The Company originally acquired 150,000 square feet of vacant land in conjunction with the acquisition of AMVC.  Subsequently, the Company has sold 100,000 square feet to various third parties and the remaining parcel is held for sale.

The Company also has leased office space in Dingley, Australia.

ITEM 3.                 LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business.  As of December 3, 2003, the Company was not a party to any material legal proceedings.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                 MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Common Stock

Shares of the Company’s common stock are quoted on the Nasdaq National Market System under the symbol “KTEC”.  The following table shows the high and low bid prices per share of the Company’s common stock by quarter for the two most recent fiscal years ended September 30, 2003:

	High	Low
Fiscal 2003
1st Quarter	$6.000	$4.900
2nd Quarter	6.000	5.160
3rd Quarter	12.300	5.700
4th Quarter	13.500	9.770

Fiscal 2002
1st Quarter	$3.360	$2.150
2nd Quarter	3.800	2.350
3rd Quarter	5.000	2.996
4th Quarter	6.139	4.600

The source of these quotations for the Company’s common stock was the Nasdaq OnlineSM Internet site.

The Company had approximately 2075 beneficial owners of its common stock, of which 175 are of record, as of December 3, 2003.

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

Series B Convertible Preferred Stock

Shares of the Company’s Series B convertible preferred stock were issued in the acquisition of AMVC on July 12, 2000.  The Series B Convertible Preferred stock was traded on the Nasdaq SmallCap Market under the symbol “KTECP” until December 2, 2002.  At that date, the Company voluntarily delisted the Series B preferred because a majority of the shares had been redeemed for cash.  The Series B preferred shares are now traded on the over-the-counter market known as the “pink sheets” under the symbol “KTECP.PK.”

The Company had approximately 831 beneficial owners of its Series B convertible preferred stock, of which 64 are of record, as of December 3, 2003.

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

Upon closing the AMVC acquisition on July 12, 2000, the FMC Technologies, Inc. (FMC) option to purchase shares of AMVC common stock was converted into an option to purchase 210,000 shares of Key Technology Series B convertible preferred stock and warrants to purchase 52,500 shares of Key Technology common stock for $2,520,000. This option expired on October 14, 2003.

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

ITEM 6.                 SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2003 has been derived from the audited consolidated financial statements of the Company.  The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.

	Fiscal Year Ended September 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$82,622	$70,234	$72,954	$67,412	$69,531
Cost of sales	48,626	42,352	47,186	42,412	43,838
Gross profit	33,996	27,882	25,768	25,000	25,693
Operating expenses	25,221	23,486	28,190	25,302	21,022
Gain (loss) on sale of assets	4	883	76	(20)	(3)
Income (loss) from operations	8,779	5,279	(2,346)	(322)	4,668
Other income (expense)	(327)	(1,733)	(1,340)	200	493
Earnings (loss) from continuing operations before income taxes	8,452	3,546	(3,686)	(122)	5,161
Income tax (benefit) expense	2,693	1,238	(1,343)	(168)	1,632
Net earnings (loss) from continuing operations	$5,759	$2,308	$(2,343)	$46	$3,529
Earnings (loss) on discontinued operation (net of tax)	—	39	(2,581)	(379)	—
Change in accounting principle (net of tax)	—	(4,302)	—	—	—
Net earnings (loss)	5,759	(1,955)	(4,924)	(333)	3,529
Accretion of mandatorily redeemable preferred stock	—	(582)	(939)	(235)	—
Net earnings (loss) available to common shareholders	$5,759	$(2,537)	$(5,863)	$(568)	$3,529
Net earnings (loss) from continuing operations per share – basic	$1.21	$0.36	$(0.69)	$(0.04)	$0.75
– diluted	$1.15	$0.36	$(0.69)	$(0.04)	$0.75
Net earnings (loss) from discontinued operation per share - basic and diluted	$—	$0.01	$(0.55)	$(0.08)	$—
Change in accounting principle per share – basic and diluted	$—	$(0.90)	$—	$—	$—
Earnings (loss) per share – basic	$1.21	$(0.53)	$(1.24)	$(0.12)	$0.75
– diluted	$1.15	$(0.53)	$(1.24)	$(0.12)	$0.75
Cash dividends per share	$—	$—	$—	$—	$—
Shares used in per share calculation – basic	4,774	4,759	4,740	4,723	4,707
– diluted	4,989	4,759	4,740	4,723	4,711

	September 30,
	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$6,442	$1,707	$738	$6,535	$6,403
Working capital	17,226	7,673	10,722	25,202	22,973
Property, plant and equipment, net	5,503	6,407	11,436	13,784	8,582
Total assets	51,215	49,820	74,841	85,417	44,420
Current portion of long-term debt	1,066	1,668	11,739	3,447	304
Long-term debt, less current portion	3,249	3,747	6,581	19,483	722
Mandatorily redeemable preferred stock and warrants	1,882	3,467	13,531	17,105	0
Shareholders’ equity	30,219	23,602	25,711	31,465	32,657

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

•             Revenue recognition

•             Allowances for doubtful accounts

•             Valuation of inventories

•             Long-lived assets and Statement of Financial Accounting Standards (“SFAS) No. 142

•             Allowances for warranties

•             Accounting for income taxes

Management has discussed the development, selection and related disclosures of these critical accounting estimates with the audit committee of the Company’s board of directors.

Revenue Recognition.   The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Revenue earned from services is recognized ratably over the contractual period or as the services are performed.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to defer revenue recognition.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured.   At September 30, 2003, the Company had deferred $1.1 million of revenue compared to $1.5 million for the year ended September 30, 2002.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payment and progress payments on significant customer projects and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of September 30, 2003 the balance sheet included allowances for doubtful accounts of $542,000.  Actual charges to the allowance for doubtful accounts for fiscal 2003 and 2002 were $23,000 and $75,000, respectively.  Accruals for bad debt expense (increases in the allowance) for fiscal 2003 and 2002 were $162,000 and $39,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment.  Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing such inventory minimization strategies as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2003, cumulative inventory adjustments to lower of cost or market totaled $2.5 million compared to $2.3 million for the year ended September 30, 2002.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins and may adversely affect the borrowing base available under the Company’s credit facilities.

Long-lived assets and SFAS No. 142.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  As of September 30, 2003, the Company held $16.7 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value, a charge to income from continuing operations and a reduction to net earnings in the affected period, and may affect the Company’s ability to meet the tangible net worth covenant of its credit facilities.

The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ending December 31, 2001.  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  As a result of the implementation of this change in accounting principle, the Company recorded an impairment charge associated with goodwill for the automated inspection systems reporting unit, effective at the beginning of fiscal 2002, of $4.4 million, and related income tax benefits of $71,000.  The Company determined there was no impairment to the $2.5 million of goodwill associated with the process systems reporting unit.  The impairment of goodwill was reported as a change in accounting principle, which is reported separately from the results of continuing operations, and included separate earnings per share disclosures.  Any impairment of intangible assets subsequent to the adoption of SFAS No. 142 would be reported as a charge to income from continuing operations and a reduction in net earnings in the affected period.  The Company recorded no impairment charge in fiscal 2003.

Allowances for warranties.  The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components, and therefore warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of September 30, 2003, the balance sheet included warranty reserves of $837,000, while $1.7 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $869,000 and warranty charges of $2.4 million for the year ended September 30, 2002.  If the Company’s actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would decrease, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  There was no valuation allowance at September 30, 2003, due to anticipated utilization of all tax deferred tax assets.  During the period, income tax expense was reduced by approximately $150,000 due primarily to changes in tax laws which re-characterized previously non-deductible items.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

Currently, Congress is deliberating legislative action to replace the current Extra Territorial Income Exclusion Act of 2000 (“ETI”), due to rulings by the World Trade Organization that it was an illegal export subsidy.  Potential legislation could adversely affect the Company by eliminating or reducing the ETI exclusions, thereby increasing its effective tax rate or changing corporate tax rates which could require revaluation of the Company’s deferred tax benefits.  Tax benefits to the Company as part of this legislation could potentially offset some, if not all, of these adverse consequences, although not necessarily in the same fiscal year.

Results of Operations

Fiscal Year 2003 compared to Fiscal Year 2002

Net sales increased 18% to $82.6 million in fiscal 2003, up $12.4 million from $70.2 million in fiscal 2002.  Sales growth occurred over all three of the Company’s major product lines.  The Company handled two large projects totaling $9.0 million in fiscal 2003 that added to both automated inspection system and process system sales.  Automated inspection systems sales were 21% higher than in the previous year with increases in the Tegra, Optyx, and tobacco sorter product lines.  Process systems sales grew by 23% in year-over-year comparison helped by vibratory product line growth as well as strong growth in the Company’s Netherlands subsidiary.  Parts sales grew by 17% over fiscal 2002 partly due to price increases but also due to orders for tobacco sorter upgrades and a greater emphasis on after-sale customer support.

Gross profit increased $6.1 million to $34.0 million, or 41% of net sales, in fiscal 2003 from $27.9 million, or 40% of net sales, in 2002.  The gross profit, as a percentage of net sales in fiscal 2003 as compared to fiscal 2002, improved due to the growth in higher margin parts sales, favorable manufacturing efficiencies due to volume, and cost reductions primarily in warranty expenses.  Warranty expenses in fiscal 2002 included non-recurring costs related to two large European projects and to the launch of the Optyx product line.  Additionally, the Company’s Netherlands subsidiary showed significant improvements in manufacturing efficiencies and cost reductions.

Operating expenses increased $1.7 million to $25.2 million in fiscal 2003 from $23.5 million in fiscal 2002, and represented 31%, and 33% of net sales in each year, respectively. While operating expense dollars rose, operating expenses as a percent of net sales dropped by 2% reflecting the Company’s continued emphasis on cost controls.

Selling expenses increased by 9% to $11.7 million in fiscal 2003 from $10.7 million in fiscal 2002, and represented 14% and 15% of net sales in each year, respectively.  In addition to expenses incurred to support the higher sales volume, the year included more trade shows, and the creation of a new marketing department. The increase reflects the Company’s strategy of diversification of product and markets.

Research and development expenses increased by $0.4 million to $4.9 million in fiscal 2003 from $4.5 million in fiscal 2002, and represented 6% of net sales in each year, respectively.  Given the maturity of the Company’s product lines, most of the fiscal 2003 research and development expenses were directed to new inspection technologies to optimize process control and other strategic initiates.

General and administrative expenses increased $0.3 million to $7.3 million in fiscal 2003 from $7.0 million in fiscal 2002, and represented 9% and 10% of net sales in each year respectively.  The Company continues to see increased costs associated with Sarbanes-Oxley compliance in the areas of accounting fees, legal fees, and outside consulting services.  It is anticipated that fiscal 2004 will see another rise in compliance expenses and may also include additional costs related to the planned upgrade of the Company’s enterprise resource planning system.

Other income and expense includes interest income and expense, royalty income and other income or expense from miscellaneous sources.  Total other income and expense reflected $0.3 million in expenses for fiscal 2003 compared to $1.7 million expenses for fiscal 2002.  Interest expense in fiscal 2003 dropped $0.4 million due to lower interest bearing debt levels, and foreign currency transaction gains of $0.2 million were recognized.  In fiscal 2002, the Company recognized $0.3 million associated with the withdrawal of a tender offer for the redemption of preferred stock, and $0.7 million in losses from the early retirement of debt that did not repeat in 2003.

The Company’s effective income tax rate was 31.9% in fiscal 2003, compared to 34.9% in fiscal 2002.   The effective tax rate varies from the statutory rate of 34% due to permanent differences arising from extra-territorial income exclusions, research and development tax credits, and other permanent differences, plus the inclusion of the effective state income tax rate. In fiscal 2003, the effective rate was also reduced by 1.8% due to changes in tax laws which re-characterized previously non-deductible expenses.

Net earnings from continuing operations for fiscal 2003 was $5.8 million, or $1.15 per diluted share, compared to $2.3 million, or $0.36 per diluted share, for fiscal 2002.  The Company reported a net loss for fiscal 2002 of $2.0 million, or $0.53 per diluted share, after giving effect to earnings or losses from discontinued operations and a change in accounting principle.

Fiscal Year 2002 compared to Fiscal Year 2001

For the fiscal years ended September 30, 2002, and 2001, the Company’s net sales were $70.2 million, and $73.0 million, respectively.  Sales of parts and service/contracts increased by 3%, which was more than offset by decreases in sales of automated inspection systems and process systems of 7% and 6%, respectively, in fiscal 2002 compared to fiscal 2001.  Acquired product lines, exclusive of parts and service, contributed approximately 19% and 17% of the systems sold in fiscal 2002 and 2001, respectively.  The acquisition of AMVC also helped the Company’s strategy of diversification, as net sales of non-food systems, principally to the tobacco industry, rose to represent 10% and 12% of system sales in fiscal 2002 and 2001, respectively.

The incremental net sales from acquired product lines were partially offset by decreased net sales from the Company’s traditional business, the food processing industry in the United States, during both fiscal 2002 and fiscal 2001.  The soft markets experienced in fiscal 2001 continued through much of fiscal 2002 as sales to the food processing industry continued to be unfavorably affected by market factors, including the consolidation among food processors and softness in the vegetable industry.

Gross profit was 40% and 35% of net sales in fiscal 2002 and 2001, respectively.  The gross profit, as a percentage of net sales in fiscal 2002 as compared to fiscal 2001, benefited from improvements in efficiencies across most product lines, including improvements in utilization of production and service capacity, and cost-cutting measures taken during fiscal 2001 and the first quarter of fiscal 2002.  Automated inspection systems gross profit, as a percent of net sales, increased by seven percentage points in fiscal 2002 over fiscal 2001, principally as the result of a 65% decrease in other costs of sale, largely due to improved utilization of manufacturing facilities, with a lesser contribution coming from decreased warranty costs.  The gross profit for process systems between fiscal 2002 and fiscal 2001 was comparable with improvements in manufacturing efficiencies offset by increases in warranty expenses, due principally to two french fry projects in Europe.  Parts and service/contracts gross profit, as a percent of net sales, increased by eight percentage points in fiscal 2002 from fiscal 2001, principally as the result of improved utilization of field service personnel.

Operating expenses decreased by 17% to $23.5 million in fiscal 2002 from $28.2 million in fiscal 2001, and represented 33%, and 39% of net sales in each such year, respectively.  During fiscal 2001 and the first quarter of fiscal 2002, the Company implemented significant cost reduction programs, which resulted in reduced operating expenses in all areas for fiscal 2002 when compared to the prior fiscal year.

Selling and marketing expenses decreased by 19% to $10.7 million in fiscal 2002 from $13.2 million in fiscal 2001, and represented 15% and 18% of net sales in each such year, respectively.  In fiscal 2002, selling and marketing expenses decreased principally due to reductions in programs and the associated manpower.  At the same time, the Company invested in improved sales coverage in the Asia Pacific area with the opening of its new office in Australia.

Research and development expenses decreased by 17% to $4.5 million in fiscal 2002 from $5.4 million in fiscal 2001, and represented 6% and 7% of net sales in each such year, respectively.  Activities in fiscal 2002 focused on extending the capabilities and applications of the technologies contained in Optyx, Tegra and Prism, and development of new inspection technologies.  The reduced levels of research and development expenses experienced in fiscal 2002 were the result of the full integration of the research and development activities of the acquired companies.

General and administrative expenses decreased 7% to $7.0 million in fiscal 2002 from $7.5 million in fiscal 2001, and represented 10% of net sales in each such year, respectively.  General and administrative expenses decreased in fiscal 2002 compared to fiscal 2001 as a result of elimination of nonrecurring and redundant costs experienced in fiscal 2001 as the Company integrated the acquisitions made in fiscal 2000.  These cost savings were partially offset by increased accounting and legal costs incurred during fiscal 2002 with regard to the SFAS No. 142 implementation and work on alternatives to meet the potential preferred stock redemption obligation.

The 37% decrease in amortization of intangibles, representing 1% of net sales, for fiscal 2002 when compared to fiscal 2001 is the result of implementation of SFAS No. 142, which eliminated amortization of goodwill and certain intangible assets.  The Company obtained independent appraisals of the fair market value of the AMVC intangible assets acquired.  Acquired intangible assets, including patents, existing technologies, trademarks, trade names and purchased customer development, are amortized over the shorter of their remaining lives or periods of 10 years.

Other income and expense includes interest income and expense, royalty income and other income or expense from miscellaneous sources.  Net interest expense in fiscal 2002 was $734,000 compared to $1.5 million in fiscal 2001.  The decrease in net interest expense in fiscal 2002 compared to fiscal 2001 resulted from decreases in interest rates, both as a result of reductions in prime rate and reduced rates on refinanced debt, and decreases in total debt. During fiscal 2002, as part of the Company’s efforts to establish alternatives to meet the potential obligation arising from the redemption of preferred stock, the Company embarked upon a tender offer to holders of that stock.  With the success of the refinance of the Company’s credit facilities, which provided funds for redemption, the tender offer was discontinued and $270,000 of associated costs was charged to other expense.  The Company also recognized loan amortization costs of $144,000 for fiscal 2002 while fiscal 2001 had no such costs.  During fiscal 2002, the Company received royalty payments of $9,000 compared to total royalty income of $131,000 in fiscal 2001.  During fiscal 2002, the Company recognized foreign currency transaction gains totaling $80,000 on cash and accounts receivable held primarily in Euros and Dutch guilders.  This compares to foreign currency transaction gains of $242,000 in fiscal 2001.  During the second quarter of fiscal 2002, the Company restructured its credit facility with its senior lender and, in the fourth fiscal quarter, refinanced its credit facility with a new senior lender.  Each of these activities resulted in the expensing of unamortized loan origination fees.  In addition, during the third quarter of fiscal 2002, the Company sold its surplus manufacturing facility in Medford, Oregon, moved its Medford staff into a smaller leased portion of that same facility and paid off the mortgage secured by that facility.  The early payoff of the mortgage resulted in a prepayment penalty and write-off of associated unamortized loan costs.  The total charge for these items during fiscal 2002 was $736,000 compared to no such charges in fiscal 2001.

On October 31, 2001, the Company completed the sale of its wholly owned subsidiary, Ventek, Inc, which supplied machine vision systems to the forest products industry.  Ventek was acquired as part of the acquisition of AMVC.  As a result of the sale of Ventek, the Company recorded a loss on the sale of discontinued operations of approximately $2.1 million, net of tax, in fiscal 2001.  The Company also reported net earnings from this discontinued operation of $39,000 net of tax in fiscal 2002, compared to net losses from the discontinued operation of $436,000, net of tax, for fiscal 2001.  See Note 2 to the Company’s Consolidated Financial Statements for a more complete description of the sale of Ventek.

Net earnings from continuing operations for fiscal 2002 was $2.3 million, or $0.36 per diluted share, compared with a net loss from continuing operations of $2.3 million, or $0.69 per diluted share, for fiscal 2001.  Net earnings or loss for each period is adjusted by the accretion of mandatorily redeemable preferred stock in calculating the associated earnings per share.  The increase in net income from continuing operations in fiscal 2002 was due to the cost-cutting measures employed in late fiscal 2001 and early 2002 to reduce spending and return the Company to profitability, and improvements in gross margins and operating expenses from the non-recurrence of merger-related and integration charges incurred in fiscal 2001, which totaled $3.4 million, or $2.1 million after tax.

The Company reported a net loss for fiscal 2002 of $2.0 million, or $0.53 per diluted share, after giving effect to earnings from a discontinued operation and the losses due to the change in accounting principle.  This compares to a net loss of $4.9 million, or $1.24 per diluted share, in fiscal 2001.  The reported basic and diluted earnings or loss per share for the respective periods are the same, due to the anti-dilutive effect of the common share equivalents.

Liquidity and Capital Resources

Fiscal Year 2003

During fiscal 2003, net cash provided by operating activities totaled $14.5 million.  Cash flow was favorably affected by non-cash expenses reflected in the Consolidated Statement of Operations such as depreciation and amortization of $3.7 million, and non-cash tax expense of $2.1 million due to application of deferred income tax benefits and carryovers from previous years.  In addition, cash provided by operating activities was positively affected by a decrease in inventories of $0.8 million, changes in assets  and other liabilities netting $2.3 million, and an increase in customer deposits of $1.3 million. These cash inflows were partially offset by an increase in accounts receivable of $1.6 million.  Cash generated from these sources provided funds to reduce the interest-bearing debt, and to redeem preferred stock and warrants in fiscal 2003. Management continues to focus on cash generation through profitable operations but cash flow will be somewhat effected by a reduction in the level of the deferred income tax benefits carryover that the Company received in FY 2003.  Management does expect to maintain emphasis on working capital controls, especially in the area of inventory turns, to improve the Company’s return on assets employed.

Net cash resources used in investing activities totaled $0.8 million in fiscal 2003 and represented the Company’s acquisition of capital equipment.  At September 30, 2003, the Company had no material commitments for capital expenditures.

Cash flows used in financing activities in fiscal 2003 netted to $9.4 million and reflect proceeds from the issuance of long-term debt of $0.5 million, payments for the reduction of short-term borrowings of $6.7 million, long-term debt reduction of $1.7 million, and the redemption of preferred stock and warrants of $1.6 million.  Proceeds from the issuance of common stock under the Company’s employee stock option and stock purchase plans during fiscal 2003 was $0.1 million.

The Company’s domestic credit facility provides a credit accommodation totaling $13.2 million in the United States consisting of a term loan of $3.2 million and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories.  The revolving credit facility matures on July 31, 2004.  The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007.  The term loan and revolving credit facility bear interest at the Wall Street Journal prime rate, which was 4.00% at September 30, 2003.  The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants which require the maintenance of a defined debt service ratio, a defined debt ratio, minimum working capital and current ratio, and minimum profitability.  At September 30, 2003, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $6.9 million under the revolving credit facility.  At September 30, 2003, borrowings under the term loan were $3.2 million.  There were no borrowings under the revolving credit facility.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.7 million  and includes a term loan facility of $814,000, an operating line of the lesser of $1.7 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million.  The term loan facility requires quarterly principal payments of $36,000 and matures in August 2012.  It is secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate plus 1.75%, which at September 30, 2003 was 4.50%.  At September 30, 2003, the Company had borrowings under this facility of approximately $814,000 in term loans.  Additionally, the Company had secured bank guarantees of  $882,000 under this agreement.

The Company made meaningful progress in managing working capital and reducing its interest bearing debt in 2003.  The Company believes its principal lender will renew the Company’s revolving credit line when it matures in July 2004.

Prior Years – Fiscal 2002 and 2001

Cash provided by operating activities in fiscal 2002 totaled $11.2 million compared to $2.7 million in fiscal 2001.  Cash provided by operating activities in fiscal 2002 was favorably affected by non-cash expenses reflected in the Consolidated Statement of Operations such as depreciation and amortization of $3.8 million, the non-cash charge for the change of accounting principle of $4.3 million and non-cash tax expense of $1.5 million due to application of deferred income taxes resulting from the application of net operating loss and tax benefit carryovers from previous years, much of which was acquired with the AMVC acquisition. In addition, cash provided by operating activities was affected by a decrease in accounts receivable of $6.0 million, a decrease in inventory of $0.8 million, income tax refunds or other reductions to income tax receivables of $0.8 million, increases in payroll, commissions and other liabilities netting $0.1 million and an increase in customer deposits of $1.1 million. These cash inflows were partially offset by a decrease in accounts payable of $4.1 million, an increase in prepaid expenses and other current assets of $0.7 million, and a decrease in income taxes payable of $0.3 million.

Cash provided by operating activities in fiscal 2001 totaled $2.7 million and was also favorably affected by non-cash expenses reflected in the Consolidated Statement of Operations such as depreciation and amortization of $4.5 million and the non-cash charge for loss on the operation and sale of the discontinued operation of $2.6 million, partially offset by the non-cash tax benefits which increased deferred income taxes by $1.3 million.  These deferred tax benefits were added to existing carryovers of net operating losses and other tax benefits, which were available to reduce the cash tax requirement in future fiscal years.  During fiscal 2001, cash provided by operating activities was adversely affected by an increase in accounts receivable totaling $4.2 million that resulted from slower payment patterns of certain European customers and the grant of extended payment terms to certain customers.  Operating activities during 2001 provided $5.1 million in cash from a decrease in inventory.  Increases in trade accounts payable, income taxes payable and a decrease in prepaid expenses, partially offset by decreases in accrued payroll liabilities, accrued customer support and warranty costs, other accrued liabilities and customer deposits provided cash of $1.3 million during fiscal 2001.

Net cash resources from investing activities totaled $7.4 million in fiscal 2002, coming principally from the sale of the Company’s Ventek subsidiary and its Medford manufacturing facility.  This compares to the sale of property totaling $478,000 in fiscal 2001.  Acquisitions of capital equipment totaled $532,000 in 2002 and $545,0000 in 2001.

Financing activities were affected in fiscal 2002 by the refinance of the Company’s credit facilities, which resulted in $15.1 million in new long-term debt, payments on or retirements of long-term debt totaling $23.5 million, redemption of $8.7 million of preferred stock and warrants and payment of a $516,000 prepayment penalty on the early extinguishment of debt upon the sale of the Company’s Medford facility.  Financing activities were affected in fiscal 2001 by cash generated from short-term borrowings of $2.0 million.  The Company repaid long-term debt during fiscal 2001 totaling $5.6 million.  Proceeds from the issuance of common stock under the Company’s employee stock option and stock purchase plans during fiscal 2002 and  2001 totaled $49,000 and $71,000, respectively.  During fiscal 2001 the Company redeemed for cash warrants totaling $2.1 million.  During fiscal 2001, the Company redeemed for cash all of its series C preferred stock totaling $2.4 million.

The Company’s operating, investing and financing activities during fiscal 2002 resulted in an increase of cash and cash equivalents totaling $1.0 million, compared to a decrease totaling $5.7 million in fiscal 2001.  The balance of cash and cash equivalents totaled $1.7 million at the end of fiscal 2002, and $0.7 million at the end of fiscal 2001.

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

Contractual Obligations

In connection with the acquisition of AMVC, the Company issued Series B Convertible Preferred stock, Series C Convertible Preferred stock and warrants, each of which carries conversion or redemption privileges.  A complete description of these instruments is contained in the Company’s Registration Statement on Form S-4, Post-Effective Amendment No. 1, filed March 23, 2001.  The Series C Convertible Preferred stock was fully redeemed during fiscal 2001 for $2.4 million.  A brief description of the securities outstanding at September 30, 2003 is as follows:

•                  Outstanding Series B Convertible Preferred stock totaled 152,630 shares.  Each share is convertible at any time at the election of the holder for 2/3 share of the Company’s Common stock, or redeemable at the election of the holder for $10.00 per share.

•                  Outstanding warrants totaled 35,553.  Each five-year warrant entitles the holder to purchase one share of the Company’s Common stock for $15.00 or is redeemable at $10.00 per warrant at any time at the election of the holder.

As of September 30, 2003, if all remaining holders were to redeem their preferred stock and warrants, the cash requirements would be $1.9 million.  On December 2, 2002, the Company delisted the Series B Convertible Preferred stock and the warrants, which had previously traded on the Nasdaq SmallCap Market under the symbols “KTECP” and “KTECW”, respectively.  At that date, the majority of these securities had been redeemed for cash.  The securities were delisted due to the small number of outstanding shares and warrants that were available for trading and the minimal trading volume.

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2003 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt *	$4,014	$943	$1,886	$937	$248
Capital lease obligations	301	123	176	2	—
Operating leases	12,385	1,429	2,938	2,549	5,469
Warrant redemption obligations	356	356	—	—	—
Series B redemption obligations	1,526	1,526	—	—	—
Total contractual cash obligations	$18,582	$4,377	$5,000	$3,488	$5,717

*  Includes the revolving credit line, term loan and mortgage payments on the Company’s owned facility in Europe.

At September 30, 2003, the Company had standby letters of credit totaling $1.4 million, which includes secured letters of credit under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.

The Company has no off-balance sheet financing arrangements or transactions, arrangements or relationships with “special purpose entities”.

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

In November 2002, the Emerging Issues Task Force (“EITF”) ratified a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for the Company beginning October 1, 2003.  Issue No. 00-21 addresses accounting and reporting of a company’s delivery or performance of multiple products, services, or rights customers might have to use a company’s held assets to fulfill its needs, with delivery or performance that may occur at different points in time or over different periods of time.

Management believes Issue No. 00-21 will not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which is effective for fiscal years ending after December 31, 2002.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure requirements.  The Company has elected not to implement any transitional method of accounting for stock-based compensation.  The Company will defer action until the FASB has issued its final definitive pronouncement on this issue, which is expected sometime in 2004.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on the accounting and disclosure guidance for guarantors.  The standard requires guarantors to recognize at inception the fair value of all its obligations it has undertaken to issue a guarantee and requires additional disclosures related to such obligations.  This statement, as it relates to the recognition and measurement of the liability, if any, would be effective in fiscal 2004 and the Company does not believe this will have a material effect on its financial statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the U.S. Dollar against the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros, U.S. Dollars, or to a far lesser extent, the respective legacy currencies of its European customers.  The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars.  For sales transactions between international customers, including European customers, and the Company’s domestic operations which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk.  At September 30, 2003, the Company was not a party to any currency hedging transaction.  As of September 30, 2003, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $192,000 on an annual basis as a result of converted cash and accounts receivable denominated in foreign currencies.

During the Company’s fiscal 2003, the Euro gained a net of 16% in value against the U.S. dollar.  The effect of the weaker dollar on the operations and financial results of the Company were:

•

Translation adjustments of $746,000, net of income tax, were recognized as a component of comprehensive income in the Company’s Consolidated Statement of Shareholders’ Equity as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

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

Under the Company’s current credit facilities the Company may borrow at the lender’s prime rate plus between 0 - 175 basis points.  At September 30, 2003, the Company had $3.2 million of borrowings which had variable interest rates. During the year then ended, interest on its various credit facilities varied from 4.00% to 6.75%.  At September 30, 2003, the rate was 4.00% on its domestic credit facility and 4.50% on its European credit facility.  As of September 30, 2003, management estimates that a 100 basis point change in the interest rates would affect net income before taxes by approximately $32,000 on an annual basis.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Shareholders
Key Technology, Inc.
Walla Walla, Washington

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which resulted in amounts recorded in fiscal year 2002 as an extraordinary item from the early extinguishment of debt to be reclassified as part of net income from continuing operations.  As discussed in Notes 1 and 4 to the consolidated financial statements, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

Portland, Oregon
December 16, 2003

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

(In thousands)

	2003	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$6,442	$1,707
Trade accounts receivable, net	9,479	7,556
Inventories	13,968	13,969
Deferred income taxes	1,935	1,730
Prepaid expenses and other assets	1,062	1,477

Total current assets	32,886	26,439

PROPERTY, PLANT, AND EQUIPMENT, Net	5,503	6,407

DEFERRED INCOME TAXES	768	3,472

OTHER ASSETS	819	940

GOODWILL AND OTHER INTANGIBLES, Net	11,239	12,562

TOTAL	$51,215	$49,820

(Continued)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

(In thousands, except shares)

	2003	2002
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Short-term borrowings	$—	$6,596
Accounts payable	1,587	1,437
Accrued payroll liabilities and commissions	4,547	2,769
Accrued customer support and warranty costs	1,058	999
Income tax payable	185	—
Other accrued liabilities	2,419	1,969
Customers’ deposits	4,798	3,328
Current portion of long-term debt	1,066	1,668

Total current liabilities	15,660	18,766

LONG-TERM DEBT	3,249	3,747

DEFERRED INCOME TAXES	205	238

MANDATORILY REDEEMABLE PREFERRED STOCK	1,526	2,815

WARRANTS	356	652

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock—no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value; 15,000,000 shares authorized; 4,785,961 and 4,767,206 issued and outstanding 2003 and 2002, respectively	9,568	9,456
Retained earnings	20,729	14,970
Other accumulated comprehensive income (loss)	(78)	(824)

Total shareholders’ equity	30,219	23,602

TOTAL	$51,215	$49,820

(Concluded)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE YEARS ENDED SEPTEMBER 30, 2003

(In thousands, except per share data)

	2003	2002	2001

NET SALES	$82,622	$70,234	$72,954

COST OF SALES	48,626	42,352	47,186

Gross profit	33,996	27,882	25,768

OPERATING EXPENSES:
Selling	11,695	10,733	13,248
Research and development	4,874	4,467	5,371
General and administrative	7,329	6,963	7,487
Amortization of intangibles	1,323	1,323	2,084

Total operating expenses	25,221	23,486	28,190

GAIN ON SALE OF ASSETS	4	883	76

INCOME (LOSS) FROM OPERATIONS	8,779	5,279	(2,346)

OTHER INCOME (EXPENSE):
Royalty income	18	9	131
Interest income	59	109	126
Interest expense	(399)	(843)	(1,673)
Other, net	(5)	(1,008)	76

Total other income (expense)—net	(327)	(1,733)	(1,340)

Earnings (loss) from continuing operations before income taxes	8,452	3,546	(3,686)

Income tax (benefit) expense	2,693	1,238	(1,343)

Net earnings (loss) from continuing operations	5,759	2,308	(2,343)

Earnings (loss) from discontinued operation net of tax	—	39	(436)
Loss on sale of discontinued operation, net of tax	—	—	(2,145)

Total earnings (loss) from discontinued operation	—	39	(2,581)

(Continued)

See notes to consolidated financial statements.

	2003	2002	2001

Net earnings (loss) before change in accounting principle	$5,759	$2,347	$(4,924)

Change in accounting principle, net of tax	—	(4,302)	—

NET EARNINGS (LOSS)	5,759	(1,955)	(4,924)

Accretion of mandatorily redeemable preferred stock	—	(582)	(939)

Net earnings (loss) available to common shareholders	$5,759	$(2,537)	$(5,863)

Net earnings (loss) from continuing operations per share—basic	$1.21	$0.36	$(0.69)

Net earnings (loss) from continuing operations per share—diluted	$1.15	$0.36	$(0.69)

Net earnings (loss) from discontinued operation per share—basic and diluted	$—	$0.01	$(0.55)

Net earnings (loss) before change in accounting principle per common share—basic	$1.21	$0.37	$(1.24)

Net earnings (loss) before change in accounting principle per common share—diluted	$1.15	$0.37	$(1.24)

Net loss from change in accounting principle per common share—basic and diluted	$—	$(0.90)	$—

EARNINGS (LOSS) PER SHARE—Basic	$1.21	$(0.53)	$(1.24)

EARNINGS (LOSS) PER SHARE—Diluted	$1.15	$(0.53)	$(1.24)

SHARES USED IN PER SHARE CALCULATION—Basic	4,774	4,759	4,740

SHARES USED IN PER SHARE CALCULATION—Diluted	4,989	4,759	4,740

(Concluded)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE YEARS ENDED SEPTEMBER 30, 2003

(Dollars in thousands)

				Other Accumulated Comprehensive Income (Loss)

	Common Stock		Retained Earnings
	Shares	Amount			Total

Balance at October 1, 2000	4,733,560	$9,329	$23,370	$(1,234)	$31,465

Components of comprehensive income (loss):
Net loss			(4,924)		(4,924)
Comprehensive income—foreign currency translation adjustment, net of tax				31	31

Total comprehensive loss					(4,893)

Accretion of mandatorily redeemable preferred stock			(939)		(939)

Issuance of common stock upon exercise of preferred stock and warrants	602	7			7

Issuance of stock for Employee Stock Purchase Plan	17,184	71			71

Balance at September 30, 2001	4,751,346	9,407	17,507	(1,203)	25,711

Components of comprehensive income (loss):
Net loss			(1,955)		(1,955)
Comprehensive income—foreign currency translation adjustment, net of tax				379	379

Total comprehensive loss					(1,576)

Accretion of mandatorily redeemable preferred stock			(582)		(582)

Issuance of stock for Employee Stock Purchase Plan	15,860	49			49

Balance at September 30, 2002	4,767,206	9,456	14,970	(824)	23,602

Components of comprehensive income (loss):
Net earnings			5,759		5,759
Comprehensive income—foreign currency translation adjustment, net of tax				746	746

Total comprehensive income					6,505

Issuance of common stock upon exercise of stock options	11,837	67			67

Issuance of stock for Employee Stock Purchase Plan	6,918	45			45

Balance at September 30, 2003	4,785,961	$9,568	$20,729	$(78)	$30,219

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED SEPTEMBER 30, 2003

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$5,759	$(1,955)	$(4,924)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss from sale of discontinued operation, net of tax	—	—	2,145
(Earnings) loss from discontinued operation, net of tax	—	(39)	436
(Gain) loss on sale of assets	(4)	(883)	(76)
Losses on early extinguishment of debt, net of tax	—	471	—
Foreign currency exchange (gain) loss	(242)	(80)	(242)
Depreciation and amortization	3,698	3,791	4,530
Change in accounting principle—provision for goodwill, net of tax	—	4,302	—
Deferred income taxes	2,080	1,503	(1,343)
Deferred rent	66	279	26
Bad debt expense	162	39	63
Changes in assets and liabilities:
Trade accounts receivable	(1,646)	5,956	(4,204)
Inventories	799	816	5,052
Prepaid expenses and other current assets	365	(651)	830
Income taxes receivable	76	831	—
Accounts payable	27	(4,063)	2,212
Accrued payroll liabilities and commissions	1,702	210	(1,259)
Accrued customer support and warranty costs	35	(17)	(104)
Income taxes payable	237	(346)	171
Other accrued liabilities	317	612	(735)
Customers’ deposits	1,275	1,081	(183)
Other	(183)	(696)	323

Cash provided by operating activities	14,523	11,161	2,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	—	3,577	—
Proceeds from sale of property	12	4,355	478
Purchases of property, plant, and equipment	(836)	(532)	(545)

Cash provided by (used in) investing activities	(824)	7,400	(67)

(Continued)

See notes to consolidated financial statements.

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings	$(6,650)	$4,596	$2,000
Payments on long-term debt	(1,740)	(23,535)	(5,591)
Proceeds from issuance of long-term debt	500	10,500	—
Prepayment penalty on early extinguishment of debt	—	(516)	—
Redemption of warrants	(296)	(170)	(2,122)
Redemption of mandatorily redeemable preferred stock	(1,289)	(8,559)	(2,382)
Proceeds from issuance of common stock	112	49	71

Cash used in financing activities	(9,363)	(17,635)	(8,024)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	399	220	(42)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	4,735	1,146	(5,415)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATION	—	(177)	(274)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,707	738	6,427

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,442	$1,707	$738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$443	$783	$1,818
Cash paid (received) during the year for income taxes	306	(472)	(731)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment obtained through capital leases	$—	$110	$126
Accounts payable paid through lease financing	—	—	856

(Concluded)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 30, 2003

1.                      THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Technology, Inc. and its wholly -owned subsidiaries (the “Company”) design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment.  The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries, Key Technology Holdings U.S.A., LLC, Key Technology AMVC LLC, Key Technology Australia Pty. Ltd., and Key Technology FSC, Inc., a foreign sales corporation (FSC).  Suplusco Holding B.V., a wholly-owned European subsidiary of Key Technology Holdings U.S.A., LLC includes the accounts of Key Technology B.V.  Key Technology AMVC LLC includes the accounts of Applied Laser Systems, Inc. (inactive).  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—Sales revenue net of allowances is recognized at the time equipment is shipped to customers or when title and risk of loss passes, or in the case of trial units, upon the customers’ acceptance of the product.  Revenue from maintenance and support contracts is recognized over the period the service is provided.  Revenue from other service contracts is recognized at the time the service is provided.  Upon receipt of an order, the Company generally receives a deposit which is recorded as customers’ deposits.  The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral.  An allowance for credit losses is provided based upon historical experience and anticipated losses.

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

Goodwill and Other Intangibles—Prior to October 1, 2001, goodwill was amortized over the estimated useful lives of the related goodwill or 15 years, whichever was shorter.  Beginning October 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, and as a result, ceased amortization of goodwill.  Assessment of potential goodwill impairment is performed by the Company on an annual basis or sooner, if necessary.

Other intangibles which consist of patents, developed technologies, trademarks and trade names, and purchased customer development are amortized over the estimated useful lives of the related assets, which is 10 years for the majority of the assets.  Management periodically evaluates the recoverability of other intangibles based upon current and anticipated net income and undiscounted future cash flows.  Amortization of other intangibles (including goodwill in fiscal 2001) was $1,323,000, $1,323,000, and $2,084,000 for the years ended September 30, 2003, 2002, and 2001, respectively (see Note 4).

Accrued Customer Support and Warranty Costs—The Company provides customer support services consisting of installation and training to its customers.  The Company also provides a warranty on its products ranging from ninety days to two years following the date of shipment.  Management establishes allowances for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience and estimates such costs for related new products where experience is not available.  The provision of customer support and warranty costs is charged to cost of sales at the time such costs are known or estimable.

A reconciliation for the changes in the Company’s allowances for warranties is as follows (in thousands):

	2003	2002

Beginning balance	$869	$748

Warranty costs incurred	(1,736)	(2,426)
Warranty expense accrued	1,680	2,545
Translation adjustments	24	2

Ending balance	$837	$869

Income Taxes—Deferred income taxes are provided for the effects of temporary differences arising from differences in the reporting of revenues and expenses for financial statement and income tax purposes under the asset and liability method using currently enacted tax rates.

Foreign Currency Translation—Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date.  Translation adjustments are shown as part of other accumulated comprehensive income (loss).  Revenues, costs, and expenses are translated using an average rate.  Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of operations.

Impairment of Long-Lived Assets—The Company evaluates its long-lived assets for financial impairments based upon undiscounted cash flows and will continue to evaluate them if events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable.

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

Earnings Per Share—Basic earnings (loss) per share (“EPS”) has been computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during each period.  Diluted EPS has been computed by dividing net earnings (loss) available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, and the if-converted method for mandatorily redeemable preferred stock, if the common equivalent shares were not anti-dilutive.  In fiscal years 2002 and 2001, all common stock equivalents were anti-dilutive.  Net earnings (loss) for the calculation of both basic and diluted EPS is the same for each period presented.  The calculation of the weighted average outstanding shares is as follows (in thousands):

	2003	2002	2001

Weighted average shares outstanding—basic	4,774	4,759	4,740
Common stock options and warrants	215	—	—

Weighted average shares outstanding—diluted	4,989	4,759	4,740

Options to purchase 714,125, 818,933, and 699,433 shares of common stock were outstanding as of September 30, 2003, 2002, and 2001, respectively, but were not included in the computation of diluted EPS for the year then ended because the options were anti-dilutive.  These options expire on dates beginning in January 2004 through February 2013.  As of September 30, 2003, common equivalent shares of 35,553 from assumed conversion of warrants were not included in the computation of diluted EPS due to anti-dilution.  As of September 30, 2002, common equivalent shares of 187,663 and 65,162 from assumed conversion of mandatorily redeemable preferred stock and warrants, respectively, were not included in the computation of diluted EPS due to anti-dilution.  As of September 30, 2001, common equivalent shares of 892,756 and 82,200 from assumed conversion of mandatorily redeemable preferred stock and warrants, respectively, were not included in the computation of diluted EPS due to anti-dilution.

Accounting for Stock-Based Compensation—During 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”).  Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 has been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25.  The Company has computed, for pro forma disclosure purposes, the value of all stock and stock options granted under the Employee Stock Purchase Plan and the Restated Employees’ Stock Option Plan during 2003, 2002, and 2001 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions for the years ended September 30, 2003, 2002, and 2001:

	2003	2002	2001

Risk-free interest rate	2.36%	1.6%	3.7%
Expected dividend yield	0%	0%	0%
Expected lives	4.55 years	6.0 years	5.5 years
Expected volatility	74%	75%	71%

Using the Black-Scholes methodology, the total value of stock options granted during 2003, 2002, and 2001 was $991,000, $311,000, and $192,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years).  The weighted average fair value of options granted under the Restated Employees’ Stock Option Plan during 2003, 2002, and 2001 was $5.43 per share, $1.94 per share, and $5.03 per share, respectively.

The total compensatory value of stock purchased under the Employee Stock Purchase Plan during 2003, 2002, and 2001 was $8,000, $9,000, and $12,000, respectively.  The weighted average fair value of the stock purchased during 2003, 2002, and 2001 was $1.14 per share, $0.54 per share, and $0.73 per share, respectively.

If the Company had accounted for the Restated Employee’s Stock Option Plan and Employee Stock Purchase Plan in accordance with SFAS No. 123, the Company’s net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

	Year Ended September 30, 2003		Year Ended September 30, 2002		Year Ended September 30, 2001
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net earnings (loss)	$5,759	$5,261	$(1,955)	$(2,408)	$(4,924)	$(5,542)
Earnings (loss) per share—
basic	$1.21	$1.11	$(0.53)	$(0.63)	$(1.24)	$(1.37)
diluted	$1.15	$1.06	$(0.53)	$(0.63)	$(1.24)	$(1.37)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.  SFAS No. 123 does not apply to awards prior to October 1, 1995, and additional awards may occur in future years.

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

In November 2002, the Emerging Issues Task Force (“EITF”) ratified a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which is effective for the Company beginning October 1, 2003.  Issue No. 00-21 addresses accounting and reporting of a company’s delivery or performance of multiple products, services, and/or rights customers might have to use a company’s held assets to fulfill its needs, with delivery or performance that may occur at different points in time or over different periods of time.  Management believes this will not have a material effect on the Company’s consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which is effective for fiscal years ending after December 31, 2002.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure requirements.  The Company has elected not to implement any transitional method of accounting for stock-based compensation.  The Company will defer action until the FASB has issued its final definitive pronouncement on this issue, which is expected sometime in 2004.

In November 2002, the FASB issued Financial Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, on the accounting and disclosure guidance for guarantors.  The standard requires guarantors to recognize at inception the fair value of all its obligations it has undertaken to issue a guarantee and requires additional disclosures related to such.  This statement, as it relates to the recognition and measurement of the liability, if any, would be effective in fiscal 2004 and the Company does not believe this will have a material effect on its financial statements.

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which was effective October 1, 2002.  SFAS No. 145, among other things, rescinds the requirement of SFAS No. 4 to treat gains and losses on the early extinguishment of debt as extraordinary items.  Reclassification of prior periods is required.  As a result of the adoption of this statement, amounts recorded in fiscal year 2002 as extraordinary items from the early extinguishment of debt have been reclassified to part of net income from continuing operations.

2.                      DISCONTINUED OPERATION

Prior to September 30, 2001, management, with Board of Directors approval, committed to a plan to sell Ventek, Inc. (“Ventek”), a wholly-owned subsidiary that supplied machine vision systems to the forest products industry.  Ventek was acquired by the Company as part of its acquisition of Advanced Machine Vision Corporation (“AMVC”) in July 2000.  In October 2001, the Company signed a definitive agreement to sell Ventek to Veneer Technology, Inc., a company owned by four current managers of Ventek.  The terms of the sale include a cash payment of approximately $3.6 million, a note for $0.9 million and the cashless tender of Veneer Technology’s holdings of Key Technology Series B convertible preferred stock having a stated redemption value of $2.0 million.  As a result of the sale of Ventek, the Company recorded a one-time charge of approximately $2.1 million, with no tax effect, in its fiscal 2001 results.

Accordingly, the financial statements for fiscal years 2001 and 2002 reflect Ventek as a discontinued operation.

For the one month of fiscal year 2002 prior to the sale, Ventek revenues were $577,000 with pre-tax earnings of $61,000.  In fiscal year 2001, Ventek revenues were $4,992,000 with a pre-tax loss of $678,000.

3.                      SALE OF BUILDING

In April 2002, the Company completed the sale of its Medford facility, which had a net book value of approximately $3.5 million, for $4.6 million and moved its remaining Medford operations into a small leased portion of the facility.  The proceeds of the sale were used to retire the mortgage on the building totaling $2.8 million, requiring an early payment penalty of $516,000, resulting in net cash proceeds from the sale of $972,000 after paying the costs associated with the sale.  The lease is for a five-year term at approximately $9,600 per month, plus shared occupancy costs.  The base lease is being accounted for as an operating lease.

4.                      GOODWILL AND OTHER INTANGIBLE ASSETS

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective October 1, 2002 and may be adopted early.  The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ended December 31, 2001.  SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization.  In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill.  SFAS No. 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption.  As a result of the implementation of this change in accounting principle, the Company recorded an impairment of goodwill associated with the automated inspection systems reporting unit, based on a discontinued cash flow analysis, effective at the beginning of fiscal 2002, of $4.4 million, and related income tax benefits of $71,000.  The Company determined there was no impairment of the $2.5 million of goodwill associated with the process systems reporting unit.

As of September 30, 2001, the Company had approximately $6.9 million of intangible assets which are no longer being amortized.  Amortization of these assets was $749,000 in the year ended September 30, 2001.  In addition, amortization of goodwill and other indefinite life intangible assets included in discontinued operations was $197,000 in the year ended September 30, 2001.  In compliance with SFAS No. 142, the results for the year ended September 30, 2001 have not been restated.  A reconciliation of net loss and loss per share as if SFAS No. 142, exclusive of the charges for the impairment of goodwill, had been adopted in the prior period is shown below.

	September 30, 2001
	As Previously Reported	Adjustments	Pro Forma
Net earnings (loss) from continuing operations—net of tax	$(2,343)	$601	$(1,742)

Net earnings (loss) from discontinued operation—net of tax	(2,581)	126	(2,455)

Net earnings (loss)	(4,924)	727	(4,197)

Net earnings (loss) from continuing operations per share—basic and diluted	(0.69)	0.13	(0.56)

Net earnings (loss) from discontinued operation per share—basic and diluted	(0.55)	0.03	(0.52)

Net earnings (loss) per share— basic and diluted	(1.24)	0.16	(1.08)

As of September 30, 2003, the Company has approximately $10.9 million of intangible assets related to patents and developed technologies with a net book value of approximately $7.0 million; $1.7 million of intangible assets related to purchased trademarks and trade names with a net book value of approximately $1.1 million; and $900,000 of intangible assets related to purchased customer development with a net book value of approximately $600,000.  The significant majority of these assets are being amortized over 10 years.  Amortization expense for the next five fiscal years is expected to be approximately $1.3 million per year.

As of September 30, 2003, the Company had $2.5 million of goodwill associated with the process systems reporting unit which is not being amortized.

5.                      TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	September 30,
	2003	2002

Trade accounts receivable	$10,021	$7,942
Allowance for doubtful accounts	(542)	(386)

Total trade accounts receivable, net	$9,479	$7,556

6.                      INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2003	2002

Purchased components and raw materials	$6,746	$6,416
Sub-assemblies	1,476	1,770
Work-in-process	3,907	3,550
Finished goods	1,839	2,233

Total inventories	$13,968	$13,969

7.                      PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

	September 30,
	2003	2002

Land	$434	$394
Buildings and improvements	3,855	3,547
Manufacturing equipment	12,192	11,872
Office equipment, furniture, and fixtures	11,128	10,686

	27,609	26,499
Accumulated depreciation	(22,106)	(20,092)

Total property, plant, and equipment, net	$5,503	$6,407

8.                      FINANCING AGREEMENTS

The Company’s domestic credit facility provides a credit accommodation totaling $13.2 million in the United States consisting of a term loan of $3.2 million and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories.  The revolving credit facility matures on July 31, 2004.  The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007.  The term loan and operating line bear interest at the Wall Street Journal prime rate, which was 4.00% at September 30, 2003.  The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants which require the maintenance of a defined debt service ratio, a defined debt ratio, minimum working capital and current ratio, and minimum profitability.  At September 30, 2003, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $6.9 million under the revolving credit facility.  At September 30, 2003, borrowings under the term loan were $3.2 million.  There were no borrowings under the revolving credit facility.  At September 30, 2002, borrowings were $6.6 million under the revolving credit facility, and borrowings under the term loan and under a standby line of credit were $4.0 million and $500,000, respectfully.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.7 million and includes a term loan facility of $814,000, an operating line of the lesser of $1.7 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million.  The term loan facility requires quarterly principal payments of $36,000 and matures in August 2012.  It is secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate plus 1.75%, which at September 30, 2003 was 4.5%.  At September 30, 2003, the Company had borrowings under this facility of approximately $814,000 in term loans.  Additionally, the Company had received bank guarantees of $882,000 under this agreement.

Long-term debt consists of the following (in thousands):

	September 30,
	2003	2002
Term loan dated August 2002, variable interest payable quarterly at the bank’s prime rate (4.0% at September 30, 2003), due in quarterly principal payments of $200,000 through July 2007. Secured by business property.	$3,200	$4,000

Reducing non-revolving $4 million note dated August 2002, fully maturing in July 2003. Secured by business property.	—	500

Note payable, interest of 5.25%, due in quarterly principal and interest installments through August 2012, secured by certain land and buildings.	539	—

Note payable, interest rate of 5.25%, due in quarterly principal and interest installments through October 2006, secured by certain land and buildings.	275	302

Capital leases, interest rates between 6% and 11%, due in principal and interest installments through September 2005, secured by certain office and manufacturing equipment.	301	613

	4,315	5,415
Current portion	(1,066)	(1,668)

Total long-term debt	$3,249	$3,747

Principal payments on long-term debt are as follows (in thousands):

Year Ending September 30

2004	$1,066
2005	1,088
2006	974
2007	881
2008	58
Thereafter	248

Total	$4,315

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 2003 approximates carrying value.

9.                      LEASES

The Company has agreements with the Port of Walla Walla to lease two operating facilities one of which expires in 2010 and the other in 2015.  The Company currently has the option to purchase the land and plant under both of the agreements.  The purchase price of one facility is determined by reducing the original plant construction costs of approximately $8,800,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease.  The other facility may be purchased at the appraised fair market value.  The Company also has two leased operating facilities in Oregon.  Both leases expire in 2007.  The Company has leased an operating facility in The Netherlands.  This lease expires in 2008.

Rent expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1,367,000 for the year ended September 30, 2003, $1,368,000 for the year ended September 30, 2002, and $1,322,000 for the year ended September 30, 2001.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30	Rental Payments	Rental Expense

2004	$1,429	$1,376
2005	1,456	1,376
2006	1,482	1,376
2007	1,393	1,278
2008	1,156	1,082
Thereafter	5,469	5,046

Total	$12,385	$11,534

10.               MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

The Company issued 1,340,366 shares of Series B convertible preferred stock (“Series B”) at a price of $8.60 per share in conjunction with the acquisition of AMVC.  Each share of Series B, par value of $0.01 per share, may be converted into 2/3 of a share of common stock.  The Series B is convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets.  The holders of Series B may require the Company to repurchase any or all of their shares at any time after July 12, 2002 at the redemption price of $10.00.  If not converted to common stock or redeemed at the option of the Series B holder after July 12, 2002, the Company must redeem the Series B for $10.00 per share on July 12, 2005.  The redemption date may be accelerated if the average closing price of Key Technology common stock, as listed on the Nasdaq National Market, is $15.00 or more for thirty consecutive trading days.  The Series B was accreted from its issue price to its scheduled redemption price using the effective interest method.  In connection with the sale of Ventek (see Note 2), 200,595 shares of Series B were redeemed in a cash-less tender of Veneer Technology’s holdings.

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

The Company also issued 119,106 shares of Series C convertible preferred stock (“Series C”) at a price of $20.00 per share in conjunction with the acquisition of AMVC.  In fiscal year 2001, the Series C shareholder redeemed the entire outstanding amount of its shares and warrants.

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

As of September 30, 2003, there were 152,630 shares of Series B convertible preferred stock outstanding and 35,553 warrants which had not been redeemed or converted.

11.               INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2003	2002	2001
Current:
Federal	$352	$—	$—
State	261	—	—

	613	—	—
Deferred:
Federal	2,133	1,127	(1,247)
State	(53)	111	(96)

	2,080	1,238	(1,343)

Total income tax expense (benefit)	$2,693	$1,238	$(1,343)

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2003	2002
Deferred tax asset:
Reserves and accruals	$2,014	$2,126
NOL and other tax credit carryforwards	3,391	5,756
Translation adjustment to equity	40	425
Deferred tax liability:
Accumulated depreciation	(224)	(259)
Intangible assets	(2,723)	(3,084)

Net deferred tax asset	$2,498	$4,964

Deferred tax:
Current asset	$1,935	$1,730
Long-term asset	768	3,472
Long-term liability	(205)	(238)

Net deferred tax asset	$2,498	$4,964

Income tax expense (benefit) is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2003	2002	2001

Statutory rates	34.0%	34.0%	(34.0)%
Increase (reduction) in income taxes resulting from:
ETI deductions	(2.3)	(2.0)	(3.5)
R&D credit	(0.3)	(0.6)	(1.6)
State income taxes, net of federal benefit	1.6	2.0	(1.7)
Change in tax laws	(1.8)	—	—
Other permanent differences	0.7	1.5	4.3

Income tax combined effective rate	31.9%	34.9%	(36.5)%

At September 30, 2003, there were $8.5 million of net operating loss carryforwards which expire between 2007 and 2019, $110,000 of research and development credit carryforwards which expire between 2020 and 2022, $335,000 of foreign tax credit carryforwards which expire between 2005 and 2007, and $74,000 of AMT credit carryforwards which do not expire.

12.               SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan.  During the years ended September 30, 2003, 2002, and 2001, the Company issued shares totaling 6,918, 15,860, and 17,184, respectively, under the Purchase Plan.

Employees’ Stock Option Plan—Under the Restated Employees’ Stock Option Plan (the “Option Plan”), eligible employees may receive either incentive stock options or nonstatutory stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant.  Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant.  The option price is fair market value determined at date of grant.  The following table summarizes activity under this Option Plan:

	Outstanding Options
	Number of Shares	Weighted Average Price Per Share

Balance at October 1, 2000	724,833	$12.20

Options granted	40,000	$7.89
Options forfeited	(65,400)	$13.21

Balance at September 30, 2001	699,433	$11.86

Options granted	169,100	$2.96
Options forfeited	(49,600)	$9.85

Balance at September 30, 2002	818,933	$10.14

Options granted	182,500	$8.98
Options exercised	(11,837)	$5.71
Options forfeited	(52,033)	$9.32

Balance at September 30, 2003	937,563	$10.02

At September 30, 2003, the total number of shares reserved for option exercises was 1,187,483, of which 238,083 were available for grant.  At that date, options for 565,046 shares were exercisable at prices from $2.51 to $23.25 per share.  At September 30, 2002, the total number of shares reserved for option exercises was 1,187,483, of which 368,550 were available for grant.  At that date, options for 493,958 shares were exercisable at prices from $7.00 to $23.25 per share.  At September 30, 2001, the total number of shares reserved for option exercises was 1,187,483, of which 488,050 were available for grant.  At that date, options for 410,066 shares were exercisable at prices from $7.00 to $23.25 per share.

The following table summarizes information about stock options outstanding at September 30, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$2.51 - 5.00	149,538	4.1	$2.95	33,585	$2.95
$5.00 - 10.00	496,825	3.3	8.63	260,261	8.52
$10.01 - 15.00	129,700	4.3	11.46	109,700	11.69
$15.01 - 20.00	88,700	3.4	17.25	88,700	17.25
$20.01 - 23.25	72,800	2.6	22.58	72,800	22.58

$2.51 - 23.25	937,563	3.5	$10.02	565,046	$11.99

13.               EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all employees.  The Company is required to match 50% of employee contributions up to 2% of each participating employee’s compensation.  The Company contributed $285,000, $250,000, and $331,000 in matching funds to the plan for the years ended September 30, 2003, 2002, and 2001, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees.  Discretionary profit sharing contributions are determined annually by the Board of Directors.  Profit sharing plan expense was $860,000, $238,000, and zero for the years ended September 30, 2003, 2002, and 2001, respectively.

14.               SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2003	2002	2001
Net sales by product category:
Automated inspection systems	$30,230	$24,965	$26,884
Process systems	31,759	25,767	27,050
Parts and service/contracts	20,633	19,502	19,020

Total net sales by product category	$82,622	$70,234	$72,954

Net sales for service/contracts were less than 10% of total net sales for the years ended September 30, 2003, 2002, and 2001, respectively, and are therefore summarized with parts.

The following table summarizes information about geographic areas:

	Year Ended September 30,
	2003	2002	2001
Net sales:
Domestic	$41,538	$40,590	$37,496
International	41,084	29,644	35,458

Total net sales	$82,622	$70,234	$72,954

Long-lived assets:
Domestic	$14,067	$16,286	$26,995
International	2,677	2,683	3,031

Total long-lived assets	$16,744	$18,969	$30,026

There was no customer that accounted for greater than 10% of net sales during fiscal 2003.  During fiscal 2002 and 2001, net sales to one major customer amounted to approximately 16% and 17% of total net sales, respectively.

During 2003, net sales to various customers in Canada accounted for approximately 11% of total net sales.  During 2001, net sales to various customers in France accounted for approximately 10% of total net sales.  No single international geographic location accounted for more than 10% of net sales during 2002.  Location of the customer is the basis for the categorization of net sales.

15.               ROYALTY INCOME

As part of a settlement agreement entered into during 1997, the Company received royalty payments through 2001 related to the sale of certain equipment to a selected market.  The payment may be reduced by a percentage of the purchases of equipment from the Company by the other party.  The Company recognized royalty income from this agreement of zero, zero, and $122,000 during the years ended September 30, 2003, 2002, and 2001, respectively.

* * * * * *

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2003 and 2002 (in thousands, except per share data):

2003 Quarter Ended	December 31,	March 31,	June 30,	September 30,	Total

Net sales	$15,395	$20,927	$25,013	$21,287	$82,622
Gross profit	6,305	8,115	10,983	8,593	33,996
Net earnings	221	1,153	3,002	1,383	5,759
Net earnings per share—basic	0.05	0.24	0.63	0.29	1.21
Net earnings per share—diluted	0.04	0.23	0.60	0.27	1.15

2002 Quarter Ended	December 31,	March 31,	June 30,	September 30,	Total

Net sales	$13,945	$18,849	$19,890	$17,550	$70,234
Gross profit	5,445	7,512	8,283	6,642	27,882
Net earnings (loss) from continuing operations	(323)	823	1,390	418	2,308
Net earnings from discontinued operation	39	—	—	—	39
Net loss from change in accounting principle	(4,302)	—	—	—	(4,302)
Net earnings (loss)	(4,586)	823	1,390	418	(1,955)
Net earnings (loss) from continuing operations per share—basic	(0.11)	0.13	0.25	0.09	0.36
Net earnings (loss) from continuing operations per share—diluted	(0.11)	0.13	0.25	0.08	0.36
Net earnings from discontinued operations per share—basic and diluted	0.01	—	—	—	0.01
Net loss from change in accounting principle per share—basic and diluted	(0.90)	—	—	—	(0.90)
Net earnings (loss) per share—basic	(1.00)	0.13	0.25	0.09	(0.53)
Net earnings (loss) per share—diluted	(1.00)	0.13	0.25	0.08	(0.53)

* * * * * *

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

The Company’s President and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at September 30, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them.  There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2003.

ITEM 11.                EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2003.

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption “Principal Shareholders” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2003.

Equity Compensation Plan Information

The following table provides information as of September 30, 2003 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders
Restated Employees Stock Option Plan	937,653		$10.02		238,083
1996 Employees’ Stock Purchase Plan		(1)		(1)	421,095
Equity Compensation Plans Not Approved by Shareholders(2)
Total	937,653		$10.02		659,178

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

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 14, 2003, with the approval of its board of directors, the Company entered into a Consulting Agreement with former President and CEO, Thomas C. Madsen to be in effect from January 1, 2004 through December 31, 2006.  The agreement provides for a monthly fee of $6,250, wherein Mr. Madsen, as an independent contractor, is responsible for all attributable taxes.  The agreement contains a non-compete provision whereby Mr. Madsen will not solicit for hire or assist others in the solicitation for hire of any employees of the Company, or engage in any activity, whether directly or through or on behalf of one or more entities or other persons, that competes directly or indirectly with any product or service provided by the Company to its customers in any geographic region then served by the Company.

ITEM 14.                PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2003.

PART IV

ITEM 15.                EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

PAGE
(a) The following documents are filed as part of this report:

1.	Financial Statements:

	Reference is made to Part II, Item 8, for a listing of required financial statements filed with this report		28

2.	Financial Statement Schedules:

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

	(10.8)*	Registrant’s Restated Employees’ Stock Option Plan (1996 Plan as amended through July 12, 2000
	(10.9)*	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement
	(10.10)*	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 1
	(10.11)*	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 2
	(10.12)*	Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 3
	(10.13)	Loan Agreement dated August 9, 2002 between Registrant and Banner Bank
	(10.14)	Revolving Note dated August 9, 2002 between Registrant and Banner Bank
	(10.15)	Term Note dated August 9, 2002 between Registrant and Banner Bank
	(10.16)	Reducing Non-Revolving Note dated August 9, 2002 between Registrant and Banner Bank
(10.17)

Credit Agreement dated August 8, 2002 between Suplusco Holding B.V., Key Technology B.V. and ABN AMRO Bank N.V. (filed as Exhibit 10.22 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference)

(10.18)

Amendment to Loan Documents dated December 11, 2002 between Registrant and Banner Bank (filed as Exhibit 10.23 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference)

(10.19)

Addendum No. 1 to Construction and Lease Agreement executed December 31, 2002 between the Port of Walla Walla and Registrant (filed as Exhibit 10.24 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference)

	(10.20)	Amendment to Loan Documents dated July 31, 2003 between Registrant and Banner Bank
(14)	Policy on Business Ethics for Directors and Officers
(21)	List of Subsidiaries
(23)	Consent of Deloitte & Touche LLP
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(99.1)	Forward-Looking Statement Risk and Uncertainty Factors

*	Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter of fiscal 2003:

1.

Registrant’s Form 8-K dated July 24, 2003 and filed with the Securities and Exchange Commission on July 24, 2003 related to a press release regarding Key’s financial results for its third fiscal quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.

By:	/s/ Kirk W. Morton
Kirk W. Morton
President and Chief Executive Officer

By:	/s/ Phyllis C. Best
Phyllis C. Best
Chief Financial Officer (Principal Financial and Accounting Officer)

December 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Madsen	December 19, 2003
Thomas C. Madsen, Chairman

/s/ John E. Pelo	December 19, 2003
John E. Pelo, Director

/s/ Michael L. Shannon	December 19, 2003
Michael L. Shannon, Director

/s/ Peter H. van Oppen	December 19, 2003
Peter H. van Oppen, Director

/s/ Donald A. Washburn	December 19, 2003
Donald A. Washburn, Director

/s/ Gordon Wicher	December 19, 2003
Gordon Wicher, Director

/s/ Kirk W. Morton	December 19, 2003
Kirk W. Morton, President and Chief Executive Officer

/s/ Phyllis C. Best	December 19, 2003
Phyllis C. Best, Chief Financial Officer (Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC.

FORM 10-K

EXHIBIT INDEX

EXHIBIT NUMBER

10.20	Amendment to Loan Documents dated July 31, 2003 between Registrant and Banner Bank

14	Policy on Business Ethics for Directors and Officers

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Forward-Looking Statement Risk and Uncertainty Factors