Form 10-K/A
period 2003-09-30
KEY TECHNOLOGY INC
filed 2004-01-23
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549-1004

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Key Technology, Inc. is filing this Amendment to its Annual Report on Form 10-K/A (the “Form 10-K/A”) to amend certain items in its Annual Report on Form 10-K for the fiscal year ended September 30, 2003, which was originally filed with the Securities and Exchange Commission on December 19, 2003 (the “Annual Report”).

Item 8 is amended to add the conformed signature of the Company’s independent auditor, Deloitte & Touche LLP, to the Independent Auditor’s Report.  As a result, the rules of the Securities and Exchange Commission require that certain exhibits previously provided in Item 15 also be amended.  Item 15 is therefore amended to provide the consent of Deloitte & Touche LLP as Exhibit 23.2 and to provide the certifications required by the Sarbanes-Oxley Act of 2002 as Exhibits 31.3, 31.4, 32.3 and 32.4.

This amendment is limited in scope to the portions of the Annual Report set forth above and does not amend, update, or change any other items or disclosures contained in the Annual Report.  Accordingly, all other items that remain unaffected are omitted in this filing.  None of the amendments to the Annual Report reflected in this Form 10-K/A resulted in a change to or restatement of the financial statements or other financial information included in the Annual Report.

This Form 10-K/A continues to speak as of the date of the original filing of the Annual Report and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

KEY TECHNOLOGY, INC.

2003 FORM 10-K/A

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

DELOITTE & TOUCHE LLP

Portland, Oregon

December 16, 2003

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

(In thousands)

ASSETS	2003	2002

CURRENT ASSETS:
Cash and cash equivalents	$6,442	$1,707
Trade accounts receivable, net	9,479	7,556
Inventories	13,968	13,969
Deferred income taxes	1,935	1,730
Prepaid expenses and other assets	1,062	1,477

Total current assets	32,886	26,439

PROPERTY, PLANT, AND EQUIPMENT, Net	5,503	6,407

DEFERRED INCOME TAXES	768	3,472

OTHER ASSETS	819	940

GOODWILL AND OTHER INTANGIBLES, Net	11,239	12,562

TOTAL	$51,215	$49,820

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND 2002

(In thousands, except shares)

LIABILITIES AND SHAREHOLDERS’ EQUITY	2003	2002

CURRENT LIABILITIES:
Short-term borrowings	$—	$6,596
Accounts payable	1,587	1,437
Accrued payroll liabilities and commissions	4,547	2,769
Accrued customer support and warranty costs	1,058	999
Income tax payable	185	—
Other accrued liabilities	2,419	1,969
Customers’ deposits	4,798	3,328
Current portion of long-term debt	1,066	1,668

Total current liabilities	15,660	18,766

LONG-TERM DEBT	3,249	3,747

DEFERRED INCOME TAXES	205	238

MANDATORILY REDEEMABLE PREFERRED STOCK	1,526	2,815

WARRANTS	356	652

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock—no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value; 15,000,000 shares authorized; 4,785,961 and 4,767,206 issued and outstanding 2003 and 2002, respectively	9,568	9,456
Retained earnings	20,729	14,970
Other accumulated comprehensive income (loss)	(78)	(824)

Total shareholders’ equity	30,219	23,602

TOTAL	$51,215	$49,820

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

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE YEARS ENDED SEPTEMBER 30, 2003

(Dollars in thousands)

			Retained Earnings	Other Accumulated Comprehensive Income (Loss)	Total

	Common Stock
	Shares	Amount

Balance at October 1, 2000	4,733,560	$9,329	$23,370	$(1,234)	$31,465

Components of comprehensive income (loss):
Net loss			(4,924)		(4,924)
Comprehensive income—foreign currency translation adjustment, net of tax				31	31

Total comprehensive loss					(4,893)

Accretion of mandatorily redeemable preferred stock			(939)		(939)

Issuance of common stock upon exercise of preferred stock and warrants	602	7			7

Issuance of stock for Employee Stock Purchase Plan	17,184	71			71

Balance at September 30, 2001	4,751,346	9,407	17,507	(1,203)	25,711

Components of comprehensive income (loss):
Net loss			(1,955)		(1,955)
Comprehensive income—foreign currency translation adjustment, net of tax				379	379

Total comprehensive loss					(1,576)

Accretion of mandatorily redeemable preferred stock			(582)		(582)

Issuance of stock for Employee Stock Purchase Plan	15,860	49			49

Balance at September 30, 2002	4,767,206	9,456	14,970	(824)	23,602

Components of comprehensive income (loss):
Net earnings			5,759		5,759
Comprehensive income—foreign currency translation adjustment, net of tax				746	746

Total comprehensive income					6,505

Issuance of common stock upon exercise of stock options	11,837	67			67

Issuance of stock for Employee Stock Purchase Plan	6,918	45			45

Balance at September 30, 2003	4,785,961	$9,568	$20,729	$(78)	$30,219

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED SEPTEMBER 30, 2003

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$5,759	$(1,955)	$(4,924)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Loss from sale of discontinued operation, net of tax	—	—	2,145
(Earnings) loss from discontinued operation, net of tax	—	(39)	436
(Gain) loss on sale of assets	(4)	(883)	(76)
Losses on early extinguishment of debt, net of tax	—	471	—
Foreign currency exchange (gain) loss	(242)	(80)	(242)
Depreciation and amortization	3,698	3,791	4,530
Change in accounting principle—rovision for goodwill, net of tax	—	4,302	—
Deferred income taxes	2,080	1,503	(1,343)
Deferred rent	66	279	26
Bad debt expense	162	39	63
Changes in assets and liabilities:
Trade accounts receivable	(1,646)	5,956	(4,204)
Inventories	799	816	5,052
Prepaid expenses and other current assets	365	(651)	830
Income taxes receivable	76	831	—
Accounts payable	27	(4,063)	2,212
Accrued payroll liabilities and commissions	1,702	210	(1,259)
Accrued customer support and warranty costs	35	(17)	(104)
Income taxes payable	237	(346)	171
Other accrued liabilities	317	612	(735)
Customers’ deposits	1,275	1,081	(183)
Other	(183)	(696)	323

Cash provided by operating activities	14,523	11,161	2,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	—	3,577	—
Proceeds from sale of property	12	4,355	478
Purchases of property, plant, and equipment	(836)	(532)	(545)

Cash provided by (used in) investing activities	(824)	7,400	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings	$(6,650)	$4,596	$2,000
Payments on long-term debt	(1,740)	(23,535)	(5,591)
Proceeds from issuance of long-term debt	500	10,500	—
Prepayment penalty on early extinguishment of debt	—	(516)	—
Redemption of warrants	(296)	(170)	(2,122)
Redemption of mandatorily redeemable preferred stock	(1,289)	(8,559)	(2,382)
Proceeds from issuance of common stock	112	49	71

Cash used in financing activities	(9,363)	(17,635)	(8,024)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	399	220	(42)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS	4,735	1,146	(5,415)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM DISCONTINUED OPERATION	—	(177)	(274)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,707	738	6,427

CASH AND CASH EQUIVALENTS, END OF YEAR	$6,442	$1,707	$738

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$443	$783	$1,818
Cash paid (received) during the year for income taxes	306	(472)	(731)

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment obtained through capital leases	$—	$110	$126
Accounts payable paid through lease financing	—	—	856

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which is effective for fiscal years ending after December 31, 2002.  SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has adopted the disclosure requirements.  The Company has elected not to implement any transitional method of accounting for stock-based compensation.  The Company will defer action until the FASB has issued its final definitive pronouncement on this issue, which is expected sometime in 2004.

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

	September 30, 2001
	As Previously Reported	Adjustments	Pro Forma
Net earnings (loss) from continuing operations—net of tax	$(2,343)	$601	$(1,742)

Net earnings (loss) from discontinued operation—net of tax	(2,581)	126	(2,455)

Net earnings (loss)	(4,924)	727	(4,197)

Net earnings (loss) from continuing operations per share—basic and diluted	(0.69)	0.13	(0.56)

Net earnings (loss) from discontinued operation per share—basic and diluted	(0.55)	0.03	(0.52)

Net earnings (loss) per share—basic and diluted	(1.24)	0.16	(1.08)

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

* * * * * *

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) The following documents are filed as part of this Form 10-K/A:

1.  Exhibits:

(23.2)                   Consent of Deloitte & Touche LLP

(31.3)                   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.4)                   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.3)                   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.4)                   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.

By:	/s/ Kirk W. Morton
Kirk W. Morton
President and Chief Executive Officer

January 23, 2004

KEY TECHNOLOGY, INC.

FORM 10-K/A

Amendment No. 1

EXHIBIT INDEX

EXHIBIT NUMBER

23.2	Consent of Deloitte & Touche LLP
31.3	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.3	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.4	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002