Form 10-Q
period 2003-12-31
KEY TECHNOLOGY INC
filed 2004-02-13
CIK 906193

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549-1004
                  ---------------------------------------------

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                for the quarterly period ended December 31, 2003

                                       or

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

     The number of shares outstanding of the Registrant's common stock, no par value, on January 31, 2004 was 4,868,139 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2003
TABLE OF CONTENTS

------------------------------------------------------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item     1.       Financial Statements
                  Condensed unaudited consolidated balance sheets, December 31, 2003 and September 30, 2003......................................................................3
                  Condensed unaudited consolidated statements of operations for the three months ended December 31, 2003 and 2002...............................................4
                  Condensed unaudited consolidated statements of cash flows for the three months ended December 31, 2003 and 2002..........................................5
                  Notes to condensed unaudited consolidated financial statements..................................6


Item     2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations...................................................................9

Item     3.       Quantitative and Qualitative Disclosures About Market Risk.....................................16

Item     4.       Controls and Procedures........................................................................17


PART II.  OTHER INFORMATION

Item     6.       Exhibits and Reports on Form 8-K...............................................................17


SIGNATURES.......................................................................................................18

EXHIBIT INDEX....................................................................................................19


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND SEPTEMBER 30, 2003

--------------------------------------------------------------------------------

                                        December 31,     September 30,
                                           2003              2003
                                        ------------     -------------
                                                (in thousands)
                 Assets
----------------------------------------
Current assets:
Cash and cash equivalents               $     7,398       $     6,442
Trade accounts receivable, net                9,210             9,479
Inventories:
Raw materials                                 7,002             6,746
Work-in-process and sub-assemblies            4,983             5,383
Finished goods                                1,695             1,839
                                         -----------       -----------
Total inventories                            13,680            13,968
Other current assets                          3,040             2,997
                                         -----------       -----------
Total current assets                         33,328            32,886
Property, plant and equipment, net            5,362             5,503
Deferred income taxes                           735               768
Intangibles and other assets, net            11,633            12,058
                                         -----------       -----------
Total                                   $    51,058       $    51,215
                                         ===========       ===========

  Liabilities and Shareholders' Equity
----------------------------------------
Current liabilities:
Accounts payable                              1,933             1,587
Accrued payroll liabilities and
 commissions                                  2,990             4,547
Accrued customer support and warranty
 costs                                        1,122             1,058
Other accrued liabilities                     2,584             2,604
Customers' deposits                           4,542             4,798
Current portion of long-term debt             1,097             1,066
                                         -----------       -----------
Total current liabilities                    14,268            15,660
Long-term debt                                3,038             3,249
Mandatorily redeemable preferred stock
 and warrants                                 1,836             1,882
Deferred income taxes                           200               205
Total shareholders' equity                   31,716            30,219
                                         -----------       -----------
Total                                   $    51,058       $    51,215
                                         ===========       ===========



       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                     2003                  2002
                                ---------------       ---------------
                                (in thousands, except per share data)

Net sales                       $       18,743        $       15,395
Cost of sales                           11,687                 9,090
                                 --------------        --------------
Gross profit                             7,056                 6,305
Operating expenses:
Selling                                  3,321                 2,681
Research and development                 1,137                 1,209
General and administrative               1,571                 1,586
Amortization of intangibles                331                   331
                                 --------------        --------------
Total operating expenses                 6,360                 5,807
Earnings from operations                   696                   498
Other income (expense)                      74                  (163)
                                 --------------        --------------
Earnings before income taxes               770                   335
Income tax expense                         265                   114
                                 --------------        --------------
Net earnings                    $          505        $          221
                                 ==============        ==============


Earnings per share
- basic                         $         0.10        $         0.05
                                 ==============        ==============
- diluted                       $         0.10        $         0.04
                                 ==============        ==============

Shares used in per share
 calculations - basic                    4,816                 4,767

Shares used in per share
 calculations - diluted                  5,188                 4,983



     See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002

--------------------------------------------------------------------------------

                                               2003           2002
                                            -----------    -----------
                                                  (in thousands)
Net cash provided by operating activities   $      718     $    3,004

Cash flows from investing activities:
Additions to property, plant and equipment        (153)           (95)
                                             ----------     ----------
Net cash used in investing activities             (153)           (95)
                                             ----------     ----------

Cash flows from financing activities:
Repayment of short-term borrowings                   -         (3,127)
Additions to long-term debt                          -            500
Repayment of long-term debt                       (243)          (782)
Redemption of preferred stock                      (39)          (910)
Redemption of warrants                              (7)           (48)
Proceeds from issuance of common stock             617             11
                                             ----------     ----------
Net cash provided by (used in) financing
 activities                                        328         (4,356)
                                             ----------     ----------

Effect of exchange rates on cash                    63            167
Net increase (decrease) in cash and cash
 equivalents                                       956         (1,280)
Cash and cash equivalents, beginning of the
 period                                          6,442          1,707
                                             ----------     ----------
Cash and cash equivalents, end of the
 period                                     $    7,398     $      427
                                             ==========     ==========

Supplemental information:
Cash paid during the period for interest    $       54     $      170
Cash paid (refunded) during the period for
 income taxes                               $       48     $      (37)



       See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.   Condensed unaudited consolidated financial statements

     Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the fiscal year ended September 30, 2003. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the operating results for the full year.

     In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2003 and the results of its operations and its cash flows for the three-month periods ended December 31, 2003 and 2002.

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

                                     Three months ended
                       -----------------------------------------------
                         December 31, 2003        December 31, 2002
                       ----------------------  -----------------------
                       As Reported  Pro Forma  As Reported   Pro Forma
                       -----------  ---------  -----------  ----------
    Net earnings       $      505   $    414   $      221   $     122

    Earnings per share
    - basic            $     0.10   $   0.09   $     0.05   $    0.03
    - diluted          $     0.10   $   0.08   $     0.04   $    0.02



3.   Earnings per share

     The calculation of the weighted average outstanding shares used in earnings per share ("EPS") calculations is as follows (in thousands):

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                           Three months ended
                                  ------------------------------------
                                  December 31, 2003  December 31, 2002
                                  ------------------ -----------------
  Weighted average shares
   outstanding:
  - basic                                     4,816             4,767
      Assumed conversion of:
         Common stock options                   271                74
         Mandatorily redeemable
          preferred stock                       101               142
                                  ------------------ -----------------
  - diluted                                   5,188             4,983

     The weighted average diluted shares includes only common stock equivalents that are not anti-dilutive to reported EPS. Options to purchase 160,300 shares of common stock and 34,882 common shares from assumed conversion of warrants for the quarter ended December 31, 2003, and 641,433 and 60,285, respectively, for the quarter ended December 31, 2002 were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury-stock method.

4.   Income taxes

     The provision for income taxes is based on the estimated effective income tax rate for the year.

5.   Comprehensive income

     The Company's consolidated comprehensive income was $762,000 and $577,000 for the three months ended December 31, 2003 and 2002, respectively. The differences between the net earnings reported in the condensed unaudited consolidated statements of operations and the consolidated comprehensive net income for the periods consisted of changes in foreign currency translation adjustments.

6.   Product warranties

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

     A reconciliation of the changes in the Company's allowances for warranties for the three months ended December 31, 2003 and 2002 (in thousands) is as follows:

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                          Three months ended
                                  -----------------------------------
                                  December 31, 2003  December 31, 2002
                                  ------------------ -----------------
        Beginning balance         $             837  $            869
        Warranty costs incurred                (523)             (460)
        Warranty expense accrued                487               371
        Translation adjustments                  17                10
                                   -----------------  ----------------
        Ending balance            $             818  $            790
                                   =================  ================

7.   Future accounting changes

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ending after December 31, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements. The Company has elected not to implement any transitional method of accounting for stock-based compensation. The Company will defer action until the FASB issues its final definitive pronouncement on this issue, which is expected sometime in 2004. Until then, the Company will continue to account for stock-based compensation in accordance with APB 25.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements set forth below may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:
o the effect of adverse economic conditions in markets served by the Company and their impact on the financial capacity of customers to purchase capital equipment;
o competition and advances in technology which may adversely affect sales and prices;
o the inability to maintain or expand international operations, which may adversely affect the Company's sales;
o fluctuations in foreign currency exchange rates, which may affect results of operations;
o the limited availability and possible cost fluctuations of materials used in the Company's products;
o the inability to protect the Company's intellectual property, which may adversely affect the Company's competitive advantage;
o intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company or its customers by third parties, which may adversely affect the Company's results of operations and its customer relations; and
o the other factors discussed in Exhibit 99.1 to the Company's Annual Report on Form 10-K electronically filed with the SEC in December 2003, which exhibit is hereby incorporated by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview
--------

The Company's results for the three-month period ending December 31, 2003 were favorable compared to the corresponding quarter last year in both revenue and net income. Net sales for the first quarter of fiscal 2004 totaled $18.7 million, compared to $15.4 million recorded in the same quarter last year, and net earnings for the quarter increased to $505,000 compared with net earnings of $221,000 in the same period one year ago. Orders from international customers during the first quarter were strong and totaled approximately 49% of the total orders for the December 2003 quarter compared with 35% for the prior year quarter.

The October through December period is typically when the Company's customers in the food industry, particularly seasonal processors located in the northern hemisphere, are between processing seasons and are planning for capital projects for the upcoming year. New orders from these customers normally occur during the Company's second and third fiscal quarters resulting in strong shipments for those quarters. The Company's business in the first fiscal quarter of 2004 reflected a seasonal pattern of lower net sales and orders consistent with past years.

The Company's customer base is continuing to invest in capital equipment as it has done for the last several quarters. The widely publicized shift in the food industry away from french fries has not materially affected the Company's business to date.

The balance sheet reflects growth in the Company's cash position, control over credit and accounts receivable, emphasis on inventory management, and a further reduction of debt. The Company is in compliance with all bank covenants. The Company expects that cash flows from operations plus currently available operating credit lines will be sufficient to fund the current year's cash needs.

Application of Critical Accounting Policies
-------------------------------------------

The Company has identified its critical accounting policies, the application of which may materially affect the financial statements, either because of the significance of the financial statement item to which they relate, or because they require management judgment to make estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future. The critical accounting policies, judgments and estimates, which management believes have the most significant effect on the financial statements are set forth below:
     o    Revenue recognition
     o    Allowances for doubtful accounts
     o    Valuation of inventories
     o    Long-lived assets
     o    Allowances for warranties
     o    Accounting for income taxes

Management has discussed the development, selection and related disclosures of these critical accounting estimates with the audit committee of the Company's board of directors.

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. The Company believes that revenue recognition is a "critical accounting estimate" because the Company's terms of sale vary significantly, and management exercises judgment in determining whether to defer revenue recognition. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At December 31, 2003, the Company had deferred $0.7 million of revenue compared to $1.1 million at September 30, 2003.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers' historical payment patterns. Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payment and progress payments on significant customer projects, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a "critical accounting estimate" because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company's control. As of December 31, 2003, the balance sheet included allowances for doubtful accounts of $579,000. Actual charges to the allowance for doubtful accounts for the three-month periods ended December 31, 2003 and 2002 were $17,000 and net recoveries of $9,000, respectively. Accruals for bad debt expense (increases in the allowance) for the three-month period ended December 31, 2003 and 2002 were $30,000 and $10,000, respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company's inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company's purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing such inventory minimization strategies as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a "critical accounting estimate" because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At December 31, 2003, cumulative inventory adjustments to lower of cost or market totaled $2.6 million compared to $2.5 million for the year ended September 30, 2003. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins and may adversely affect the borrowing base available under the Company's credit facilities.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. As of December 31, 2003, the Company held $16.3 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company's long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. The Company believes that the accounting estimate related to long-lived assets is a "critical accounting estimate" because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and
(2) the potential effect that recognizing an impairment could have on the assets reported on the Company's balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value, a charge to income from continuing operations and a reduction to net earnings in the affected period, and may affect the Company's ability to meet the tangible net worth covenant of its credit facilities.

Allowances for warranties. The Company's products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components, and therefore warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer's warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a "critical accounting estimate" because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of December 31, 2003, the balance sheet included warranty reserves of $818,000, while $523,000 of warranty charges were incurred during the three-month period then ended, compared to warranty reserves of $790,000 as of December 31, 2002 and warranty charges of $460,000 for the three-month period ended December 31, 2002. If the Company's actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would decrease, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company's provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management's judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at December 31, 2003, due to anticipated utilization of all the deferred tax assets. The Company believes that the accounting estimate related to income taxes is a "critical accounting estimate" because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company's operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

Currently, Congress is deliberating legislative action to replace the current Extra Territorial Income Exclusion Act of 2000 ("ETI"), due to rulings by the World Trade Organization that it was an illegal export subsidy. Potential legislation could adversely affect the Company by eliminating or reducing the ETI exclusions, thereby increasing its effective tax rate or changing corporate tax rates which could require revaluation of the Company's deferred tax benefits. Tax benefits to the Company as part of this legislation could potentially offset some, if not all, of these adverse consequences, although not necessarily in the same fiscal year.

Results of Operations
---------------------

For the three months ended December 31, 2003 and 2002
Net sales increased 21.7% to $18.7 million for the three-month period ended December 31, 2003, up $3.3 million from $15.4 million recorded in the same quarter last year. The sales mix for the first quarter contained fewer automated inspection systems, but showed growth in process systems as well as stronger sales from the Company's European location. Sales of tobacco sorters into Asia along with increased parts and service business contributed to the quarter's sales growth.

New orders received during the first quarter of fiscal 2004 totaled $18.0 million, a decrease of 4.0% from $18.8 million for the corresponding period in fiscal 2003. A comparison of the year-over-year orders mix shows a decrease in orders for automated inspection systems, particularly the Tegra and Optyx lines, offset somewhat by an increase in orders for tobacco sorters. Process systems showed a slight decrease in orders, and the parts and service business reflected a gain over the prior year quarter.

The Company's backlog at the close of the December 31, 2003 quarter totaled $19.5 million, a 4.9% increase from a backlog of $18.6 million at the same time last year. Automated inspection systems represented 59% of the total backlog at the more recent quarter-end compared to 45% one year ago, resulting in a more favorable product mix in backlog going into the Company's second quarter.

Gross profit for the first quarter of fiscal 2004 was $7.1 million compared to $6.3 million in the corresponding quarter last year, or 37.6% and 41.0% of net sales, respectively. While gross profit dollars were up due to sales volume, the weighting of sales mix toward process systems resulted in the 3.4% decrease in gross profit.

Operating expenses were $6.4 million in the quarter ended December 31, 2003, or 33.9% of net sales, compared to $5.8 million, or 37.7% of net sales, for the previous year quarter. Increased sales volume in the current quarter accounted for some of the increase in dollar amount of operating expenses, plus the amount of equipment sold through independent sales representatives caused higher commission expense for the quarter. Additionally, the Company has increased its investment in marketing and product management as part of a strategy to grow revenues and expand into new market segments, contributing to higher sales and marketing expenses for the quarter. As a percent of net sales, operating expenses for the quarter improved 3.8% over the same quarter a year ago.

For the quarter ended December 31, 2003, other income totaled $74,000 compared to other expense of $163,000 for the corresponding period in fiscal 2002, due principally to reduced interest expense related to reductions of interest-bearing debt and gains recognized in foreign currency exchange.

The Company reported net earnings of $505,000, or $0.10 per diluted share, for the most recent quarter compared to net earnings of $221,000, or $0.04 per diluted share, in the corresponding quarter last year.

Liquidity and Capital Resources
-------------------------------

For the quarter ended December 31, 2003, net cash provided by operating activities totaled $0.7 million compared with cash provided by operating activities of $3.0 million in the corresponding period of the prior fiscal year. The prior year's cash provided by operations contained advances from customers of $1.6 million and growth of accounts payable of $1.9 million not repeated in the current year quarter. During the most recent quarter, net earnings, after adding back non-cash charges, contributed cash of $1.2 million from operating activities. Non-cash charges consisted primarily of depreciation, amortization, and miscellaneous accruals. Cash from operations was also provided by reductions in trade accounts receivable and inventories of $1.1 million, plus an increase in accounts payable and income taxes payable of $0.5 million. These contributions to cash were partially offset by a reduction in accrued payroll expenses of $1.6 million, advances from customers of $0.3 million, and a reduction in other accrued liabilities totaling $0.2 million.

Working capital at December 31, 2003 was $19.1 million, an increase of $1.8 million since September 30, 2003, primarily due to reductions in current liabilities during the quarter plus increases in cash and cash equivalents.

Net cash resources used in investing activities was $0.2 million in the quarter ended December 31, 2003 compared to $0.1 million used in the comparable period a year ago. The entire expenditures for both years' first quarters funded the acquisition of capital goods. At December 31, 2003, the Company had no significant commitments for capital expenditures.

Net cash provided in financing activities during the first quarter ended December 31, 2003 totaled $0.3 million, reflecting proceeds from issuance of common stock, as a result of stock option exercises and purchases under the Employee Stock Purchase Plan, of $0.6 million. These proceeds were offset by repayments of long-term debt plus redemption of preferred stock and warrants totaling $0.3 million. This compares to net cash flows used in financing activities of $4.4 million for the same quarter in the prior year, consisting of repayments of short-term debt of $3.1 million, repayments of long term debt of $0.8 million, and redemption of preferred stock and warrants of $1.0 million. These uses of cash in financing activities were partially offset by additions to long-term debt of $0.5 million in the quarter ended December 31, 2002.

The Company's domestic credit facility provides a credit accommodation totaling $13.0 million, consisting of a term loan of $3.0 million, and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. The revolving credit facility matures on July 31, 2004 and the Company expects to be able to renew the revolving credit facility at that time. The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007. The term loan and revolving credit facility bear interest at the Wall Street Journal prime rate, which was 4.00% at December 31, 2003. The credit facility is secured by all of the United States personal property, including patents and other intangibles, of the Company and its subsidiaries, and contains covenants which require the maintenance of a defined debt service ratio, a defined debt ratio, minimum working capital and current ratio, and minimum profitability. At December 31, 2003, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $7.1 million under the revolving credit facility. At December 31, 2003, borrowings under the term loan were $3.0 million. There were no borrowings under the revolving credit facility.

Additionally, the Company's credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $4.0 million and includes a term loan of $841,000, an operating line of the lesser of $1.9 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.3 million. Unused portions of the operating line may be used to provide an increase in the guarantee facility. The term loan facility requires quarterly payments of principal and matures in August 2012. It is secured by real property of the Company's European subsidiary, while the operating line and bank guarantee facility is secured by all of the subsidiary's personal property. The credit facility bears interest at the bank's prime rate plus 1.75%, which at December 31, 2003 totaled 4.50%. At December 31, 2003, the Company had borrowings under this facility of $841,000 in term loans. Additionally, the Company had secured bank guarantees of $1.6 million under the agreement.

Outstanding Series B Convertible Preferred stock totaled 148,750 shares as of December 31, 2003, and outstanding warrants totaled 34,882. Preferred stock and warrants are redeemable upon demand and will require $1.8 million from cash flow when presented. Presentments for preferred stock and warrants redemption have slowed considerably, and therefore the Company expects to fund future redemptions from operating cash flows.

The Company anticipates that the future cash flows from operations along with currently available operating credit lines will be sufficient to fund the current year's cash needs.

The Company's continuing contractual obligations and commercial commitments existing on December 31, 2003 are as follows:


                                           Payments due by period (in Thousands)
Contractual Obligations                     Less than 1                        After 5
                                     Total       year     1-3 years 4-5 years    years
----------------------------------------------------------------------------------------

Long-term debt   *                 $  3,841 $        954 $    1,909 $     726 $     252
Capital lease obligations               294          143        150         1         -
Operating leases                     12,094        1,442      2,976     2,467     5,209
Warrant redemption obligations          349          349          -         -         -
Series B redemption obligations       1,487        1,487          -         -         -
                                   -----------------------------------------------------
Total contractual cash obligations $ 18,065 $      4,375 $    5,035 $   3,194 $   5,461
                                   =====================================================

* Includes the revolving credit line, term loan and mortgage payments on the Company's owned facility in Europe.

At December 31, 2003 the Company had standby letters of credit totaling $2.1 million, which includes secured letters of credit under the Company's credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with "special purpose entities."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the Euro against the U.S. dollar and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros, U.S. dollars, or to a far lesser extent, the respective legacy currencies of its European customers. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company's domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk. At December 31, 2003, the Company was not a party to any currency hedging transactions. As of December 31, 2003, management estimates that a 10% change in foreign exchange rates would affect net income before taxes by approximately $188,000 on an annual basis as a result of converted cash, accounts receivable and sales or other contracts denominated in foreign currencies.

During the three-month period ended December 31, 2003, the Euro gained a net of 7% in value against the U.S. dollar. The effect of the weaker dollar on the operations and financial results of the Company were:

o Translation adjustments of $257,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

o Foreign exchange gains of $98,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European operations.

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

Under the Company's current credit facilities, the Company may borrow at the lender's prime rate plus between 0 and 175 basis points. At December 31, 2003, the Company had $3.0 million of borrowings that had variable interest rates. During the quarter then ended, the interest rate on its various credit facilities ranged from 4.00% to 4.50%. At December 31, 2003, the interest rate was 4.00% on its domestic credit facility and 4.50% on its European credit facility. As of December 31, 2003, management estimated that a 100 basis point change in the interest rate would affect net income before taxes by approximately $30,000 on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES.

The Company's President and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at December 31, 2003 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them. There were no changes in the Company's internal controls over financial reporting during the quarter ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b)  Reports on Form 8-K

               1. Registrant's Form 8-K dated October 2, 2003 and filed with the Securities and Exchange Commission on October 2, 2003 related to a press release announcing the receipt of multiple orders totaling over $6.0 million.

               2. Registrant's Form 8-K dated November 6, 2003 and filed with the Securities and Exchange Commission on November 6, 2003 related to a press release regarding Key's financial results for its fourth fiscal quarter and year ended September 30, 2003.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

--------------------------------------------------------------------------------



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 KEY TECHNOLOGY, INC.
                                     (Registrant)


Date: February 13, 2004          By       /s/  Kirk W. Morton
                                   ---------------------------------------------
                                   Kirk W. Morton,
                                   President and Chief Executive Officer



Date: February 13, 2004          By       /s/  Phyllis C. Best
                                   ---------------------------------------------
                                   Phyllis C. Best,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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