Form 10-Q
period 2004-03-31
KEY TECHNOLOGY INC
filed 2004-05-14
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549-1004

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

for the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, no par value, on April 30, 2004 was 4,936,559 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND SEPTEMBER 30, 2003

	March 31, 2004	September 30, 2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$8,313	$6,442
Trade accounts receivable, net	10,361	9,479
Inventories:
Raw materials	7,504	6,746
Work-in-process and sub-assemblies	4,587	5,383
Finished goods	1,870	1,839
Total inventories	13,961	13,968
Other current assets	3,178	2,997
Total current assets	35,813	32,886
Property, plant and equipment, net	5,482	5,503
Deferred income taxes	179	768
Intangibles and other assets, net	11,267	12,058
Total	$52,741	$51,215

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	2,517	1,587
Accrued payroll liabilities and commissions	4,004	4,547
Accrued customer support and warranty costs	1,098	1,058
Other accrued liabilities	2,477	2,604
Customers’ deposits	3,196	4,798
Current portion of long-term debt	1,198	1,066
Total current liabilities	14,490	15,660
Long-term debt	2,845	3,249
Mandatorily redeemable preferred stock and warrants	1,693	1,882
Deferred income taxes	180	205
Total shareholders’ equity	33,533	30,219
Total	$52,741	$51,215

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
	(in thousands, except per share data)

Net sales	$20,761	$20,927
Cost of sales	11,869	12,812
Gross profit	8,892	8,115
Operating expenses:
Selling	3,333	2,986
Research and development	1,497	1,203
General and administrative	2,042	1,796
Amortization of intangibles	331	330
Total operating expenses	7,203	6,315
Gain on sale of assets	6	2
Earnings from operations	1,695	1,802
Other expense	(39)	(55)
Earnings before income taxes	1,656	1,747
Income tax expense	518	594
Net earnings	$1,138	$1,153

Earnings per share
• basic	$0.23	$0.24
• diluted	$0.22	$0.23

Shares used in per share calculations - basic	4,897	4,770

Shares used in per share calculations - diluted	5,285	4,964

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
	(in thousands, except per share data)

Net sales	$39,504	$36,322
Cost of sales	23,557	21,902
Gross profit	15,947	14,420
Operating expenses:
Selling	6,654	5,667
Research and development	2,635	2,412
General and administrative	3,613	3,382
Amortization of intangibles	661	661
Total operating expenses	13,563	12,122
Gain on sale of assets	6	2
Earnings from operations	2,390	2,300
Other income (expense)	37	(218)
Earnings before income taxes	2,427	2,082
Income tax expense	785	708
Net earnings	$1,642	$1,374

Earnings per share
• basic	$0.34	$0.29
• diluted	$0.31	$0.28

Shares used in per share calculations - basic	4,858	4,769

Shares used in per share calculations - diluted	5,227	4,973

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
	(in thousands)
Net cash provided by operating activities	$1,800	$7,680

Cash flows from investing activities:
Proceeds from sale of property	190	3
Additions to property, plant and equipment	(706)	(168)
Net cash used in investing activities	(516)	(165)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(5,430)
Additions to long-term debt	—	500
Repayment of long-term debt	(561)	(1,116)
Redemption of preferred stock	(57)	(1,107)
Redemption of warrants	(36)	(188)
Proceeds from issuance of common stock	1,145	25
Net cash provided by (used in) financing activities	491	(7,316)

Effect of exchange rates on cash	96	168
Net increase in cash and cash equivalents	1,871	367
Cash and cash equivalents, beginning of the period	6,442	1,707
Cash and cash equivalents, end of the period	$8,313	$2,074

Supplemental information:
Cash paid during the period for interest	$103	$290
Cash paid (refunded) during the period for income taxes	$161	$(32)
Equipment obtained through lease financing	$245	$—

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.               Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements.  These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.  The results of operations for the three- and six-month periods ended March 31, 2004 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at March 31, 2004 and the results of its operations and its cash flows for the three- and six-month periods ended March 31, 2004 and 2003.

2.               Stock Compensation

The Company has elected to account for its stock-based compensation plans under Accounting Principles Board Opinion No. 25 (“APB 25”).  If the Company had accounted for its stock-based compensation plans under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company’s net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

	Three months ended
	March 31, 2004		March 31, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net earnings	$1,138	$975	$1,153	$1,064

Earnings per share
• basic	$0.23	$0.20	$0.24	$0.22
• diluted	$0.22	$0.19	$0.23	$0.22

	Six months ended
	March 31, 2004		March 31, 2003
	As Reported	Pro Forma	As Reported	Pro Forma
Net earnings	$1,642	$1,345	$1,374	$1,186

Earnings per share
• basic	$0.34	$0.28	$0.29	$0.25
• diluted	$0.31	$0.26	$0.28	$0.24

During the six-month period ending March 31, 2004, the Company granted 25,000 options.  The weighted average fair value of the options granted, using the Black-Scholes methodology, was $9.33 per share.  The total value of these options was $233,000, which will be amortized over the one-year vesting period.  These options expire in February 2014.

3.               Earnings per share

The calculation of the weighted average outstanding number of shares used in earnings per share (“EPS”) calculations is as follows (in thousands):

	Three months ended
	March 31, 2004	March 31, 2003
Weighted average shares outstanding:
• basic	4,897	4,770
Assumed conversion of:
Common stock options	293	73
Mandatorily redeemable preferred stock	95	121
• diluted	5,285	4,964

	Six months ended
	March 31, 2004	March 31, 2003
Weighted average shares outstanding:
• basic	4,858	4,769
Assumed conversion of:
Common stock options	271	73
Mandatorily redeemable preferred stock	98	131
• diluted	5,227	4,973

The weighted average number of diluted shares includes only potential common shares that are not anti-dilutive to reported EPS.  Options to purchase 160,300 shares of common stock and 31,985 common shares from assumed conversion of warrants for the quarter ended March 31, 2004, and 185,300 and 31,985 options, respectively, for the six months ended March 31, 2004, were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury-stock method.  Options to purchase 648,370 shares of common stock and 46,400 common shares from assumed conversion of warrants were not included in the computation of diluted EPS for the three- and six-month periods ended March 31, 2003 as they were anti-dilutive.

4.               Income taxes

The provision for income taxes is based on the estimated effective income tax rate for the year.

5.               Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended
	March 31, 2004	March 31, 2003
Components of comprehensive income:
Net income	1,138	1,153
Other comprehensive income (loss) - foreign currency translation adjustment, net of tax	(62)	93
Total comprehensive income	1,076	1,246

	Six months ended
	March 31, 2004	March 31, 2003
Components of comprehensive income:
Net income	1,642	1,374
Other comprehensive income - foreign currency translation adjustment, net of tax	195	429
Total comprehensive income	1,837	1,803

6.               Contractual guarantees and indemnities

Product warranties

The company provides a warranty on its products ranging from ninety days to two years following the date of shipment.  The warranty is typically limited to repair or replacement of the defective product.  Management establishes allowances for warranty costs based on the types of products shipped, product warranty experience and estimates such costs for related new products where experience is not available. The provision for warranty costs is charged to cost of sales at the time such costs are known or estimable.

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2004 and 2003 (in thousands) is as follows:

	Six months ended
	March 31, 2004	March 31, 2003
Beginning balance	$837	$869
Warranty costs incurred	(790)	(850)
Warranty expense accrued	680	759
Translation adjustments	11	25
Ending balance	$738	$803

Intellectual property and general contractual indemnities

The Company, in the normal course of business, provides specific, limited indemnification to its customers for liability and damages related to intellectual property rights.  In addition, the Company may enter into contracts with customers where it has agreed to indemnify the other party for personal injury or property damage caused by the Company’s products and services. Indemnification is typically limited to replacement of the items or the actual price of the products and services.  The Company maintains product liability insurance as well as errors and omissions insurance which may provide a source of recovery in the event of an indemnification claim, but does not maintain insurance coverage for claims related to intellectual property rights.

Historically, any amounts payable under these indemnifications have not had a material effect on the Company’s business, financial condition or results of operations. The Company has not recorded any provision for future obligations under these indemnifications.  If the Company determines it is probable that a loss has occurred under these indemnifications, then any such estimable loss would be recognized.

Director and officer indemnities

The Company has entered into indemnification agreements with its directors and certain executive officers which require the Company to indemnify such individuals against certain expenses, judgments and fines in third-party and derivative proceedings.  The Company may recover some of the expenses and liabilities that arise in connection with such indemnifications under the terms of its directors’ and officers’ insurance policies.  The Company has not recorded any provision for future obligations under these indemnification agreements.

Bank guarantees and letters of credit

At March 31, 2004, the Company’s European subsidiary had approximately $700,000 of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe.  At March 31, 2004, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $275,000 securing payments under a lease contract for a domestic production facility.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ from those expressed or implied by the forward-looking statements.  With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:

•                  the effect of adverse economic conditions in markets served by the Company and their effect on the financial capacity of customers to purchase capital equipment;

•                  competition and advances in technology which may adversely affect sales and prices;

•                  the inability to maintain or expand international operations, which may adversely affect the Company’s sales;

•                  fluctuations in foreign currency exchange rates, which may affect results of operations;

•                  the limited availability and possible cost fluctuations of materials used in the Company’s products;

•                  the inability to protect the Company’s intellectual property, which may adversely affect the Company’s competitive advantage;

•                  intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company or its customers by third parties, which may adversely affect the Company’s results of operations and its customer relations; and

•                  the other factors discussed in Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 19, 2003, which exhibit is hereby incorporated by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Second quarter revenues and earnings were helped by strong shipments in the Company’s parts and service business and by a favorable product mix.  Margins were favorable for the quarter due in large part to the strength of the parts and service business but also due to factory utilization in the material handling locations and a good optical mix.  The Company continues to see very robust revenues and strong margins in the aftermarket business of parts and service.  Second quarter aftermarket shipments were up 30% over the prior year second quarter and year-to-date revenues are also up 31% over last year.  Also positive is the strength of business in the eastern region of North America, which has traditionally been a lower revenue contributor than the western region.

Orders for the second quarter and ending backlog were not comparable to the record numbers achieved during the second quarter of the previous fiscal year.  An unsettled business climate has created a cautious attitude among many of the Company’s customers. Order volumes in the second quarter declined more notably in Europe for material handling equipment and in North America for inspection systems in the vegetable market.  Tobacco systems orders are also running behind last year.

Quotation volume for potential new orders was up approximately 25% over last year’s second quarter, and the Company believes that many of these quotes will materialize into orders, although the timing of order placements is impossible to predict.

There were no notable changes in the Company’s balance sheet during the most recent quarter.  Cash flow continues to be good and is funding strategic initiatives for growth without the need to borrow against the Company’s revolving credit facility.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Revenue earned from services is recognized ratably over the contractual period or as the services are performed.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to defer revenue recognition.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured.  At March 31, 2004, the Company had deferred $0.8 million of revenue compared to $1.1 million at September 30, 2003.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payment and progress payments on significant customer projects, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform

Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of March 31, 2004, the balance sheet included allowances for doubtful accounts of $488,000.  Actual charges to the allowance for doubtful accounts for the six-month periods ended March 31, 2004 and 2003 were $101,000 and net recoveries of $2,000, respectively.  Accruals for bad debt expense (increases in the allowance) for the six-month period ended March 31, 2004 and 2003 were $30,000 and $25,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment.  Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing such inventory minimization strategies as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At March 31, 2004, cumulative inventory adjustments to lower of cost or market totaled $2.8 million compared to $2.5 million for the year ended September 30, 2003.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins and may adversely affect the borrowing base available under the Company’s credit facilities.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  As of March 31, 2004, the Company held $16.0 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period, and may affect the Company’s ability to meet the tangible net worth covenant of its credit facilities.

Allowances for warranties.  The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components, and therefore warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of March 31, 2004, the balance sheet included warranty reserves of $738,000, while $790,000 of warranty charges were incurred during the six-month period then ended, compared to warranty reserves of $803,000 as of March 31, 2003 and warranty charges of $850,000 for the six-month period ended March 31, 2003.  If the Company’s actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would decrease, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  There was no valuation allowance at March 31, 2004, due to anticipated utilization of all the deferred tax assets.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

Currently, Congress is deliberating legislative action to replace the current Extra Territorial Income Exclusion Act of 2000 (“ETI”) due to rulings by the World Trade Organization that it was an illegal export subsidy.  The ETI exclusion reduced the Company’s effective tax rate by 2.3% in the previous fiscal year.  Potential legislation could adversely affect the Company by eliminating or reducing the ETI exclusions, thereby increasing its effective tax rate or changing corporate tax rates which could require revaluation of the Company’s deferred tax benefits.  Tax benefits to the Company as part of this legislation could potentially offset some, if not all, of these adverse consequences, although not necessarily in the same fiscal year.

Results of Operations

For the three months ended March 31, 2004 and 2003

Net sales decreased 0.8% to $20.8 million for the three-month period ended March 31, 2004 from $20.9 million recorded in the same quarter last year.  Second quarter shipments in the Company’s automated inspection product line were basically even with prior year shipments, while process systems showed a 15% decline year over year.  The Company’s aftermarket sales of parts and service continued the strong trend shown in the first quarter, reflecting a 30% growth over the second quarter a year ago.  Shipments out of the Company’s Netherlands factory were slightly above shipments for the second quarter of 2003.

New orders received during the second quarter of fiscal 2004 totaled $19.8 million, a decrease of 32.4% from $29.4 million for the corresponding period in fiscal 2003.  Year over year bookings comparisons in automated inspection systems showed shortfalls in the tobacco sorter, Tegra, and Optyx product lines as well as decreased bookings in the Company’s Netherlands location.  Despite the year over year decline in orders, the Company does not believe that this indicates a fundamental degradation in its markets or its competitive position.  The quote volume is encouraging, and the Company believes that delayed order placements reflect its customers becoming more conservative as the year has progressed.

The Company’s backlog at the close of the March 31, 2004 quarter totaled $18.7 million, a 31.4% decrease from a backlog of $27.2 million at the same time last year.  Product mix in the current quarter’s backlog compared to a year ago show drops in automation systems as well as process systems, with parts and service staying relatively flat.

Gross profit for the second quarter of fiscal 2004 was $8.9 million compared to $8.1 million in the corresponding quarter last year, or 42.8% and 38.8% of net sales, respectively.  Product mix for the quarter reflected improved margins across all product lines.  Particularly notable was the improvement of the Company’s Netherlands operation resulting from efficiency improvements and favorable currency rates as compared to prior year performance.

Operating expenses increased by $0.9 million, or 14.1%, in the second quarter of 2004 to $7.2 million from $6.3 million in the 2003 second quarter.  Year over year increases were in sales and marketing expense, as well as research and development as the Company continues to strategically invest in developing new market segments and new products.  Additionally, the internal control compliance work required by the Sarbanes-Oxley Act of 2002 was initiated in the second quarter and accounted for $220,000 in increased spending.

For the quarter ended March 31, 2004, other expense totaled $39,000 compared to other expense of $55,000 for the corresponding period in fiscal 2003, due principally to reduced interest expense related to reductions of interest-bearing debt.

The Company reported net earnings of $1.1 million, or $0.22 per diluted share, for the most recent quarter compared to net earnings of $1.2 million, or $0.23 per diluted share, in the corresponding quarter last year.  The increase in gross profit in the more recent quarter was offset by increased operating expenses.

For the six months ended March 31, 2004 and 2003

Net sales increased by $3.2 million, or 8.8%, in the six-month period to $39.5 million from $36.3 million in the 2003 six-month period.  The Company’s sales of process systems and aftermarket products account for the year over year increase.

Orders decreased by $10.3 million, or 21.3%, in the 2004 six-month period to $37.9 million from $48.1 million in the prior six-month period.  As explained above, customer conservatism in placing orders has adversely affected order volumes, but the Company has not observed a loss of market share or competitive position.  Partially offsetting the order decline in automated inspection systems and process systems is a strong growth in the parts and service business reflecting a 25% increase year over year.

Gross profit increased by $1.5 million, or 10.6%, in the 2004 six-month period to $15.9 million from $14.4 million in the prior six-month period.  Volume growth and efficiency improvements in process systems and aftermarket products account for a portion of the increase, while contributions from significant operating improvements in the Netherlands plant accounted for most of the rest.  Profit margins for automated inspection systems on a percentage basis are flat with last year, while process systems and the parts/service business both show margin percentage improvements year over year.

Operating expenses increased by $1.4 million, or 11.9%, in the six-month period to $13.6 million from $12.1 million in the 2003 corresponding period.  As mentioned above, operating expenses year over year reflect the Company’s continued strategy to develop new products and markets, in addition to spending on Sarbanes-Oxley internal control compliance.  Product development costs are up $0.2 million, sales and marketing expenses are up $1.0 million, and general and administrative costs are up $0.2 million.

Other income increased by $0.3 million in the six-month period to $37,000 of income, from the $218,000 of expense in the 2003 six-month period.  Improvements are due to reduced interest expense resulting from decreased interest-bearing debt plus a favorable foreign currency exchange rate on a year- to-date basis.

The Company reported net earnings of $1.6 million, or $0.31 per diluted share, for the six-month period compared to net earnings of $1.4 million, or $0.28 per diluted share, in the corresponding period last year.  The improvement is due to increased sales volume and good product mix primarily in parts and service.

Liquidity and Capital Resources

For the six months ended March 31, 2004, net cash provided by operating activities totaled $1.8 million compared with cash provided by operating activities of $7.7 million in the corresponding period of the prior fiscal year.  Primary changes in cash provided by operations year over year included advances from customers of $4.1 million, and accrued payroll liabilities of $1.5 million.

During the more recent six-month period, net earnings, after adding back non-cash charges, contributed cash of $3.9 million from operating activities.  Non-cash charges consisted primarily of depreciation, amortization, changes in deferred taxes, and miscellaneous accruals.  Cash from operations in the more recent six-month period was also provided by reductions in inventories, increases in accounts payable, and increases in other accrued liabilities aggregating $1.2 million.  These contributions to cash were partially offset by an increase in accounts receivable of $0.8 million, a reduction in accrued payroll expenses of $0.6 million, reduction in advances from customers of $1.7 million, and an increase in prepaid expenses totaling $0.2 million.

Working capital at March 31, 2004 was $21.3 million, an increase of $4.1 million since September 30, 2003, primarily due to reductions in current liabilities during the period plus increases in cash and cash equivalents.

Net cash resources used in investing activities was $0.5 million in the quarter ended March 31, 2004 compared to $0.2 million used in the comparable period a year ago.  Current year expenditures for additions to property, plant and equipment were $0.7 million and were partially offset by proceeds of

$0.2 million from the sale of a vacant lot in the Company’s Medford, Oregon location. The entire expenditures for the prior year period’s investing activities were for the acquisition of capital goods.  At March 31, 2004, the Company had no significant commitments for capital expenditures.

Net cash provided in financing activities during the six-month period ended March 31, 2004 totaled $0.5 million, reflecting proceeds from issuance of common stock, as a result of stock option exercises and purchases under the Employee Stock Purchase Plan of $1.1 million.  These proceeds were offset by repayments of long-term debt plus redemption of preferred stock and warrants totaling $0.6 million.  This compares to net cash flows used in financing activities of $7.3 million for the same quarter in the prior year, consisting of repayments of short-term debt of $5.4 million, repayments of long term debt of $1.1 million, and redemption of preferred stock and warrants of $1.3 million.  These uses of cash in financing activities were partially offset by additions to long-term debt of $0.5 million in the corresponding quarter last year.

The Company’s domestic credit facility provides a credit accommodation totaling $12.8 million, consisting of a term loan of $2.8 million, and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. The revolving credit facility matures on July 31, 2004 and the Company expects to be able to renew the revolving credit facility at that time.  The term loan requires quarterly payments of principal of $0.2 million and matures on July 31, 2007.  The term loan and revolving credit facility bear interest at the Wall Street Journal prime rate, which was 4.00% at March 31, 2004.  The credit facility is secured by all of the United States personal property, including patents and other intangibles, of the Company and its subsidiaries, and contains covenants which require the maintenance of a defined debt service ratio, a defined debt ratio, minimum working capital and current ratio, and minimum profitability.  At March 31, 2004, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $8.8 million under the revolving credit facility.  At March 31, 2004, borrowings under the term loan were $2.8 million.  There were no borrowings under the revolving credit facility.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.9 million and includes a term loan of $0.8 million an operating line of the lesser of $1.9 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million.  Unused portions of the operating line may be used to provide an increase in the guarantee facility.  The term loan facility requires quarterly payments of principal and matures in August 2012.  It is secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility is secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate plus 1.75%, which at March 31, 2004 totaled 4.75%.  At March 31, 2004, the Company had borrowings under this facility of $0.8 million in term loans.  Additionally, the Company had secured bank guarantees of $0.7 million under the agreement.

Outstanding Series B Convertible Preferred stock totaled 137,239 shares as of March 31, 2004, and outstanding warrants totaled 31,985.  Preferred stock and warrants are redeemable upon demand and will require $1.7 million from cash flow when presented.  Presentments for preferred stock and warrants redemption have slowed considerably, and therefore the Company expects to fund future redemptions from operating cash flows.

The Company’s continuing contractual obligations and commercial commitments existing on March 31, 2004 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt *	$3,584	$951	$1,879	$523	$231
Capital lease obligations	459	247	212	—	—
Operating leases	11,731	1,448	2,985	2,351	4,947
Warrant redemption obligations	320	320	—	—	—
Series B redemption obligations	1,373	1,373	—	—	—
Total contractual cash obligations	$17,467	$4,339	$5,076	$2,874	$5,178

*                 Includes the revolving credit line, term loan and mortgage payments on the Company’s owned facility in Europe.

The Company’s anticipates that the future cash flows from operations along with currently available operating credit lines will be sufficient to fund the current year’s cash needs.  It is expected that expenditures for Series B redemptions and Warrant redemptions will be considerably less than the the current year’s contractural obligations listed above.

At March 31, 2004, the Company had standby letters of credit totaling $1.3 million, which includes secured letters of credit under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.

The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with “special purpose entities.”

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the strength of the Euro against the U.S. dollar and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros, U.S. dollars, or to a far lesser extent, the respective currencies of its European customers.  The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars.  For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk.  At March 31, 2004, the Company was not a party to any currency hedging transactions.  As of March 31, 2004, management estimates that a 10% change in foreign exchange rates would affect net earnings before income taxes by approximately $268,000 on an annual basis as a result of converted cash, accounts receivable and sales or other contracts denominated in foreign currencies.

During the six-month period ended March 31, 2004, the Euro gained a net of 5% in value against the U.S. dollar.  The effect of the weaker dollar on the operations and financial results of the Company were:

•                  Translation adjustments of $195,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

•                  Foreign exchange gains of $66,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European operations.

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

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate plus between 0 and 175 basis points.  At March 31, 2004, the Company had $2.8 million of borrowings that had variable interest rates.  During the quarter then ended, the interest rate on its various credit facilities ranged from 4.00% to 4.75%.  At March 31, 2004, the interest rate was 4.00% on its domestic credit facility and 4.75% on its European credit facility.  As of March 31, 2004, management estimated that a 100 basis point change in the interest rate would affect net income before taxes by approximately $28,000 on an annual basis.

ITEM 4.       CONTROLS AND PROCEDURES

The Company’s President and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at March 31, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.       CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases made by or on behalf of the Company during the quarter ended March 31, 2004 of equity securities registered by the Company under Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Mandatorily Redeemable Series B Convertible Preferred Stock (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2004	1,399	$10	—
February 1 - 29, 2004	322	$10	—
March 1 - 31, 2004	0	—	—
Total	1,721			137,239

Warrants (2)

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2004	37	$10	—
February 1-29, 2004	0	—	—
March 1-31, 2004	2,860	$10	—
Total	2,897			31,985

(1)   The Company issued 1,340,366 shares of Series B convertible preferred stock (“Series B”) at a price of $8.60 per share in conjunction with the acquisition of Advanced Machine Vision Corporation on July 12, 2000.  Each share of Series B, par value of $0.01 per share, may be converted into 2/3 of a share of common stock.  The Series B is convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets.  The holders of Series B may require the Company to repurchase any or all of their shares at any time after July 12, 2002 at the redemption price of $10.00.  If not converted to common stock or redeemed at the option of the Series B holder after July 12, 2002, the Company must redeem the Series B for $10.00 per share on July 12, 2005.  The redemption date may be accelerated if the average closing price of Key Technology common stock, as listed on the Nasdaq National Market, is $15.00 or more for thirty consecutive trading days.

(2)   The Company issued 365,222 warrants at a fair market value of $10.00 per warrant in conjunction with the issuance of the Series B.  Each warrant entitles its holder to purchase at any time for a period of five years from July 12, 2000 one share of common stock at $15.00 per share, subject to certain adjustments.  The warrants permit the holder to engage in a net exercise of the warrants if the fair market value of one share of common stock is greater than $15.00 per share on the date of exercise.  Prior to the expiration date of the warrant, the holder may require the Company to redeem the warrant for cash at a price equal to $10.00 for each whole share of common stock that may be purchased under the warrant.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on February 4, 2004.  Voting shareholders took the following actions at the meeting:

1.     The shareholders voted to elect the following nominees to the Company’s Board of Directors:

	Votes For	Votes Withheld
John E. Pelo	4,502,761	159,067
Peter H. van Oppen	4,503,011	158,817

Other directors whose terms of office as a director continued after the meeting are as follows:

Thomas C. Madsen

Gordon Wicher

Michael L. Shannon

Donald A. Washburn

2.     The shareholders voted to approve the proposed amendments to the 1996 Restated Employees’ Stock Option Plan by the affirmative vote of 2,619,557 shares, with 419,004 shares voting against the proposal and 15,319 shares abstaining.  There were 1,607,948 broker non-votes.  The amendments extend the term of the Plan through November 11, 2013, increase the number of shares of Common Stock authorized for issuance under the Plan by 100,000 shares, and change the name of the Plan to the “2003 Restated Employees’ Stock Incentive Plan.”  The amendments also add to the Plan a provision for granting restricted stock awards, and a provision allowing the Compensation Committee flexibility with respect to the option expiration date upon death or disability of an employee.

3.     The shareholders voted to ratify management’s appointment of independent auditors for fiscal 2004 by the affirmative vote of 4,643,609 shares, with 15,074 shares voting against the proposal and 3,145 shares abstaining.  There were no broker non-votes.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

(a)           Exhibits

10.1                           2003 Restated Employees’ Stock Incentive Plan

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1         Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2         Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

1.     Registrant’s Form 8-K dated January 29, 2004 and filed with the Securities and Exchange Commission on January 29, 2004 related to a press release regarding the Company’s financial results for its first fiscal quarter ended December 31, 2003.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: May 14, 2004	By	/s/ Kirk W. Morton
Kirk W. Morton,
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2004	By	/s/ Phyllis C. Best
Phyllis C. Best,
Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2004

EXHIBIT INDEX

Exhibit

10.1	2003 Restated Employees’ Stock Incentive Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002