Form 10-Q
period 2004-06-30
KEY TECHNOLOGY INC
filed 2004-08-13
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549-1004

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2004

or

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

The number of shares outstanding of the Registrant’s common stock, no par value, on July 31, 2004 was 4,974,414 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2004

PART I.  FINANCIAL INFORMATION

ITEM 1.                                                                             FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND SEPTEMBER 30, 2003

	June 30, 2004	September 30, 2003
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$10,371	$6,442
Trade accounts receivable, net	8,758	9,479
Inventories:
Raw materials	7,228	6,746
Work-in-process and sub-assemblies	4,160	5,383
Finished goods	2,884	1,839
Total inventories	14,272	13,968
Other current assets	3,201	2,997
Total current assets	36,602	32,886
Property, plant and equipment, net	5,206	5,503
Deferred income taxes	417	768
Intangibles and other assets, net	10,984	12,058
Total	$53,209	$51,215

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	2,245	1,587
Accrued payroll liabilities and commissions	3,594	4,547
Accrued customer support and warranty costs	858	1,058
Other accrued liabilities	3,046	2,604
Customers’ deposits	2,032	4,798
Current portion of long-term debt	1,202	1,066
Total current liabilities	12,977	15,660
Long-term debt	2,577	3,249
Mandatorily redeemable preferred stock and warrants	1,657	1,882
Deferred income taxes	140	205
Total shareholders’ equity	35,858	30,219
Total	$53,209	$51,215

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
	(in thousands, except per share data)

Net sales	$22,170	$25,013
Cost of sales	11,954	14,030
Gross profit	10,216	10,983
Operating expenses:
Sales and marketing	3,458	2,907
Research and development	1,545	1,320
General and administrative	2,026	2,105
Amortization of intangibles	331	331
Total operating expenses	7,360	6,663
Earnings from operations	2,856	4,320
Other expense	(3)	(20)
Earnings before income taxes	2,853	4,300
Income tax expense	845	1,298
Net earnings	$2,008	$3,002

Earnings per share
- basic	$0.41	$0.63
- diluted	$0.38	$0.60

Shares used in per share calculations - basic	4,947	4,776

Shares used in per share calculations - diluted	5,269	5,031

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
	(in thousands, except per share data)

Net sales	$61,674	$61,335
Cost of sales	35,511	35,932
Gross profit	26,163	25,403
Operating expenses:
Sales and marketing	10,112	8,574
Research and development	4,180	3,732
General and administrative	5,639	5,487
Amortization of intangibles	992	992
Total operating expenses	20,923	18,785
Gain on sale of assets	6	2
Earnings from operations	5,246	6,620
Other income (expense)	34	(238)
Earnings before income taxes	5,280	6,382
Income tax expense	1,630	2,006
Net earnings	$3,650	$4,376

Earnings per share
- basic	$0.75	$0.92
- diluted	$0.70	$0.88

Shares used in per share calculations - basic	4,886	4,771

Shares used in per share calculations - diluted	5,223	4,984

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
	(in thousands)
Net cash provided by operating activities	$3,746	$9,247

Cash flows from investing activities:
Proceeds from sale of property	190	3
Additions to property, plant and equipment	(894)	(686)
Net cash used in investing activities	(704)	(683)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(6,650)
Additions to long-term debt	—	500
Repayment of long-term debt	(815)	(1,431)
Redemption of preferred stock	(88)	(1,196)
Redemption of warrants	(39)	(268)
Proceeds from issuance of common stock	1,457	65
Net cash provided by (used in) financing activities	515	(8,980)

Effect of exchange rates on cash	372	278
Net increase (decrease) in cash and cash equivalents	3,929	(138)
Cash and cash equivalents, beginning of the period	6,442	1,707
Cash and cash equivalents, end of the period	$10,371	$1,569

Supplemental information:
Cash paid during the period for interest	$154	$377
Cash paid during the period for income taxes	$993	$160
Equipment obtained through lease financing	$245	$—

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.               Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements.  These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2003.  The results of operations for the three- and nine-month periods ended June 30, 2004 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company’s financial position at June 30, 2004 and the results of its operations for the three- and nine-month periods ended June 30, 2004 and 2003 and its cash flows for the nine-month periods ended June 30, 2004 and 2003.

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

	Three months ended June 30,
	2004	2003

Net earnings, as reported	$2,008	$3,002
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(180)	$(145)
Pro forma net earnings	$1,828	$2,857

Earnings per share:
Basic - as reported	$0.41	$0.63
Basic - pro forma	$0.37	$0.61

Diluted - as reported	$0.38	$0.60
Diluted - pro forma	$0.35	$0.57

	Nine months ended June 30,
	2004	2003

Net earnings, as reported	$3,650	$4,376
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(477)	$(333)
Pro forma net earnings	$3,173	$4,043

Earnings per share:
Basic - as reported	$0.75	$0.92
Basic - pro forma	$0.66	$0.86

Diluted - as reported	$0.70	$0.88
Diluted - pro forma	$0.61	$0.82

During the nine-month period ending June 30, 2004, the Company granted 25,000 options.  The weighted average fair value of the options granted, using the Black-Scholes methodology, was $9.33 per share.  The total value of these options was $233,000, which will be amortized over the one-year vesting period.  These options expire in February 2014.

3.               Earnings per share

The calculation of the weighted average outstanding number of shares used in earnings per share (“EPS”) calculations is as follows (in thousands):

	Three months ended
	June 30, 2004	June 30, 2003
Weighted average shares outstanding:
- basic	4,947	4,776
Assumed conversion of:
Common stock options	231	143
Mandatorily redeemable preferred stock	91	112
- diluted	5,269	5,031

	Nine months ended
	June 30, 2004	June 30, 2003
Weighted average shares outstanding:
- basic	4,886	4,771
Assumed conversion of:
Common stock options	241	89
Mandatorily redeemable preferred stock	96	124
- diluted	5,223	4,984

The weighted average number of diluted shares includes only potential common shares that are not anti-dilutive to reported EPS.  Options to purchase 183,600 shares of common stock and 31,671 common shares from assumed conversion of warrants for the three- and nine-month periods ended June 30, 2004, were not included in the computation of diluted EPS because the options were anti-dilutive under the treasury-stock method.  Options to purchase 398,700 shares of common stock and 38,388 common shares from assumed conversion of warrants for the quarter ended June 30, 2003, and 736,675 and 38,388 options, respectively for the nine months ended June 30, 2003, were not included in the computation of diluted EPS as they were anti-dilutive under the treasury-stock method.

4.               Income taxes

The provision for income taxes is based on the estimated effective income tax rate for the year.  During the nine-month period ended June 30, 2004, income tax expense was reduced by approximately $200,000 due to revisions in estimated permanent tax differences versus actual results in prior year’s federal and state returns.  During the nine-month period ended June 30, 2003, income tax expense was reduced approximately $150,000 due primarily to changes in tax laws which re-characterized previously non-deductible items.

5.               Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended
	June 30, 2004	June 30, 2003
Components of comprehensive income:
Net earnings	$2,008	$3,002
Other comprehensive income (loss) - foreign currency translation adjustment, net of tax	(56)	202
Total comprehensive income	$1,952	$3,204

	Nine months ended
	June 30, 2004	June 30, 2003
Components of comprehensive income:
Net earnings	$3,650	$4,376
Other comprehensive income - foreign currency translation adjustment, net of tax	139	631
Total comprehensive income	$3,789	$5,007

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2004 and 2003 (in thousands) is as follows:

	Nine months ended
	June 30, 2004	June 30, 2003
Beginning balance	$837	$869
Warranty costs incurred	(1,243)	(1,283)
Warranty expense accrued	1,156	1,163
Translation adjustments	10	21
Ending balance	$760	$770

Intellectual property and general contractual indemnities

The Company, in the normal course of business, provides specific, limited indemnification to its customers for liability and damages related to intellectual property rights.  In addition, the Company may enter into contracts with customers where it has agreed to indemnify the customer for personal injury or property damage caused by the Company’s products and services. Indemnification is typically limited to replacement of the items or the actual price of the products and services.  The Company maintains product liability insurance as well as errors and omissions insurance which may provide a source of recovery in the event of an indemnification claim, but does not maintain insurance coverage for claims related to intellectual property rights.

Historically, any amounts payable under these indemnifications have not had a material effect on the Company’s business, financial condition, results of operations, or cash flows. The Company has not recorded any provision for future obligations under these indemnifications.  If the Company determines it is probable that a loss has occurred under these indemnifications, then any such reasonably estimable loss would be recognized.

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

Bank guarantees and letters of credit

At June 30, 2004, the Company’s European subsidiary had approximately $1.5 million of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe.  Bank guarantees arise when the European subsidiary collects down payments prior to order fulfillment.  The down payments received are recorded as liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees occur in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.  At June 30, 2004, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $275,000 securing payments under a lease contract for a domestic production facility.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

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

Overview

General

The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality.  These systems integrate electro-optical automated inspection and sorting systems with process systems which include specialized conveying and preparation systems.  The Company provides parts and service for each of its product lines to customers throughout the world.  Industries served include food processing, and non-food and industrial applications such as tobacco, plastics, and pharmaceuticals.  The Company maintains three domestic manufacturing facilities and a European manufacturing facility located in The Netherlands.  The Company markets its products directly and through independent sales representatives.

In the past several years, 40% or more of the Company’s sales are made to customers located outside the United States.  In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company’s products, tariffs and other barriers and restrictions, and the burdens of complying with a variety of international laws.

Current Period

Fiscal 2004 is developing into a flat year in terms of revenue growth.  The Company’s sales for the first nine months of $61.7 million are approximately the same as last year’s sales for the same period.  While we have seen declines in both our automated inspection systems and process systems product lines, the aftermarket parts and services business has largely compensated for such decreases.  Due to higher profit margins associated with the aftermarket business, plus some high margin sales in our optical inspection line, we have seen profit margins improve on a year over year basis.

As a result, we have experienced some deterioration in the level of new orders for the nine-month period of FY04 compared to the same period last year.  Orders on a year-to-date basis reflect $53.8 million booked this year compared to $63.8 million booked in the prior year.  Generally, we are seeing customers become more conservative and projects deferred.  Orders have declined in all our major market segments – vegetables, potatoes, snacks, and tobacco.  We believe the decrease in order volume is not attributable to competition, but instead to an economic uncertainty across the food industry in general.

We are continuing our strategy of investing in new products and new markets, and we will be introducing over a dozen new products and product families this fall and winter.  We expect to see the benefits of these investment programs during fiscal 2005.  As previously announced on July 8, 2004, our recently completed InspX joint venture adds an important new technology, x-ray inspection, to our product offering.  The Company’s investment in the joint venture required a cash contribution of $2.0 million which was made from available cash.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Revenue earned from services is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.

Historically, the Company has experienced little, if any, sales returns.  If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to defer revenue recognition.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured.  At June 30, 2004, the Company had deferred $2.3 million of revenue compared to $1.1 million at September 30, 2003.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of June 30, 2004, the balance sheet included allowances for doubtful accounts of $567,000.  Actual charges to the allowance for doubtful accounts for the nine-month periods ended June 30, 2004 and 2003 were $85,000 and $25,000, respectively.  Accruals for bad debt expense (increases in the allowance) for the nine-month periods ended June 30, 2004 and 2003 were $96,000 and $36,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings and may adversely affect the borrowing base available under the Company’s credit facilities.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment.  Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing such inventory minimization strategies as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At June 30, 2004, cumulative inventory adjustments to lower of cost or market totaled $2.8 million compared to $2.5 million as of September 30, 2003.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins, and may adversely affect the borrowing base available under the Company’s credit facilities.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of June 30, 2004, the Company held $15.5 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period, and may affect the Company’s ability to meet the tangible net worth covenant of its credit facilities.

Allowances for warranties.  The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components, and therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of June 30, 2004, the balance sheet included warranty reserves of $760,000, while $1.2 million of warranty charges were incurred during the nine-month period then ended, compared to warranty reserves of $770,000 as of June 30, 2003 and warranty charges of $1.3 million for the nine-month period ended June 30, 2003.  If the Company’s actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would decrease, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  There was no valuation allowance at June 30, 2004 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient net income combined with the lengthy expiration periods on carryforward items to utilize these assets.  During the nine-month period ended June 30, 2004, income tax expense was reduced by approximately $200,000 due to revisions in estimated permanent tax differences versus actual results in prior year’s federal and state tax returns.  During the nine-month period ended June 30, 2003, income tax expense was reduced by approximately $150,000 due primarily to changes in tax laws which re-characterized previously non-deductible items.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

Currently, Congress is considering legislation to replace the current Extra Territorial Income Exclusion Act of 2000 (“ETI”) due to rulings by the World Trade Organization that it was an illegal export subsidy.  The ETI exclusion reduced the Company’s effective tax rate by 2.3% in the previous fiscal year.  Potential legislation could adversely affect the Company by eliminating or reducing the ETI exclusions, thereby increasing its effective tax rate or changing corporate tax rates which could require revaluation of the Company’s deferred tax benefits.  Tax benefits to the Company as part of this legislation could potentially offset some, if not all, of these adverse consequences, although not necessarily in the same fiscal year.

Results of Operations

For the three months ended June 30, 2004 and 2003

Net sales decreased 11.4% to $22.2 million for the three-month period ended June 30, 2004 from $25.0 million recorded in the same quarter last year.  The automated inspection systems product line showed increased sales in tobacco sorters and Optyx offset by sales declines in the Tegra line for an overall decline of 14.0% compared to the prior period.  The process systems product line also showed reductions for the quarter, primarily in Europe and the Company’s Farmco operations.  Partially offsetting the declines in the optical and material handling product lines was a 16.6% increase in the Company’s aftermarket parts and service business.

New orders received during the third quarter of fiscal 2004 totaled $15.9 million, an increase of 1.5% from $15.7 million for the corresponding period in fiscal 2003.  The product mix contributing to the increased order volume was in automated inspection systems and aftermarket parts and service.  Orders for process systems were down during the quarter.

The Company’s backlog at the close of the June 30, 2004 quarter totaled $12.7 million, a 29.5% decrease from a backlog of $18.0 million at the same time last year.  Year over year comparison by product line shows declines in automated inspection systems and process systems, with increases in parts and service.  The current year’s backlog mix is more heavily weighted toward higher margin optical orders as well as aftermarket orders.

Gross profit for the third quarter of fiscal 2004 was $10.2 million compared to $11.0 million in the corresponding quarter last year, or 46.1% and 43.9% of net sales, respectively.  While volume was down for the quarter, product mix showed favorable margins on the automated inspection system lines and on the parts and service business.

Operating expenses increased by $0.7 million, or 10.5%, in the third quarter of 2004 to $7.4 million from $6.7 million in the 2003 third quarter.  Increases occurred in the areas of R&D, as well as sales and marketing.  The Company continues to strategically invest in product development in order to satisfy customer demands by bringing new products to market.  Commission expense was up $0.3 million for the quarter due to higher sales through the Company’s contract sales channels as opposed to its direct sales force.  Marketing expenses also are running higher than a year ago due to additional investments in our marketing infrastructure, marketing literature and trade shows.  Administration expenses were slightly under those of a year ago.

The Company reported net earnings of $2.0 million, or $0.38 per diluted share, for the most recent quarter compared to net earnings of $3.0 million, or $0.60 per diluted share, in the corresponding quarter last year.

For the nine months ended June 30, 2004 and 2003

Net sales increased by $0.4 million, or 0.6%, in the nine-month period to $61.7 million from $61.3 million in the 2003 nine-month period.  Net sales volume in total was flat on a year over year basis, but with some notable differences in mix.  Automated inspection systems and material handling product lines were down for the period, but were offset by a 25% increase in parts and service volume.  The increase was partially due to the Company’s emphasis on the aftermarket opportunity, particularly in the area of machine upgrades, in its installed customer base.

Orders decreased by $10.0 million, or 15.7%, in the 2004 nine-month period to $53.8 million from $63.8 million in the prior nine-month period.  The decrease was across all products in both automated inspection systems and process systems.  The Company has not sold as many tobacco sorters into the China market in fiscal year 2004, and has also seen a drop in sales volume in European sales that are booked through its Netherlands subsidiary.  Only partially offsetting the above declines in orders was a 27.0% increase in aftermarket parts and services bookings.

Gross profit increased by $0.8 million, or 3.0%, in the 2004 nine-month period to $26.2 million from $25.4 million in the prior nine-month period.  Gross profit as a percent of sales increased to 42.4% in the third quarter of 2004 from 41.4% in the corresponding period of 2003.  As mentioned in the third quarter discussion, automated inspection systems profit margins have been good all year, as has the aftermarket business.  The process systems product line is running lower volumes for the current year plus a slight drop in profit margin percent for vibratory equipment.  Gross profit for the Company’s Farmco equipment line and from its European operations is favorable on a year over year basis.

Operating expenses increased by $2.1 million, or 11.4%, in the nine-month period to $20.9 million from $18.8 million in the 2003 corresponding period.  As mentioned above, the Company continues to invest in product development and an expanded marketing and service infrastructure.  Commission expense for the current period is $0.6 million above that of a year ago due to a shift in sales distribution channels.  More of the Company’s sales in fiscal 2004 have occurred in areas serviced by independent sales contractors instead of its direct sales force, resulting in higher commissions paid.  Administrative expenses on a year to date basis include a $0.4 million charge for the implementation of Section 404 of the Sarbanes-Oxley Act.

Other income increased by $0.3 million in the nine-month period to $34,000 of income, from the $238,000 of expense in the 2003 nine-month period.  Improvements are due to reduced interest expense resulting from decreased interest-bearing debt.

The Company reported net earnings of $3.7 million, or $0.70 per diluted share, for the nine-month period compared to net earnings of $4.4 million, or $0.88 per diluted share, in the corresponding period last year.  The decrease was due primarily to increased operating expenses.

Liquidity and Capital Resources

For the nine months ended June 30, 2004, net cash provided by operating activities totaled $3.7 million compared with cash provided by operating activities of $9.2 million in the corresponding period of the prior fiscal year.  During the more recent nine-month period, net earnings, after adding back non-cash charges, contributed cash of $6.4 million from operating activities.  Non-cash charges consisted primarily of depreciation, amortization, changes in deferred taxes, and miscellaneous accruals.  Cash from operations in the more recent nine-month period was also provided by reductions in accounts receivable, increases in accounts payable, and increases in other accrued liabilities aggregating $1.7 million.  These contributions to cash were partially offset by a reduction in accrued payroll expenses of $1.0 million, reduction in advances from customers of $2.8 million, and an increase in other assets and liabilities totaling $0.6 million.

Working capital at June 30, 2004 was $23.6 million, an increase of $6.4 million since September 30, 2003, primarily due to reductions in current liabilities during the period plus increases in cash and cash equivalents.

Net cash resources used in investing activities was $0.7 million in the period ended June 30, 2004 and in the comparable period a year ago.  Current year expenditures for additions to property, plant and equipment were $0.9 million and were partially offset by proceeds of $0.2 million from the sale of a vacant lot in the Company’s Medford, Oregon location. Expenditures for the prior year period’s investing activities were for the acquisition of capital goods.  At June 30, 2004, the Company had no significant commitments for capital expenditures.

Net cash provided in financing activities during the nine-month period ended June 30, 2004 totaled $0.5 million, reflecting proceeds from issuance of common stock, as a result of stock option exercises and purchases under the Employee Stock Purchase Plan of $1.4 million.  These proceeds were offset by repayments of long-term debt plus redemption of preferred stock and warrants totaling $0.9 million.  This compares to net cash flows used in financing activities of $9.0 million for the same quarter in the prior year, consisting of repayments of short-term debt of $6.7 million, repayments of long term debt of $1.4 million, and redemption of preferred stock and warrants of $1.5 million.  These uses of cash in financing activities were partially offset by additions to long-term debt of $0.5 million in the corresponding quarter last year and proceeds from issuance of common stock as a result of stock option exercises and purchases under the Employee Stock Purchase Plan of $0.1 million.

The Company announced July 8, 2004 that it had entered into a joint venture with Peco Controls Corporation forming a new company called InspX, which required a cash contribution by the Company of $2.0 million.  The Company’s existing cash reserves were more than adequate to cover the contribution.

The Company’s domestic credit facility provides a credit accommodation totaling $12.6 million, consisting of a term loan of $2.6 million, and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories.  The term loan requires quarterly payments of principal of $0.2 million and matures on July 31, 2007.  The term loan and revolving credit facility bear interest at the Wall Street Journal prime rate, which was 4.25% at June 30, 2004.  The credit facility is secured by all of the United States personal property, including patents and other intangibles, of the Company and its subsidiaries, and contains covenants which require the maintenance of a defined debt service ratio, a defined debt ratio, minimum working capital and current ratio, and minimum profitability.  At June 30, 2004, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $8.3 million under the revolving credit facility.  At June 30, 2004, borrowings under the term loan were $2.6 million.  There were no borrowings under the revolving credit facility.  The revolving credit facility matured on July 31, 2004, and pending a review of financing alternatives, the Company and the bank have agreed to an extension of the maturity date for 120 days.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.7 million and includes a term loan of $0.7 million, an operating line of the lesser of $1.8 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million.  Unused portions of the operating line may be used to provide an increase in the guarantee facility.  Bank guarantees arise when the European subsidiary collects down payments prior to order fulfillment, which then are canceled upon shipment and transfer of title.  The term loan facility requires quarterly payments of principal and matures in August 2012.  It is secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility is secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate plus 1.75%, which at June 30, 2004 totaled 4.75%.  At June 30, 2004, the Company had borrowings under this facility of $0.7 million in term loans.  Additionally, the Company had secured bank guarantees of $1.5 million under the agreement.

Outstanding Series B Convertible Preferred stock totaled 134,019 shares as of June 30, 2004, and outstanding warrants totaled 31,671.  Preferred stock and warrants are redeemable upon demand and will require $1.7 million from cash flow when presented.  Presentments for preferred stock and warrants redemption have slowed considerably, and therefore the Company expects to fund future redemptions from operating cash flows.

The Company’s continuing contractual obligations and commercial commitments existing on June 30, 2004 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Long-term debt *	$3,340	$950	$1,855	$322	$213
Capital lease obligations	439	252	187	—	—
Operating leases	11,359	1,453	2,952	2,227	4,727
Warrant redemption obligations	317	317	—	—	—
Series B redemption obligations	1,340	1,340	—	—	—
Total contractual cash obligations	$16,795	$4,312	$4,994	$2,549	$4,940

*                 Includes the revolving credit line, term loan and mortgage payments on the Company’s owned facility in Europe.

The Company anticipates that the future cash flows from operations along with currently available operating credit lines will be sufficient to fund the current year’s cash needs.  At June 30, 2004, the Company had standby letters of credit totaling $2.1 million, which includes secured letters of credit under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.  The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with “special purpose entities.”

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

The terms of sales to European customers are typically denominated in either Euros, U.S. dollars, or to a far lesser extent, the respective currencies of its European customers.  The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars.  For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into a currency hedging transaction to minimize such risk.  At June 30, 2004, the Company was not a party to any currency hedging transactions.  As of June 30, 2004, management estimates that a 10% change in foreign exchange rates would affect net earnings before income taxes by approximately $178,000 on an annual basis as a result of converted cash, accounts receivable and sales or other contracts denominated in foreign currencies.

During the nine-month period ended June 30, 2004, the Euro gained a net of 4% in value, ranging between a 3% and 7% gain for the period, against the U.S. dollar.  The effect of the weaker dollar on the operations and financial results of the Company were:

•                  Translation adjustments of $139,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars.

•                  Foreign exchange gains of $7,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European operations.

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

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate plus between 0 and 175 basis points.  At June 30, 2004, the Company had $2.6 million of borrowings that had variable interest rates.  During the quarter then ended, the interest rate on its various credit facilities ranged from 4.00% to 4.75%.  At June 30, 2004, the interest rate was 4.25% on its domestic credit facility and 4.75% on its European credit facility.  As of June 30, 2004, management estimated that a 100 basis point change in the interest rate would affect net income before taxes by approximately $26,000 on an annual basis.

ITEM 4.                                                     CONTROLS AND PROCEDURES

The Company’s President and Chief Executive Officer and the Chief Financial Officer have reviewed the disclosure controls and procedures relating to the Company at June 30, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that all material information about the financial and operational activities of the Company was made known to them.  There were no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.                  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about purchases made by or on behalf of the Company during the quarter ended June 30, 2004 of equity securities registered by the Company under Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Mandatorily Redeemable Series B Convertible Preferred Stock (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2004	100	$10	—
May 1 - 31, 2004	0	—	—
June 1 - 30, 2004	3,120	$10	—
Total	3,220			134,019

Warrants (2)

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2004	0	—	—
May 1-31, 2004	307	$10	—
June 1-30, 2004	7	$10	—
Total	314			31,671

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

ITEM 6.                                                     EXHIBITS AND REPORTS ON FORM 8-K.

(a)                                  Exhibits

10.1	First Amended and Restated Rights Agreement, dated as of April 1, 2001, between the Registrant and American Stock Transfer & Trust Company

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K

1.

Registrant’s Form 8-K dated April 22, 2004 and filed with the Securities and Exchange Commission on April 22, 2004 related to a press release regarding the Company’s financial results for its second fiscal quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: August 13, 2004	By	/s/ Kirk W. Morton
Kirk W. Morton,
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2004	By	/s/ Phyllis C. Best
Phyllis C. Best,
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit

10.1	First Amended and Restated Rights Agreement, dated as of April 1, 2001, between the Registrant and American Stock Transfer & Trust Company

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002