Form 10-K
period 2004-09-30
KEY TECHNOLOGY INC
filed 2004-12-17
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
_____________________________________________

FORM 10-K

 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.

Commission File No. 0-21820
____________________________________________

KEY TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

Oregon (State or jurisdiction of incorporation or organization)	93-0822509 (I.R.S. Employer Identification No.)

150 Avery Street Walla Walla, Washington (Address of Principal Executive Offices)	99362 (Zip Code)

Registrant’s telephone number, including area code: (509) 529-2161
_____________________________________________

Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
Series B Convertible Preferred Stock, par value $.01 per share
Warrants to purchase Common Stock, dated July 12, 2000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [☒]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☒ No ☐

The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2004 (based on the last sale price of such shares) was approximately $66,460,915.

There were 4,999,500 shares of the Registrant's common stock outstanding on December 3, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant's Proxy Statement dated on or about January 5, 2005 prepared in connection with the Annual Meeting of Shareholders to be held on February 2, 2005 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2004 FORM 10-K

PART I

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:
•	adverse economic conditions, particularly in the food processing industry, may adversely affect the Company's revenues;
•	competition and advances in technology may adversely affect sales and prices;
•	the Company's new products may not compete successfully in either existing or new markets;
•	the limited availability and possible cost fluctuations of materials used in the Company's products could adversely affect the Company's gross profits;
•	the Company's inability to protect its intellectual property may adversely affect the Company's competitive advantage;
•	intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company or its customers by third parties may adversely affect the Company’s results of operations and its customer relations; and
•	other factors discussed in Exhibit 99.1 hereto which is incorporated herein by reference.

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

The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality. These systems integrate electro-optical automated inspection and sorting systems with process systems which include specialized conveying and preparation systems. The Company provides parts and service for each of its product lines to customers throughout the world. Industries served include food processing, non-food and industrial applications.

Sales for the year ended September 30, 2004 were $80.6 million compared with $82.6 million for fiscal 2003. The Company reported net earnings for fiscal 2004 of $3.7 million, or $0.71 per diluted share, compared with net earnings of $5.8 million, or $1.15 per diluted share, for fiscal 2003. Export and international sales for the fiscal years ended September 30, 2004, 2003 and 2002 accounted for 44%, 50% and 42% of net sales in each such year, respectively.

Industry Background

Food Processing Industry

The Company's primary market is the food processing industry. Food processors must process large quantities of raw product through different stages, including sorting to remove defective pieces and inspection for product quality and safety. The frequency and severity of defects in the raw product is highly variable depending upon local factors affecting crops. Historically, defect removal and quality control in the food processing industry have been labor intensive and dependent upon and limited by the variability of the work force. The industry has sought to replace manual methods with automated systems that achieve higher yield, improve product quality and safety, and reduce costs.

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

The principal potato market served by the Company's systems is french fries. French fries comprise approximately 90% of the over eight billion pounds of frozen potato products processed annually in the United States. The expansion of American-style fast food chains in other countries is resulting in development of the frozen french fry market overseas. Current investment in new french fry processing facilities has declined relative to historical levels, largely in response to changing consumer preferences. The Company’s diversification strategies during this same period have resulted in less dependence on this industry although it continues to be a strategically important market.

The Company's products are used in the fruit and vegetable processing market where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable markets for the Company are green beans, corn, carrots, peas, onions, apples, pears, cranberries and peaches.

The global food processing industry has been in a consolidation period and market conditions suggest further consolidation in the future. The Company believes the resulting food processing companies are financially stronger, yet are faced with the need to improve profitability while satisfying external pressures to hold or reduce prices for their own products and provide safer products to the consuming public. Since the Company’s equipment results in higher product yields, improved product quality and safety, as well as reduced processing costs, the Company believes these surviving companies will have increased interest in the Company’s products to satisfy these needs, allowing for expanded sales into the food processing industry in future years. Due to the seasonal nature of the food processing industry, the Company does experience some seasonality of orders and shipments. Orders and shipments to this industry in the Company’s first fiscal quarter of the year tend to be lower than during the Company’s other fiscal quarters. During fiscal 2004, the Company experienced project deferrals in the food processing industry with investment declines in the North American processed vegetable sector. In addition, an anticipated increase in spending in the worldwide snack food industry, particularly with replacement programs for older Key optical systems, did not materialize.

Non-food Industries - Tobacco, Pharmaceuticals & Plastics

Processors in non-food industries also implement systems solutions to reduce costs, increase yields, and produce higher quality products that are safe for consumers.

The largest non-food processing market for the Company is the tobacco processing market. With the acquisition of AMVC and its subsidiary SRC Vision in 2000, which had an installed base of over 100 automated inspection systems in the tobacco industry, the Company significantly increased its potential opportunities in this market and may be able to introduce additional products to tobacco customers. The Company’s products provide tobacco companies sorting capability to remove impurities and foreign matter from a stream of stripped tobacco. Although the Company also experienced project deferrals in the Asian tobacco sector during fiscal 2004, the Company expects that the tobacco market may provide opportunities for expanded sales of process systems to complement new and existing installations of automated inspection systems.

At present, the pharmaceutical, plastics and other non-food industries represent a relatively small share of the Company’s sales and installed base. However, to further its growth strategy, the Company is actively pursuing expansion into new markets, such as chemical, plastics, and recycled paper. The Company believes market potential exists in the growing recycling industry where input process streams include a wide variety of mixed recyclable base materials. The Company believes the most promising applications are the recycling of plastics and paper, which form a large portion of the recycling market. The Company also believes that many additional applications for its products exist in both food and non-food markets, particularly in the area of automated process control.

Products

The following table sets forth sales by product category for the periods indicated:

	Fiscal Year Ended September 30,
	2004		2003		2002
	(in thousands)
Automated inspection systems	$28,675	36%	$30,230	37%	$24,965	35%
Process systems	27,713	34%	31,759	38%	25,767	37%
Parts and service/contracts	24,222	30%	20,633	25%	19,502	28%
Net sales	$80,610	100%	$82,622	100%	$70,234	100%

Service and maintenance contracts are less than 10% of total net sales and therefore are summarized with parts.

The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:
	Fiscal Year Ended September 30,
	2004	2003	2002
Automated inspection systems	42%	42%	39%
Process systems	22%	28%	28%
Parts and service/contracts	36%	30%	33%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and eliminate defects, most often during processing of raw and semi-finished products. The Company’s product families within this group include the following: ADR® automatic defect removal systems used in the French fry industry; Tobacco Sorter 3™ tobacco sorting systems used in tobacco threshing and primary processing; and the Tegra® and Optyx® sorter families which are used in a wide variety of applications in many industries and markets. In fiscal 2004, the Company introduced G-6, a new vision engine, which will be used in its optical sorting systems, including the Tegra, Optyx, and tobacco sorter product lines.

Nearly all systems in this group use proprietary linear array, charged coupled device ("CCD") monochromatic, color or multi-spectral cameras. Each of the cameras scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 4,000 times per second and can identify defects as small as 1/16 of an inch (1.5 mm) in diameter. Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product. Systems with color cameras are required when a variety of defect and product colors occur simultaneously or when the difference in shading between the defective and the good product is more subtle. In 1998, the Company developed multi-spectral systems which utilize either infrared or ultraviolet technologies, individually or in combination with visible light, to identify defects that may not be detectable by using solely visible light spectra.

Tegra System. Tegra has been the leading seller of the Company’s automated inspection system product families for many years. Tegra incorporates object-specific sorting technology that recognizes not only color and size, but also shape. This capability provides a solution to previously difficult sorting problems, such as differentiation between green beans and green bean stems. Tegra cameras are capable of high fidelity color-image processing to scan product at a rate of over 4,000 times per second, offering a sensitivity to color subtleties beyond human vision. Tegra also incorporates KeyWare® software that substantially reduces operational complexity. KeyWare consists of application packages, each specifically designed for a single product category that, together with the system’s computer hardware capability and networking software, support all standard factory control and automation interfaces. These features allow Tegra to establish data connectivity and communication with a processing plant's computer network system. Certain present and potential applications for Tegra systems include potato products, green beans, dried beans, corn, carrots, peas, spinach and other leafy vegetables, pears, nuts, grains, coffee, recycled commodities such as paper and plastic, and tobacco.

Tobacco Sorter 3. The tobacco industry has special requirements in the handling and sorting of its tobacco products, which vary in size and moisture content and other properties depending upon the type of product being produced and the point of handling and inspection. Key’s Tobacco Sorter 3 (TS3), introduced worldwide in 2001, utilizes the machine vision engine of the Prism® System in a specially constructed frame, enclosure, and material handling arrangement to meet the specific product inspection requirements of this industry. TS3 has now been installed in North America, Latin America, Europe and Asia. Customers have benefited from TS3’s improved color resolution, significantly enhanced data communications capability, and reduced maintenance requirements.

Optyx System. During fiscal 2001 and 2002, the Company developed and introduced its new automated inspection systems making up the Optyx line of sorters. The Optyx 3000 series sorter has the power and sorting capabilities of a larger sorter in an economical and compact machine. The lower cost Optyx 3000 series is ideal for smaller processors and lower volume processing lines which were previously unable to justify the expense of a larger sorter. The larger Optyx 6000 series sorter replaces the former Prism 2. Optyx series sorters employ a novel broad-band illumination system and are designed to require minimal maintenance. The Optyx line of sorters has gained strong acceptance in segments of the fruit, vegetable, processed potato and snack food markets. Additionally, Optyx has been placed in applications inspecting plastics, tobacco, and paper.

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

ScanTrac. Through a joint venture with Peco Controls Corporation created in fiscal 2004, InspX LLC, the Company added an established product and new technical expertise in x-ray technology to its product line. ScanTrac is a compact, high performance x-ray system used to inspect packaged products for foreign material contamination or packaging imperfections.

Process Systems

Conveying and other custom designed processing systems are utilized throughout the food industry, as well as other industries, to move large quantities of product within a processing plant. The Company's process systems include the Iso-Flo, Horizon™, Marathon™, and Impulse™ vibratory conveyor systems. The Company’s product line is made up of mechanical sizing, sorting, separating and grading equipment. In addition, the process systems group includes other custom designed conveying and raw food sizing, grading and preparation equipment.

Iso-Flo Vibratory Conveying Systems. The Company's principal specialized conveying system is its Iso-Flo vibratory conveyor system. The Iso-Flo conveyor is a type of pan conveyor. Pan conveyors are common throughout industries that process product streams of discrete pieces, especially the food processing industry. Pan conveyors move product pieces by vibrating the pan at high frequency along a diagonal axis, upward and forward. This action propels the product ahead in small increments and distributes it evenly for close control of movement and presentation.

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

Preparation system revenues may also include a variety of third-party supplied equipment and installation services which are sold as components of larger processing lines, for which the Company has assumed turn-key sales responsibility. In addition, the process systems group includes other custom designed conveying and raw food sizing, grading, and preparation equipment.

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

The Company believes that there is an opportunity for the sale of upgrade product offerings to its customers so that newer technology with advanced features, greater reliability, and performance enhancements can benefit owners of Key systems. The Company has developed specific upgrade products at the request of certain of its largest customers who own large numbers of the Company’s systems - particularly for its automated inspection systems. Additionally, the Company believes that its introduction of the G6 vision engine creates upgrade opportunities for many customers in its installed base of sorting systems.

Engineering, Research and Development

At September 30, 2004, the Company's research and development department had 46 employees who conduct new product research and development and sustaining engineering for released products. The Company’s technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

The Company’s project engineering department had 38 employees engaged in project engineering for custom systems. The project engineering teams are responsible for engineering and designing the details of each custom order. A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

In fiscal 2004, the Company's research and development expenses, together with engineering expenses not applied to the manufacturing costs of products, were approximately $5.8 million, compared to $4.9 million and $4.5 million in 2003 and 2002, respectively.

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

The Company manufactures certain of its products to Underwriters Laboratories and United States Department of Agriculture standards. Certain of the Company’s products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards. The Company was recertified to the ISO 9001:2000 standard in 2002.

Certain components and subassemblies included in the Company's products are obtained from single-source or sole-source suppliers. The Company attempts to ensure that adequate supplies are available to maintain manufacturing schedules. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of certain sources of supply could have an adverse effect on the Company's results of operations and relations with customers. During fiscal 2004, the Company experienced higher component costs and reduced margins on certain product lines due to the worldwide shortage of stainless steel.

Environmental

The Company has not received notice of any material violations of environmental laws or regulations in on-going operations at any of its manufacturing locations.

Sales and Marketing

The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington; Medford, Oregon; Redmond, Oregon; and Santiago de Querétaro, Mexico. The Company’s subsidiary, Key Technology B.V., provides sales and service to European customers. The Company’s subsidiary, Key Technology Australia Pty. Ltd., provides sales and service to customers primarily in Australia and New Zealand. The Company supplies products from both product groups - automated inspection systems and process systems - to customers in its primary markets through common sales and distribution channels. In addition, the Company supplies parts and service through its worldwide service organization.

Most exports of products manufactured in the United States for shipment into international markets other than Europe and Australia have been denominated in U.S. dollars. Sales into Europe of systems, spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies, most commonly Euros. Sales into Australia are typically denominated in its local currency. In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company's products in international markets; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. Additional information regarding export and international sales is set forth in Note 16 to the Company’s Consolidated Financial Statements for the year ended September 30, 2004.

During fiscal 2004, 2003 and 2002, sales to McCain Foods represented approximately 13%, 7% and 16% of total net sales, respectively. While the Company believes that its relationship with McCain is satisfactory, the loss of this customer could have a material adverse effect on the Company’s revenues and results of operations

Backlog

The Company's backlog as of September 30, 2004 and September 30, 2003 was approximately $12.8 million and $20.1 million, respectively. Gross shipments exceeded orders for Company products by $7.3 million in fiscal 2004. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders.

Competition

The markets for automated inspection systems and process systems are highly competitive. Important competitive factors include price, performance, reliability, and customer support and service. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices. Certain of the Company's competitors may have substantially greater financial, technical, marketing and other resources. The Company's principal competitors are believed to be FMC Technologies, Inc., Heat & Control Pty Ltd, Sortex Ltd. and Kiremko B.V. During fiscal 2004, the Company encountered additional small competitors entering its markets, including the introduction of potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies. As the Company enters new markets, it expects to encounter new additional competitors.

Patents and Trademarks

The Company currently holds fifty-five United States patents issued from 1988 through 2004, fifteen other national patents issued by other countries, and one issued regional patent. The first of these patents expires in calendar 2005 and that expiration will not have a significant effect to the Company. As of December 3, 2004, twenty-one other national patent applications have been filed and are pending in the United States and other countries and three international applications have been filed that are awaiting the national phase. The Company has thirty-one registered trademarks and four pending applications for trademarks.

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

Employees

At September 30, 2004, the Company had 470 full-time employees, including 221 in manufacturing, 84 in engineering, research and development, 111 in marketing, sales and service, and 54 in general administration and finance. A total of 106 employees are located outside the United States. The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products. Of the total employees at September 30, 2004, 4 were contract employees. None of the Company's employees in the United States are represented by a labor union. The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union. The Company has never experienced a work stoppage, slowdown or strike.

Available Information

The Company’s filings with the Securities and Exchange Commission (“SEC”) are made available free of charge through the Investor Relations section of the Company’s website at www.key.net as soon as reasonably practicable after the Company electronically files such material with the SEC. The information on or that can be accessed through the Company’s website is not a part of this Annual Report on Form 10-K.

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

The Company also has leased office space in Dingley, Australia and Santiago de Querétaro, Mexico.

ITEM 3.	LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 3, 2004, the Company was not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Shares of the Company's common stock are quoted on the Nasdaq National Market System under the symbol “KTEC”. The following table shows the high and low bid prices per share of the Company's common stock by quarter for the two most recent fiscal years ended September 30, 2004:

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low

First Quarter	$17.250	$11.050	$6.000	$4.900
Second Quarter	19.260	14.000	6.000	5.160
Third Quarter	16.240	11.050	12.300	5.700
Fourth Quarter	13.690	10.480	13.500	9.770

The source of these quotations for the Company’s common stock was the Nasdaq OnlineSM Internet site.

The Company had approximately 1,827 beneficial owners of its common stock, of which 160 are of record, as of December 3, 2004.

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

Series B Convertible Preferred Stock

Shares of the Company's Series B convertible preferred stock were issued in the acquisition of AMVC on July 12, 2000. The Series B convertible preferred stock was traded on the Nasdaq SmallCap Market under the symbol “KTECP” until December 2, 2002. At that date, the Company voluntarily delisted the Series B preferred because a majority of the shares had been redeemed for cash. The Series B preferred shares are now traded on the over-the-counter market known as the "pink sheets" under the symbol "KTECP.PK."

The Company had approximately 676 beneficial owners of its Series B convertible preferred stock, of which 58 are of record, as of December 3, 2004.

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

Warrants

Warrants were issued in the merger with AMVC on July 12, 2000. The warrants were traded on the Nasdaq SmallCap Market under the symbol "KTECW" until December 2, 2002. At that date, the Company voluntarily delisted the warrants because a majority of the warrants had been redeemed for cash. The warrants are now traded on the over-the-counter market known as the "pink sheets" under the symbol "KTECW.PK."

Each whole warrant:
•     entitles the holder to purchase a share of Key Technology common stock for $15.00; or
•    is redeemable at the election of the holder for $10.00 in cash.

The warrants do not accrue any dividends or interest until exercised and then only to the extent inuring to the benefit of the common shares for which they are exercised. All rights under the warrant expire on July 11, 2005.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of the Company during the quarter ended September 30, 2004 of equity securities registered by the Company under Section 12 of the Exchange Act.

Mandatorily Redeemable Series B Convertible Preferred Stock (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2004	100	$10	-
August 1 - 31, 2004	4,280	$10	-
September 1 - 30, 2004	1,760	$10	-
Total	6,140			127,879

Warrants (2)

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	12	$10	-
August 1-31, 2004	2	$10	-
September 1-30, 2004	21	$10	-
Total	35			31,636

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

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2004 has been derived from the audited consolidated financial statements of the Company. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.

	Fiscal Year Ended September 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$80,610	$82,622	$70,234	$72,954	$67,412
Cost of sales	46,887	48,626	42,352	47,186	42,412
Gross profit	33,723	33,996	27,882	25,768	25,000
Operating expenses	28,295	25,221	23,486	28,190	25,302
Gain (loss) on sale of assets	5	4	883	76	(20)
Income (loss) from operations	5,433	8,779	5,279	(2,346)	(322)
Other income (expense)	(132)	(327)	(1,733)	(1,340)	200
Earnings (loss) from continuing operations before income taxes	5,301	8,452	3,546	(3,686)	(122)
Income tax (benefit) expense	1,617	2,693	1,238	(1,343)	(168)
Net earnings (loss) from continuing operations	3,684	5,759	2,308	(2,343)	46
Earnings (loss) on discontinued operation (net of tax)	--	--	39	(2,581)	(379)
Change in accounting principle (net of tax)	--	--	(4,302)	--	--
Net earnings (loss)	3,684	5,759	(1,955)	(4,924)	(333)
Assumed dividends on mandatorily redeemable preferred stock	(69)	(132)	--	--	--
Accretion of mandatorily redeemable preferred stock	--	--	(582)	(939)	(235)
Net earnings (loss) available to common shareholders	$3,615	$5,627	$(2,537)	$(5,863)	$(568)
Net earnings (loss) from continuing operations per share - basic	$0.74	$1.18	$0.36	$(0.69)	$(0.04)
- diluted	$0.71	$1.15	$0.36	$(0.69)	$(0.04)
Net earnings (loss) from discontinued operation per share - basic and diluted	$--	$--	$0.01	$(0.55)	$(0.08)
Change in accounting principle per share - basic and diluted	$--	$--	$(0.90)	$--	$--
Earnings (loss) per share - basic	$0.74	$1.18	$(0.53)	$(1.24)	$(0.12)
- diluted	$0.71	$1.15	$(0.53)	$(1.24)	$(0.12)
Cash dividends per share	$--	$--	$--	$--	$--
Shares used in per share calculation - basic	4,909	4,774	4,759	4,740	4,723
- diluted	5,222	4,989	4,759	4,740	4,723

	September 30,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$8,817	$6,442	$1,707	$738	$6,535
Working capital	20,991	17,226	7,673	10,722	25,202
Property, plant and equipment, net.	5,046	5,503	6,407	11,436	13,784
Total assets	52,514	51,215	49,820	74,841	85,417
Current portion of long-term debt	1,210	1,066	1,668	11,739	3,447
Long-term debt, less current portion	2,323	3,249	3,747	6,581	19,483
Mandatorily redeemable preferred stock and warrants, including current portion	1,595	1,882	3,467	13,531	17,105
Shareholders' equity	36,044	30,219	23,602	25,711	31,465

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Sales for the year ended September 30, 2004 were $80.6 million compared with $82.6 million for fiscal 2003. The Company reported net earnings for fiscal 2004 of $3.7 million, or $0.71 per diluted share, compared with net earnings of $5.8 million, or $1.15 per diluted share, for fiscal 2003. Export and international sales for the fiscal years ended September 30, 2004, 2003 and 2002 accounted for 44%, 50% and 42% of net sales in each such year, respectively

At the beginning of fiscal 2004, the Company articulated four strategic directions for growth:

·	Diversification of markets, geographies, and applications
·	Protect and leverage the installed base
·	Excellent execution
·	Invest in a process control future

Results for fiscal 2004 reflect a measurable amount of progress in all four strategic directions. The Company has conducted extensive market surveys in South America and has established a sales office in Mexico to better serve that market. Plans are moving toward establishing a sales office in China, and we are encouraged with increasing levels of quoting and sales activity in the food industry in Asia. The formation of the InspX joint venture in July 2004 brought the introduction of x-ray technology to our inspection product line, and we introduced the G-6 vision engine and a new family of conveying products in fiscal 2004.

Results in the aftermarket parts and service business for fiscal 2004 show that the Company has been successful in leveraging the installed base. One of the Company’s strategic objectives is to develop upgrades for selected categories of optical machines, and that development work is well under way.

The Company has made investments in process and quality control development over the past fiscal year. This is evidenced in the development of the G-6 vision engine which provides an advanced image processing capability and optimizes sorting performance for defect removal and recovery rates. New software has been developed for the pharmaceutical industry that allows our customers to comply with U.S. Food and Drug Administration’s requirements. We have also strengthened our development team by adding a controls engineer in fiscal 2004 and created a process control team that will continue to focus on this strategic direction for our company.

Looking ahead to fiscal 2005, we will continue to invest in new products and markets, and to grow the aftermarket parts and service business. That strategy will require us to make both internal and external investments, such as we did in fiscal 2004 with the InspX joint venture. The foundation laid in fiscal 2004 will enable the Company to continue its growth strategy in fiscal 2005 and beyond.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At September 30, 2004, the Company had deferred $0.7 million of revenue compared to $1.1 million deferred at September 30, 2003.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of September 30, 2004, the balance sheet included allowances for doubtful accounts of $574,000. Actual charges to the allowance for doubtful accounts for fiscal 2004 and 2003 were $159,000 and $23,000, respectively. Accruals for bad debt expense (increases in the allowance) for fiscal 2004 and 2003 were $172,000 and $162,000, respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings. Deterioration in receivables could also adversely affect the borrowing base available under the Company’s credit facilities.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At September 30, 2004, cumulative inventory adjustments to lower of cost or market totaled $3.0 million compared to $2.5 million as of September 30, 2003. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins, and could adversely affect the borrowing base available under the Company’s credit facilities.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets, is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of September 30, 2004, the Company held $16.9 million of property, plant and equipment, investments in joint ventures, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period, and may affect the Company’s ability to meet the tangible net worth covenant of its credit facilities.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components, and therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of September 30, 2004, the balance sheet included warranty reserves of $889,000, while $1.7 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $837,000 as of September 30, 2003 and warranty charges of $1.7 million for the fiscal year then ended. If the Company’s actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would decrease, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at September 30, 2004 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient net income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2004, 2003, and 2002, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. During the fiscal year ended September 30, 2004, income tax expense was reduced by approximately $200,000 due to revisions in estimated permanent tax differences versus actual results in prior year’s federal and state tax returns. During the fiscal year ended September 30, 2003, income tax expense was reduced by approximately $150,000 due primarily to changes in tax laws which re-characterized previously non-deductible items. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In October 2004, the Tax Creation Act of 2004 was enacted. The Company believes this legislation will not impact its ability to utilize its deferred tax assets. In addition, this legislation phases out the Extra Territorial Income Exclusion (“ETI”) beginning January 1, 2005 through December 31, 2006. The ETI exclusion reduced the Company’s effective tax rate by 2.8% in the most current fiscal year. The legislation also provides for a new deduction for manufacturing income, which phases in beginning in the Company’s 2006 fiscal year through 2010. Although regulations have not been written for the new manufacturing income deduction, the Company anticipates that this deduction will largely, if not completely, offset the loss of the ETI exclusion. However, the effects in individual fiscal years during the phase-in periods may vary and increase the Company’s effective tax rate during these periods. The Company does not believe that other provisions of the new legislation will have a material effect on the Company’s taxes.

Results of Operations

Fiscal 2004 compared to Fiscal 2003

Net sales decreased 2% to $80.6 million in fiscal 2004, down $2.0 million from $82.6 million in fiscal 2003. Sales declined 5% in the Company’s automated inspection systems product line, primarily in the tobacco sorter product line. Contributors to the decline were local competition in China and a strategy change by one of our customers to push product inspection down to its local suppliers. Partially offsetting the decline in tobacco sorters was increased sales in the combined Optyx/Prism lines. Net sales in the Company’s process systems product line declined 13% in fiscal 2004 with reductions appearing in its vibratory lines both in the US and in Europe. Sales of parts and service grew 17% on a year-over-year basis due to increased demand for upgrades and a growth in parts sales. Service sales also showed an improvement year-over-year of 11%.

Gross profit decreased $0.3 million to $33.7 million in fiscal 2004 from $34.0 million in 2003. Gross profit as a percent of sales, however, improved from 41% in 2003 to 42% in 2004. The dollar decrease is attributable to the volume drop in process systems which also had a slight decrease in gross profit as a percent of sales. The Company’s automated inspection systems, while reflecting an overall volume drop from fiscal 2003, delivered improved gross profit margin percentages, particularly in the Tegra and Optyx product lines. Tobacco sorters, though lower in sales volume, also delivered good gross profit margins. Partially offsetting the volume drop in process systems and automated inspection systems, aftermarket parts and service sales showed volume improvement with resulting gross profit contribution. Also affecting gross profit for fiscal 2004 was a price increase in stainless steel, which is used in many of the Company’s product lines. Although protected somewhat by supply contracts, the higher stainless steel prices resulted in higher component costs and reduced margins on certain product lines by approximately $0.2 million.

Operating expenses increased $3.1 million to $28.3 million in fiscal 2004 from $25.2 million in fiscal 2003, and represented 35% and 31% of net sales in each year, respectively. The principal components of operating expenses are sales and marketing expense, research and development expense and general and administrative expense.

As part of a strategy to grow revenues and expand into new market segments, the Company has increased its investment in marketing and product management, spending $13.5 million in fiscal 2004 compared to $11.7 in fiscal 2003. Commission expense also increased $0.7 million year-over-year as a result of a higher volume of equipment sold through independent sales representatives as opposed to the Company’s direct sales force.

Research and development spending for the year increased by $0.9 million to $5.8 million in fiscal 2004 from $4.9 million in fiscal 2003. The Company continues to invest in research and development, introducing several new products during the fiscal year. New products introduced during the year were the KPI (Key Package Inspector) for the tobacco industry, the ADR4c for the french fry industry, a multi-split product handling system for the fruit industry, a new mechanical size grading approach in vegetable processing, and the G6 vision engine that has much greater computer processing capacity and speed than prior generation engines.

General and Administrative expenses for fiscal 2004 were negatively affected by $0.4 million invested in implementation of Section 404 of the Sarbanes-Oxley Act. Although the work is largely completed for the implementation phase, the Company expects to incur continued expenses as it enters into the maintenance phase of the program. Also affecting the year was a reduction to the Company’s work force that occurred in late September resulting in a charge of approximately $247,000.

Other income and expense includes interest income and expense, income or expense from the Company’s InspX joint venture, royalty income and other income or expense from miscellaneous sources. Total other income and expense reflected $0.1 million expense in fiscal 2004 compared to $0.3 million expense in fiscal 2003. Interest income increased to $114,000 in fiscal 2004 compared to $59,000 in the prior year due to the Company’s short term investment of excess cash throughout the year. Interest expense for the period dropped by $195,000 reflecting lower interest bearing debt levels and an interest rate reduction.

In July 2004, the Company entered into an agreement with Peco Controls Corporation to form InspX LLC, a 50/50 joint venture. The financial results of the joint venture resulted in a $170,000 charge to other expense for fiscal 2004 including $59,000 of purchase accounting adjustment for amortization of patents and inventory.

The Company’s effective income tax rate was 30.5% in fiscal 2004, compared to 31.9% in fiscal 2003. The effective tax rate varies from the statutory rate of 34% due to permanent differences arising from extra-territorial income exclusions, research and development tax credits, and other permanent differences, plus the inclusion of the effective state income tax rate. During the fiscal year ended September 30, 2004, income tax expense was reduced by approximately $200,000 due to revisions in estimated permanent tax differences versus actual results in prior year’s federal and state tax returns.

Net earnings from continuing operations for fiscal 2004 was $3.7 million, or $0.71 per diluted share, compared to $5.8 million, or $1.15 per diluted share, for fiscal 2003. The principal reasons for the reduced net earnings of fiscal 2004 compared to fiscal 2003 were lower business volume and increased operating expenses as described above.

Subsequent to the end of the fiscal year, in November 2004, the Company received a one-time settlement of $500,000 related to resolution of a dispute with a licensee over a breach of the licensing agreement.

Fiscal 2003 compared to Fiscal 2002

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

Gross profit increased $6.1 million to $34.0 million, or 41% of net sales, in fiscal 2003 from $27.9 million, or 40% of net sales, in 2002. The gross profit, as a percentage of net sales in fiscal 2003 as compared to fiscal 2002, improved due to the growth in higher margin parts sales, favorable manufacturing efficiencies due to volume, and cost reductions, primarily in warranty expenses. Warranty expenses in fiscal 2002 included non-recurring costs related to two large European projects and to the launch of the Optyx product line. Additionally, the Company’s Netherlands subsidiary showed significant improvements in manufacturing efficiencies and cost reductions.

Operating expenses increased $1.7 million to $25.2 million in fiscal 2003 from $23.5 million in fiscal 2002, and represented 31% and 33% of net sales in each year, respectively. While operating expense dollars rose, operating expenses as a percent of net sales dropped by 2% reflecting the Company’s continued emphasis on cost controls.

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

Research and development expenses increased by $0.4 million to $4.9 million in fiscal 2003 from $4.5 million in fiscal 2002, and represented 6% of net sales in each year, respectively. Given the maturity of the Company’s product lines, most of the fiscal 2003 research and development expenses were directed to new inspection technologies to optimize process control and other strategic initiatives.

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

Liquidity and Capital Resources

Fiscal 2004

During fiscal 2004, net cash provided by operating activities totaled $5.1 million. Cash flow from operating activities was derived from net earnings before non-cash expenses, such as depreciation and amortization, of $7.8 million. These cash flows were offset by increases in non-cash working capital of $2.7 million. These increases were primarily due to a reduction of $2.3 million in customer deposits caused by a reduced customer order backlog at September 30, 2004 versus September 30, 2003. Working capital also increased as a result of a reduction of $0.8 million in accrued payroll liabilities primarily from the payment of profit sharing and other employee incentive plans which were accrued as of the end of fiscal 2003 and paid in fiscal 2004. These increases in working capital were partially offset by reductions of inventory of $0.6 million due primarily to inventory management activity that reflected the reduced backlog at September 30, 2004 compared to the prior year end.

Cash flow from operating activities in fiscal 2004 was $9.4 million lower than in fiscal 2003. The reduction in cash flow from operations was largely the result of a $3.2 million reduction in earnings from continuing operations before tax combined with a $1.0 million increase in cash paid for taxes, as the Company was able to utilize fewer NOL carryforwards in fiscal 2004. While non-cash working capital changes provided $3.0 million of cash in fiscal 2003, non-cash working capital changes required cash of $2.7 million in fiscal 2004, a $5.7 million net change. This change was largely driven by changes in customer deposits, which totaled $2.5 million at September 30, 2004 compared to $4.8 million at September 30, 2003 and changes in accrued payroll, as discussed above. These changes in working capital were offset by the timing of collections, as accounts receivable decreased only $0.1 million while sales in the fourth quarter of fiscal 2004 decreased $2.4 million.

Net cash resources used in investing activities totaled $3.1 million in fiscal 2004. In July 2004, the Company invested $2.1 million in the InspX joint venture. The Company’s acquisition of capital equipment was $1.2 million with offsetting cash from the sale of capital equipment of $0.2 million. At September 30, 2004, the Company had no material commitments for capital expenditures.

Cash flows provided by financing activities in fiscal 2004 netted to $0.3 million and reflect payments for long-term debt reduction of $1.1 million and the redemption of preferred stock and warrants of $0.2 million. Proceeds from the issuance of common stock under the Company’s employee stock option and stock purchase plans during fiscal 2004 were $1.5 million.

The Company’s domestic credit facility provides a credit accommodation totaling $12.4 million in the United States consisting of a term loan of $2.4 million and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. The revolving credit facility matures in April 2005. The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007. The term loan and revolving credit facility bear interest at the Wall Street Journal prime rate, which was 4.75% at September 30, 2004. The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants that require the maintenance of a defined debt service ratio, a defined debt ratio, minimum working capital and current ratio, and minimum profitability. The credit facility also restricts the payment of dividends. At September 30, 2004, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $7.6 million under the revolving credit facility. At September 30, 2004, borrowings under the term loan were $2.4 million and there were no borrowings outstanding under the revolving credit facility. At September 30, 2003, borrowings under the term loan were $3.2 million. There were no borrowings outstanding under the revolving credit facility.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.8 million and includes term loans of $715,000, an operating line of the lesser of $1.9 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million. The term loans require quarterly principal payments of $38,000 and mature in October 2006 and August 2012. The term loans are secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%, which at September 30, 2004 was 4.75%. Interest rates on the term loans are subject to annual renegotiation. At September 30, 2004, the Company had borrowings under this facility of approximately $715,000 in term loans, and had received bank guarantees of $368,000 under this agreement.

Prior Years - Fiscal 2003 and 2002

Cash provided by operating activities in fiscal 2003 totaled $14.5 million compared to $11.2 million in fiscal 2002. Cash provided by operating activities in fiscal 2003 was favorably affected by non-cash expenses reflected in the Consolidated Statement of Operations such as depreciation and amortization of $3.7 million, and non-cash tax expense of $2.1 million due to application of deferred income tax benefits and carryovers from previous years. In addition, cash provided by operating activities was positively affected by a decrease in inventories of $0.8 million, changes in assets and other liabilities netting $2.3 million, and an increase in customer deposits of $1.3 million. These cash inflows were partially offset by an increase in accounts receivable of $1.6 million. Cash generated from these sources provided funds to reduce the interest-bearing debt, and to redeem preferred stock and warrants in fiscal 2003.

Cash provided by operating activities in fiscal 2002 totaled $11.2 million and was favorably affected by non-cash expenses reflected in the Consolidated Statement of Operations such as depreciation and amortization of $3.8 million, the non-cash charge for the change of accounting principle of $4.3 million and non-cash tax expense of $1.5 million due to application of deferred income taxes resulting from the application of net operating loss and tax benefit carryovers from previous years, much of which was acquired with the AMVC acquisition. In addition, cash provided by operating activities was affected by a decrease in accounts receivable of $6.0 million, a decrease in inventory of $0.8 million, income tax refunds or other reductions to income tax receivables of $0.8 million, increases in payroll, commissions and other liabilities netting $0.1 million and an increase in customer deposits of $1.1 million. These cash inflows were partially offset by a decrease in accounts payable of $4.1 million, an increase in prepaid expenses and other current assets of $0.7 million, and a decrease in income taxes payable of $0.3 million.

Net cash resources used in investing activities totaled $0.8 million in fiscal 2003 and represented the Company’s acquisition of capital equipment. This compares to $7.4 million of cash provided in fiscal 2002, coming principally from the sale of the Company’s Ventek subsidiary and its Medford manufacturing facility. Capital equipment acquisitions in fiscal 2002 were $532,000.

Cash flows used in financing activities in fiscal 2003 netted to $9.4 million compared to $17.6 in fiscal 2002. Financing activities in fiscal 2003 reflect proceeds from the issuance of long-term debt of $0.5 million, payments for the reduction of short-term borrowings of $6.7 million, long-term debt reduction of $1.7 million, and the redemption of preferred stock and warrants of $1.6 million. Proceeds from the issuance of common stock under the Company’s employee stock option and stock purchase plans during fiscal 2003 were $0.1 million. Financing activities were affected in fiscal 2002 by the refinance of the Company’s credit facilities, which resulted in $15.6 million in new debt, payments on or retirements of long-term debt totaling $24.0 million, redemption of $8.7 million of preferred stock and warrants and payment of a $516,000 prepayment penalty on the early extinguishment of debt upon the sale of the Company’s Medford facility.

The Company's operating, investing and financing activities during fiscal 2003 resulted in an increase of cash and cash equivalents totaling $4.7 million, compared to an increase totaling $1.0 million in fiscal 2002. The balance of cash and cash equivalents totaled $6.4 million at the end of fiscal 2003.

Contractual Obligations

Outstanding Series B convertible preferred stock totaled 127,879 shares as of September 30, 2004, and outstanding warrants totaled 31,636. Preferred stock and warrants are redeemable upon demand and will require $1.6 million from cash flow when presented. Presentments for preferred stock and warrant redemptions have slowed considerably, and therefore the Company expects to fund future redemptions from operating cash flows. These securities are required to be redeemed or converted to common shares by July 2005.

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2004 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt *	$3,115	$952	$1,837	$124	$202
Capital lease obligations	418	258	160	-	-
Operating leases	11,016	1,464	2,912	2,160	4,480
Warrant redemption obligations	316	316	-	-	-
Series B redemption obligations	1,279	1,279	-	-	-
Total contractual cash obligations	$16,144	$4,269	$4,909	$2,284	$4,682

*  Includes the revolving credit line, term loan and mortgage payments on the Company’s owned facility in Europe.

The Company anticipates that the future cash flows from operations along with currently available operating credit lines will be sufficient to fund the current year’s cash needs. At September 30, 2004, the Company had standby letters of credit totaling $943,000, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with “special purpose entities.”

Future Accounting Changes

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ending after December 31, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements. The Company has elected not to implement any transitional method of accounting for stock-based compensation. The Company will defer action until the FASB has issued its final definitive pronouncement on this issue, which is expected sometime in 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective October 1, 2005. The Company is currently assessing, but has not yet determined the effect of SFAS No. 151 on its financial position, results of operations, and cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At September 30, 2004, the Company was not a party to any currency hedging transaction. As of September 30, 2004, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $204,000 on an annual basis as a result of converted cash, accounts receivable and sales or other contracts denominated in foreign currencies.

During the Company’s fiscal 2004, the Euro gained a net of 6% in value, ranging between a 3% and 7% gain for the period, against the U.S. dollar. The effect of the weaker dollar on the operations and financial results of the Company were:

•	Translation adjustments of $216,000, net of income tax, were recognized as a component of comprehensive income in the Company’s Consolidated Statement of Shareholders’ Equity as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheet of Key Technology Australia Pty. Ltd.

•	Foreign exchange gains of $33,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European operations.

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

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate plus between 0 and 175 basis points. At September 30, 2004, the Company had $2.4 million of borrowings which had variable interest rates. During the year then ended, interest on its various credit facilities varied from 4.00% to 4.75%. At September 30, 2004, the rate was 4.75% on its domestic credit facility and 4.75% on its European credit facility. As of September 30, 2004, management estimates that a 100 basis point change in the interest rates would affect net income before taxes by approximately $24,000 on an annual basis.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.
Walla Walla, Washington

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. and subsidiaries as of September 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2004. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue No. 03-06, Participating Securities and the Two-Class Method under FASB Statement 128. As discussed in Notes 1 and 4 to the consolidated financial statements, effective October 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
December 16, 2004

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003
(In thousands)

	2004	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,817	$6,442
Trade accounts receivable, net	9,336	9,479
Inventories	13,633	13,968
Deferred income taxes	2,119	1,935
Prepaid expenses and other assets	1,097	1,062

Total current assets	35,002	32,886

PROPERTY, PLANT, AND EQUIPMENT, Net	5,046	5,503

DEFERRED INCOME TAXES	6	768

OTHER ASSETS	630	819

INVESTMENT IN JOINT VENTURE	1,914	-

INTANGIBLES, Net	7,392	8,715

GOODWILL, Net	2,524	2,524

TOTAL	$52,514	$51,215

See notes to consolidated financial statements.		(Continued	)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003
(In thousands, except shares)

	2004	2003
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,599	$1,587
Accrued payroll liabilities and commissions	3,781	4,547
Accrued customer support and warranty costs	1,283	1,058
Income tax payable	19	185
Other accrued liabilities	1,988	2,419
Customers’ deposits	2,536	4,798
Current portion of long-term debt	1,210	1,066
Current portion of mandatorily redeemable preferred stock	1,279	-
Current portion of warrants	316	-

Total current liabilities	14,011	15,660

LONG-TERM DEBT	2,323	3,249

DEFERRED INCOME TAXES	136	205

MANDATORILY REDEEMABLE PREFERRED STOCK	-	1,526

WARRANTS	-	356

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY:
Preferred stock—no par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock—no par value; 15,000,000 shares authorized; 4,982,500 and
4,785,961 issued and outstanding at September 30, 2004 and 2003, respectively	11,493	9,568
Retained earnings	24,413	20,729
Accumulated other comprehensive income (loss)	138	(78)

Total shareholders’ equity	36,044	30,219

TOTAL	$52,514	$51,215

See notes to consolidated financial statements.		(Concluded	)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2004
(In thousands, except per share data)

	2004	2003	2002
NET SALES	$80,610	$82,622	$70,234

COST OF SALES	46,887	48,626	42,352

Gross profit	33,723	33,996	27,882

OPERATING EXPENSES:
Selling	13,514	11,695	10,733
Research and development	5,756	4,874	4,467
General and administrative	7,702	7,329	6,963
Amortization of intangibles	1,323	1,323	1,323

Total operating expenses	28,295	25,221	23,486

GAIN ON SALE OF ASSETS	5	4	883

INCOME FROM OPERATIONS	5,433	8,779	5,279

OTHER INCOME (EXPENSE):
Royalty income	6	18	9
Interest income	114	59	109
Interest expense	(204)	(399)	(843)
Equity in earnings (loss) of joint venture	(170)	-	-
Other, net	122	(5)	(1,008)

Total other income (expense)—net	(132)	(327)	(1,733)

Earnings from continuing operations before income taxes	5,301	8,452	3,546

Income tax expense	1,617	2,693	1,238

Net earnings from continuing operations	3,684	5,759	2,308

Earnings from discontinued operation, net of tax of $22	-	-	39

See notes to consolidated financial statements.			(Continued )

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2004
(In thousands, except per share data)

	2004	2003	2002
Net earnings before change in accounting principle	$3,684	$5,759	$2,347

Change in accounting principle, net of tax of $71	-	-	(4,302)

NET EARNINGS (LOSS)	3,684	5,759	(1,955)

Assumed dividends on mandatorily redeemable preferred stock	(69)	(132)	-

Accretion of mandatorily redeemable preferred stock	-	-	(582)

Net earnings (loss) available to common shareholders	$3,615	$5,627	$(2,537)

Net earnings from continuing operations per share—basic	$0.74	$1.18	$0.36

Net earnings from continuing operations per share—diluted	$0.71	$1.15	$0.36

Net earnings from discontinued operation per share—basic and diluted	$-	$-	$0.01

Net earnings before change in accounting principle per common share—basic	$0.74	$1.18	$0.37

Net earnings before change in accounting principle per common share—diluted	$0.71	$1.15	$0.37

Net loss from change in accounting principle per common share—basic and diluted	$-	$-	$(0.90)

EARNINGS (LOSS) PER SHARE—Basic	$0.74	$1.18	$(0.53)

EARNINGS (LOSS) PER SHARE—Diluted	$0.71	$1.15	$(0.53)

SHARES USED IN PER SHARE CALCULATION—Basic	4,909	4,774	4,759

SHARES USED IN PER SHARE CALCULATION—Diluted	5,222	4,989	4,759

See notes to consolidated financial statements.			(Concluded )

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2004
(Dollars in thousands)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance at October 1, 2001	4,751,346	$9,407	$17,507	$(1,203)	$25,711

Components of comprehensive income (loss):
Net loss			(1,955)		(1,955)
Comprehensive income—foreign currency translation adjustment, net of tax of $195				379	379

Total comprehensive loss					(1,576)

Accretion of mandatorily redeemable preferred stock			(582)		(582)

Issuance of stock for Employee Stock Purchase Plan	15,860	49			49

Balance at September 30, 2002	4,767,206	9,456	14,970	(824)	23,602

Components of comprehensive income (loss):
Net earnings			5,759		5,759
Comprehensive income—foreign currency translation adjustment, net of tax of $385				746	746

Total comprehensive income					6,505

Issuance of common stock upon exercise of stock options	11,837	67			67

Issuance of stock for Employee Stock Purchase Plan	6,918	45			45

Balance at September 30, 2003	4,785,961	9,568	20,729	(78)	30,219

Components of comprehensive income (loss):
Net earnings			3,684		3,684
Comprehensive income—foreign currency translation adjustment, net of tax of $111				216	216

Total comprehensive income					3,900

Tax benefits from share-based payments		300			300

Shares converted from mandatorily redeemable preferred stock	6,524	98			98

Issuance of common stock upon exercise of stock options	186,218	1,483			1,483

Issuance of stock for Employee Stock Purchase Plan	3,797	44			44

Balance at September 30, 2004	4,982,500	$11,493	$24,413	$138	$36,044

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2004
(In thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$3,684	$5,759	$(1,955)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Earnings from discontinued operation, net of tax	-	-	(39)
Equity in earnings (loss) of joint venture	170	-	-
Gain on sale of assets	(5)	(4)	(883)
Losses on early extinguishment of debt	-	-	736
Foreign currency exchange gain	(33)	(242)	(80)
Depreciation and amortization	3,176	3,698	3,791
Change in accounting principle—provision for goodwill, net of tax	-	-	4,302
Tax savings from share-based payments	133	-	-
Deferred income taxes	566	2,080	1,238
Deferred rent	(53)	66	279
Bad debt expense	172	162	39
Changes in assets and liabilities:
Trade accounts receivable	46	(1,646)	5,956
Inventories	636	799	816
Prepaid expenses and other current assets	172	365	(651)
Income taxes receivable	(199)	76	831
Accounts payable	(21)	27	(4,063)
Accrued payroll liabilities and commissions	(802)	1,702	210
Accrued customer support and warranty costs	212	35	(17)
Income taxes payable	(166)	237	(346)
Other accrued liabilities	(383)	317	612
Customers’ deposits	(2,335)	1,275	1,081
Other	126	(183)	(696)

Cash provided by operating activities	5,096	14,523	11,161

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary	-	-	3,577
Investment in joint venture	(2,084)	-	-
Proceeds from sale of property	193	12	4,355
Purchases of property, plant, and equipment	(1,175)	(836)	(532)

Cash provided by (used in) investing activities	(3,066)	(824)	7,400

See notes to consolidated financial statements.			(Continued )

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2004
(In thousands)

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) short-term borrowings	$-	$(6,650)	$4,596
Payments on long-term debt	(1,073)	(1,740)	(24,035)
Proceeds from issuance of long-term debt	-	500	11,000
Prepayment penalty on early extinguishment of debt	-	-	(516)
Redemption of warrants	(40)	(296)	(170)
Redemption of mandatorily redeemable preferred stock	(150)	(1,289)	(8,559)
Proceeds from issuance of common stock	1,527	112	49

Cash provided by (used in) financing activities	264	(9,363)	(17,635)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	81	399	220

NET INCREASE IN CASH AND CASH
EQUIVALENTS FROM CONTINUING OPERATIONS	2,375	4,735	1,146

NET DECREASE IN CASH AND CASH
EQUIVALENTS FROM DISCONTINUED OPERATION	-	-	(177)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	6,442	1,707	738

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,817	$6,442	$1,707

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$208	$443	$783
Cash paid (received) during the year for income taxes	1,275	306	(472)

SUPPLEMENTAL DISCLOSURE OF NONCASH
INVESTING AND FINANCING ACTIVITIES:
Equipment obtained through capital leases	$245	$-	$110

See notes to consolidated financial statements.			(Concluded )

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2004

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Technology, Inc. and its wholly-owned subsidiaries (the “Company”) design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment. The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries: Key Technology Holdings USA LLC; Key Technology AMVC LLC; and Key Technology Australia Pty. Ltd. Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings USA LLC that includes the accounts of Key Technology B.V. All significant intercompany accounts and transactions have been eliminated. The financial statements also include the Company’s investment in InspX LLC, a 50% owned joint venture accounted for by the equity method.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales. Upon receipt of an order, the Company generally receives a deposit which is recorded as customers’ deposits. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. An allowance for credit losses is provided based upon historical experience and anticipated losses.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of 90 days or less at date of acquisition to be cash equivalents.

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant, and Equipment are recorded at cost and depreciated over estimated useful lives on the straight-line method. The range in lives for assets is as follows:

Years

Buildings and improvements	7 to 40
Manufacturing equipment	5 to 10
Office equipment, furniture, and fixtures	3 to 7

Goodwill and Other Intangibles—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Assessment of potential goodwill impairment is performed by the Company on an annual basis, or sooner, if necessary.

Other intangibles, which consist of patents, developed technologies, trademarks and trade names, and purchased customer development, are amortized over the estimated useful lives of the related assets, which are 10 years for the majority of the assets. Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows. Amortization of other intangibles was $1,323,000 for each of the years ended September 30, 2004, 2003, and 2002 (see Note 4).

Accrued Customer Support and Warranty Costs—The Company provides customer support services consisting of start-up assistance and evaluation and training to its customers. The Company also provides a warranty on its products ranging from ninety days to two years following the date of shipment. Management establishes allowances for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience and estimates such costs for related new products where experience is not available. The provision of customer support and warranty costs is charged to cost of sales at the time such costs are known or estimable.

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2004	2003
Beginning balance	$837	$869

Warranty costs incurred	(1,703)	(1,736)
Warranty expense accrued	1,741	1,680
Translation adjustments	14	24

Ending balance	$889	$837

Income Taxes—Deferred income taxes are provided for the effects of temporary differences arising from differences in the reporting of revenues and expenses for financial statement and income tax purposes under the asset and liability method using currently enacted tax rates.

Foreign Currency Translation—Assets and liabilities denominated in a foreign currency are translated to U.S. dollars at the exchange rate on the balance sheet date. Translation adjustments are shown as part of accumulated other comprehensive income (loss). Revenues, costs, and expenses are translated using an average rate. Realized and unrealized foreign currency transaction gains and losses are included in the consolidated statement of operations.

Impairment of Long-Lived Assets—The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. In addition, goodwill is reviewed based on its fair value at least annually.

One-Time Termination Costs—In September 2004, the Company initiated adjustments to its work-force in response to current market conditions. These reductions in its work force were completed in October 2004. As a result, the Company expects to incur approximately $274,000 in costs associated with one-time termination benefits. Of this amount, approximately $247,000 was expensed in fiscal 2004 as part of operating expenses, with the remainder to be expensed in the first quarter of fiscal 2005. As of September 30, 2004, approximately $80,000 in liabilities remained accrued for the amounts expensed in fiscal 2004 that were not paid as of that date. These amounts were fully paid in the first quarter of fiscal 2005.

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

Financial Instruments—The carrying value of the Company’s cash and cash equivalents, accounts and notes receivable, accounts payable, accrued payroll liabilities and commissions, accrued customer support and warranty costs, long-term debt, mandatorily redeemable preferred stock, warrants, and other accrued liabilities approximates their estimated fair values due to the short maturities of those instruments.

Earnings Per Share—Basic earnings (loss) per share (“EPS”) has been computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding during each period. Diluted EPS has been computed by dividing net earnings (loss) available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, and the if-converted method for mandatorily redeemable preferred stock, if the common equivalent shares were not anti-dilutive. If the mandatorily redeemable preferred stock is not anti-dilutive, assumed dividends or accretion on these securities is added back into net earnings available to common shareholders for the computation of diluted EPS. In fiscal year 2001, all common stock equivalents were anti-dilutive. The calculation of the basic and diluted EPS from continuing operations is as follows (in thousands except per share data):

	For the year ended September 30, 2004
	Earnings	Shares	Per-Share Amount
Net earnings from continuing operations	$3,684
Less: Assumed dividends on mandatorily redeemable preferred stock	(69)
Basic EPS:
Net earnings available to common shareholders	3,615	4,909	$0.74
Effect of dilutive securities:
Common stock options		219
Mandatorily redeemable preferred stock	69	94
Diluted EPS:
Income available to common shareholders plus assumed conversions	$3,684	5,222	$0.71

	For the year ended September 30, 2003
	Earnings	Shares	Per-Share Amount
Net earnings from continuing operations	$5,759
Less: Assumed dividends on mandatorily redeemable preferred stock	(132)
Basic EPS:
Net earnings available to common shareholders	5,627	4,774	$1.18
Effect of dilutive securities:
Common stock options	-	96
Mandatorily redeemable preferred stock	132	119
Diluted EPS:
Income available to common shareholders plus assumed conversions	$5,759	4,989	$1.15

	For the year ended September 30, 2002
	Earnings	Shares	Per-Share Amount
Net earnings from continuing operations	$2,308
Less: Accretion of mandatorily redeemable preferred stock	(582)
Basic EPS:
Net earnings available to common shareholders	1,726	4,759	$0.36
Effect of dilutive securities:
Common stock options	-	-
Mandatorily redeemable preferred stock	-	-
Diluted EPS:
Income available to common shareholders plus assumed conversions	$1,726	4,759	$0.36

Options to purchase 183,600, 714,125, and 818,933 shares of common stock were outstanding as of September 30, 2004, 2003, and 2002, respectively, but were not included in the computation of diluted EPS for the years then ended because the options were anti-dilutive. These options expire on dates beginning in April 2005 through August 2009. As of September 30, 2004, potential common shares of 31,636 from assumed conversion of warrants were not included in the computation of diluted EPS due to anti-dilution. As of September 30, 2003, potential common shares of 35,553 from assumed conversion of warrants were not included in the computation of diluted EPS due to anti-dilution. As of September 30, 2002, potential common shares of 187,663 and 65,162 from assumed conversion of mandatorily redeemable preferred stock and warrants, respectively, were not included in the computation of diluted EPS due to anti-dilution.

In 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached consensus on issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. Issue No. 03-6 determined that for participating securities, the two-class method of computing basic earnings per share is required. Dividends must be calculated for the participating security on undistributed earnings and are a reduction in the net income available to common shareholders. The Company’s Series B preferred stock is a participating security as it has the right to dividends should dividends be declared on common stock. Assumed dividends on undistributed earnings are allocated as if the entire net income were distributed and based on the relationship of the weighted average of common shares outstanding and the weighted average of common shares outstanding if the preferred stock were converted into common. As required by the consensus, prior periods have been restated.

Accounting for Stock-Based Compensation—During 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”). Entities electing to utilize APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25. The Company has computed, for pro forma disclosure purposes, the value of all stock and stock options granted under the Employee Stock Purchase Plan and the Restated Employees’ Stock Incentive Plan during 2004, 2003 and 2002 using the Black-Scholes option pricing model and using the following weighted average assumptions for the years ended September 30, 2004, 2003 and 2002:

35

	2004	2003	2002

Risk-free interest rate	2.91%	2.36%	1.6%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	4.55 years	6.0 years
Expected volatility	70%	74%	75%

Using the Black-Scholes methodology, the total value of stock options granted during 2004, 2003, and 2002 was $267,000, $991,000, and $311,000, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically five years). The weighted average fair value of options granted under the Restated Employees’ Stock Incentive Plan during 2004, 2003, and 2002 was $8.90 per share, $5.43 per share, and $1.94 per share, respectively.

The total compensatory value of stock purchased under the Employee Stock Purchase Plan during 2004, 2003, and 2002 was $8,000, $8,000, and $9,000, respectively. The weighted average fair value of the stock purchased during 2004, 2003, and 2002 was $2.03 per share, $1.14 per share, and $0.54 per share, respectively.

If the Company had accounted for the Restated Employees’ Stock Incentive Plan and Employee Stock Purchase Plan in accordance with SFAS No. 123, the Company’s net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

	Year Ended	Year Ended	Year Ended
	September 30,	September 30,	September 30,
	2004	2003	2002
Net earnings (loss), as reported	$3,684	$5,759	$(1,955)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(670)	$(498)	$(453)
Pro forma net earnings (loss)	$3,014	$5,261	$(2,408)

Earnings (loss) per share
Basic - as reported	$0.74	$1.18	$(0.53)
Basic - pro forma	$0.61	$1.15	$(0.63)

Diluted - as reported	$0.71	$1.15	$(0.53)
Diluted - pro forma	$0.58	$1.06	$(0.63)

Future Accounting Changes—In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which is effective for fiscal years ending after December 31, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements. The Company has elected not to implement any transitional method of accounting for stock-based compensation. The Company will defer action until the FASB has issued its final definitive pronouncement on this issue, which is expected sometime in 2005.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective October 1, 2005. The Company is currently assessing, but has not yet determined the effect of SFAS No. 151 on its financial position, results of operations, and cash flows.

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

Accordingly, the financial statements for fiscal year 2002 reflect Ventek as a discontinued operation.

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

In July 2001, FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which was effective October 1, 2002 and may be adopted early. The Company elected to adopt SFAS No. 142 prior to its filing of its first quarter financial statements on Form 10-Q for the quarter ended December 31, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also required the Company to complete a transitional goodwill impairment test within six months from the date of adoption. As a result of the implementation of this change in accounting principle, the Company recorded an impairment of goodwill associated with the automated inspection systems reporting unit, based on a discontinued cash flow analysis, effective at the beginning of fiscal 2002, of $4.4 million, and related income tax benefits of $71,000. The Company determined there was no impairment of the $2.5 million of goodwill associated with the process systems reporting unit.

As of September 30, 2004, the Company had the following intangible assets (in millions):

	Cost	Net Book Value

Patents and developed technologies	$10.9	$5.9
Purchased trademarks and trade names	1.7	1.0
Purchased customer development	0.9	0.5
	$13.5	$7.4

The significant majority of these assets are being amortized over 10 years. Amortization expense for the next five fiscal years is expected to be approximately $1.3 million per year.

As of September 30, 2004, the Company had $2.5 million of goodwill associated with the process systems reporting unit which is not being amortized.

5.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	September 30,
	2004	2003

Trade accounts receivable	$9,910	$10,021
Allowance for doubtful accounts	(574)	(542)

Total trade accounts receivable, net	$9,336	$9,479

6.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2004	2003

Purchased components and raw materials	$6,460	$6,746
Sub-assemblies	1,473	1,476
Work-in-process	3,276	3,907
Finished goods	2,424	1,839

Total inventories	$13,633	$13,968

7.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

	September 30,
	2004	2003

Land	$267	$434
Buildings and improvements	3,939	3,855
Manufacturing equipment	12,104	12,192
Office equipment, furniture, and fixtures	11,376	11,128
	27,686	27,609

Accumulated depreciation	(22,640)	(22,106)

Total property, plant, and equipment, net	$5,046	$5,503

8.	INVESTMENT IN JOINT VENTURE

In July 2004, the Company entered into a joint venture with Peco Controls Corporation to form InspX LLC for the product development, manufacturing and sales of x-ray inspection systems. The Company invested $2.0 million cash in the joint venture plus approximately $0.1 million in capitalized acquisition costs for a 50% equity interest in the joint venture and may be subject to additional voluntary capital calls if necessary to finance the joint venture operations. At the third anniversary of formation, if certain sales objectives are not achieved, $1.5 million of the Company’s capital contribution converts to debt. The Company also has a purchase option to acquire the remaining 50% interest in the joint venture at any time after June 30, 2008, and subject to certain provisions, not prior to June 30, 2009, at prices determined under valuation formulas provided for in the operating agreement.

The investment in the joint venture is being accounted for under the equity method of accounting. The Company shares equally (50%) in the earnings of the joint venture. For the period ending September 30, 2004, the Company’s equity in earnings of the joint venture was a loss of approximately $170,000.

Summarized financial information for the joint venture (at 100% and as adjusted for the purchase method of accounting) is a follows (in millions):

as of September 30, 2004
Balance Sheet
Current assets	$1.9
Patents and developed technologies	3.7
Total assets	5.6
Current liabilities	0.3
Long-term debt	1.5
Equity	3.8

inception through September 30, 2004
Results of Operations
Sales	$0.3
Gross profit	0.1
Operating expenses	0.3
Amortization of intangibles	0.1
Net loss before taxes	(0.3)

9.	FINANCING AGREEMENTS

The Company’s domestic credit facility provides a credit accommodation totaling $12.4 million in the United States consisting of a term loan of $2.4 million and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. The revolving credit facility matures in April 2005. The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007. The term loan and revolving credit facility bear interest at the Wall Street Journal prime rate, which was 4.75% at September 30, 2004. The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants that require the maintenance of a defined debt service ratio, a defined debt ratio, minimum working capital and current ratio, and minimum profitability. The credit facility also restricts the payment of dividends. At September 30, 2004, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $7.6 million under the revolving credit facility. At September 30, 2004, borrowings under the term loan were $2.4 million and there were no borrowings outstanding under the revolving credit facility. At September 30, 2003, borrowings under the term loan were $3.2 million and there were no borrowings outstanding under the revolving credit facility.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.8 million and includes term loans of $715,000, an operating line of the lesser of $1.9 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million. The term loans require quarterly principal payments of $38,000 and mature in October 2006 and August 2012. The term loans are secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%, which at September 30, 2004 was 4.75%. Interest rates on the term loans are subject to annual renegotiation. At September 30, 2004, the Company had borrowings under this facility of approximately $715,000 in term loans. Additionally, the Company had received bank guarantees of $368,000 under this agreement.

Long-term debt consists of the following (in thousands):
	September 30,
	2004	2003
Term loan dated August 2002, variable interest payable quarterly at the bank’s prime rate (4.75% at September 30, 2004), due in quarterly principal payments of $200,000 through July 2007.
Secured by business property.	$2,400	$3,200

Note payable, interest of 4.35%, due in quarterly principal and interest installments through August 2012, secured by certain
land and buildings.	512	539

Note payable, interest rate of 3.75%, due in quarterly principal and interest installments through October 2006, secured by certain
land and buildings.	203	275

Capital leases, interest rates between 6% and 11%, due in
principal and interest installments through March 2007,
secured by certain office and manufacturing equipment.	418	301
	3,533	4,315
Current portion	(1,210)	(1,066)

Total long-term debt	$2,323	$3,249

Principal payments on long-term debt are as follows (in thousands):

Year Ending
September 30

2005	$1,210
2006	1,111
2007	886
2008	62
2009	62
Thereafter	202

Total	$3,533

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 2004 approximates its carrying value.

10.	LEASES

The Company has agreements with the Port of Walla Walla to lease two operating facilities one of which expires in 2005 (with a five-year renewal option) and the other in 2015. The Company currently has the option to purchase the land and plant under both of the agreements. The purchase price of one facility is determined by reducing the original plant construction costs of approximately $8,800,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease. The other facility may be purchased at the appraised fair market value. The Company also has two leased operating facilities in Oregon. Both leases expire in 2007. The Company has leased an operating facility in The Netherlands. This lease expires in 2008.

Rent expense is recognized on a straight-line basis over the term of the lease. Rental expense for the Company’s operating leases referred to above was $1,394,000 for the year ended September 30, 2004, $1,367,000 for the year ended September 30, 2003, and $1,368,000 for the year ended September 30, 2002.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending	Rental	Rental
September 30	Payments	Expense

2005	$1,464	$1,396
2006	1,499	1,396
2007	1,413	1,298
2008	1,171	1,097
2009	989	907
Thereafter	4,480	4,139

Total	$11,016	$10,233

11.	MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

The Company issued 1,340,366 shares of Series B convertible preferred stock (“Series B”) at a price of $8.60 per share in conjunction with the acquisition of AMVC. Each share of Series B, par value of $0.01 per share, may be converted into 2/3 of a share of common stock. The Series B is convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets. The holders of Series B may require the Company to repurchase any or all of their shares at the redemption price of $10.00. If not converted to common stock or redeemed at the option of the

Series B holder prior to July 12, 2005, the Company must redeem the Series B for $10.00 per share on July 12, 2005. The redemption date may be accelerated if the average closing price of Key Technology common stock, as listed on the Nasdaq National Market, is $15.00 or more for thirty consecutive trading days. The Series B was accreted from its issue price to its scheduled redemption price using the effective interest method. In connection with the sale of Ventek (see Note 2), 200,595 shares of Series B were redeemed in a cash-less tender of Veneer Technology’s holdings.

The holders of Series B are entitled to vote on all matters based on the number of whole shares of common stock into which the holder’s stock could be converted. The holders of Series B are not entitled to any dividends unless dividends are declared on common stock, in which case the Series B holders are entitled to the dividend that would be payable on the common stock into which the Series B would convert. In the event of any liquidation, dissolution, or winding up of the company’s business, the holders of Series B would be entitled to a payment of $10.00 per share before any amount is distributed to holders of common stock. If assets were insufficient to permit this payment to the holders of Series B, the entire assets available for distribution to holders of capital stock would be distributed ratably among the holders of Series B.

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

As of September 30, 2004, there were 127,879 shares of Series B convertible preferred stock outstanding and 31,636 warrants which had not been redeemed or converted.

12.	CONTRACTUAL GUARANTEES AND INDEMNITIES

Intellectual property and general contractual indemnities

The Company, in the normal course of business, provides specific, limited indemnification to its customers for liability and damages related to intellectual property rights. In addition, the Company may enter into contracts with customers where it has agreed to indemnify the customer for personal injury or property damage caused by the Company’s products and services. Indemnification is typically limited to replacement of the items or the actual price of the products and services. The Company maintains product liability insurance as well as errors and omissions insurance which may provide a source of recovery in the event of an indemnification claim, but it does not maintain insurance coverage for claims related to intellectual property rights.

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

Bank guarantees and letters of credit

At September 30, 2004, the Company’s European subsidiary had approximately $368,000 of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects down payments prior to order fulfillment. The down payments received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees occur in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. At September 30, 2004, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $275,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

13.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2004	2003	2002
Current:
Federal	$985	$352	$-
State	66	261	-

	1,051	613	-
Deferred:
Federal	605	2,133	1,127
State	(39)	(53)	111

	566	2,080	1,238

Total income tax expense	$1,617	$2,693	$1,238

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2004	2003
Deferred tax asset:
Reserves and accruals	$2,416	$2,014
NOL and other tax credit carryforwards	1,980	3,391
Tax benefits of share-based payments	158	-
Translation adjustment to equity	(71)	40
Deferred tax liability:
Accumulated depreciation	(141)	(224)
Intangible assets	(2,353)	(2,723)

Net deferred tax asset	$1,989	$2,498

Deferred tax:
Current asset	$2,119	$1,935
Long-term asset	6	768
Long-term liability	(136)	(205)

Net deferred tax asset	$1,989	$2,498

There is no valuation allowance at September 30, 2004 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient net income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company also believes that the American Jobs Creation Act of 2004, enacted in October 2004, will not affect its utilization of deferred tax assets.

Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2004	2003	2002

Statutory rates	34.0%	34.0%	34.0%
Increase (reduction) in income taxes resulting from:
Extraterratorial income exclusion	(2.8)	(2.3)	(2.0)
Research and development credit	(1.0)	(0.3)	(0.6)
State income taxes, net of federal benefit	0.5	1.6	2.0
Change in tax laws	-	(1.8)	-
Other permanent differences	(0.2)	0.7	1.5
Income tax combined effective rate	30.5%	31.9%	34.9%

At September 30, 2004, there were $5.8 million of net operating loss carryforwards which expire between 2007 and 2019.

14.	SHAREHOLDERS’ EQUITY

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”). Shares are not available to employees who already own 5% or more of the Company’s stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Purchase Plan of which 417,298 remain available. During the years ended September 30, 2004, 2003, and 2002, the Company issued shares totaling 3,797; 6,918; and 15,860, respectively, under the Purchase Plan.

Employees’ Stock Incentive Plan—Under the Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or nonqualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant. The option price is fair market value determined at date of grant. The following table summarizes activity under this Incentive Plan:

	Outstanding Options
	Number of Shares	Weighted Average Price Per Share

Balance at October 1, 2001	699,433	$11.86

Options granted	169,100	$2.96
Options forfeited	(49,600)	$9.85

Balance at September 30, 2002	818,933	$10.14

Options granted	182,500	$8.98
Options exercised	(11,837)	$5.71
Options forfeited	(52,033)	$9.32

Balance at September 30, 2003	937,563	$10.02
Options granted	30,000	$14.83
Options exercised	(186,218)	$7.97
Options forfeited	(17,238)	$9.60

Balance at September 30, 2004	764,107	$10.71

At September 30, 2004, the total number of shares reserved for option exercises was 1,089,428, of which 325,321 were available for grant. At that date, 519,677 shares were exercisable at prices from $2.51 to $23.25 per share. In 2004, the shareholders approved the addition of 100,000 shares for issuance under this Incentive Plan. At September 30, 2003, the total number of shares reserved for option exercises was 1,175,646, of which 238,083 were available for grant. At that date, options for 565,046 shares were exercisable at prices from $2.51 to $23.25 per share. At September 30, 2002, the total number of shares reserved for option exercises was 1,187,483, of which 368,550 were available for grant. At that date, options for 493,958 shares were exercisable at prices from $7.00 to $23.25 per share.

In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards. As of September 30, 2004, there had been no restricted stock awards under the Incentive Plan.

The following table summarizes information about stock options outstanding at September 30, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$2.51 - 5.00	119,951	3.2	$2.94	46,776	$2.93
$5.00 - 10.00	350,556	3.0	8.75	224,301	8.76
$10.01 - 15.00	110,000	3.7	11.47	90,000	11.70
$15.01 - 20.00	112,300	4.0	16.88	87,300	17.26
$20.01 - 23.25	71,300	1.6	22.58	71,300	22.58

$2.51 - 23.25	764,107	3.1	$10.71	519,677	$12.07

15.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions up to 2% of each participating employee’s compensation. The Company contributed $297,000, $285,000, and $250,000 in matching funds to the plan for the years ended September 30, 2004, 2003, and 2002, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. Profit sharing plan expense was $182,000, $860,000, and $238,000 for the years ended September 30, 2004, 2003, and 2002, respectively.

16.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels. Therefore, the Company reports on one segment. The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2004	2003	2002
Net sales by product category:
Automated inspection systems	$28,675	$30,230	$24,965
Process systems	27,713	31,759	25,767
Parts and service/contracts	24,222	20,633	19,502

Total net sales by product category	$80,610	$82,622	$70,234

Net sales for service/contracts were less than 10% of total net sales for the years ended September 30, 2004, 2003, and 2002, respectively, and are therefore summarized with parts.

The following table summarizes information about geographic areas:

	Year Ended September 30,
	2004	2003	2002
Net sales:
Domestic	$45,263	$41,538	$40,590
International	35,347	41,084	29,644

Total net sales	$80,610	$82,622	$70,234

Long-lived assets:
Domestic	$14,270	$14,067	$16,286
International	2,608	2,677	2,683

Total long-lived assets	$16,878	$16,744	$18,969

There was one customer that accounted for approximately 13% of net sales during fiscal 2004. There was no customer that accounted for greater than 10% of net sales during fiscal 2003. During fiscal 2002, net sales to one major customer amounted to approximately 16% of total net sales.

No single international geographic location accounted for more than 10% of net sales for 2004. During 2003, net sales to various customers in Canada accounted for approximately 11% of total net sales. No single international geographic location accounted for more than 10% of net sales for 2002. Location of the customer is the basis for the categorization of net sales.

17.	SUBSEQUENT EVENTS

Subsequent to the end of the fiscal year, in November 2004, the Company received a one-time settlement of $500,000 related to resolution of a dispute with a licensee over a breach of the licensing agreement.

******

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2004 and 2003 (in thousands, except per share data):

2004 Quarter Ended	December 31,	March 31,	June 30,	September 30,	Total

Net sales	$18,743	$20,761	$22,170	$18,936	$80,610
Gross profit	7,056	8,892	10,216	7,560	33,723
Net earnings	505	1,138	2,008	34	3,684
Net earnings per share—basic	0.10	0.23	0.40	0.01	0.74
Net earnings per share—diluted	0.10	0.22	0.38	0.01	0.71

2003 Quarter Ended	December 31,	March 31,	June 30,	September 30,	Total

Net sales	$15,395	$20,927	$25,013	$21,287	$82,622
Gross profit	6,305	8,115	10,983	8,593	33,996
Net earnings	221	1,153	3,002	1,383	5,759
Net earnings per share—basic	0.05	0.24	0.61	0.28	1.18
Net earnings per share—diluted	0.04	0.23	0.60	0.27	1.15

Note: Annual totals may not agree to the summarization of quarterly information due to insignificant rounding and the required calculation conventions. In addition, basic net earnings per share for 2004 and 2003 may vary from previously reported amounts due to the adoption of EITF 03-6, Participating Securities and the Two-Class Method, under FASB Statement No. 128, during fiscal 2004.

* * * * * *

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Company's President and Chief Executive Officer and the Chief Financial Officer have evaluated the disclosure controls and procedures relating to the Company at September 30, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.
PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
There is hereby incorporated by reference the information under the captions "Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2004.

ITEM 11.      EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2004.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2004.

Equity Compensation Plan Information

The following table provides information as of September 30, 2004 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Shareholders
Restated Employees’ Stock Incentive Plan	764,107	$10.71	325,321
1996 Employee Stock Purchase Plan	(1)	(1)	417,298
Equity Compensation Plans Not Approved by Shareholders (2)	-	-	-
Total	764,107	$10.71	742,619

(1)	We are unable to ascertain with specificity the number of securities to be issued upon exercise of outstanding rights under the 1996 Employee Stock Purchase Plan or the weighted average exercise price of outstanding rights under the plan. Under the plan, eligible employees may make contributions to the plan of not more than five percent of the participant’s compensation during each pay period in the offering period. The offering periods commence quarterly beginning October 1, January 1, April 1, and July 1 of each year. Purchases are made on the last business day of each offering period at a purchase price per share equal to 85% of the fair market value of the Common Stock on the purchase date. There are 500,000 shares of Common Stock reserved under the plan.
(2)	There are no Equity Compensation Plans that have not been approved by Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 14, 2003, with the approval of its board of directors, the Company entered into a Consulting Agreement with former President and CEO, Thomas C. Madsen, to be in effect from January 1, 2004 through December 31, 2006. The agreement provides for a monthly fee of $6,250, wherein Mr. Madsen, as an independent contractor, will provide certain services to the Company. Mr. Madsen is responsible for all attributable taxes. The agreement contains a non-compete provision whereby Mr. Madsen will not solicit for hire or assist others in the solicitation for hire of any employees of the Company, or engage in any activity, whether directly or through or on behalf of one or more entities or other persons, that competes directly or indirectly with any product or service provided by the Company to its customers in any geographic region then served by the Company.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2004.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

PAGE
(a)	The following documents are filed as part of this report:

1.    Financial Statements:

Reference is made to Part II, Item 8, for a listing of required financial statements
filed with this report                                                                                                                       23

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
(3.2)    Registrant's Restated Bylaws dated February 7, 2001 (filed as Exhibit 3.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference)

(4)    Instruments defining the rights of security holders, including indentures

(4.1)    Registrant’s First Amended and Restated Rights Agreement, dated as of April 1, 2001, between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004 and incorporated herein by reference)

(10)         Material contracts

(10.1)   Construction and Lease Agreement dated October 17, 1989 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1     to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
(10.2)*   Registrant's 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with  the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
(10.3)*    Registrant's 401(k) Profit Sharing Plan dated May 11, 1992 (filed as Exhibit 10.6 to Amendment No. 1 to Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)
(10.4)*    Registrant's Restated 1989 Employees' Stock Option Plan, as amended (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995 and incorporated herein by reference)
(10.5)*    Registrant's 1996 Employees' Stock Option Plan (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)

(10.6)*    Registrant's 1996 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
(10.7)      Lease Agreement dated April 18, 1996 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996 and incorporated herein by reference)
(10.8)*    Registrant’s Restated Employees’ Stock Option Plan (1996 Plan as amended through July 12, 2000)
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
(10.20)    Amendment to Loan Documents dated July 31, 2003 between Registrant and Banner Bank
(10.21)*   Registrant’s 2003 Restated Employees’ Stock Incentive Plan, (1996 Plan as amended and restated as of December 15, 2003) (filed as Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on May 14, 2004 and incorporated herein by reference)
(14)     Registrant’s Code of Business Conduct and Ethics, dated August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission on August 18, 2004 and incorporated herein by reference)
(21)      List of Subsidiaries
(23)      Consent of Independent Registered Public Accounting Firm
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

___________________________
*    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.

By:	/s/ Kirk W. Morton
Kirk W. Morton
Director, President and Chief Executive Officer

By:	/s/ Phyllis C. Best
Phyllis C. Best
Chief Financial Officer
(Principal Financial and Accounting Officer)

December 17, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Madsen	December 17, 2004
Thomas C. Madsen, Chairman

/s/ John E. Pelo	December 17, 2004
John E. Pelo, Director

/s/ Michael L. Shannon	December 17, 2004
Michael L. Shannon, Director

/s/ Charles H. Stonecipher	December 17, 2004
Charles H. Stonecipher, Director

/s/ Donald A. Washburn	December 17, 2004
Donald A. Washburn, Director

/s/ Kirk W. Morton	December 17, 2004
Kirk W. Morton, Director, President and Chief Executive Officer

/s/ Phyllis C. Best	December 17, 2004
Phyllis C. Best, Chief Financial Officer (Principal Financial and
Accounting Officer)

KEY TECHNOLOGY, INC.

FORM 10-K
EXHIBIT INDEX

EXHIBIT
NUMBER

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Forward-Looking Statement Risk and Uncertainty Factors

