Form 10-Q
period 2004-12-31
KEY TECHNOLOGY INC
filed 2005-02-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2004

or

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

150 Avery Street
Walla Walla, Washington 99362
(Address of principal executive offices and zip code)

(509) 529-2161
(Registrant's telephone number, including area code)
_____________________________________________

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

The number of shares outstanding of the Registrant's common stock, no par value, on January 31, 2005 was 5,001,068 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 6.	Exhibits	18

SIGNATURES	19

EXHIBIT INDEX	20

PART I.   FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

	December 31,		September 30,
	2004		2004
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,325		$8,817
Trade accounts receivable, net	6,704		9,336
Inventories:
Raw materials	6,860		6,460
Work-in-process and sub-assemblies	5,569		4,749
Finished goods	2,441		2,424
Total inventories	14,870		13,633
Other current assets	3,650		3,216
Total current assets	36,549		35,002
Property, plant and equipment, net	4,842		5,046
Deferred income taxes	-		6
Investment in joint venture	1,745		1,914
Goodwill, net	2,524		2,524
Intangibles and other assets, net	7,691		8,022
Total	$53,351		$52,514

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$1,964		$1,599
Accrued payroll liabilities and commissions	3,145		3,781
Accrued customer support and warranty costs	1,159		1,283
Other accrued liabilities	2,163		2,007
Customers' deposits	3,667		2,536
Current portion of long-term debt and capital lease obligations	1,199		1,210
Current portion of mandatorily redeemable preferred stock	1,246		1,279
Current portion of warrants	313		316
Total current liabilities	14,856		14,011
Long-term debt and capital lease obligations	2,106		2,323
Deferred income taxes	328		136
Total shareholders' equity	36,061		36,044
Total	$53,351		$52,514

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
	(in thousands, except per share data)

Net sales	$14,571	$18,743
Cost of sales	9,266	11,687
Gross profit	5,305	7,056
Operating expenses:
Sales and marketing	3,031	3,321
Research and development	1,340	1,137
General and administrative	1,766	1,571
Amortization of intangibles	331	331
Total operating expenses	6,468	6,360
Gain on sale of assets	5	-
Earnings (loss) from operations	(1,158)	696
Other income	427	74
Earnings (loss) before income taxes	(731)	770
Income tax (benefit) expense	(289)	265
Net earnings (loss)	(442)	505
Assumed dividends on mandatorily redeemable preferred stock	-	(10)
Net earnings (loss) available to common shareholders	$(442)	$495

Earnings (loss) per share
- basic	$(0.09)	$0.10
- diluted	$(0.09)	$0.10

Shares used in per share calculations - basic	4,996	4,816

Shares used in per share calculations - diluted	4,996	5,188

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003

	2004		2003
		(in thousands)
Net cash provided by operating activities	$2,722		$718

Cash flows from investing activities:
Additions to property, plant and equipment	(102)		(153)
Net cash used in investing activities	(102)		(153)

Cash flows from financing activities:
Repayment of long-term debt	(292)		(243)
Redemption of preferred stock	(32)		(39)
Redemption of warrants	(3)		(7)
Proceeds from issuance of common stock	149		617
Net cash provided by (used in) financing activities	(178)		328

Effect of exchange rates on cash	66		63
Net increase in cash and cash equivalents	2,508		956
Cash and cash equivalents, beginning of the period	8,817		6,442
Cash and cash equivalents, end of the period	$11,325		$7,398

Supplemental information:
Cash paid during the period for interest	$48		$54
Cash paid (refunded) during the period for income taxes	$(131)		$48

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2004 and the results of its operations and its cash flows for the three-month periods ended December 31, 2004 and 2003.

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

	Three months ended December 31,
	2004	2003

Net earnings (loss), as reported	$(442)	$505
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74)	$(136)
Pro forma net earnings (loss)	$(516)	$369

Earnings (loss) per share:
Basic - as reported	$(0.09)	$0.10
Basic - pro forma	$(0.10)	$0.08

Diluted - as reported	$(0.09)	$0.10
Diluted - pro forma	$(0.10)	$0.07

3.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended December 31, 2004
	Earnings	Shares	Per-Share Amount

Net loss from continuing operations	$(442)
Less: Assumed dividends on mandatorily redeemable preferred stock	-
Basic EPS:
Net loss available to common shareholders	(442)	4,996	$(0.09)
Effect of dilutive securities:
Common stock options		-
Mandatorily redeemable preferred stock	-	-
Diluted EPS:
Loss available to common shareholders plus assumed conversions	$(442)	4,996	$(0.09)

	For the three months ended December 31, 2003
	Earnings	Shares	Per-Share Amount

Net earnings from continuing operations	$505
Less: Assumed dividends on mandatorily redeemable preferred stock	(10)
Basic EPS:
Net earnings available to common shareholders	495	4,816	$0.10
Effect of dilutive securities:
Common stock options	-	271
Mandatorily redeemable preferred stock	10	101
Diluted EPS:
Income available to common shareholders plus assumed conversions	$505	5,188	$0.10

The weighted average number of diluted shares includes only potential common shares that are not anti-dilutive to reported EPS. Options to purchase 728,682 shares of common stock, 83,086 common shares from assumed conversion of preferred stock, and 31,341 common shares from assumed conversion of warrants for the three-month period ended December 31, 2004 were not included in the computation of diluted EPS because the options were anti-dilutive. Options to purchase 160,300 shares of common stock and 34,882 common shares from assumed conversion of warrants for the quarter ended December 31, 2003 were not included in the computation of diluted EPS as they were anti-dilutive under the treasury-stock method.

4.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.

5.	Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended
	December 31, 2004	December 31, 2003
Components of comprehensive income (loss):
Net earnings (loss)	$(442)	$505
Other comprehensive income -
foreign currency translation adjustment, net of tax	280	257
Total comprehensive income (loss)	$(162)	$762

6.	Contractual guarantees and indemnities

Product warranties

The Company provides a warranty on its products ranging from ninety days to two years following the date of shipment. The warranty is typically limited to repair or replacement of the defective product. Management establishes allowances for warranty costs based on the types of products shipped and product warranty experience, and estimates such costs for related new products where experience is not available. The provision for warranty costs is charged to cost of sales at the time such costs are known or estimable.

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2004 and 2003 (in thousands) is as follows:

	Three months ended
	December 31, 2004	December 31, 2003
Beginning balance	$889	$837
Warranty costs incurred	(443)	(523)
Warranty expense accrued	407	487
Translation adjustments	21	17
Ending balance	$874	$818

Intellectual property and general contractual indemnities

The Company, in the normal course of business, provides specific, limited indemnification to its customers for liability and damages related to intellectual property rights. In addition, the Company may enter into contracts with customers where it has agreed to indemnify the customer for personal injury or property damage caused by the Company’s products and services. Indemnification is typically limited to replacement of the items or the actual price of the products and services. The Company maintains product liability insurance as well as errors and omissions insurance, which may provide a source of recovery in the event of an indemnification claim, but does not maintain insurance coverage for claims related to intellectual property rights.

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

Bank guarantees and letters of credit

At December 31, 2004, the Company’s European subsidiary had approximately $1.1 million of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects down payments prior to order fulfillment. The down payments received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees occur in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. At December 31, 2004, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $275,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

7.	Future accounting changes

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is effective for the Company on July 1, 2005. This Statement requires the Company to measure and expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and amends the disclosure requirements related to awards of equity instruments. Beginning July 1, 2005, the Company will begin expensing the cost of equity instruments awarded as part of the Employees’ Stock Incentive Plan and Employee Stock Purchase Plan over the requisite service period related to such awards. The Company has elected to implement this new standard under the modified prospective application. Under the modified prospective application, the Company will expense the cost of new or modified awards over the requisite service period and the cost of previous awards for the requisite service period remaining after July 1, 2005. Until July 1, 2005, the Company will continue to account for share-based payments under APB No. 25 and continue to include the applicable disclosures. (See Note 2.)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective October 1, 2005. The Company is currently assessing, but has not yet determined the effect of SFAS No. 151 on its financial position or results of operations.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Certain statements set forth below may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ from those expressed or implied by the forward-looking statements. With respect to the Company, the following factors, among others, could cause actual results or outcomes to differ materially from current expectations:
•	adverse economic conditions, particularly in the food processing industry, may adversely affect the Company's revenues;
•	competition and advances in technology may adversely affect sales and prices;
•	the Company's new products may not compete successfully in either existing or new markets;
•	the limited availability and possible cost fluctuations of materials used in the Company's products could adversely affect the Company's gross profits;
•	the Company's inability to protect its intellectual property may adversely affect the Company's competitive advantage;
•	intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company or its customers by third parties may adversely affect the Company’s results of operations and its customer relations; and
•	the other factors discussed in Exhibit 99.1 to the Company’s Annual Report on Form 10-K filed with the SEC on December 17, 2004, which exhibit is hereby incorporated by reference.

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

In the past several years, 40% or more of the Company’s sales have been made to customers located outside the United States. In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company’s products; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws.

Current Period

The Company’s first quarter is typically the weakest financial quarter of the year due to the seasonal nature of the business. The fiscal 2005 first quarter proved to be even more challenging than normal with shipments down as a result of a lower beginning backlog compared to the prior year. That situation improved over the course of the first quarter with backlog growing by 17% and ending with a higher percentage of automated inspection systems and parts and service orders on hand than at the end of the fourth quarter of fiscal 2004.

While the Company is experiencing project deferrals from its domestic customers and a decline in orders from customers in the tobacco industry, orders and revenues from international markets were encouraging. International shipments were up 6% from last year’s first quarter and represented 56% of total shipments during the first quarter of fiscal 2005. As the second quarter progresses, the Company should develop a clearer picture of whether or not it will see a rebound in investments from its customers in seasonal processing markets in the US.

Operating expenses for first quarter of fiscal 2005 of $6.5 million were in line with last year’s first quarter spending, but showed a significant improvement over spending levels in the fourth quarter of fiscal 2004. During the prior quarter, the Company reduced its workforce to bring its costs more in line with its current sales and marketing outlook. Operating expenses for fourth quarter of 2004 were $7.4 million, and excluding severance charges recorded in the fourth quarter, operating expenses declined by approximately $650,000 in the first quarter of fiscal 2005.

   The Company’s balance sheet improved during the quarter. Cash grew to $11.3 million during the quarter and debt levels remain low. During the first quarter of fiscal 2005, the Company received a one-time settlement of $500,000 related to resolution of a dispute with a licensee over a breach of the licensing agreement.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At December 31, 2004, the Company had deferred $2.7 million of revenue compared to $0.7 million deferred at September 30, 2004.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of December 31, 2004, the balance sheet included allowances for doubtful accounts of $492,000. Actual charges to the allowance for doubtful accounts for the three-month periods ended December 31, 2004 and 2003 were $0 and $17,000, respectively. Accruals for bad debt expense for the three-month periods ended December 31, 2004 and 2003 were ($111,000) and $30,000, respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings. Deterioration in receivables could also adversely affect the borrowing base available under the Company’s credit facilities.

         Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At December 31, 2004, cumulative inventory adjustments to lower of cost or market totaled $3.1 million compared to $3.0 million as of September 30, 2004. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins, and could adversely affect the borrowing base available under the Company’s credit facilities.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of December 31, 2004, the Company held $16.2 million of property, plant and equipment, investments in joint ventures, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period, and may affect the Company’s ability to meet the tangible net worth covenant of its credit facilities.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components, and therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of December 31, 2004, the balance sheet included warranty reserves of $874,000, while $443,000 of warranty charges were incurred during the three-month period then ended, compared to warranty reserves of $818,000 as of December 31, 2003 and warranty charges of $523,000 for the three-month period then ended. If the Company’s actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at December 31, 2004 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient net income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2005, 2004, and 2003, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In October 2004, the American Jobs Creation Act of 2004 was enacted. The Company believes this legislation will not impact its ability to utilize its deferred tax assets. In addition, this legislation phases out the Extra Territorial Income Exclusion (“ETI”) beginning January 1, 2005 through December 31, 2006. The ETI exclusion reduced the Company’s effective tax rate by 2.8% in 2004. The legislation also provides for a new deduction for manufacturing income, which phases in beginning in the Company’s 2006 fiscal year through 2010. Although regulations have not been written for the new manufacturing income deduction, the Company anticipates that this deduction will largely, if not completely, offset the loss of the ETI exclusion. However, the effects in individual fiscal years during the phase-in periods may vary and increase the Company’s effective tax rate during these periods. The Company does not believe that other provisions of the new legislation will have a material effect on the Company’s income taxes.

Results of Operations

For the three months ended December 31, 2004 and 2003

Net sales reported decreased 22.3% to $14.6 million for the three-month period ended December 31, 2004 from $18.7 million recorded in the corresponding quarter last year. Sales across all product lines declined from the same period last year, with automated inspection systems accounting for most of the difference. Sales into the food processing industry continue to reflect that market’s reluctance to release capital orders. Optical shipments for the tobacco industry were also down for the current quarter. International sales through the Company’s Netherlands operation improved over the prior year quarter and upgrades sold through the Company’s parts and service business showed a slight improvement over the corresponding period in fiscal 2004.

New orders received during the first quarter of fiscal 2005 totaled $16.6 million, a decrease of 8.0% from $18.0 million for the corresponding period in fiscal 2004. Bookings for the first quarter of fiscal 2005 compared to the prior year first quarter show a drop in the Tegra product line as well as in tobacco sorters, but the Company’s Optyx product line showed increased bookings for the current quarter. Partially offsetting the drop in automated inspection equipment bookings were increases in material handling equipment both domestically and in the Netherlands. The aftermarket parts and upgrade business was stronger than the prior year’s first quarter, but was offset by a decline in service bookings resulting in a flat quarter over quarter comparison.

The Company’s backlog at the close of the December 31, 2004 quarter totaled $14.9 million, a 23.9% decrease from a backlog of $19.5 million at the same time last year. Most of the volume drop in the current quarter’s backlog is in the automated inspection product line, which includes products for the food industry as well as the tobacco industry. Process systems also reflected an overall 6% decline in backlog compared to the same period in fiscal 2004. Partially offsetting declines in automated inspection equipment and process systems was an increase in the upgrades backlog, which more than doubled compared to the same quarter last year.

Gross profit for the first quarter of fiscal 2005 was $5.3 million compared to $7.1 million in the corresponding quarter last year, or 36.4% and 37.6% of net sales, respectively. The decrease in sales volume in the current quarter compared to the prior year quarter accounts for the dollar decrease in gross profit while manufacturing resource underutilization and product mix accounts for the percent of sales decrease. The prior year first quarter also had higher optical sales, which have higher gross margins.

Operating expenses increased by $0.1 million, or 1.7%, in the first quarter of 2005 to $6.5 million from $6.4 million in the 2004 first quarter. Increases in the first quarter operating expenses over the prior period last year included legal costs associated with the licensee dispute settlement and new product development costs. Partially offsetting these cost increases were lower sales and marketing expense and lower commissions on first quarter sales.

Other income increased by $353,000 in the first quarter of 2005 to $427,000 from $74,000 in the fiscal 2004 first quarter. During the current period, the Company received a settlement of $500,000 related to resolution of a dispute with a licensee over a breach of the licensing agreement. Also booked during the first quarter of fiscal 2005 was a loss of $169,000 associated with the Company’s InspX joint venture.

The Company reported a net loss of $442,000, or $0.09 per diluted share, for the most recent quarter compared to net earnings of $505,000, or $0.10 per diluted share, in the corresponding quarter last year.

Liquidity and Capital Resources

For the three months ended December 31, 2004, net cash provided by operating activities totaled $2.7 million. Cash flow from operating activities was derived from net earnings before non-cash expenses, such as depreciation and amortization, of $0.4 million plus changes in the other components of working capital of $2.3 million. The primary sources of cash from the other components of working capital were a $2.9 million reduction in accounts receivable, as collections for the quarter were greater than customer billings and a $1.1 million increase in cash received for customer deposits as backlog increased during the quarter. These were offset by $.9 million of cash used for increases in inventory and $0.7 million in cash used through reductions in payroll related liabilities.

Cash flow from operating activities in first quarter of fiscal 2005 was $2.0 million higher than the same quarter of fiscal 2004. Accrued payroll liabilities contributed $0.9 million due to higher employee incentive plan and profit sharing paid in the first quarter of fiscal 2004 than in the first quarter of fiscal 2005. Additionally, working capital improved $1.4 million from an increase in customer deposits in the first quarter of fiscal 2005 compared to a reduction of customer deposits in the first quarter of fiscal 2004. Other working capital changes netted to $0.4 million. These were offset by the reduction in net earnings.

Net cash used in investing activities was $0.1 million in the period ended December 31, 2004 and $0.2 million in the comparable period a year ago. Expenditures in the current year and in the prior year quarter were for the acquisition of capital goods. At December 31, 2004, the Company had no significant commitments for capital expenditures.

Net cash used in financing activities during the three-month period ended December 31, 2004 totaled $0.2 million, reflecting repayments of long-term debt plus redemption of preferred stock and warrants totaling $0.3 million offset by proceeds from issuance of common stock of $0.1 million. This compares to net cash flows provided in financing activities of $0.3 million for the same quarter in the prior year, consisting of proceeds from issuance of common stock of $0.6 million offset by repayments of long term debt plus redemption of preferred stock and warrants totaling $0.3 million.

The Company’s domestic credit facility provides a credit accommodation totaling $12.2 million in the United States consisting of a term loan of $2.2 million and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. The revolving credit facility matures in April 2005. The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007. The term loan bears interest at the Wall Street Journal prime rate, which was 5.25% at December 31, 2004. The revolving credit facility bears interest at the Wall Street Journal prime rate less one percent, which was 4.25% at December 31, 2004. The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants that require the maintenance of a defined debt service ratio, a defined debt ratio, minimum working capital and current ratio, and minimum profitability. The credit facility also restricts the payment of dividends. At December 31, 2004, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $6.1 million under the revolving credit facility. At December 31, 2004, borrowings under the term loan were $2.2 million and there were no borrowings outstanding under the revolving credit facility. At December 31, 2003, borrowings under the term loan were $3.0 million. There were no borrowings outstanding under the revolving credit facility at December 31, 2003.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $4.1 million and includes term loans of $740,000, an operating line of the lesser of $2.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million. The term loans require quarterly principal payments of $42,000 and mature in October 2006 and August 2012. The term loans are secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%, which at December 31, 2004 was 4.75%. Interest rates on the term loans are subject to annual renegotiation. At December 31, 2004, the Company had borrowings under this facility of approximately $740,000 in term loans, and had received bank guarantees of $1.1 million under this agreement.

Outstanding Series B Convertible Preferred stock totaled 124,629 shares as of December 31, 2004, and outstanding warrants totaled 31,341. Preferred stock and warrants are redeemable upon demand and will require $1.6 million from cash flow when presented. Presentments for preferred stock and warrant redemptions have slowed considerably, and therefore the Company expects to fund future redemptions from operating cash flows. These securities are required to be redeemed or converted to common shares by July 2005.

The Company’s continuing contractual obligations and commercial commitments existing on December 31, 2004 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-term debt *	$2,940	$966	$1,634	$136	$204
Capital lease obligations	365	233	132	-	-
Operating leases	10,411	1,494	2,810	1,874	4,233
Warrant redemption obligations	313	313	-	-	-
Series B redemption obligations	1,246	1,246	-	-	-
Total contractual cash obligations	$15,275	$4,252	$4,576	$2,010	$4,437

*      Includes the revolving credit line, term loan and mortgage payments on the Company’s owned facility in Europe.

The Company anticipates that the future cash flows from operations along with currently available operating credit lines will be sufficient to fund the current year’s cash needs. At December 31, 2004, the Company had standby letters of credit totaling $1.7 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with “special purpose entities.”

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At December 31, 2004, the Company was not a party to any currency hedging transaction. As of December 31, 2004, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $173,000 on an annual basis as a result of converted cash, accounts receivable and sales or other contracts denominated in foreign currencies.

During the three-month period ended December 31, 2004, the Euro gained a net of 8% in value against the U.S. dollar. The effect of the weaker dollar on the operations and financial results of the Company were:

•	Translation adjustments of $280,000, net of income tax, were recognized as a component of comprehensive income (loss) as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheet of Key Technology Australia Pty. Ltd.

•	Foreign exchange gains of $79,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European operations.

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

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate between minus 100 and plus 175 basis points. At December 31, 2004, the Company had $2.2 million of borrowings which had variable interest rates. During the quarter then ended, interest on its various variable rate credit facilities varied from 4.25% and 5.25%. At December 31, 2004, the rate was 4.25% on its domestic credit facility and 4.75% on its European credit facility. As of December 31, 2004, management estimates that a 100 basis point change in the interest rates would affect net income before taxes by approximately $22,000 on an annual basis.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and the Chief Financial Officer have evaluated the disclosure controls and procedures relating to the Company at December 31, 2004 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended December 31, 2004 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Mandatorily Redeemable Series B Convertible Preferred Stock (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2004	0	-	-
November 1 - 30, 2004	1,500	$10	-
December 1 - 31, 2004	1,750	$10	-
Total	3,250			124,629

Warrants (2)

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2004	0	-	-
November 1-30, 2004	87	$10	-
December 1-31, 2004	208	$10	-
Total	295			31,341

(1)	The Company issued 1,340,366 shares of Series B convertible preferred stock (“Series B”) at a price of $8.60 per share in conjunction with the acquisition of Advanced Machine Vision Corporation on July 12, 2000. Each share of Series B, par value of $0.01 per share, may be converted into 2/3 of a share of common stock. The Series B is convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets. The holders of Series B may require the Company to repurchase any or all of their shares at any time after July 12, 2002 at the redemption price of $10.00. If not converted to common stock or redeemed at the option of the Series B holder after July 12, 2002, the Company must redeem the Series B for $10.00 per share on July 12, 2005. The redemption date may be accelerated if the average closing price of Key Technology common stock, as listed on the Nasdaq National Market, is $15.00 or more for thirty consecutive trading days.

(2)	The Company issued 365,222 warrants at a fair market value of $10.00 per warrant in conjunction with the issuance of the Series B. Each warrant entitles its holder to purchase at any time for a period of five years from July 12, 2000 one share of common stock at $15.00 per share, subject to certain adjustments. The warrants permit the holder to engage in a net exercise of the warrants if the fair market value of one share of common stock is greater than $15.00 per share on the date of exercise. Prior to the expiration date of the warrant, the holder may require the Company to redeem the warrant for cash at a price equal to $10.00 for each whole share of common stock that may be purchased under the warrant.

ITEM 6.    EXHIBITS

(a)	Exhibits

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: February 9, 2005	By /s/ Kirk W. Morton
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2005	By /s/ Phyllis C. Best
Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

EXHIBIT INDEX

Exhibit

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