Form 10-Q
period 2005-03-31
KEY TECHNOLOGY INC
filed 2005-05-13
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2005

or

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

The number of shares outstanding of the Registrant's common stock, no par value, on April 29, 2005 was 5,032,008 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2005

PART I.    FINANCIAL INFORMATION

PART II.   OTHER INFORMATION

SIGNATURES	23

EXHIBIT INDEX	24

PART I.     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND SEPTEMBER 30, 2004

	March 31,		September 30,
	2005		2004
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$10,860		$8,817
Trade accounts receivable, net	8,211		9,336
Inventories:
Raw materials	7,123		6,460
Work-in-process and sub-assemblies	6,261		4,749
Finished goods	2,643		2,424
Total inventories	16,027		13,633
Other current assets	3,861		3,216
Total current assets	38,959		35,002
Property, plant and equipment, net	4,778		5,046
Deferred income taxes	7		6
Investment in joint venture	1,544		1,914
Goodwill, net	2,524		2,524
Intangibles and other assets, net	7,452		8,022
Total	$55,264		$52,514

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,425		$1,599
Accrued payroll liabilities and commissions	3,849		3,781
Accrued customer support and warranty costs	1,323		1,283
Other accrued liabilities	2,922		2,007
Customers' deposits	3,837		2,536
Current portion of long-term debt and capital lease obligations	1,155		1,210
Current portion of mandatorily redeemable preferred stock	1,153		1,279
Current portion of warrants	304		316
Total current liabilities	16,968		14,011
Long-term debt and capital lease obligations	1,711		2,323
Deferred income taxes	266		136
Total shareholders' equity	36,319		36,044
Total	$55,264		$52,514

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

	2005		2004
		(in thousands, except per share data)

Net sales	$18,269		$20,761
Cost of sales	11,241		11,869
Gross profit	7,028		8,892
Operating expenses:
Sales and marketing	3,106		3,333
Research and development	1,176		1,497
General and administrative	2,003		2,042
Amortization of intangibles	333		331
Total operating expenses	6,618		7,203
Gain on sale of assets	8		6
Earnings from operations	418		1,695
Other income (expense)	(201)		(39)
Earnings before income taxes	217		1,656
Income tax expense	50		518
Net earnings	167		1,138
Assumed dividends on mandatorily redeemable preferred stock	(3)		(22)
Net earnings available to common shareholders	$164		$1,116

Earnings per share
- basic	$0.03		$0.23
- diluted	$0.03		$0.22

Shares used in per share calculations - basic	5,009		4,897

Shares used in per share calculations - diluted	5,191		5,285

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

	2005		2004
		(in thousands, except per share data)

Net sales	$32,840		$39,504
Cost of sales	20,507		23,557
Gross profit	12,333		15,947
Operating expenses:
Sales and marketing	6,137		6,654
Research and development	2,516		2,635
General and administrative	3,769		3,613
Amortization of intangibles	664		661
Total operating expenses	13,086		13,563
Gain on sale of assets	13		6
Earnings (loss) from operations	(740)		2,390
Other income	226		37
Earnings (loss) before income taxes	(514)		2,427
Income tax (benefit) expense	(239)		785
Net earnings (loss)	(275)		1,642
Assumed dividends on mandatorily redeemable preferred stock	-		(32)
Net earnings (loss) available to common shareholders	$(275)		$1,610

Earnings (loss) per share
- basic	$(0.06)		$0.33
- diluted	$(0.06)		$0.31

Shares used in per share calculations - basic	5,001		4,858

Shares used in per share calculations - diluted	5,001		5,227

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004

	2005		2004
		(in thousands)
Net cash provided by operating activities	$3,267		$1,800

Cash flows from investing activities:
Proceeds from sale of property	4		190
Additions to property, plant and equipment	(482)		(706)
Cash paid for acquired company, net of cash acquired	(332)		-
Net cash used in investing activities	(810)		(516)

Cash flows from financing activities:
Repayment of long-term debt	(698)		(561)
Redemption of preferred stock	(126)		(57)
Redemption of warrants	(12)		(36)
Proceeds from issuance of common stock	324		1,145
Net cash provided by (used in) financing activities	(512)		491

Effect of exchange rates on cash	98		96
Net increase in cash and cash equivalents	2,043		1,871
Cash and cash equivalents, beginning of the period	8,817		6,442
Cash and cash equivalents, end of the period	$10,860		$8,313

Supplemental information:
Cash paid during the period for interest	$91		$103
Cash paid (refunded) during the period for income taxes	$(50)		$161
Equipment obtained through lease financing	$-		$245

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three and six-month periods ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2005 and the results of its operations and its cash flows for the three and six-month periods ended March 31, 2005 and 2004.

In 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached consensus on issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. Issue No. 03-6 determined that for participating securities, the two-class method of computing basic earnings per share is required. Dividends must be calculated for the participating security on undistributed earnings and are a reduction in the net income available to common shareholders. The Company’s Series B mandatorily redeemable preferred stock is a participating security as it has the right to dividends should dividends be declared on common stock. Assumed dividends on undistributed earnings are allocated as if the entire net income were distributed and based on the relationship of the weighted average number of common shares outstanding and the weighted average number of common shares outstanding if the preferred stock were converted into common. As required by the consensus, prior periods have been restated.

2.	Acquisitions

Effective February 10, 2005, the Company acquired all the outstanding stock of Freshline Machines Pty. Ltd. (“Freshline”). The purchase price, including acquisition costs, was approximately $1,477,000. The purchase agreement also provides for contingent payments if Freshline’s gross revenues in the twelve month period subsequent to acquisition exceed specific targets. The maximum contingent purchase price under these contingencies is $700,000. Of the original $1,477,000 purchase price, approximately $727,000 was paid subsequent to March 31, 2005 and is reflected in other current liabilities at the end of the second quarter. The Company paid the cash purchase price from cash on hand.

The acquisition was accounted for as a purchase and Freshline’s results of operation for the period subsequent to the acquisition have been included in the Company’s Consolidated Statements of Operations for the periods ending March 31, 2005. The purchase price has been allocated to the assets and liabilities of Freshline based on their estimated fair values. Based on the estimates, the Company recorded approximately $152,000 of Patents / developed technologies, which is being amortized on a straight-line basis over 10 years, as the product lines associated with these assets are expected to continue to generate revenues for an extended period of time. Assets and liabilities acquired were as follows (in thousands):

Fair value of assets acquired
Tangible assets	$1,041
Note receivable from previous owner	672
Patents / developed technologies	152
Liabilities assumed	(806)
Cash paid for common stock, less cash acquired of $418	(332)
Accrued purchase price	$727
The note receivable from the previous owner of Freshline was re-paid prior to March 31, 2005. In addition, the Company entered into the following two agreements with the previous owner: (1) A one year rental, with a one-year renewal option, of the building where Freshline is currently operating. The building is approximately 14,500 square feet of combined manufacturing and office space; (2) A two-year consulting agreement.

3.	Stock Compensation

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Net earnings (loss), as reported	$167	$1,138	$(275)	$1,642
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(80)	$(163)	(154)	$(297)
Pro forma net earnings (loss)	$87	$975	$(429)	$1,345

Earnings (loss) per share:
Basic - as reported	$0.03	$0.23	$(0.06)	$0.33
Basic - pro forma	$0.02	$0.20	$(0.09)	$0.27

Diluted - as reported	$0.03	$0.22	$(0.06)	$0.31
Diluted - pro forma	$0.02	$0.19	$(0.09)	$0.26

During the six-month period ending March 31, 2005, the Company granted 25,000 options. The weighted average fair value of the options granted, using the Black-Scholes methodology, was $5.43 per share. The total value of these options was $136,000, which will be amortized over the one-year vesting period. These options expire in February 2015.

4.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended March 31, 2005			For the three months ended March 31, 2004
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Net earnings from continuing operations	$167			$1,138
Less: Assumed dividends on mandatorily redeemable preferred stock	(3)			(22)
Basic EPS:
Net earnings available to common shareholders	164	5,009	$0.03	1,116	4,897	$0.23
Effect of dilutive securities:
Common stock options		101			293
Mandatorily redeemable preferred stock	3	81		22	95
Diluted EPS:
Earnings available to common shareholders plus assumed conversions	$167	5,191	$0.03	$1,138	5,285	$0.22

	For the six months ended March 31, 2005			For the six months ended March 31, 2004
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Net earnings (loss) from continuing operations	$(275)			$1,642
Less: Assumed dividends on mandatorily redeemable preferred stock	-			(32)
Basic EPS:
Net earnings (loss) available to common shareholders	(275)	5,001	$(0.06)	1,610	4,858	$0.33
Effect of dilutive securities:
Common stock options		-		-	271
Mandatorily redeemable preferred stock	-	-		32	98
Diluted EPS:
Earnings (loss) available to common shareholders plus assumed conversions	$(275)	5,001	$(0.06)	$1,642	5,227	$0.31

The weighted average number of diluted shares includes only potential common shares that are not anti-dilutive to reported EPS. The following potential common shares were not included in the EPS calculations as they were anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Common shares from:
Assumed exercise of stock options	288,300	160,300	715,126	185,300
Assumed conversion of preferred stock	-	-	76,891	-
Assumed conversion of warrants	30,351	31,985	30,351	31,985

5.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.

6.	Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended
	March 31, 2005	March 31, 2004
Components of comprehensive income:
Net earnings	$167	$1,138
Other comprehensive income -
foreign currency translation adjustment, net of tax	(83)	(62)
Total comprehensive income	$84	$1,076

	Six months ended
	March 31, 2005	March 31, 2004
Components of comprehensive income (loss):
Net earnings (loss)	$(275)	$1,642
Other comprehensive income -
foreign currency translation adjustment, net of tax	197	195
Total comprehensive income (loss)	$(78)	$1,837

7.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2005 and 2004 (in thousands) is as follows:

	Six months ended
	March 31, 2005	March 31, 2004
Beginning balance	$889	$837
Warranty costs incurred	(901)	(790)
Warranty expense accrued	850	681
Translation adjustments	11	10
Ending balance	$849	$738

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

Bank guarantees and letters of credit

At March 31, 2005, the Company’s European subsidiary had approximately $196,000 of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects down payments prior to order fulfillment. The down payments received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees occur in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. At March 31, 2005, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $275,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

8.	Future accounting changes

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is effective for the Company on October 1, 2005. This Statement requires the Company to measure and expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and amends the disclosure requirements related to awards of equity instruments. Beginning October 1, 2005, the Company will begin expensing the cost of equity instruments awarded as part of the Employees’ Stock Incentive Plan and Employee Stock Purchase Plan over the requisite service period related to such awards. The Company has elected to implement this new standard under the modified prospective application. Under the modified prospective application, the Company will expense the cost of new or modified awards over the requisite service period and the cost of previous awards for the requisite service period remaining after October 1, 2005. Until October 1, 2005, the Company will continue to account for share-based payments under APB No. 25 and continue to include the applicable disclosures. (See Note 3.)

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement is effective October 1, 2005. The Company does not believe SFAS No. 151 will have a material effect on its financial position or results of operations.

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

Overview

General

The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality. These systems integrate electro-optical automated inspection and sorting systems with process systems which include specialized conveying and preparation systems. The Company provides parts and service for each of its product lines to customers throughout the world. Industries served include food processing, and non-food and industrial applications such as tobacco, plastics, and pharmaceuticals. The Company maintains three domestic manufacturing facilities, a European manufacturing facility located in The Netherlands, and an Australian-based manufacturing facility. The Company markets its products directly and through independent sales representatives.

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

Current Period

The Company’s second quarter results were not unexpected given the low backlog coming into the quarter. Gross margin was negatively affected by product mix and by relatively light utilization of manufacturing capacity. Operating expenses were in line with expectations and the Company continues to believe that expenses are at an appropriate level given the outlook for the second half of the fiscal year.

New orders received during the second quarter were $24.5 million, compared to $19.8 million in the same period last year, an increase of 23%. Orders increased in all three of the Company’s product groups, with parts and service up 32% compared to the year-ago quarter and both automated inspection and process systems up approximately 20%. Order volume for the quarter was the Company’s second highest quarterly total, exceeded only by orders in the second quarter of fiscal 2003. The Company’s backlog at the end of the quarter was $21.6 million compared to $18.7 million one year ago and $14.9 million at the beginning of the second quarter.

The Company enters the third quarter with one of the highest backlogs in the Company’s history, positioning it well for the third quarter of the fiscal year. The Company is pleased that its continued focus on the parts and service portion of the business was rewarded with very strong growth in orders during the second quarter.

In addition, the Company is encouraged by its customers’ positive reaction to the recent acquisition of Freshline Machines and the introduction of Raptor Laser Technology during the second quarter of 2005. The Company believes that both of these strategic initiatives will contribute to the Company’s future growth.

Operating expenses for the second quarter of fiscal 2005 of $6.6 million showed a significant improvement over spending levels in the second quarter of fiscal 2004 which were $7.2 million. During the fourth quarter of 2004, the Company reduced its workforce to bring its costs more in line with its current sales and marketing outlook. The reduction in workforce, combined with reduced commissions on lower sales, accounts for the reduced spending.

During the quarter, the Company’s cash position was reduced by $465,000 and its inventories increased by $1.2 million. The Company’s cash position is still quite strong at $10.9 million and its debt level remains low at $2.9 million.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United

States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At March 31, 2005, the Company had deferred $1.3 million of revenue compared to $0.7 million deferred at September 30, 2004.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of March 31, 2005, the balance sheet included allowances for doubtful accounts of $539,000. Actual charges to the allowance for doubtful accounts for the six-month periods ended March 31, 2005 and 2004 were $27,000 and $101,000, respectively. Accruals for bad debt expense for the six-month periods ended March 31, 2005 and 2004 were ($80,000) and $30,000, respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings. Deterioration in receivables could also adversely affect the borrowing base available under the Company’s credit facilities.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At March 31, 2005, cumulative inventory adjustments to lower of cost or market totaled $2.9 million compared to $3.0 million as of September 30, 2004. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, a decrease to gross margins, and could adversely affect the borrowing base available under the Company’s credit facilities.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of March 31, 2005, the Company held $15.7 million of property, plant and equipment, investments in joint ventures, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period, and may affect the Company’s ability to meet the tangible net worth covenant of its credit facilities.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components, and therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of March 31, 2005, the balance sheet included warranty reserves of $849,000, while $901,000 of warranty charges were incurred during the six-month period then ended, compared to warranty reserves of $738,000 as of March 31, 2004 and warranty charges of $790,000 for the six-month period then ended. If the Company’s actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at March 31, 2005 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient net income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2005, 2004, and 2003, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In October 2004, the American Jobs Creation Act of 2004 was enacted. The Company believes this legislation will not affect its ability to utilize its deferred tax assets. In addition, this legislation phases out the Extra Territorial Income Exclusion (“ETI”) beginning January 1, 2005 through December 31, 2006. The ETI exclusion reduced the Company’s effective tax rate by 2.8% in 2004. The legislation also provides for a new deduction for manufacturing income, which phases in beginning in the Company’s 2006 fiscal year through 2010. Although final regulations have not been written for the new manufacturing income deduction, the Company anticipates that this deduction will largely, if not completely, offset the loss of the ETI exclusion. However, the effects in individual fiscal years during the phase-in periods may vary and increase the Company’s effective tax rate during these periods. The Company does not believe that other provisions of the new legislation will have a material effect on the Company’s income taxes.

Results of Operations

For the three months ended March 31, 2005 and 2004

Net sales reported decreased 12% to $18.3 million for the three-month period ended March 31, 2005 from $20.8 million recorded in the corresponding quarter last year. International net sales in the first quarter were $9.9 million compared to $6.1 million for the corresponding quarter in 2004. While automated inspection systems has had a slow start this year, both process systems and parts and service had strong second quarter sales and significantly exceeded last year’s second quarter performance.

New orders received during the second quarter of fiscal 2005 totaled $24.5 million, an increase of 23.2% from $19.8 million for the corresponding period in fiscal 2004. International orders were $11.0 million compared to $7.7 million for the corresponding quarter of 2004. Orders for the second quarter of 2005 compared to the prior year second quarter show an increase in all product lines. Within the automated inspection systems product line, Tegra orders were down from last year, while orders for Optyx, Prism and Tobacco Sorters all showed significant increases. All major product areas in the process systems product line showed increases over last year. In addition, the Freshline acquisition contributed modestly to process systems orders for the quarter. Parts and service continues to perform strongly.

The Company’s backlog at the close of the March 31, 2005 quarter totaled $21.6 million, a 15.9% increase from a backlog of $18.7 million at the same time last year. Backlog for automated inspection systems was down 3% from last year and represented 42% of total backlog. Processing systems and parts and service backlog increased 23% and 81% respectively over last year and represented 42% and 16% of total backlog.

Gross profit for the second quarter of fiscal 2005 was $7.0 million compared to $8.9 million in the corresponding quarter last year, or 38.5% and 42.8% of net sales, respectively. The decrease in sales volume in the current quarter compared to the prior year quarter, the resulting manufacturing resource underutilization and a less favorable product mix account for the dollar and percent of sales decrease. The prior year second quarter had higher automated inspection system sales, which have higher gross margins.

Operating expenses decreased by $0.6 million, or 8.1%, in the second quarter of 2005 to $6.6 million from $7.2 million in the 2004 second quarter. Decreases in the second quarter operating expenses compared to the same period last year included the impact of the reduction in workforce taken in the fourth quarter of 2004 combined with lower commission expense on the reduced sales level.

Other income (expense) for the second quarter of 2005 was a net expense of $201,000 compared to a net expense of $39,000 for the same period in 2004. The second quarter of 2005 included a charge of $202,000, which represents the Company’s share in the loss for the InspX joint venture.

The Company reported net earnings of $167,000, or $0.03 per diluted share, for the second quarter of fiscal 2005 compared to net earnings of $1,138,000, or $0.22 per diluted share, in the corresponding quarter last year.

For the six months ended March 31, 2005 and 2004

Net sales reported were $32.8 million for the six months ended March 31, 2005, a decrease of 16.9% from the sales reported for the corresponding period in 2004 of $39.5 million. International net sales in the first half of fiscal 2005 were $18.0 million compared to $13.8 million for the first half of 2004. Automated inspection systems sales were significantly lower than the prior year. Process systems sales were down slightly, but essentially flat, while parts and service showed a significant increase.

New orders received during the first six months of 2005 totaled $41.0 million, as increase of 8.4% over $37.9 million received in the first six months of 2004. International orders were $19.4 million compared to $16.6 million for the first half of 2004. Within the automated inspection systems product line, orders for both Tegra and Tobacco

Sorters were down significantly while Prism orders showed a significant increase. Orders for process systems and for parts and service were up nicely with process systems showing increases in every category.

Gross profit for the first six months of 2005 was $12.3 million compared to $15.9 million for the corresponding period in 2004, or 37.6% and 40.4% respectively. The lower sales volume in the first six months of 2005, the resulting underutilization of manufacturing resources and a less favorable product mix account for the lower gross profit in both dollar and percentage terms.

Operating expenses for the first six months of 2005 decreased by $0.5 million, or 3.5%, to $13.1 million from $13.6 million in the corresponding period for 2004. The decrease was due primarily to the impact of the reduction in workforce taken in the fourth quarter of 2004, as well as lower commission costs on reduced sales volume. The general administrative component of operating expenses was $3.8 million compared to $3.6 million for the first six months of 2004. The increase was due to costs incurred in connection with an unsuccessful acquisition.

Other income increased by $189,000 to $226,000 in the first six months of 2005 compared to $37,000 in the corresponding period of 2004. During the period, the Company received $500,000 related to the resolution of a dispute with a licensee over a breach of the license agreement. Also during the period, the Company booked a loss of $370,000 related to its InspX joint venture.

The Company reported a net loss of $275,000, or $0.06 per diluted share, for the most recent six-month period compared to net earnings of $1,642,000, or $0.31 per diluted share for the corresponding period in 2004.

Liquidity and Capital Resources

For the six months ended March 31, 2005, net cash provided by operating activities totaled $3.3 million. Cash flow from operating activities was derived from net earnings before non-cash expenses, such as depreciation and amortization, of $1.5 million plus changes in non-cash working capital of $1.8 million. The primary sources of cash from the other components of working capital were a $1.7 million reduction in accounts receivable, as collections for the period were greater than customer billings, a $0.9 million increase in cash received for customer deposits as backlog increased during the period and a $0.7 million increase in accounts payable associated primarily with inventory purchases. These were offset by $1.8 million of cash used for increases in inventory.

Cash flow from operating activities in the first six months of fiscal 2005 was $1.5 million higher than in the same period of fiscal 2004. During the first six months of 2005, non-cash working capital decreased by $1.8 million, while for the same period in 2004, non-cash working capital increased $2.2 million, a swing of $4.0 million. This was offset in part by the impact of a net loss in the first six months of 2005 of $0.3 million compared to net earnings in the corresponding period of 2004 of $1.6 million. Additionally, during the first six months of 2004, the Company was able to utilize tax net operating loss carryovers, reducing the deferred tax asset by $0.7 million.

Net cash used in investing activities was $0.8 million in the six-month period ended March 31, 2005 and $0.5 million in the comparable period a year ago. Expenditures during the first six months of 2005 were for capital equipment as well as a portion of the Company’s investment in Freshline Machines. At March 31, 2005, the Company had an accrued outstanding liability on the Freshline acquisition of $0.7 million, which has subsequently been paid. During the first six months of 2004, expenditures were for capital equipment net of proceeds received on disposals.

Net cash used in financing activities during the six-month period ended March 31, 2005 totaled $0.5 million, reflecting repayments of long-term debt plus redemption of preferred stock and warrants totaling $0.8 million offset by proceeds from issuance of common stock of $0.3 million. This compares to net cash flows provided in financing activities of $0.5 million for the same period in the prior year, consisting of proceeds from issuance of common stock of $1.1 million offset by repayments of long term debt plus redemption of preferred stock and warrants totaling $0.6 million.

The Company’s domestic credit facility provides a credit accommodation totaling $12.0 million in the United States consisting of a term loan of $2.0 million and a revolving credit facility of up to the lesser of $10.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories. The revolving credit facility was renewed subsequent to the end of the second quarter and matures in April 2006. The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007. The term loan bears interest at the Wall Street Journal prime rate, which was 5.75% at March 31, 2005. The revolving credit facility bears interest, at the Company’s option, of either the Wall Street Journal prime rate less 1.5% or a LIBOR based rate. The rate was 4.25% at March 31, 2005. The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants that require the maintenance of a defined debt ratio, minimum working capital and current ratio, and minimum profitability. The credit facility also restricts the payment of dividends. At March 31, 2005, the Company was in compliance with all loan covenants and had an available borrowing base of approximately $7.2 million under the revolving credit facility. At March 31, 2005, borrowings under the term loan were $2.0 million and there were no borrowings outstanding under the revolving credit facility. At March 31, 2004, borrowings under the term loan were $2.8 million. There were no borrowings outstanding under the revolving credit facility at March 31, 2004.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.9 million and includes term loans of $667,000, an operating line of the lesser of $1.9 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.3 million. The term loans require quarterly principal payments of $40,000 and mature in October 2006 and August 2012. The term loans are secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%, which at March 31, 2005 was 4.75%. Interest rates on the term loans are subject to annual renegotiation. At March 31, 2005, the Company had borrowings under this facility of approximately $667,000 in term loans, and had received bank guarantees of $196,000 under this agreement.

Outstanding Series B Convertible Preferred stock totaled 115,337 shares as of March 31, 2005, and outstanding warrants totaled 30,351. Preferred stock and warrants are redeemable upon demand and will require $1.5 million from cash flow when presented. Presentments for preferred stock and warrant redemptions have slowed considerably, and therefore the Company expects to fund future redemptions from operating cash flows. These securities are required to be redeemed or converted to common shares by July 2005.

The Company’s continuing contractual obligations and commercial commitments existing on March 31, 2005 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-term debt *	$2,667	$959	$1,400	$130	$178
Capital lease obligations	199	196	3	-	-
Operating leases	10,440	1,579	2,831	2,052	3,978
Warrant redemption obligations	304	304	-	-	-
Series B redemption obligations	1,153	1,153	-	-	-
Total contractual cash obligations	$14,763	$4,191	$4,234	$2,182	$4,156

* Includes the revolving credit line, term loan and mortgage payments on the Company’s owned facility in Europe.

The Company anticipates that the future cash flows from operations along with currently available operating credit lines will be sufficient to fund the current year’s cash needs. At March 31, 2005, the Company had standby letters of credit totaling $0.8 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with “special purpose entities.”

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At March 31, 2005, the Company was not a party to any currency hedging transaction. As of March 31, 2005, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $208,000 on an annual basis as a result of converted cash, accounts receivable and sales or other contracts denominated in foreign currencies.

During the six-month period ended March 31, 2005, the Euro gained a net of 4% in value, ranging between a 3% and 8% gain for the period, against the U.S. dollar. The effect of the weaker dollar on the operations and financial results of the Company were:

•
Translation adjustments of $197,000, net of income tax, were recognized as a component of comprehensive income (loss) as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty. Ltd. and Freshline Machines Pty. Ltd., and the Peso balance sheet of Productos Key Mexicana

•
Foreign exchange gains of $25,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European, Australian and Mexican operations.

A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales. The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate between minus 150 and plus 175 basis points. At March 31, 2005, the Company had $2.0 million of borrowings which had variable interest rates. During the quarter then ended, interest on its various variable rate credit facilities varied from 4.25% and 5.75%. At March 31, 2005, the rate was 5.75% on its term loan, 4.25% on its domestic credit facility and 4.75% on its European credit facility. As of March 31, 2005, management estimates that a 100 basis point change in the interest rates would affect net income before taxes by approximately $20,000 on an annual basis.

ITEM 4.    CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have evaluated the disclosure controls and procedures relating to the Company at March 31, 2005 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended March 31, 2005 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Mandatorily Redeemable Series B Convertible Preferred Stock (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2005	0	-	-
February 1 - 28, 2005	7,992	$10	-
March 1 - 31, 2005	1,300	$10	-
Total	9,292			115,337

Warrants (2)

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2005	168	$10	-
February 1 - 28, 2005	548	$10	-
March 1 - 31, 2005	212	$10	-
Total	928			30,351

(1)
The Company issued 1,340,366 shares of Series B convertible preferred stock (“Series B”) at a price of $8.60 per share in conjunction with the acquisition of Advanced Machine Vision Corporation on July 12, 2000. Each share of Series B, par value of $0.01 per share, may be converted into 2/3 of a share of common stock. The Series B is convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets. The holders of Series B may require the Company to repurchase any or all of their shares at any time after July 12, 2002 at the redemption price of $10.00. If not converted to common stock or redeemed at the option of the Series B holder after July 12, 2002, the Company must redeem the Series B for $10.00 per share on July 11, 2005. The redemption date may be accelerated if the average closing price of Key Technology common stock, as listed on the Nasdaq National Market, is $15.00 or more for thirty consecutive trading days.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on February 2, 2005. Voting shareholders took the following actions at the meeting:

1.	The shareholders voted to elect the following nominees to the Company’s Board of Directors:

	Votes For	Votes Withheld
Thomas C. Madsen	4,621,473	17,947
Kirk W. Morton	4,620,421	18,938

There were no broker non-votes.

Other directors whose terms of office as a director continued after the meeting are as follows:

Michael L. Shannon
Donald A. Washburn
John E. Pelo
Charles H. Stonecipher

ITEM 6.    EXHIBITS

10.22	Second Amendment to Loan Agreement dated March 31, 2005 between Registrant and Banner Bank

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: May 13, 2005	By /s/ Kirk W. Morton
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2005	By /s/ Ronald W. Burgess
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE SIX MONTHS ENDED MARCH 31, 2005

EXHIBIT INDEX

Exhibit

10.22	Second Amendment to Loan Agreement dated March 31, 2005 between Registrant and Banner Bank

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002