Form 10-Q
period 2005-06-30
KEY TECHNOLOGY INC
filed 2005-08-12
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2005

or

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

The number of shares outstanding of the Registrant's common stock, no par value, on July 29, 2005 was 5,085,824 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2005

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6.	Exhibits	22

SIGNATURES	23

EXHIBIT INDEX	24

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND SEPTEMBER 30, 2004

	June 30,		September 30,
	2005		2004
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,158		$8,817
Trade accounts receivable, net	10,720		9,336
Inventories:
Raw materials	6,574		6,460
Work-in-process and sub-assemblies	4,880		4,749
Finished goods	3,695		2,424
Total inventories	15,149		13,633
Deferred income taxes	2,217		2,119
Other current assets	1,616		1,097
Total current assets	42,860		35,002
Property, plant and equipment, net	4,387		5,046
Deferred income taxes	10		6
Investment in joint venture	1,420		1,914
Goodwill, net	2,524		2,524
Intangibles and other assets, net	7,080		8,022
Total	$58,281		$52,514

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,621		$1,599
Accrued payroll liabilities and commissions	3,860		3,781
Accrued customer support and warranty costs	1,388		1,283
Other accrued liabilities	2,837		2,007
Customers' deposits	3,784		2,536
Current portion of long-term debt and capital lease obligations	1,148		1,210
Current portion of mandatorily redeemable preferred stock	1,124		1,279
Current portion of warrants	255		316
Total current liabilities	17,017		14,011
Long-term debt and capital lease obligations	1,439		2,323
Deferred income taxes	840		136
Total shareholders' equity	38,985		36,044
Total	$58,281		$52,514

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
	(in thousands, except per share data)

Net sales	$25,917	$22,170
Cost of sales	14,732	11,954
Gross profit	11,185	10,216
Operating expenses:
Sales and marketing	3,395	3,458
Research and development	1,186	1,545
General and administrative	2,052	2,026
Amortization of intangibles	334	331
Total operating expenses	6,967	7,360
Gain on sale of assets	15	-
Earnings from operations	4,233	2,856
Other expense	(140)	(3)
Earnings before income taxes	4,093	2,853
Income tax expense	1,384	845
Net earnings	2,709	2,008
Assumed dividends on mandatorily redeemable preferred stock	(40)	(37)
Net earnings available to common shareholders	$2,669	$1,971

Earnings per share
- basic	$0.53	$0.40
- diluted	$0.52	$0.38

Shares used in per share calculations - basic	5,037	4,947

Shares used in per share calculations - diluted	5,218	5,269

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

	2005	2004
	(in thousands, except per share data)

Net sales	$58,757	$61,674
Cost of sales	35,239	35,511
Gross profit	23,518	26,163
Operating expenses:
Sales and marketing	9,532	10,112
Research and development	3,702	4,180
General and administrative	5,821	5,639
Amortization of intangibles	998	992
Total operating expenses	20,053	20,923
Gain on sale of assets	28	6
Earnings from operations	3,493	5,246
Other income	86	34
Earnings before income taxes	3,579	5,280
Income tax expense	1,145	1,630
Net earnings	2,434	3,650
Assumed dividends on mandatorily redeemable preferred stock	(39)	(70)
Net earnings available to common shareholders	$2,395	$3,580

Earnings per share
- basic	$0.48	$0.73
- diluted	$0.47	$0.70

Shares used in per share calculations - basic	5,013	4,886

Shares used in per share calculations - diluted	5,201	5,223

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004

	2005		2004
		(in thousands)
Net cash provided by operating activities	$6,639		$3,746

Cash flows from investing activities:
Proceeds from sale of property	26		190
Additions to property, plant and equipment	(644)		(894)
Cash paid for acquired company, net of cash acquired	(1,059)		-
Net cash used in investing activities	(1,677)		(704)

Cash flows from financing activities:
Repayment of long-term debt	(935)		(815)
Redemption of preferred stock	(155)		(88)
Redemption of warrants	(61)		(39)
Proceeds from issuance of common stock	521		1,457
Net cash provided by (used in) financing activities	(630)		515

Effect of exchange rates on cash	9		372
Net increase in cash and cash equivalents	4,341		3,929
Cash and cash equivalents, beginning of the period	8,817		6,442
Cash and cash equivalents, end of the period	$13,158		$10,371

Supplemental information:
Cash paid during the period for interest	$139		$154
Cash paid during the period for income taxes	$27		$993
Equipment obtained through lease financing	$-		$245
Depreciation and amortization	$2,369		$2,370

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2004. The results of operations for the three and nine-month periods ended June 30, 2005 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2005 and the results of its operations and its cash flows for the three and nine-month periods ended June 30, 2005 and 2004.

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

The acquisition was accounted for as a purchase and Freshline’s results of operation for the period subsequent to the acquisition have been included in the Company’s Consolidated Statements of Operations for the periods ending June 30, 2005. The purchase price has been allocated to the assets and liabilities of Freshline based on their estimated fair values. Based on the estimates, the Company recorded approximately $152,000 of Patents / developed technologies, which is being amortized on a straight-line basis over 10 years, as the product lines associated with these assets are expected to continue to generate revenues for an extended period of time. Assets and liabilities acquired were as follows (in thousands):

Fair value of assets acquired
Tangible assets	$1,041
Note receivable from previous owner	672
Patents / developed technologies	152
Liabilities assumed	(806)
Cash paid for common stock, less cash acquired of $418	$1,059

The note receivable from Freshline’s previous owner was re-paid in March 2005. In addition, the Company entered into the following two agreements with the previous owner: (1) A one year rental, with a one-year

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

renewal option, of the building where Freshline is currently operating. The building is approximately 14,500 square feet of combined manufacturing and office space; (2) A two-year consulting agreement.

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Net earnings (loss), as reported	$2,709	$2,008	$(2,434)	$3,650
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72)	$(180)	(226)	$(477)
Pro forma net earnings (loss)	$2,637	$975	$2,208	$3,173

Earnings (loss) per share:
Basic - as reported	$0.53	$0.40	$(0.48)	$0.73
Basic - pro forma	$0.52	$0.37	$(0.43)	$0.64

Diluted - as reported	$0.52	$0.38	$(0.47)	$0.70
Diluted - pro forma	$0.51	$0.35	$(0.43)	$0.61

During the nine-month period ended June 30, 2005, the Company granted options to purchase 25,000 shares of common stock. The weighted average fair value of the options granted, using the Black-Scholes methodology, was $5.43 per share. The total value of these options was $136,000, which will be amortized over the one-year vesting period. These options expire in February 2015.

4.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended June 30, 2005			For the three months ended June 30, 2004
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Net earnings from continuing operations	$2,709			$2,008
Less: Assumed dividends on mandatorily redeemable preferred stock	(40)			(37)
Basic EPS:
Net earnings available to common shareholders	2,669	5,037	$0.53	1,971	4,947	$0.40
Effect of dilutive securities:
Common stock options		105			231
Mandatorily redeemable preferred stock	40	76		37	91
Diluted EPS:
Earnings available to common shareholders plus assumed conversions	$2,709	5,218	$0.52	$2,008	5,269	$0.38

	For the nine months ended June 30, 2005			For the nine months ended June 30, 2004
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Net earnings from continuing operations	$2,434			$3,650
Less: Assumed dividends on mandatorily redeemable preferred stock	(39)			(70)
Basic EPS:
Net earnings available to common shareholders	2,395	5,013	$0.48	3,580	4,886	$0.73
Effect of dilutive securities:
Common stock options		107		-	241
Mandatorily redeemable preferred stock	39	81		70	96
Diluted EPS:
Earnings available to common shareholders plus assumed conversions	$2,434	5,201	$0.47	$3,650	5,223	$0.70

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The weighted average number of diluted shares includes only potential common shares that are not anti-dilutive to reported EPS. The following potential common shares were not included in the EPS calculations as they were anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Common shares from:
Assumed exercise of stock options	259,000	183,600	279,000	183,600
Assumed conversion of warrants	25,466	31,671	25,466	31,671

5.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.

6.	Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended
	June 30, 2005	June 30, 2004
Components of comprehensive income:
Net earnings	$2,709	$2,008
Other comprehensive income -
foreign currency translation adjustment, net of tax	(240)	(56)
Total comprehensive income	$2,469	$1,952

	Nine months ended
	June 30, 2005	June 30, 2004
Components of comprehensive income:
Net earnings	$2,434	$3,650
Other comprehensive income -
foreign currency translation adjustment, net of tax	(43)	139
Total comprehensive income	$2,391	$3,789

7.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2005 and 2004 (in thousands) is as follows:

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	Nine months ended
	June 30, 2005	June 30, 2004
Beginning balance	$889	$837
Warranty costs incurred	(1,321)	(1,243)
Warranty expense accrued	1,283	1,156
Translation adjustments	(1)	10
Ending balance	$850	$760

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

Bank guarantees and letters of credit

At June 30, 2005, the Company’s European subsidiary had approximately $1.2 million of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment. The customer deposits received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. In addition, at June 30, 2005, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $275,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Overview

General

The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality. These systems integrate electro-optical automated inspection and sorting systems with process systems that include specialized conveying and preparation systems. The Company provides parts and service for each of its product lines to customers throughout the world. Industries served include food processing and industrial applications such as tobacco, plastics, and pharmaceuticals. The Company maintains three domestic manufacturing facilities, a European manufacturing facility located in The Netherlands, and an Australian manufacturing facility. The Company markets its products directly and through independent sales representatives.

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

Current Period

The Company’s third quarter results benefited from the high backlog coming into the quarter and the Company’s solid performance throughout the quarter. Continued good order volume, coupled with good shipping performance, allowed the Company to deliver record sales for the quarter of $25.9 million compared to $22.2 million for the corresponding period last year. Operating expenses were in line with management’s expectations as the Company continues to align overall spending levels, as well as spending by category, with its growth initiatives.

New orders received during the third quarter were $19.7 million, compared to $15.9 million in the corresponding quarter last year, an increase of 23.6%. New orders were up significantly at 78% over last year in the process systems product family, while orders for automated inspection systems were up almost 17%. Parts and service orders were down less than 1.6% from last year. From an orders standpoint, the third quarter of 2005 was the second highest third quarter in Company history, exceeded only by orders in the third quarter of fiscal 2002, which were $21.2 million.

The Company enters the fourth quarter of fiscal 2005 with total backlog at $15.4 million as compared to a backlog of $12.7 million entering the fourth quarter of fiscal 2004. The distribution of the backlog across the product lines is 33.7% for automated inspection systems, 38.9% for process systems, and 27.4% for parts and service. The parts and service backlog includes a number of upgrade projects that will be installed in the fourth quarter of fiscal 2005.

The Company is encouraged by customer reaction to the Raptor Laser Technology which was introduced during the Company’s second quarter. The Company believes the Freshline Machines product line, acquired during the second quarter, remains an attractive market opportunity, although the ramp up of orders is at a slower pace than initially expected.

Operating expenses for the third quarter of fiscal 2005 of $7.0 million were a 5.3% reduction from the $7.4 million spending level in the third quarter of fiscal 2004. The lower spending level for the quarter was due primarily to planned decreases in research and development project costs as recently developed products transition to commercialization.

During the third quarter of fiscal 2005, the Company’s cash position increased by $2.3 million. The Company’s cash position is quite strong at $13.2 million and its debt level remains low at $2.6 million.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced few sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At June 30, 2005, the Company had deferred $2.5 million of revenue compared to $0.7 million deferred at September 30, 2004.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include customer satisfaction and general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of June 30, 2005, the balance sheet included allowances for doubtful accounts of $490,000. Actual charges to the allowance for doubtful accounts for the nine-month periods ended June 30, 2005 and 2004 were $30,000 and $85,000, respectively. Accruals for bad debt expense for the nine-month periods ended June 30, 2005 and 2004 were ($108,000) and $96,000, respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At June 30, 2005, cumulative inventory adjustments to lower of cost or market totaled $2.9 million compared to $3.0 million as of September 30, 2004. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of June 30, 2005, the Company held $14.9 million of property, plant and equipment, investments in joint ventures, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components, and therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of June 30, 2005, the balance sheet included warranty reserves of $850,000, while $1.3 million of warranty charges were incurred during the nine-month period then ended, compared to warranty reserves of $760,000 as of June 30, 2004 and warranty charges of $1.2 million for the nine-month period then ended. If the Company’s actual warranty costs are higher than estimates, warranty plan coverages are adversely varied, or estimates are adversely adjusted in future periods, reserves for warranty would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at June 30, 2005 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2005, 2004, and 2003, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Results of Operations

For the three months ended June 30, 2005 and 2004

Net sales increased 16.9% to $25.9 million for the three-month period ended June 30, 2005 from $22.2 million in the corresponding quarter last year. International net sales in the third quarter were $11.0 million compared to $9.9 million for the corresponding quarter in 2004.

New orders received during the third quarter of fiscal 2005 totaled $19.7 million, an increase of 23.6% from $15.9 million for the corresponding period in fiscal 2004. New international orders were $10.4 million compared to $8.9 million for the corresponding quarter of 2004. Orders for the third quarter of 2005 compared to the 2004 third quarter increased for both automated inspection systems and process systems, while parts and service orders were down slightly. Within the automated inspection systems product line, Tegra orders were down from last year, while orders for Optyx, Prism and tobacco sorters all showed significant increases. All major product areas in the process systems product line showed increases over last year. In addition, the Freshline acquisition contributed modestly to process systems orders for the quarter.

The Company’s backlog at the close of the June 30, 2005 quarter totaled $15.4 million, a 21.9% increase from a backlog of $12.7 million at the same time last year. Backlog for automated inspection systems was down 13.3% from last year and represented 33.7% of total backlog. Processing systems and parts and service backlog increased 52.5% and 54.8%, respectively, over last year and represented 38.9% and 27.4%, respectively, of total backlog.

Gross profit for the third quarter of fiscal 2005 was $11.2 million compared to $10.2 million in the corresponding quarter last year, or 43.2% and 46.1% of net sales, respectively. The dollar increase in gross profit was driven by the overall increase in sales volume and the associated greater utilization of the Company’s manufacturing resources. The reduction in gross profit as a percent of sales was due to the lower margin process systems products representing a larger percentage of total sales.

Operating expenses decreased by $0.4 million, or 5.3%, in the third quarter of 2005 to $7.0 million from $7.4 million in the 2004 third quarter. Decreases in the third quarter operating expenses compared to the same period last year were due primarily to planned decreases in research and development project costs.

Other expense for the third quarter of 2005 was $140,000 compared to $3,000 for the same period in 2004. The third quarter of 2005 included a charge of $124,000, which represents the Company’s share in the loss of the InspX joint venture.

The Company reported net earnings of $2,709,000, or $0.52 per diluted share, for the third quarter of fiscal 2005 compared to net earnings of $2,008,000, or $0.38 per diluted share, in the corresponding quarter last year. The increase in net earnings was primarily due to increased sales and decreased operating expenses.

For the nine months ended June 30, 2005 and 2004

Net sales reported were $58.8 million for the nine months ended June 30, 2005, a decrease of 4.7% from the sales reported for the corresponding period in 2004 of $61.7 million. International net sales in the first nine months of fiscal 2005 were $29.0 million compared to $23.7 million for the first nine months of 2004. Because of the slow start in 2005, automated inspection systems nine-month sales remain lower than the prior year. Both process systems sales and parts and service sales increased over the prior year period.

New orders received during the first nine months of 2005 totaled $60.7 million, an increase of 12.9% over $53.8 million received in the first nine months of 2004. International orders were $29.8 million compared to $25.4 million for the first nine months of 2004. Within the automated inspection systems product line, orders for Tegra Sorters were down significantly while Prism orders showed a significant increase. Orders for process systems and for parts and service were up, with process systems showing increases in every category.

Gross profit for the first nine months of 2005 was $23.5 million compared to $26.2 million for the corresponding period in 2004, or 40.0% and 42.4% of net sales, respectively. The lower sales volume in the first nine months of 2005, the resulting underutilization of manufacturing resources and a less favorable product mix account for the lower gross profit in both dollar and percentage terms.

Operating expenses for the first nine months of 2005 decreased by $0.9 million, or 4.2%, to $20.1 million from $20.9 million in the corresponding period for 2004. The decrease was due to the effect of the reduction in workforce taken in the fourth quarter of 2004, the planned reduction in R&D spending, and lower commission costs. The general administrative component of operating expenses was $5.8 million compared to $5.6 million for the first nine months of 2004. The increase was due to costs incurred in connection with an abandoned acquisition as well as an increase in recruiting and relocation costs.

Other income increased by $52,000 to $86,000 in the first nine months of 2005 compared to $34,000 in the corresponding period of 2004. During the 2005 period, the Company received $500,000 related to the resolution of a dispute with a licensee over a breach of the license agreement. Also during the 2005 period, the Company recorded a loss of $493,000 related to its InspX joint venture.

The Company reported net earnings of $2,434,000, or $0.47 per diluted share, for the most recent nine-month period compared to net earnings of $3,650,000, or $0.70 per diluted share, for the corresponding period in 2004.

Liquidity and Capital Resources

For the nine months ended June 30, 2005, net cash provided by operating activities totaled $6.6 million. Cash flow from operating activities was derived from net earnings before non-cash expenses, such as depreciation and amortization, of $5.6 million plus changes in non-cash working capital of $1.0 million. The primary sources of cash from the other components of working capital were a $0.9 million increase in cash received for customer deposits as backlog increased during the period and a $1.6 million increase in accounts payable and other accrued liabilities associated primarily with inventory purchases and a $0.4 million increase in income taxes payable. These increases were offset by $1.2 million of cash used to purchase inventory and a $0.9 million increase in accounts receivable due to increased quarterly sales.

Cash flow from operating activities in the first nine months of fiscal 2005 was $2.9 million higher than in the same period of fiscal 2004. During the first nine months of 2005, non-cash working capital increased by $1.0 million, while for the same period in 2004, non-cash working capital decreased $2.7 million, a swing of $3.7 million. This increase was offset in part by the effect of net earnings in the first nine months of 2005 of $2.4 million compared to net earnings in the corresponding period of 2004 of $3.7 million.

Net cash used in investing activities was $1.7 million in the nine-month period ended June 30, 2005 and $0.7 million in the comparable period a year ago. Expenditures during the first nine months of 2005 were for capital equipment as well as the Company’s investment in Freshline Machines. During the first nine months of 2004, expenditures were for capital equipment net of proceeds received on disposals.

Net cash used in financing activities during the nine-month period ended June 30, 2005 totaled $0.6 million, reflecting repayments of long-term debt plus redemption of preferred stock and warrants totaling $1.2 million offset by proceeds from issuance of common stock of $0.5 million. This compares to net cash flows provided by financing activities of $0.5 million for the same period in the prior year, consisting of proceeds from issuance of common stock of $1.5 million offset by repayments of long term debt plus redemption of preferred stock and warrants totaling $0.9 million.

The Company’s domestic credit facility provides a credit accommodation totaling $11.8 million in the United States consisting of a term loan of $1.8 million and a revolving credit facility of up to $10.0 million. The revolving credit facility matures in April 2006. The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007. The term loan bears interest at The Wall Street Journal prime rate, which was 6.0% at June 30, 2005. The revolving credit facility bears interest, at the Company’s option, of either The Wall Street Journal prime rate less 1.5% or a LIBOR based rate. The rate was 4.50% at June 30, 2005. The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants that require the maintenance of a defined debt ratio, a fixed charge coverage ratio, and minimum profitability. The credit facility also restricts the payment of dividends. At June 30, 2005, the

Company was in compliance with all loan covenants. At June 30, 2005, borrowings under the term loan were $1.8 million and there were no borrowings outstanding under the revolving credit facility. At June 30, 2004, borrowings under the term loan were $2.6 million. There were no borrowings outstanding under the revolving credit facility at June 30, 2004.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.6 million and includes term loans of $585,000, an operating line of the lesser of $1.8 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million. The term loans require quarterly principal payments of $37,000 and mature in October 2006 and August 2012. The term loans are secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At June 30, 2005, the interest rate was 4.75%. Interest rates on the term loans are subject to annual renegotiation. At June 30, 2005, the Company had borrowings under this facility of approximately $585,000 in term loans, and had received bank guarantees of $1.2 million under this agreement.

Outstanding Series B Convertible Preferred stock totaled 112,419 shares as of June 30, 2005, and outstanding warrants totaled 25,466. Subsequent to the end of the third quarter, the Company has redeemed over 85% of these outstanding Series B preferred stock and warrants and paid the security holders from available cash.

The Company’s continuing contractual obligations and commercial commitments existing on June 30, 2005 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-term debt *	$2,385	$948	$1,165	$121	$151
Capital lease obligations	202	200	2	-	-
Operating leases	15,028	1,494	2,489	1,696	9,349
Warrant redemption obligations	255	255	-	-	-
Series B redemption obligations	1,124	1,124	-	-	-
Total contractual cash obligations	$18,994	$4,021	$3,656	$1,817	$9,500

*	Includes the revolving credit line, term loan and mortgage payments on the Company’s owned facility in Europe.

The Company anticipates that ongoing cash flows from operations along with currently available operating credit lines will be sufficient to fund the Company’s operating needs. At June 30, 2005, the Company had standby letters of credit totaling $1.8 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At June 30, 2005, the Company was not a party to any currency hedging transaction. As of June 30, 2005, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $129,000 on an annual basis as a result of converted cash, accounts receivable and sales or other contracts denominated in foreign currencies.

During the nine-month period ended June 30, 2005, the Euro lost a net of 3% in value, ranging between a 3% loss and an 8% gain for the period, against the U.S. dollar. The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of ($43,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty. Ltd. and Freshline Machines Pty. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $80,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European, Australian and Mexican operations.

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

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate between minus 150 and plus 175 basis points. At June 30, 2005, the Company had $1.8 million of borrowings which had variable interest rates. During the quarter then ended, interest on its various variable rate credit facilities varied from 4.50% and 6.00%. At June 30, 2005, the rate was 6.00% on its term loan, 4.50% on its domestic credit facility and 4.75% on its European credit facility. As of June 30, 2005, management estimates that a 100 basis point change in these interest rates would affect net income before taxes by approximately $18,000 on an annual basis.

ITEM 4.	CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and the Senior Vice President and Chief Financial Officer have evaluated the disclosure controls and procedures relating to the Company at June 30, 2005 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended June 30, 2005 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934. Subsequent to the end of the third quarter, the Company has redeemed over 85% of these outstanding Series B preferred stock and warrants and paid the security holders from available cash.

Issuer Purchases of Equity Securities

Mandatorily Redeemable Series B Convertible Preferred Stock (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2005	580	$10	-
May 1 - 31, 2005	1,003	$10	-
June 1 - 30, 2005	1,335	$10	-
Total	2,918			112,419

Warrants (2)

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2005	4,466	$10	-
May 1 - 31, 2005	12	$10	-
June 1 - 30, 2005	407	$10	-
Total	4,885			25,466

(1)
The Company issued 1,340,366 shares of Series B convertible preferred stock (“Series B”) at a price of $8.60 per share in conjunction with the acquisition of Advanced Machine Vision Corporation on July 12, 2000. Each share of Series B, par value of $0.01 per share, was able to be converted into 2/3 of a share of common stock. The Series B was convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets. The holders of Series B were able to require the Company to repurchase any or all of their shares at any time after July 12, 2002 at the redemption price of $10.00. If not converted to common stock or redeemed at the option of the Series B holder after July 12, 2002, the Company was required to redeem the Series B for $10.00 per share on July 11, 2005.

(2)
The Company issued 365,222 warrants at a fair market value of $10.00 per warrant in conjunction with the issuance of the Series B. Each warrant entitled its holder to purchase at any time for a period of five years from July 12, 2000 one share of common stock at $15.00 per share, subject to certain adjustments. The warrants permitted the holder to engage in a net exercise of the warrants if the fair market value of one share of common stock was greater than $15.00 per share on the date of exercise. Prior to the expiration date of the warrant, July 11, 2005, the holder may have required the Company to redeem the warrant for cash at a price equal to $10.00 for each whole share of common stock that may be purchased under the warrant.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: August 12, 2005	By	/s/ Kirk W. Morton
Kirk W. Morton
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2005	By	/s/ Ronald W. Burgess
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