Form 10-K
period 2005-09-30
KEY TECHNOLOGY INC
filed 2005-12-28
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
_____________________________________________

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2005

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____.

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
Common Stock, no par value

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act  Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [☐]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2005 (based on the last sale price of such shares) was approximately $41,208,275.

There were 5,353,909 shares of the Registrant's common stock outstanding on December 2, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant's Proxy Statement dated on or about January 6, 2006 prepared in connection with the Annual Meeting of Shareholders to be held on February 8, 2006 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2005 FORM 10-K

PART I

From time to time, Key Technology, Inc. (“Key” or the “Company”), through its management, may make forward-looking public statements with respect to the Company regarding, among other things, expected future revenues or earnings, projections, plans, future performance, product development and commercialization, and other estimates relating to the Company’s future operations. Forward-looking statements may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases or in oral statements made with the approval of an authorized executive officer of Key. The words or phrases “will likely result,” “are expected to,” “intends,” “is anticipated,” “estimates,” “believes,” “projects” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are subject to a number of risks and uncertainties. The Company cautions investors not to place undue reliance on its forward-looking statements, which speak only as to the date on which they are made. Key’s actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:
•	adverse economic conditions, particularly in the food processing industry, either globally or regionally, may adversely affect the Company's revenues;
•	competition and advances in technology may adversely affect sales and prices;
•	the Company's new products may not compete successfully in either existing or new markets;
•	the limited availability and possible cost fluctuations of materials used in the Company's products could adversely affect the Company's gross profits;
•	the inability to protect its intellectual property, especially as the Company expands geographically, may adversely affect the Company's competitive advantage; and
•
intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company or its customers by third parties may adversely affect the Company’s results of operations and its customer relations.

•	inadequate internal controls over financial reporting could result in an inability to accurately report the Company’s financial results.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 1.	BUSINESS.

General

The Company was founded in 1948 as a local producer of vegetable processing equipment. The Company has evolved into a worldwide supplier of process automation solutions to the food processing industry and other industries such as tobacco, plastics and pharmaceuticals. The present Company was incorporated in 1982 as a result of a management buyout of the predecessor organization.

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

Sales for the year ended September 30, 2005 were $80.3 million compared with $80.6 million for fiscal 2004. The Company reported net earnings for fiscal 2005 of $2.7 million, or $0.52 per diluted share, compared with net earnings of $3.7 million, or $0.71 per diluted share, for fiscal 2004. Export and international sales for the fiscal years ended September 30, 2005, 2004 and 2003 accounted for 52%, 44% and 50% of net sales in each such year, respectively.

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

The Company's strategy is to solve processing industry problems of high labor costs, inadequate yields and inconsistent quality and safety by providing automated inspection systems and process systems. The Company's process automation systems use advanced optical inspection technology to improve product yield (more of the good product recovered) and quality (higher percentage of defective product removed) over the manual sorting and defect removal methods historically used by food processors. In more developed markets, such as those in North America and Western Europe, the substitution of automated inspection for manual inspection is well underway. However, processors in these areas remain keenly interested in process yield and product quality improvements.

The largest markets for the Company's products have been processors of potatoes, vegetables, fruit and snack foods. The Company believes many additional applications for its systems exist in both food and non-food markets.

The principal potato market served by the Company's systems is french fries. French fries comprise approximately 90% of the over eight billion pounds of frozen potato products processed annually in the United States. The expansion of American-style fast food chains in other countries is resulting in development of the frozen french fry market overseas. Current investment in new french fry processing facilities has declined relative to historical levels, largely in response to changing consumer preferences. However, investments in process yield enhancement and in greater process throughputs from existing plants remain significant items for the Company and its customers in the potato market. The Company’s recent diversification strategies have resulted in less dependence on this industry although it continues to be a strategically important market.

The Company's products are used in the fruit and vegetable processing market where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable markets for the Company are green beans, corn, carrots, peas, onions, apples, pears, cranberries and peaches. In 2005, the Company expanded its product offerings for the fresh-cut produce market with the acquisition of Freshline Machines Pty. Ltd. (“Freshline”). The fresh-cut industry is one of the fastest growing sectors in the processed food industry and includes pre-prepared, ready-to-eat salads and vegetables, and fresh-cut fruit products for retail and food service markets. Freshline’s product line includes their core product, high volume automatic dryers, as well as a range of processing solutions from individual machines to large-scale production lines with automated control systems

The global food processing industry has been in a consolidation period and market conditions suggest further consolidation in the future. The Company believes the resulting food processing companies are financially stronger, yet are faced with the need to improve profitability while satisfying external pressures to hold or reduce prices for their own products and provide safer products to the consuming public. Since the Company’s equipment results in higher process yields, improved product quality and safety, as well as reduced processing costs, the Company believes these surviving companies will have increased interest in the Company’s products to satisfy these needs, allowing for expanded sales into the food processing industry in future years. Due to the seasonal nature of the food processing industry, the Company does experience some seasonality of orders and shipments. Orders and shipments to this industry in the Company’s first fiscal quarter of the year tend to be lower than during the Company’s other fiscal quarters. The growth in the Company’s parts and service business has somewhat lessened the impact of the seasonal nature of its equipment business. During fiscal 2005, the Company experienced relatively weak market demand for its products and services in its first fiscal quarter, extending a period of weakness that began in fiscal 2004. Demand for the Company’s products improved markedly beginning in its second fiscal quarter and held for the balance of the year due to improved market conditions and new product introductions by the Company.

Non-food Industries - Tobacco, Pharmaceuticals & Plastics

Processors in non-food industries also implement systems solutions to reduce costs, increase yields, and produce higher quality products that are safe for consumers.

The largest non-food processing market for the Company is the tobacco processing market. The Company’s products provide tobacco companies sorting capability to remove foreign matter from a stream of stripped tobacco. Although the Company experienced project deferrals in the Asian tobacco sector during fiscal 2004, the Company experienced a rebound in its business in the tobacco market during fiscal year 2005 with both domestic and international customers.

For fiscal 2005, the pharmaceutical, plastics and other non-food industries represent a relatively small share of the Company’s sales. However, to further its growth strategy, the Company is actively pursuing expansion into new markets, such as pharmaceutical, nutraceutical, plastics, and recycled paper and introduced several new products in fiscal 2005 for these markets. During its second fiscal quarter, the Company received its first customer order for its Vantyx™ inspection system - a product developed for inspection of blister-packed solid-dose pharmaceuticals. In its fourth fiscal quarter, the Company received its first customer order for a soft gel inspection system that was developed to address the inspection needs of the nutraceutical market. The Company believes market potential exists in the growing recycling industry where input process streams include a wide variety of mixed recyclable base materials, particularly in the recycling of plastics and paper, which form a large portion of the recycling market. During fiscal 2005, the Company conducted several tests of its inspection products for applications in the recycled paper market and believes that one or more of its products and technologies can be deployed in that industry.

Products

The following table sets forth sales by product category for the periods indicated:

	Fiscal Year Ended September 30,
	2005		2004		2003
	(in thousands)
Automated inspection systems	$20,647	26%	$28,675	36%	$30,230	37%
Process systems	31,853	40%	27,713	34%	31,759	38%
Aftermarket	27,822	34%	24,222	30%	20,633	25%
Net sales	$80,322	100%	$80,610	100%	$82,622	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with aftermarket.

The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2005	2004	2003
Automated inspection systems	29%	42%	42%
Process systems	28%	22%	28%
Aftermarket	43%	36%	30%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and eliminate defects, most often during processing of raw and semi-finished products. The Company’s product families within this group include the following:

ADR® automatic defect removal systems used in the french fry industry; Tobacco Sorter 3™ tobacco sorting systems used in tobacco threshing and primary processing; and the Tegra® and Optyx® sorter families which are used in a wide variety of applications in many industries and markets. In fiscal 2004, the Company introduced G6, a new vision engine used in its optical sorting systems, including the Tegra, Optyx, ADR, and tobacco sorter product lines.

Nearly all systems in this group use proprietary linear array, charged coupled device ("CCD") monochromatic, color or multi-spectral cameras. Each of the cameras scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 4,000 times per second and can identify defects as small as 1/16 of an inch (1.5 mm) in diameter. Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product. Systems with color cameras are required when a variety of defect and product colors occur simultaneously or when the difference in shading between the defective and the good product is more subtle. Multi-spectral systems utilize either infrared or ultraviolet technologies, individually or in combination with visible light, to identify defects that may not be detectable by using solely visible light spectra.

In fiscal 2005, the Company introduced Raptor Laser Technology for its Optyx® 3000 sorters. The new Optyx® 3000 Series Sorter with Raptor Laser Technology combines Key’s proprietary state-of-the-art G6 color cameras and powerful G6 sorting platform with laser technology to maximize the simultaneous detection and removal of defects and foreign material, achieving unmatched product quality and optimizing food safety.

With Key’s high intensity discharge (HID) illumination system and G6 CCD-based camera technology, Optyx analyzes size and shape as well as millions of subtle color differences. Raptor Laser Technology reliably detects foreign matter based on differences in the optical properties of materials.

Key’s new Optyx Sorter with Raptor Laser Technology is ideal for packaging lines handling up to six tons of product per hour. With superior detection of defects and foreign material, Optyx with Raptor eliminates costly hand-sorting labor and offers rapid payback. When located on the packaging line immediately upstream of final packaging, the new sorter assures processors and their customers that packaged products meet specifications.

Tegra System. Tegra is the Company’s highest capacity optical sorter and provides accurate in-air defect removal. Tegra incorporates object-specific sorting technology that recognizes not only color and size, but also shape. This capability provides a solution to previously difficult sorting problems, such as differentiation between green beans and green bean stems. Tegra also incorporates KeyWare® software that substantially reduces operational complexity. KeyWare consists of application packages, each specifically designed for a single product category that, together with the system’s computer hardware capability and networking software, support all standard factory control and automation interfaces. These features allow Tegra to establish data connectivity and communication with a processing plant's computer network system. Certain present and potential applications for Tegra systems include potato products, green beans, dried beans, corn, carrots, peas, spinach and other leafy vegetables, pears, nuts, grains, coffee, recycled commodities such as paper and plastic, and tobacco.

Tobacco Sorter 3. The tobacco industry has special requirements in the handling and sorting of its tobacco products, which vary in size and moisture content and other properties depending upon the type of product being produced and the point of handling and inspection. Key’s Tobacco Sorter 3 (TS3), utilizes a specially constructed frame, enclosure, and material handling arrangement to meet the specific product inspection requirements of this industry. TS3 has been installed in North America, Latin America, Europe and Asia.

Optyx System. The Optyx 3000 series sorter has the power and sorting capabilities of a larger sorter in an economical and compact machine. The lower cost Optyx 3000 series is ideal for smaller processors and lower volume processing lines which are unable to justify the expense of a larger sorter. The larger Optyx 6000 series sorter provides customers with a mid-size sorting option with greater throughput. Optyx series sorters employ a novel broad-band illumination system and are designed to require minimal maintenance. The Optyx line of sorters has gained strong acceptance in segments of the fruit, vegetable, processed potato and snack food markets. Additionally, Optyx has been placed in applications inspecting pharmaceuticals, nutraceuticals, plastics, tobacco, and paper. In fiscal 2005, the Company added laser-sensing capability to the Optyx 3000 series sorter.

ADR System. The Company's ADR systems are used to transport, inspect and remove defects from french fry potatoes. The Company believes its ADR system is the principal optical inspection and defect removal system used in the french fry processing industry. The Company's full-capacity ADR systems can process up to 27,000 pounds of product per hour.

Pharmaceutical Inspection Systems. In fiscal 2005, this product line was a minor contributor to the Company’s sales. However, to further its growth strategy, the Company is pursuing expansion into this market. In fiscal 2005, the Company introduced its Vantyx inspection system - a product developed for inspection of blister-packed solid dose pharmaceuticals. Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules. The pharmaceutical inspection system also verifies and detects color, size, location and shape defects at processing rates of over one million pieces per hour. In addition, the Company has also developed a soft gel inspection system that incorporates advanced adaptations of our existing patented high-resolution inspection technology and material handling systems to provide a complete solution to “end-of-line” finishing of softgels for the nutraceutical market.

ScanTrac. Through InspX LLC, a joint venture with Peco Controls Corporation created in fiscal 2004, the Company added an established product and new technical expertise in x-ray technology to its product line. ScanTrac is a compact, high performance x-ray system used to inspect packaged products for foreign material contamination or packaging imperfections.

Process Systems

Conveying and process systems are utilized worldwide throughout processing industries to move and process product within a production plant. The Company's conveying and process systems include the Iso-Flo and Impulse™ branded conveyor systems, Farmco rotary grading systems, the Turbo-Flo® steam blancher, the Forte Process Control systems, the new Freshline product group and additional select conveying and processing equipment. The functions of these product lines include conveying, transferring, aligning, feeding, metering, separating and grading, as well as blanching, cooking, pasteurizing, cooling, cleaning and washing. The process systems group includes standard products as well as custom designed equipment.

Iso-Flo Vibratory Conveying Systems. The Company's principal specialized conveying system is its Iso-Flo vibratory conveyor system. The Iso-Flo conveyor is a type of pan conveyor. Pan conveyors are common throughout industries that process product streams of discrete pieces, including the food processing industry. Pan conveyors move product pieces by vibrating the pan at high frequency along a diagonal axis, upward and forward. This action propels the product ahead in small increments and distributes it evenly for close control of movement and presentation.

Iso-Flo systems are used in a variety of processing applications, including potato products, vegetables and fruits (green beans, peas, carrots, corn, peaches, pears, cranberries and apples), snack foods, cereals, fresh salads, cheese, poultry, and seafood. Non food processing applications include nutraceuticals, tobacco, wood chips, pet food and plastics.

Impulse is a line of electromagnetic vibratory conveyors which combine the advantage of quick start/stop with precise metering control. Additionally, the Impulse conveyor drive systems are oil-free, which limits the potential for contamination and improves the safety of food products. This conveyor system was developed for packaging applications in snack food, dry ingredient, chemical and pharmaceutical processing, but is seeing increased application in a wide variety of food and industrial processes.

Rotary grading systems. The mechanical sizing, sorting, separating, and grading products sold under the Farmco brand name are used in many food processing systems. These rotary sizing and grading technologies optimize yield, increase packaging efficiency, and improve product quality primarily by removing either over or undersized and small irregular-shaped pieces of product from the line or separating product into predetermined size categories. In combination with other Company-provided equipment, these products can increase overall line efficiency and systems capability.

Turbo-Flo and Preparation Systems. The Company designs and manufactures preparation systems to prepare products prior to cooking, freezing, canning or other processing. Products in this group include the Turbo-Flo

Blancher/Cooker/Pasteurizer, air cleaners, air coolers, froth flotation cleaners, vegetable metering and blending systems, and bulk handling equipment. These products represent the Company's most mature product line. Sales of these products over the years have formed a customer base for sales of other Company products and are also establishing a customer base in developing geographic markets.

Preparation system revenues may also include a variety of third-party supplied equipment and installation services which are sold as components of larger processing lines, for which the Company has assumed turn-key sales responsibility. In addition, the process systems group includes other custom designed conveying and raw food sizing, grading, and preparation equipment.

Forte Control Systems. The Company’s primary offering in the area of process control for processing systems, Forte provides a foundation for a wide range of control options for processing lines, from simple on/off commands to data logging and recipe entry. This product is most often an add-on to the Company’s primary equipment lines.

Freshline products. In fiscal 2005, the Company acquired Freshline Machines Pty Ltd, a privately-held Australian-based company that designs, manufactures and sells food processing systems for the fresh-cut food industry worldwide. Freshline, headquartered in Sydney, Australia, is positioned in the fresh-cut market with a reputation for reliable and innovative equipment. The company’s product line includes their core product, high volume automatic dryers, as well as a range of processing solutions from individual machines to large-scale production lines with automated control systems.

Aftermarket (Parts, Upgrades and Service/Contracts)

The Company has a large installed base of inspection and processing systems. This installed base generates potential business for the Company’s parts, service and upgrade products. In contrast to the acquisition of new inspection and processing systems products, the offerings in this category can provide the customer with less capital intensive choices. The Company has made this an area of strategic focus, and realigned its organization to leverage the large installed base and its strong customer support organization.

The Company provides spare parts and post-sale field and telephone-based repair services to support its customers’ routine maintenance requirements and seasonal equipment startup and winterization processes. The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth. The Company continues to realign its service organization so that field service personnel are now geographically located closer to its customers throughout the world. This strategy has contributed to revenue growth and improved gross margins in parts and service. The Company also typically provides system installation support services which are included in the sales price of certain of its products, principally automated inspection systems.

The Company believes that there is an opportunity for the sale of upgrade product offerings to its customers so that newer technology with advanced features, lower cost, greater reliability, and performance enhancements can benefit owners of Key systems. The Company has increased its investment in development of specific upgrade products, particularly the G6 vision engine which creates upgrade opportunities for many customers in its installed base of sorting systems.

Engineering, Research and Development

At September 30, 2005, the Company's research and development department had 41 employees who conduct new product research and development and sustaining engineering for released products. The Company’s technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

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

In fiscal 2005, the Company's research and development expenses, together with engineering expenses not applied to the manufacturing costs of products, were approximately $5.1 million, compared to $5.8 million and $4.9 million in 2004 and 2003, respectively. The ramp up in spending in fiscal 2004 was the result of projects such as G6 and ADR4c which have been released to the market. The reduction in fiscal 2005 reflects the reduction in workforce action taken late in fiscal 2004.

Manufacturing

The Company maintains three domestic manufacturing facilities, two located in Walla Walla, Washington and one in Redmond, Oregon. The Company also has a European manufacturing facility located in The Netherlands and a manufacturing facility in Australia. The Company's current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Finite Element Analysis (FEA), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies. Manufacturing activities include process engineering; fabrication, welding, finishing, and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration. The Company manufactures specific products in the following locations:

Location	Size in Square Feet	Products/Services Produced

Walla Walla, Washington	150,000 (1)	Automated Inspection Process Systems Parts and Service
Walla Walla, Washington	100,000 (1)	Process Systems
Redmond, Oregon	19,000	Process Systems Parts and Service
Beusichem, The Netherlands	45,000	Process Systems Parts and Service
Beusichem, The Netherlands	18,000	Parts Warehouse Future Manufacturing Expansion
Sydney, Australia	14,500	Process Systems

(1)
In June 2005, the Company announced plans to expand its primary operating facility in Walla Walla by approximately 23,000 square feet and terminate the lease on the second facility in Walla Walla in December 2005.

The Company manufactures certain of its products to Underwriters Laboratories and United States Department of Agriculture standards. Certain of the Company’s products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards. The Company was recertified to the ISO 9001:2000 standard in 2002.

Certain components and subassemblies included in the Company's products are obtained from single-source or sole-source suppliers. The Company attempts to ensure that adequate supplies are available to maintain manufacturing schedules. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of certain sources of supply could have an adverse effect on the Company's results of operations and relations with customers. During fiscal 2005 and 2004, the Company experienced higher component costs and reduced margins on certain product lines due to the worldwide shortage of stainless steel.

Environmental

The Company has not received notice of any material violations of environmental laws or regulations in on-going operations at any of its manufacturing locations.

Sales and Marketing

The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington; Medford, Oregon; Redmond, Oregon; and Santiago de Querétaro, Mexico. The Company’s subsidiary, Key Technology B.V., provides sales and service to European and Middle Eastern customers. The Company’s subsidiary, Key Technology Australia Pty. Ltd. and its subsidiary Freshline Machines Pty. Ltd., provides sales and service to customers primarily in Australia and New Zealand. The Company supplies products from both product groups - automated inspection systems and process systems - to customers in its primary markets through common sales and distribution channels. In addition, the Company supplies parts and service through its worldwide service organization.

Most exports of products manufactured in the United States for shipment into international markets other than Europe and Australia have been denominated in U.S. dollars. Sales into Europe of systems, spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies, most commonly Euros. Sales into Australia are typically denominated in its local currency. In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company's products in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws. Additional information regarding export and international sales is set forth in Note 15 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2005.

During fiscal 2005, 2004 and 2003, sales to McCain Foods represented approximately 16%, 13% and 7% of total net sales, respectively. While the Company believes that its relationship with McCain is satisfactory, the loss of this customer could have a material adverse effect on the Company’s revenues and results of operations

Backlog

The Company's backlog as of September 30, 2005 and September 30, 2004 was approximately $16.6 million and $12.8 million, respectively. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders.

Competition

The markets for automated inspection systems and process systems are highly competitive. Important competitive factors include price, performance, reliability, and customer support and service. The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices. Certain of the Company's competitors may have substantially greater financial, technical, marketing and other resources. The Company's principal competitors are believed to be FMC Technologies, Inc., Heat & Control, Inc. and its subsidiaries, BEST N.V., Sortex Ltd. and Kiremko B.V. The Company has encountered additional small competitors entering its markets, including the introduction of potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies. As the Company enters new markets, it expects to encounter additional new competitors.

Patents and Trademarks

The Company currently holds fifty-eight United States patents issued from 1988 through 2005, and eleven other national patents issued by other countries. The first of these patents expires in calendar 2005, and the Company believes that expiration will not have a significant effect on the Company. As of December 2, 2005, nine other national patent applications have been filed and are pending in the United States and other countries and four international or regional applications have been filed that are awaiting the national phase. The Company has thirty-six registered trademarks and two pending applications for trademarks.

The Company also attempts to protect its trade secrets and other proprietary information through proprietary information agreements and security measures with employees, consultants and others. The laws of certain countries in which the Company's products are or may be manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. The Company is currently evaluating the protections available to its intellectual property in China, which has been a significant source of orders for its tobacco sorters and has seen the recent introduction of potentially infringing sorters.

Employees

At September 30, 2005, the Company had 478 full-time employees, including 226 in manufacturing, 79 in engineering, research and development, 117 in marketing, sales and service, and 56 in general administration and finance. A total of 145 employees are located outside the United States. The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products. Of the total employees at September 30, 2005, seven were contract employees. None of the Company's employees in the United States are represented by a labor union. The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union. The Company has never experienced a work stoppage, slowdown or strike.

Available Information

The Company’s annual and quarterly reports and other filings with the Securities and Exchange Commission (“SEC”) are made available free of charge through the Investor Relations section of the Company’s website at www.key.net as soon as reasonably practicable after the Company files such material with the SEC. The information on or that can be accessed through the Company’s website is not a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating the Company and its business because such factors may have a significant effect on its operating results and financial condition. As a result of the risk factors set forth below and the information presented elsewhere in this Annual Report on Form 10-K, actual results could differ materially from those included in any forward-looking statements.

Adverse economic conditions in the food processing industry, either globally or regionally, may adversely affect the Company's revenues.

The markets the Company serves, particularly the food processing industry, are experiencing variable economic conditions. The U.S. and European markets in the food processing industry are not growing and are experiencing consolidation. Additionally, changing consumer dietary preferences, most notably in the potato market, have resulted in reduced or deferred capital equipment purchases for the Company’s product lines supplying the potato processing industry. While the Company has reacted to these developments with applications directed to the growing fresh vegetable and fruit industries as well as the pharmaceutical and recycling industries, continued loss of business in the potato industry will have a negative effect on the Company’s sales and net earnings.

Competition and advances in technology may adversely affect sales and prices.

The markets for the Company’s products are highly competitive. Advances in technology may remove some barriers to market entry, enabling additional competitors to enter the Company’s markets. Such additional competition could force the Company to reduce prices to remain competitive, and decrease the Company’s profits, having a material adverse affect on the Company’s business and financial condition. There can be no assurance that the Company will be able to continue to compete effectively in the future.

The Company’s new products may not compete successfully in either existing or new markets.

The future success and growth of the Company is dependent upon its ability to develop, market, and sell products and services in certain food processing markets as well as to introduce new products into other existing and potential markets. There can be no assurance the Company can successfully penetrate these potential markets or expand into new international markets with its current or new products.

The limited availability and possible cost fluctuations of materials used in the Company's products could adversely affect the Company's business.

Certain of the components, subassemblies and materials for the Company’s products are obtained from single sources or a limited group of suppliers. Although the Company seeks to reduce dependence on sole or limited source suppliers, the partial or complete loss of certain of these sources could have an adverse effect on the Company’s results of operations and customer relationships. In addition, certain basic materials, such as stainless steel, are used extensively in the Company’s product fabrication processes. Such basic materials may also be subject to worldwide shortages or price fluctuations related to the supply of or demand for raw materials, such as nickel, which are used in their production by the Company’s suppliers. A significant increase in the price or decrease in the availability of one or more of these components, subassemblies or basic materials could also adversely affect the Company’s results of operations. The high price of stainless steel worldwide in fiscal 2004 and 2005 resulted in higher component costs and reduced margins on certain product lines. This was mitigated, to some extent, through price negotiations.

The inability to protect its intellectual property, especially as the Company expands geographically, may adversely affect the Company's competitive advantage.

The Company’s competitive position may be affected by its ability to protect its proprietary technology. The Company has obtained certain patents and has filed a number of patent applications. The Company also anticipates filing applications for protection of its future products and technology. There can be no assurance that any such patents will provide meaningful protection for the Company’s product innovations, or that the issuance of a patent will give the Company any material advantage over its competition in connection with any of its products. The Company may experience additional intellectual property risks in international markets where it may lack patent protection. The patent laws of other countries may differ from those of the U.S. as to the patentability of the Company’s products and processes. Moreover, the degree of protection afforded by foreign patents may be different from that of U.S. patents.

Intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company or its customers by third parties may adversely affect the Company’s results of operations and its customer relations.

The technologies used by the Company may infringe the patents or proprietary technology of others. In the past, the Company has been required to initiate litigation to protect its patents. The Company has experienced a direct infringement of its intellectual rights in China and is presently working with the Chinese patent officials in an effort to protect the intellectual property rights regarding its tobacco sorter technology in that country. The cost of enforcing the Company’s patent rights in lawsuits that it may bring against infringers or of defending itself against infringement charges by other patent holders or other third parties, including customers, may be high and could have an adverse effect on the Company’s results of operations and its customer relations.

Certain users of the Company’s products have received notice of patent infringement from the Lemelson Medical, Education and Research Foundation, Limited Partnership (the “Partnership”) alleging that their use of the Company’s products may infringe certain patents transferred to the Partnership by the late Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company’s products infringes any of the Partnership’s patents, they may seek indemnification from the Company for damages or expenses resulting from this matter. The Company does not believe its products infringe any valid and enforceable claims of the Partnership’s patents. Furthermore, the Partnership has stated that it is not the Company’s products that infringe the Partnership’s patents, but rather the use of those products by the Company’s customers. The Company cannot predict the outcome of this matter nor any related litigation or other costs related to mitigation activities that may arise in the future, the effect of such litigation or mitigation activities on the financial results of the Company, or the effect upon its customer relations.

Inadequate internal controls over financial reporting could result in an inability to accurately report the Company's financial results.

Effective internal controls are necessary for the Company to provide reliable financial reports. If the Company cannot provide reliable financial reports, the Company's business and operating results could be harmed. The Company has in the past discovered, and may in the future discover, deficiencies in its internal controls. For example, in connection with the Company's year-end closing process for the fiscal year ended September 30, 2005, management identified control deficiencies that in the aggregate constituted a material weakness. As more fully described below in Item 9A of this Annual Report on Form 10-K, as of September 30, 2005, management concluded that the Company did not maintain effective controls over the following:

•	documentation of accounting guidance applicable to significant non-recurring events and transactions; and
•	reconciliation procedures and policies related to the monthly closing process.

Management determined that these control deficiencies could result in the misstatement of certain line items in the Company's balance sheet or in its statement of operations, which would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that these control deficiencies in the aggregate constituted a material weakness. As a result of the material weakness identified, management concluded that the Company's internal control over financial reporting was not effective as of September 30, 2005.

A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiencies identified above, could result in a material misstatement of the Company's financial statements or otherwise cause the Company to fail to meet its financial reporting obligations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company owns or leases the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration(1)	150,000	Leased with option to purchase within the lease term	2020	None
Walla Walla, Washington	Manufacturing, research and development, sales and marketing(1)	100,000	Leased with option to purchase	2005	None
Medford, Oregon	Research and development, sales and marketing	16,000	Leased	2007	None
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2007	2008
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2008	2013
Beusichem, The Netherlands	Parts warehouse, future manufacturing expansion	18,000	Owned	n/a	n/a
Sydney, Australia	Manufacturing, sales and marketing, administration	14,500	Leased	2006	2007

(1)
In June 2005, the Company announced plans to expand its primary operating facility in Walla Walla by approximately 23,000 square feet and terminate the lease on the second facility in Walla Walla in December 2005.

The Company also has leased office space in Dingley, Australia and Santiago de Querétaro, Mexico. The Company considers all of its properties suitable for the purposes for which they are used.

ITEM 3.	LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 2, 2005, the Company was not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Shares of the Company's common stock are quoted on the Nasdaq National Market System under the symbol “KTEC”. The following table shows the high and low bid prices per share of the Company's common stock by quarter for the two most recent fiscal years ended September 30, 2005:

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low

First Quarter	$11.780	$8.520	$17.250	$11.050
Second Quarter	10.500	8.970	19.260	14.000
Third Quarter	11.500	9.250	16.240	11.050
Fourth Quarter	15.190	10.500	13.690	10.480

The source of these quotations for the Company’s common stock was the Nasdaq OnlineSM Internet site.

The Company had approximately 1,343 beneficial owners of its common stock, of which 157 are of record, as of December 2, 2005.

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

Issuer Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of the Company during the quarter ended September 30, 2005 of equity securities registered by the Company under Section 12 of the Exchange Act.

Mandatorily Redeemable Series B Convertible Preferred Stock (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2005	112,339	$10	-	-
August 1 - 31, 2005	0	-	-	-
September 1 - 30, 2005	0	-	-	-
Total	112,339			0

Warrants (2)

Period	Total Number of Warrants Purchased	Average Price Paid per Warrant	Total Number of Warrants Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Warrants that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2005	12,560	$10	-	-
August 1-31, 2005	0	-	-	-
September 1-30, 2005	0	-	-	-
Total	12,560			0

(1)
In July 2000, the Company issued 1,340,366 shares of Series B convertible preferred stock (“Series B”) at a price of $8.60 per share in conjunction with the acquisition of AMVC. Each share of Series B, par value $0.01 per share, was convertible into 2/3 of a share of common stock. The Series B was convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets. The holders of Series B could have required the Company to repurchase any or all of their shares at the redemption price of $10.00. If not converted to common stock or redeemed at the option of the Series B holder prior to July 12, 2005, the Company was required to redeem the Series B for $10.00 per share on July 12, 2005. In July 2005, all remaining unconverted Series B shares were redeemed at the $10.00 per share redemption price.

(2)
In July 2000, the Company issued 365,222 warrants at a fair market value of $10.00 per warrant in conjunction with the issuance of the convertible preferred stock. Each warrant entitled its holder to purchase at any time for a period of five years from July 12, 2000 one share of common stock at $15.00 per share, subject to certain adjustments. The warrants permitted the holder to engage in a net exercise of the warrants if the fair market value of one share of common stock is greater than $15.00 per share on the date of exercise. Prior to the expiration date of the warrant, the holder could have required the Company to redeem the warrant for cash at a price equal to $10.00 for each whole share of common stock that may be purchased under the warrant. These warrants expired in July 2005, and all unconverted warrants presented to the Company were redeemed at the $10.00 per warrant redemption price. There were 12,738 warrants that expired unredeemed and unconverted.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2005 has been derived from the audited consolidated financial statements of the Company. The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.

	Fiscal Year Ended September 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)

Statement of Operations Data:
Net sales	$80,322	$80,610	$82,622	$70,234	$72,954
Cost of sales	49,015	46,887	48,626	42,352	47,186
Gross profit	31,307	33,723	33,996	27,882	25,768
Operating expenses	27,625	28,295	25,221	23,486	28,190
Gain (loss) on sale of assets	28	5	4	883	76
Income (loss) from operations	3,710	5,433	8,779	5,279	(2,346)
Other income (expense)	(117)	(132)	(327)	(1,733)	(1,340)
Earnings (loss) from continuing operations before income taxes	3,593	5,301	8,452	3,546	(3,686)
Income tax (benefit) expense	902	1,617	2,693	1,238	(1,343)
Net earnings (loss) from continuing operations	2,691	3,684	5,759	2,308	(2,343)
Earnings (loss) on discontinued operation (net of tax)	--	--	--	39	(2,581)
Change in accounting principle (net of tax) (1)	--	--	--	(4,302)	--
Net earnings (loss)	2,691	3,684	5,759	(1,955)	(4,924)
Assumed dividends on mandatorily redeemable preferred stock	(33)	(69)	(132)	--	--
Accretion of mandatorily redeemable preferred stock	--	--	--	(582)	(939)
Net earnings (loss) available to common shareholders	$2,658	$3,615	$5,627	$(2,537)	$(5,863)
Net earnings (loss) from continuing operations per share - basic	$0.53	$0.74	$1.18	$0.36	$(0.69)
- diluted	$0.52	$0.71	$1.15	$0.36	$(0.69)
Net earnings (loss) from discontinued operation per share - basic and diluted	$--	$--	$--	$0.01	$(0.55)
Change in accounting principle per share - basic and diluted	$--	$--	$--	$(0.90)	$--
Earnings (loss) per share - basic	$0.53	$0.74	$1.18	$(0.53)	$(1.24)
- diluted	$0.52	$0.71	$1.15	$(0.53)	$(1.24)
Cash dividends per share	$--	$--	$--	$--	$--
Shares used in per share calculation - basic	5,041	4,909	4,774	4,759	4,740
- diluted	5,219	5,222	4,989	4,759	4,740

(1)
The change in accounting principle relates to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets in fiscal year 2002, and the related impairment of goodwill identified in connection with implementation of this standard.

	September 30,
	2005	2004	2003	2002	2001
	(in thousands)

Balance Sheet Data:
Cash and cash equivalents and short-term investments	$13,181	$8,817	$6,442	$1,707	$738
Working capital	27,510	20,991	17,226	7,673	10,722
Property, plant and equipment, net.	4,264	5,046	5,503	6,407	11,436
Total assets	57,527	52,514	51,215	49,820	74,841
Current portion of long-term debt	1,121	1,210	1,066	1,668	11,739
Long-term debt, less current portion	1,199	2,323	3,249	3,747	6,581
Mandatorily redeemable preferred stock and warrants, including current portion	--	1,595	1,882	3,467	13,531
Shareholders' equity	40,471	36,044	30,219	23,602	25,711

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems, integrating electro-optical inspection, sorting and process systems.

The Company consists of Key Technology, Inc. which directly owns four subsidiaries: Key Holdings USA LLC; Key Technology Australia Pty. Ltd.; Productos Key Mexicana S. de R. L. de C.V.; and Key Technology AMVC LLC (inactive). Key Holdings USA LLC owns Suplusco Holdings B.V., its European subsidiary, which owns Key Technology B.V. Key Technology Australia Pty. Ltd. owns Freshline Machines Pty. Ltd. The Company manufactures products in Walla Walla, Washington; Redmond, Oregon; Beusichem, The Netherlands, and Sydney, Australia.

Overview

Sales for the year ended September 30, 2005 were $80.3 million compared with $80.6 million for fiscal 2004. The Company reported net earnings for fiscal 2005 of $2.7 million, or $0.52 per diluted share, compared with net earnings of $3.7 million, or $0.71 per diluted share, for fiscal 2004. Gross margins were lower in fiscal 2005 versus fiscal 2004 because of a change in the mix of products sold from the prior year. Export and international sales for the fiscal years ended September 30, 2005, 2004 and 2003 accounted for 52%, 44% and 50% of net sales in each year, respectively. Export sales are expected to increase as a percentage of sales. The Company believes there is significant potential for increased sales of its products outside the United States where sorting and inspection equipment is not as widely adopted as in the U.S.

In 2005, the Company focused its effort on three major initiatives to achieve its long-term revenue growth plan:

•	Expand and grow its participation in the pharmaceutical market;
•	Continue to drive growth in the Company’s aftermarket product lines;
•	Strengthen and grow the level of business in China.

The results from 2005 reflected progress on each of these initiatives. The pharmaceutical initiative focused on the formation of the Symetix™ business unit during fiscal 2005. This business unit was formed to dedicate a team of employees to develop and grow Key’s business in the pharmaceutical market. A new optical inspection system for high-resolution inspections of solid dose pharmaceuticals called Vantyx ™ was launched during the year. This new product extends and advances the Company’s existing patented, high-resolution inspection technology and material handling platforms.

The Company also further developed its aftermarket product lines and introduced its new G6 family of products with enhanced vision engine technology. Upgrades are an important aspect of the aftermarket product lines, and the new modular G6 product family, which provides advanced image processing capability, has been well received by the Company’s current customers. Aftermarket sales in fiscal 2005 increased substantially over fiscal 2004, and the introduction of additional new products and extensions of current technology are expected to permit the Company to further increase its aftermarket business in fiscal 2006.

The Company has been successful in selling tobacco sorters in China. Larger opportunities exist there in the food processing business, and the Company is planning further investments in China to enhance sales, service and applications support to build upon its established base.

In February 2005, the Company acquired Freshline Machines Pty. Ltd. as a platform to launch its entry into the fresh-cut market. Management continues to see opportunity in this growing market.

The path for 2006 is to continue to build upon our direction and solid base that the Company developed during 2005. The focus for the coming year is to continue to grow the pharmaceutical business, continue to increase revenues in the aftermarket business, and to further increase the Company’s local presence in China by locating Company personnel in-country. The Company will also continue to seek investments which will allow it to extend its penetration into other markets and to add products which are complementary to its existing business.

Restatement of Financial Statements

The Company recently made adjustments in its accounting for deferred rent credits that will require a restatement of the Company's financial statements for the second and third fiscal quarters of fiscal 2005 ended March 31, 2005 and June 30, 2005, respectively. As a result of these adjustments, previously issued unaudited quarterly data may not agree to the annual amounts. See Item 9A of this Annual Report on Form 10-K.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced few sales returns. If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales. In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At September 30, 2005, the Company had deferred $1.3 million of revenue compared to $0.7 million deferred at September 30, 2004.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of September 30, 2005, the balance sheet included allowances for doubtful accounts of $504,000. Actual charges to the allowance for doubtful accounts for fiscal 2005 and 2004 were $79,000 and $159,000, respectively. Accruals for bad debt expense for fiscal 2005 and 2004 were ($43,000) and $172,000, respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At September 30, 2005, cumulative inventory adjustments to lower of cost or market totaled $2.8 million compared to $3.0 million as of September 30, 2004. Amounts charged to expense for fiscal 2005 and 2004 were $728,000 and $841,000, respectively. Actual charges to the reserve were $863,000 and $349,000 for fiscal 2005 and

2004, respectively. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of September 30, 2005, the Company held $14.3 million of property, plant and equipment, investments in joint ventures, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of September 30, 2005, the balance sheet included warranty reserves of $1.2 million, while $1.8 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $889,000 as of September 30, 2004 and warranty charges of $1.7 million for the fiscal year then ended. If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at September 30, 2005 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2005, 2004, and 2003, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. During the fiscal year ended September 30, 2003, income tax expense was reduced by approximately $150,000 due primarily to changes in tax laws which re-characterized previously non-deductible items. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In October 2004, the American Jobs Creation Act of 2004 was enacted. This legislation phases out the Extra Territorial Income Exclusion (“ETI”) beginning January 1, 2005 through December 31, 2006. The ETI exclusion reduced the Company’s effective tax rate by 5.4%, 2.8% and 2.3% in 2005, 2004 and 2003, respectively. The legislation also provides for a new deduction for manufacturing income, which phases in beginning in the Company’s 2006 fiscal year through 2010. Although final regulations have not been written for the new manufacturing income deduction, the Company anticipates that this deduction will largely, if not completely, offset the loss of the ETI exclusion. However, the effects in individual fiscal years during the phase-in periods may vary and increase the Company’s effective tax rate during these periods. The Company does not believe that other provisions of the new legislation will have a material effect on the Company’s income taxes.

Summary of Financial Information
	Fiscal Year Ended September 30,
	2005	2004	Change $	Change %
	(in thousands)
Statement of Operations Data
Orders (unaudited)	$83,716	$72,609	$11,107	15.3

Net sales	80,322	80,610	(288)	-0.4
Gross profit	31,307	33,723	(2,416)	-7.2

Research & development	5,134	5,756	(622)	-10.8
Sales and marketing	13,071	13,514	(443)	-3.3
General & administrative	8,087	7,702	385	5.0
Amortization	1,333	1,323	10	0.8
Total operating expense	27,625	28,295	(670)	-2.4

Gain on sale of assets	28	5	23	N/A

Income from operations	3,710	5,433	(1,723)	-31.7

Other income and expense	(117)	(132)	15	-11.4

Income tax	902	1,617	(715)	-44.2

Net income	2,691	3,684	(993)	-27.0

Balance Sheet Data
Cash and cash equivalents	13,181	8,817	4,364	49.5
Accounts receivable	10,828	9,336	1,492	16.0
Inventories	14,860	13,633	1,227	9.0

Current portion of redeemable stock	-	1,279	(1,279)	-100.0
Current portion of warrants	-	316	(316)	-100.0
Long-term debt	1,199	2,323	(1,124)	-48.4

Results of Operations

Fiscal 2005 compared to Fiscal 2004

Orders increased by $11.1 million to $83.7 million in 2005, a 15% increase over $72.6 million in new orders received in 2004. The increased orders resulted in a $3.8 million increase in the Company’s backlog to $16.6 million at September 30, 2005 from $12.8 million at September 30, 2004. Orders were much stronger in the second half of fiscal 2005 versus the second half of fiscal 2004, totaling $42.7 million in the last six months of 2005 versus $34.8 million the same period the prior year, an increase of 22%.

Net sales were essentially flat compared to the prior year, totaling $80.3 million in fiscal 2005 and $80.6 million in fiscal 2004. Sales of $32.8 million in the first half of fiscal 2005 were much slower than anticipated and continued a trend which began during 2004. Second half fiscal 2005 net sales increased 16% to $47.5 million, as compared to net sales of $41.1 million in the second half of fiscal 2004.

Sales in the Company’s automated inspection systems product line declined to $20.6 million in 2005, accounting for 26% of revenues, from $28.7 million in 2004, accounting for 36% of revenues. The primary reason for the decrease in automated systems sales was the decline in shipments of Tegra, which experienced a 51% decrease in orders as a result of a cyclical decline in the domestic processed vegetable market, the major market for this product. An order for tobacco sorters to be delivered to China did not ship prior to year-end, further affecting the decrease in the automated inspection business. The reduction in automated inspection system sales was offset by increases in process system sales and parts and service/contracts sales. Process systems increased to $31.9 million and 40% of net sales in fiscal 2005 from $27.7 million and 34% of net sales in fiscal 2004. Shipments were up in fiscal 2005 across all products within the process systems product line and benefited from the acquisition of Freshline Machines Pty. Ltd. in fiscal 2005. Freshline extends the Company’s capacities into the fresh-cut market segment of the food processing market.

One of the major initiatives during 2005 was the focus on aftermarket sales. The increased focus on parts/service contracts led to an increase in net sales to $27.8 million in fiscal 2005 from $24.2 million in fiscal 2004. Parts and service/contracts increased to 34% of net sales from 30% in 2004. The primary reason for the increase was additional shipments of upgrades which increased in 2005 over the prior year. The addition of the G6 upgrade kit introduced during fiscal 2005 is expected to give added emphasis to this product category in 2006. The G6 platform standardizes the electro-optical components across all of the Company’s sorting product lines and allows customers to upgrade an application module instead of replacing an entire sorter.

Gross profits decreased in 2005 due primarily to the mix of products sold during the year. Process systems, which carry the lowest gross margins, increased in percent of total sales from 34% to 40% as noted above. The automated inspection systems product line, which carries a higher gross margin as a percentage of sales, saw its share of revenues drop from 36% of net sales to 26%. This change in mix between product lines caused gross margin dollars to drop to $31.3 million in fiscal 2005 from $33.7 million the prior year. The gross margin percentage decreased to 39.0% in fiscal 2005 from 41.8% in fiscal 2004 reflecting the product mix change. The gross margin was also adversely affected in the fourth quarter by a $325,000 charge to fully accrue for a product performance issue, which ultimately resulted in a sales concession to a customer.

Research and development spending decreased from year-to-year, dropping to $5.1 million and 6.4% of net sales in fiscal 2005 from $5.8 million and 7.1% of net sales in fiscal 2004. The decrease in spending reflects the reduction in workforce and spending controls implemented in the fourth quarter of fiscal 2004. The Company continues to invest in R&D to continue the extension of its product lines and development of new products.

Sales and marketing expenses decreased slightly from the prior year. Sales and marketing expenses in fiscal 2005 were $13.1 million compared to $13.5 million in fiscal 2004. Sales and marketing expenses decreased as a percentage of net sales to 16.4% in fiscal 2005 from 16.8% in fiscal 2004. Expenditures for sales and marketing totaled $6.1 million during the first half of 2005, but increased to $7.0 million in the second half of the year as expenses were incurred related to the initiatives to grow the aftermarket business and to increase the Company’s presence in China.

General and administrative expenses increased to $8.1 million in fiscal 2005 versus $7.7 million in fiscal 2004. General and administrative expense as a percentage of net sales increased to 10.1% in fiscal 2005 from 9.6% the year prior. General and administrative expenses increased in fiscal 2005 due to hiring and relocation costs incurred, consulting fees, stock compensation expenses recorded, and costs incurred in connection with an abandoned acquisition.

Other income and expense improved from $132,000 of expense in fiscal 2004 to $117,000 of expense in fiscal 2005. Interest income was higher by $115,000 in fiscal 2005, while interest expense decreased to $179,000 in fiscal 2005 from $204,000 in fiscal 2004 due to lower borrowings, offset slightly by higher interest rates in 2005. Subsequent to the end of fiscal 2005, the Company’s U.S. term debt aggregating $1.6 million was paid from cash on-hand. In 2004, the Company entered into an agreement with Peco Controls Corporation to form InspX LLC, a 50-50 joint venture. The financial results of the joint venture resulted in a $0.7 million charge to other expense in 2005, including costs for amortization of patents. In November 2004, the Company received a one-time settlement of $500,000 related to the resolution of a dispute with a licensee over a breach of the licensing agreement which was included in other income in fiscal 2005.

The effective tax rate for the Company was 25.1% in fiscal 2005 compared to 30.5% in fiscal 2004. Due to permanent differences arising from extra-territorial income exclusions, research and development tax credits and other permanent differences, the effective tax rates varies from the 34% federal statutory tax rate.

Net earnings from continuing operations for fiscal 2005 were $2.7 million, or $0.52 per diluted share, compared to $3.7 million, or $0.71 per diluted share, for fiscal 2004. The principal reasons for the reduced net earnings for fiscal 2005 compared to fiscal 2004 were lower operating margins related to product mix as described above.

In fiscal 2006, the Company will begin to account for stock based compensation in accordance with SFAS No. 123R (see “Future Accounting Changes”). Although the effects of adopting this standard have not been fully quantified, the Company estimates that it will increase expenses in fiscal 2006 in the range of $300,000 to $400,000 before income taxes for incentive stock options. In addition, the Company will expense a full year of its restricted stock compensation, which expense is estimated to be approximately $0.7 million to $0.8 million before income taxes, based on the price of our common stock as of September 30, 2005.

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

Gross profit decreased $0.3 million to $33.7 million in fiscal 2004 from $34.0 million in 2003. Gross profit as a percent of sales, however, improved from 41% in 2003 to 42% in 2004. The dollar decrease is attributable to the volume drop in process systems which also had a slight decrease in gross profit as a percent of sales. The Company’s automated inspection systems, while reflecting an overall volume drop from fiscal 2003, delivered improved gross profit margin percentages, particularly in the Tegra and Optyx product lines. Tobacco sorters, though lower in sales volume, also delivered higher gross profit margins. Partially offsetting the volume drop in process systems and automated inspection systems, aftermarket parts and service sales showed volume improvement with resulting gross profit contribution. Also affecting gross profit for fiscal 2004 was a price increase in stainless steel, which is used in many of the Company’s product lines. Although protected somewhat by supply contracts, the higher stainless steel prices resulted in higher component costs and reduced margins on certain product lines by approximately $0.2 million.

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

General and Administrative expenses for fiscal 2004 were negatively affected by $0.4 million invested in implementation of Section 404 of the Sarbanes-Oxley Act. Although the work is largely completed for the documentation phase, the Company expects to incur continued expenses as it enters into the testing and maintenance phase of the program. Also affecting the year was a reduction to the Company’s work force that occurred in late September resulting in a charge of approximately $0.2 million.

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

In July 2004, the Company entered into an agreement with Peco Controls Corporation to form InspX LLC, a 50/50 joint venture. The financial results of the joint venture resulted in a $170,000 charge to other expense for fiscal 2004 including $59,000 for amortization of patents.

The Company’s effective income tax rate was 30.5% in fiscal 2004, compared to 31.9% in fiscal 2003. The effective tax rate varies from the statutory rate of 34% due to permanent differences arising from extra-territorial income exclusions, research and development tax credits, and other permanent differences, plus the inclusion of the effective state income tax rate.

Net earnings for fiscal 2004 was $3.7 million, or $0.71 per diluted share, compared to $5.8 million, or $1.15 per diluted share, for fiscal 2003. The principal reasons for the reduced net earnings of fiscal 2004 compared to fiscal 2003 were lower business volume and increased operating expenses as described above.

Liquidity and Capital Resources

Fiscal 2005

Net cash provided by operating activities during fiscal 2005 was $7.6 million. Net income generated $2.7 million and non-cash expenses for depreciation and amortization provided $1.8 million and $1.3 million respectively. Higher business levels at the end of 2005 versus 2004 resulted in increased accruals and liabilities reflective of the increased business activity. These increases included higher accounts payable, $0.6 million; accrued customer support and warranty, $0.5 million; and other accrued liabilities, $1.2 million. The higher level of business activity at the end of 2005 is also reflected in the higher amounts of trade accounts receivable, which increased $1.1 million over the prior year-end. Inventories were higher by $1.0 million, which primarily reflects the tobacco sorter which had been produced but not shipped to a customer in China prior to year-end.

Cash used in investing activities was $2.0 million during fiscal 2005. The acquisition of Freshline Machines Pty. Ltd. used $1.1 million in cash and the purchase of machinery and equipment used $1.0 million. The Company acquired $1.8 million in assets related to the Freshline purchase and assumed $0.8 million in liabilities.

Cash used in financing activities totaled $1.1 million in fiscal 2005. Cash used for the redemption of Series B Preferred Stock and the redemption of warrants was $1.3 million and $0.2 million, respectively. The Company also made debt payments which reduced the Company’s long-term debt by $1.2 million. These applications of cash were partially offset by the receipt of $1.5 million due to the issuance of common stock pursuant to the exercise of stock options.

Accounts receivable increased $1.5 million in fiscal 2005 to $10.8 million from $9.3 million in fiscal 2004. Receivables older than 60 days and those with extended terms grew by $1.4 million. This increase in older receivables reflects the increase in international shipments during 2005. Because of longer shipment times and special banking requirements associated with foreign shipments, collection of those accounts takes longer and extended payment terms are often granted for those shipments.

Inventories increased by $1.2 million, or 9%, totaling $14.8 million and $13.6 million at the end of fiscal 2005 and fiscal 2004, respectively. The increases were primarily in work-in-process and finished goods. The increase in work-in-process reflects the higher level of production activity at the end of 2005 versus 2004 due to the higher level of orders in the fourth quarter of 2005 versus the prior year. The increase in finished goods was related to a tobacco sorter order for a Chinese customer. The Company normally carries a relatively small amount of finished goods inventory. The increases in work-in-process and finished goods were partially offset by a reduction in raw materials and parts. With the consolidation of the two manufacturing facilities in Walla Walla in fiscal 2006, the Company plans to continue to reduce its amount of on-hand materials.

Long term debt decreased during 2005 as the Company made its scheduled term loan payments. The outstanding loan balance declined to $2.3 million at year-end 2005 from $3.5 million at year-end 2004. Borrowings at September 30, 2005 consisted of a term loan with a balance of $1.6 million, notes payable totaling $0.5 million and capital leases totaling $0.2 million.

The Company’s domestic credit facility provides a credit accommodation totaling $11.6 million in the United States consisting of a term loan of $1.6 million and a revolving credit facility of up to $10.0 million. The revolving credit facility matures in April 2006. The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007. The term loan bears interest at The Wall Street Journal prime rate, which was 6.75% at September 30, 2005. The revolving credit facility bears interest, at the Company’s option, of either The Wall Street Journal prime rate less 1.5% or a LIBOR-based rate. The rate was 5.25% at September 30, 2005. The credit facility is secured by all of the Company’s U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants that require the maintenance of a defined debt ratio, a fixed charge coverage ratio, and minimum profitability. The credit facility also restricts the payment of dividends. At September 30, 2005, the Company was in compliance with all loan covenants. At September 30, 2005, borrowings under the term loan were $1.6 million and there were no borrowings outstanding under the revolving credit facility. Subsequent to year-end, the term loan was paid in full from available cash. At September 30, 2004, borrowings under the term loan were $2.4 million. There were no borrowings outstanding under the revolving credit facility at September 30, 2004.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.6 million and includes term loans of $545,000, an operating line of the lesser of $1.8 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million. The term loans require quarterly principal payments of $37,000 and mature in October 2006 and August 2012. The term loans are secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At September 30, 2005, the interest rate was 4.75%. Interest rates on the term loans are subject to annual renegotiation. At September 30, 2005, the Company had borrowings under this facility of approximately $545,000 in term loans, and had received bank guarantees of $831,000 under this agreement.

The Company anticipates that the ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund the Company’s operating needs for at least the next twelve months. Cash provided by operating activities was $7.6 million, $5.1 million and $14.5 million in the last three years, respectively. This operating cash flow has allowed the Company to fund capital asset purchases, significantly reduce the long-term debt outstanding and redeem the preferred stock and associated warrants. The Company anticipates that its cash needs will continued to be met from cash from operations as it embarks on its initiatives to grow the pharmaceutical and aftermarket businesses and expand its China operation. The Company had no material commitments for capital expenditures at September 30, 2005.

Prior Years - Fiscal 2004 and 2003

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

Contractual Obligations

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2005 are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Long-term debt *	$2,145	$947	$942	$121	$135
Capital lease obligations	175	174	1	-	-
Operating leases	14,637	1,455	2,348	1,696	9,138
Total contractual cash obligations	$16,957	$2,576	$3,291	$1,817	$9,273

*
Includes the revolving credit line, term loan and mortgage payments on the Company’s owned facility in Europe. Subsequent to September 30, 2005, the term loan of $1.6 million was paid in full from available cash.

At September 30, 2005, the Company had standby letters of credit totaling $1.4 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with “special purpose entities.”

Future Accounting Changes

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which was effective for the Company on October 1, 2005. This Statement requires the Company to measure and expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and amends the disclosure requirements related to awards of equity instruments. On October 1, 2005, the Company began expensing the cost of equity instruments awarded as part of the Restated Employees’ Stock Incentive Plan and Employee Stock Purchase Plan over the requisite service period related to such awards. The Company has elected to implement this new standard under the modified prospective application. Under the modified prospective application, the Company will expense the cost of new or modified awards over the requisite service period and the cost of previously granted unvested awards for the requisite service period remaining after October 1, 2005.

The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of the Company. See the pro forma impact on net earnings and earnings per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123 in Note 1 of Notes to the Consolidated Financial Statements. The pro forma computation in Note 1 provides the possible effect under SFAS No. 123R and SAB 107, which may be different from the calculation of compensation cost under SFAS No. 123. In addition, full year effects of share-based payments issued late in fiscal 2005 are not fully reflected in these calculations. Such potential differences have not yet been fully quantified. Also, past usage of option plans and stock purchase plans may not reflect our practices in future periods.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement was effective October 1, 2005. The Company does not believe SFAS No. 151 will have a material effect on its financial position or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At September 30, 2005, the Company was not a party to any currency hedging transaction. As of September 30, 2005, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $39,000 on an annual basis as a result of converted cash, accounts receivable and sales or other contracts denominated in foreign currencies.

During the Company’s fiscal 2005, the Euro lost a net of 3% in value, ranging between a 3% loss and an 8% gain for the period, against the U.S. dollar. The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of ($15,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty. Ltd. and Freshline Machines Pty. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $165,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian and Mexican operations.

A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. On the other hand, material or components imported to the U.S. may be more expensive. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales. The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate between minus 150 and plus 175 basis points. At September 30, 2005, the Company had $1.6 million of borrowings which had variable interest rates. During the year then ended, interest on its various variable rate credit facilities varied from 4.25% and 6.75%. At September 30, 2005, the rate was 6.75% on its term loan, 5.25% on its domestic credit facility and 4.75% on its European credit facility. As of September 30, 2005, management estimates that a 100 basis point change in these interest rates would affect net income before taxes by approximately $16,000 on an annual basis.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Key Technology, Inc.

We have audited the accompanying consolidated balance sheet of Key Technology, Inc. as of September 30, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. as of September 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Seattle, Washington
November 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.
Walla Walla, Washington

We have audited the accompanying consolidated balance sheet of Key Technology, Inc and subsidiaries as of September 30, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended September 30, 2004. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2004 and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
December 16, 2004

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004
(In thousands)

	2005	2004

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,181	$8,817
Trade accounts receivable, net	10,828	9,336
Inventories	14,860	13,633
Deferred income taxes	2,382	2,119
Prepaid expenses and other assets	1,490	1,097

Total current assets	42,741	35,002

PROPERTY, PLANT, AND EQUIPMENT, Net	4,264	5,046

DEFERRED INCOME TAXES	10	6

OTHER ASSETS	525	630

INVESTMENT IN JOINT VENTURE	1,254	1,914

INTANGIBLES, Net	6,209	7,392

GOODWILL, Net	2,524	2,524

TOTAL	$57,527	$52,514

See notes to consolidated financial statements.	(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004
(In thousands, except shares)

	2005	2004

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,280	$1,599
Accrued payroll liabilities and commissions	3,957	3,781
Accrued customer support and warranty costs	1,775	1,283
Income tax payable	5	19
Customer purchase plans	1,316	289
Other accrued liabilities	1,762	1,699
Customers’ deposits	3,015	2,536
Current portion of long-term debt	1,121	1,210
Current portion of mandatorily redeemable preferred stock	-	1,279
Current portion of warrants	-	316

Total current liabilities	15,231	14,011

LONG-TERM DEBT	1,199	2,323

DEFERRED INCOME TAXES	626	136

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock—no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock—no par value; 15,000,000 shares authorized; 5,347,784 and 4,982,500 issued and outstanding at September 30, 2005 and 2004, respectively	15,301	11,493
Deferred stock-based compensation	(2,057)	-
Retained earnings	27,104	24,413
Accumulated other comprehensive income	123	138

Total shareholders’ equity	40,471	36,044

TOTAL	$57,527	$52,514

See notes to consolidated financial statements.	(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2005
(In thousands, except per share data)

	2005	2004	2003

NET SALES	$80,322	$80,610	$82,622

COST OF SALES	49,015	46,887	48,626

Gross profit	31,307	33,723	33,996

OPERATING EXPENSES:
Selling	13,071	13,514	11,695
Research and development	5,134	5,756	4,874
General and administrative	8,087	7,702	7,329
Amortization of intangibles	1,333	1,323	1,323

Total operating expenses	27,625	28,295	25,221

GAIN ON SALE OF ASSETS	28	5	4

INCOME FROM OPERATIONS	3,710	5,433	8,779

OTHER INCOME (EXPENSE):
Royalty income	-	6	18
Interest income	229	114	59
Interest expense	(179)	(204)	(399)
Equity in earnings (loss) of joint venture	(659)	(170)	-
Other, net	492	122	(5)

Total other income (expense)—net	(117)	(132)	(327)

Earnings before income taxes	3,593	5,301	8,452

Income tax expense	902	1,617	2,693

Net earnings	2,691	3,684	5,759

Assumed dividends on mandatorily redeemable preferred stock	(33)	(69)	(132)

Net earnings available to common shareholders	$2,658	$3,615	$5,627

EARNINGS PER SHARE—Basic	$0.53	$0.74	$1.18

EARNINGS PER SHARE—Diluted	$0.52	$0.71	$1.15

SHARES USED IN PER SHARE CALCULATION—Basic	5,041	4,909	4,774

SHARES USED IN PER SHARE CALCULATION—Diluted	5,219	5,222	4,989

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2005
(Dollars in thousands)
	Common Stock
	Shares	Amount	Deferred Stock- Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2002	4,767,206	$9,456	$0	$14,970	$(824)	$23,602
Components of comprehensive income:
Net earnings				5,759		5,759
Comprehensive income—foreign currency translation adjustment, net of tax of $385					746	746
Total comprehensive income						6,505
Issuance of common stock upon exercise of stock options	11,837	67				67
Issuance of stock for Employee Stock Purchase Plan	6,918	45	0			45
Balance at September 30, 2003	4,785,961	9,568	0	20,729	(78)	30,219
Components of comprehensive income:
Net earnings				3,684		3,684
Comprehensive income—foreign currency translation adjustment, net of tax of $111					216	216
Total comprehensive income						3,900
Tax benefits from share-based payments		300				300
Shares converted from mandatorily redeemable preferred stock	6,524	98				98
Issuance of common stock upon exercise of stock options	186,218	1,483				1,483
Issuance of stock for Employee Stock Purchase Plan	3,797	44				44
Balance at September 30, 2004	4,982,500	11,493	0	24,413	138	36,044
Components of comprehensive income:
Net earnings				2,691		2,691
Comprehensive income—foreign currency translation adjustment, net of tax of $8					(15)	(15)
Total comprehensive income						2,676
Tax benefits from share-based payments		30				30
Shares converted from mandatorily redeemable preferred stock	52
Shares converted from warrants	230	6				6
Reclass expired warrants to equity		127				127
Issuance of common stock upon exercise of stock options	191,858	1,481				1,481
Issuance of stock for Employee Stock Purchase Plan	3,644	34				34
Stock grants - employment-based	54,500	751	(751)			-
Stock grants - performance-based	115,000	1,379	(1,379)			-
Amortization of deferred stock-based compensation			73			73
Balance at September 30, 2005	5,347,784	$15,301	$(2,057)	$27,104	$123	$40,471

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2005
(In thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,691	$3,684	$5,759
Adjustments to reconcile net earnings to net cash provided by operating activities:
Equity in (earnings) loss of joint venture	659	170	-
Gain on sale of assets	(28)	(5)	(4)
Foreign currency exchange (gain) loss	165	(33)	(242)
Depreciation and amortization	3,153	3,176	3,698
Share based payments	73	-	-
Tax savings from share-based payments	197	133	-
Deferred income taxes	235	566	2,080
Deferred rent	(79)	(53)	66
Bad debt expense	(43)	172	162
Changes in assets and liabilities:
Trade accounts receivable	(1,054)	46	(1,646)
Inventories	(980)	636	799
Prepaid expenses and other current assets	613	172	365
Income taxes receivable	(255)	(199)	76
Accounts payable	563	(21)	27
Accrued payroll liabilities and commissions	(96)	(802)	1,702
Accrued customer support and warranty costs	495	212	35
Income taxes payable	(116)	(166)	237
Other accrued liabilities	1,151	(383)	317
Customers’ deposits	152	(2,335)	1,275
Other	83	126	(183)

Cash provided by operating activities	7,579	5,096	14,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	-	(2,084)	-
Proceeds from sale of property	28	193	12
Purchases of property, plant, and equipment	(977)	(1,175)	(836)
Acquisition of Freshline Machines, Pty. Ltd., net of cash acquired	(1,059)	-	-

Cash used in investing activities	(2,008)	(3,066)	(824)

See notes to consolidated financial statements.	(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2005
(In thousands)

	2005	2004	2003

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of short-term borrowings	$-	$-	$(6,650)
Payments on long-term debt	(1,199)	(1,073)	(1,740)
Proceeds from issuance of long-term debt	-	-	500
Redemption of warrants	(185)	(40)	(296)
Redemption of mandatorily redeemable preferred stock	(1,278)	(150)	(1,289)
Proceeds from issuance of common stock	1,512	1,527	112
Proceeds from exercise of warrants	6	-	-

Cash provided by (used in) financing activities	(1,144)	264	(9,363)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(63)	81	399

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,364	2,375	4,735

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,817	6,442	1,707

CASH AND CASH EQUIVALENTS, END OF YEAR	$13,181	$8,817	$6,442

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$178	$208	$443
Cash paid during the year for income taxes	850	1,275	306

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment obtained through capital leases	$-	$245	$-

See notes to consolidated financial statements.	(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2005

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Technology, Inc. and its wholly-owned subsidiaries (the “Company”) design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment. The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries: Key Technology Holdings USA LLC; Key Technology AMVC LLC; Productos Key Mexicana S. de R. L. de C.V. and Key Technology Australia Pty. Ltd. Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings USA LLC that includes the accounts of Key Technology B.V. Key Technology Australia Pty. Ltd. includes the accounts of Freshline Machines Pty. Ltd. All significant intercompany accounts and transactions have been eliminated. The financial statements also include the Company’s investment in InspX LLC, a 50% owned joint venture accounted for by the equity method.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales. Upon receipt of an order, the Company generally receives a deposit which is recorded as customers’ deposits. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. An allowance for credit losses is provided based upon historical experience and anticipated losses.

In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that the Company gives to customers or resellers as a reduction of revenue rather than as an operating expense unless the Company provided a benefit that the Company can identify and for which the Company can reasonably estimate the fair value.

Cash and Cash Equivalents—The Company considers all highly liquid investments with maturities of 90 days or less at date of acquisition to be cash equivalents.

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant, and Equipment are recorded at cost and depreciated over estimated useful lives on the straight-line basis, and depreciation commences at the time assets are placed in service. Leasehold improvements are amortized over the lesser of useful life or the term of the applicable lease using the straight-line method. The range of useful lives for fixed assets is as follows:

Years

Buildings and improvements	7 to 40
Manufacturing equipment	5 to 10
Office equipment, furniture, and fixtures	3 to 7

Goodwill and Other Intangibles—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized, but assessment of potential goodwill impairment is performed by the Company on an annual basis, or sooner, if necessary.

Other intangibles, which consist of patents, developed technologies, trademarks and trade names, and customer related intangible assets, are amortized over the estimated useful lives of the related assets, which are 10 years for the majority of the assets. Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows. Amortization of other intangibles was $1,333,000, $1,323,000 and $1,323,000 for the years ended September 30, 2005, 2004, and 2003, respectively (see Note 3).

Accrued Customer Support and Warranty Costs—The Company provides customer support services consisting of start-up assistance and evaluation and training to its customers. The Company also provides a warranty on its products ranging from ninety days to two years following the date of shipment. Management establishes allowances for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience. The provision of customer support and warranty costs is charged to cost of sales at the point of sale, and it is periodically assessed for the adequacy based on changes in these factors.

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2005	2004

Beginning balance	$889	$837

Warranty costs incurred	(1,801)	(1,703)
Warranty expense accrued	2,109	1,741
Translation adjustments	(3)	14

Ending balance	$1,191	$889

Income Taxes—Deferred income taxes are provided for the effects of temporary differences arising from differences in the reporting of revenues and expenses for financial statement and for income tax purposes under the asset and liability method using currently enacted tax rates.

Research and Development—Expenditures for research and development are expensed when incurred.

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

Impairment of Long-Lived Assets—The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. In addition, goodwill is reviewed based on its implied fair value at least annually.

One-Time Termination Costs—In September 2004, the Company initiated adjustments to its work-force in response to current market conditions. These reductions in its work force were completed in October 2004. As a result, the Company incurred approximately $274,000 in costs associated with one-time termination benefits. Of this amount, approximately $247,000 was expensed in fiscal 2004 as part of operating expenses, with the remainder expensed in the first quarter of fiscal 2005. As of September 30, 2004, approximately $80,000 in liabilities remained accrued for the amounts expensed in fiscal 2004 that were not paid as of that date. These amounts were fully paid in the first quarter of fiscal 2005.

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

Earnings Per Share—Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and warrants, and the if-converted method for mandatorily redeemable preferred stock, if the common equivalent shares were not anti-dilutive. If the mandatorily redeemable preferred stock is not anti-dilutive, assumed dividends on these securities is added back into net earnings available to common shareholders for the computation of diluted EPS. The calculation of the basic and diluted EPS from continuing operations is as follows (in thousands except per share data):

	For the year ended September 30, 2005
	Earnings	Shares	Per-Share Amount

Net earnings from continuing operations	$2,691
Less: Assumed dividends on mandatorily redeemable preferred stock	(33)
Basic EPS:
Net earnings available to common shareholders	2,658	5,041	$0.53
Effect of dilutive securities:
Common stock options	-	115
Mandatorily redeemable preferred stock	33	63
Diluted EPS:
Income available to common shareholders plus assumed conversions	$2,691	5,219	$0.52

	For the year ended September 30, 2004
	Earnings	Shares	Per-Share Amount

Net earnings from continuing operations	$3,684
Less: Assumed dividends on mandatorily redeemable preferred stock	(69)
Basic EPS:
Net earnings available to common shareholders	3,615	4,909	$0.74
Effect of dilutive securities:
Common stock options	-	219
Mandatorily redeemable preferred stock	69	94
Diluted EPS:
Income available to common shareholders plus assumed conversions	$3,684	5,222	$0.71

	For the year ended September 30, 2003
	Earnings	Shares	Per-Share Amount

Net earnings from continuing operations	$5,759
Less: Assumed dividends on mandatorily redeemable preferred stock	(132)
Basic EPS:
Net earnings available to common shareholders	5,627	4,774	$1.18
Effect of dilutive securities:
Common stock options	-	96
Mandatorily redeemable preferred stock	132	119
Diluted EPS:
Income available to common shareholders plus assumed conversions	$5,759	4,989	$1.15

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met. The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30
	2005	2004	2003

Common shares from:
Assumed exercise of stock options	249,100	183,600	714,125
Assumed conversion of warrants	-	31,636	35,553
Assumed exercise of:
- employment based stock grants	52,500	-	-
- performance based stock grants	115,000	-	-
- non-employee stock grants	2,000	-	-

The options expire on dates beginning in February 2006 through February 2015. Stock grants may become vested and exercisable between May 2006 and December 2007.

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

Accounting for Stock-Based Compensation—During 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), which defines a fair value based method of accounting for employee stock options and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”). Entities electing to utilize APB 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS No. 148”), had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25. The Company has computed, for pro forma disclosure purposes, the value of all stock and stock options granted under the Employee Stock Purchase Plan and the Restated Employees’ Stock Incentive Plan using the Black-Scholes option pricing model and using the following weighted average assumptions for the years ended September 30, 2005, 2004 and 2003:

	2005	2004	2003

Risk-free interest rate	4.24%	2.91%	2.36%
Expected dividend yield	0%	0%	0%
Expected lives	5 years	5 years	4.55 years
Expected volatility	62%	70%	74%

Using the Black-Scholes methodology, the total value of stock options granted during 2005, 2004, and 2003 was $136,000, $267,000, and $991,000, respectively, which is amortized on a pro forma basis over the vesting period of the options (between 1-4 years). The weighted average fair value of options granted under the Restated Employees’ Stock Incentive Plan during 2005, 2004, and 2003 was $5.43 per share, $8.90 per share, and $5.43 per share, respectively.

The total compensatory value of stock purchased under the Employee Stock Purchase Plan during 2005, 2004, and 2003 was $6,000, $8,000, and $8,000, respectively. The weighted average fair value of the stock purchased during 2005, 2004, and 2003 was $1.63 per share, $2.03 per share, and $1.14 per share, respectively.

In addition, in September of 2005, the Company awarded 52,500 shares of employment-based stock grants and 115,000 shares of performance-based stock grants under the Restated Employees’ Stock Incentive Plan. An additional 2,000 shares of service based stock grants were awarded to non-employees in September 2005. The value of these stock grants, based on the average fair market value at the grant date above the exercise price was $13.785 per share for a total value of $2.3 million. In fiscal 2005, $73,000 was recorded as stock compensation expense.

If the Company had accounted for the Restated Employees’ Stock Incentive Plan and Employee Stock Purchase Plan in accordance with SFAS No. 123, the Company’s net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

	Year Ended September 30, 2005	Year Ended September 30, 2004	Year Ended September 30, 2003

Net earnings, as reported	$2,691	$3,684	$5,759
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(361)	(670)	(498)

Plus: Stock-based employee compensation expense already included in the determination of net earnings, net of related tax effects	47	-	-
Pro forma net earnings	$2,377	$3,014	$5,261

Earnings per share
Basic - as reported	$0.53	$0.74	$1.18
Basic - pro forma	$0.47	$0.61	$1.15

Diluted - as reported	$0.52	$0.71	$1.15
Diluted - pro forma	$0.46	$0.58	$1.06

Future Accounting Changes—In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), which was effective for the Company on October 1, 2005. This Statement requires the Company to measure and expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and amends the disclosure requirements related to awards of equity instruments. On October 1, 2005, the Company began expensing the cost of equity instruments awarded as part of the Restated Employees’ Stock Incentive Plan and Employee Stock Purchase Plan over the requisite service period related to such awards. The Company has elected to implement this new standard under the modified prospective application. Under the modified prospective application, the Company will expense the cost of new or modified awards over the requisite service period and the cost of previously granted unvested awards for the requisite service period remaining after October 1, 2005.

The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of the Company. See the pro forma impact on net earnings and earnings per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123 in Note 1. The pro forma computation in Note 1 provides the possible effect under SFAS No. 123R and SAB 107, which may be different from the calculation of compensation cost under SFAS No. 123. In addition, full year effects of share-based payments issued late in fiscal 2005 are not fully reflected in these calculations. Such potential differences have not yet been fully quantified. Also, past usage of option plans and stock purchase plans may not reflect our practices in future periods.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This statement was effective October 1, 2005. The Company does not believe SFAS No. 151 will have a material effect on its financial position or results of operations.

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.	ACQUISITIONS

Effective February 10, 2005, the Company acquired all the outstanding stock of Freshline Machines Pty. Ltd. (“Freshline”). The purchase price, including acquisition costs, was approximately $1,477,000. The purchase agreement also provides for contingent payments if Freshline’s gross revenues in the twelve-month period subsequent to acquisition exceed specific targets. The maximum contingent purchase price under these contingencies is $700,000. The Company paid the cash purchase price from cash on hand.

The acquisition was accounted for as a purchase and Freshline’s results of operation for the period subsequent to the acquisition have been included in the Company’s Consolidated Statements of Operations. The purchase price has been allocated to the assets and liabilities of Freshline based on their estimated fair values. Based on the estimates, the Company recorded approximately $152,000 of Patents / developed technologies, which is being amortized on a straight-line basis over 10 years, as the product lines associated with these assets are expected to continue to generate revenues for an extended period of time. Assets and liabilities acquired were as follows (in thousands):

Fair value of assets acquired
Tangible assets	$1,041
Note receivable from previous owner	672
Patents / developed technologies	152
Liabilities assumed	(806)
Cash paid for common stock, less cash acquired of $418	$1,059

The note receivable from Freshline’s previous owner was re-paid in March 2005. In addition, the Company entered into the following two agreements with the previous owner: (1) a one year rental, with a one-year renewal option, of the building where Freshline is currently operating, and (2) a two-year consulting agreement.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2005, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value

Patents and developed technologies	$11,083	$4,973
Purchased trademarks and trade names	1,700	808
Customer related intangibles	900	428
	$13,683	$6,209

The significant majority of these assets are being amortized over 10 years. Amortization expense for the next five fiscal years is expected to be approximately $1.3 million per year.

As of September 30, 2005, the Company had $2.5 million of goodwill which is not being amortized.

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	September 30,
	2005	2004

Trade accounts receivable	$11,332	$9,910
Allowance for doubtful accounts	(504)	(574)

Total trade accounts receivable, net	$10,828	$9,336

Actual charges to the allowance for doubtful accounts for fiscal 2005, 2004, and 2003 were $79,000, $159,000, and $23,000, respectively. Accruals for bad debt expense for fiscal 2005, 2004, and 2003 were ($43,000), $172,000, and $162,000, respectively.

5.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2005	2004

Purchased components and raw materials	$6,170	$6,460
Sub-assemblies	1,390	1,473
Work-in-process	4,310	3,276
Finished goods	2,990	2,424

Total inventories	$14,860	$13,633

At September 30, 2005 and 2004, respectively, cumulative inventory adjustments to lower of cost or market totaled $2.8 million and $3.0 million. Amounts charged to expense for fiscal 2005 were $728,000, $841,000 for fiscal 2004, and $294,000 for fiscal 2003. Actual charges to the reserve were $863,000, $349,000 and $177,000 for fiscal 2005, 2004, and 2003, respectively.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

	September 30,
	2005	2004

Land	$258	$267
Buildings and improvements	3,891	3,939
Manufacturing equipment	12,313	12,104
Office equipment, furniture, and fixtures	11,582	11,376
	28,044	27,686

Accumulated depreciation	(23,780)	(22,640)

Total property, plant, and equipment, net	$4,264	$5,046

7.	INVESTMENT IN JOINT VENTURE

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

The investment in the joint venture is being accounted for under the equity method of accounting. The Company shares equally (50%) in the earnings or loss of the joint venture. For the periods ending September 30, 2005 and 2004, the Company’s equity in earnings of the joint venture was a loss of approximately $659,000 and $170,000, respectively.

Summarized financial information for the joint venture (at 100%, without intercompany eliminations, and as adjusted for the purchase method of accounting) is as follows (in millions):

	September 30
	2005	2004
Balance Sheet

Current assets	$1.7	$1.9
Patents and developed technologies	3.3	3.7
Total assets	5.2	5.6
Current liabilities	1.1	0.3
Long-term debt	1.5	1.5
Equity	2.6	3.8

	September 30
	2005	since inception 2004
Results of Operations

Sales	$2.6	$0.3
Gross profit	1.2	0.1
Operating expenses	1.9	0.3
Amortization of intangibles	0.4	0.1
Net loss before taxes	(1.3)	(0.3)

8.	FINANCING AGREEMENTS

The Company’s domestic credit facility provides a credit accommodation totaling $11.6 million in the United States consisting of a term loan of $1.6 million and a revolving credit facility of up to $10.0 million. The revolving credit facility matures in April 2006. The term loan requires quarterly payments of principal of $200,000 and matures on July 31, 2007. The term loan bears interest at The Wall Street Journal prime rate, which was 6.75% at September 30, 2005. The revolving credit facility bears interest, at the Company’s option, of either The Wall Street Journal prime rate less 1.5% or a LIBOR based rate. The rate was 5.25% at September 30, 2005. The credit facility is secured by all of the U.S. personal property, including patents and other intangibles of the Company and its subsidiaries, and contains covenants that require the maintenance of a defined debt ratio, a fixed charge coverage ratio, and minimum profitability. The credit facility also restricts the payment of dividends. At September 30, 2005, the Company was in compliance with all loan covenants. At September 30, 2005, borrowings under the term loan were $1.6 million and there were no borrowings outstanding under the revolving credit facility. At September 30, 2004, borrowings under the term loan were $2.4 million. There were no borrowings outstanding under the revolving credit facility at September 30, 2004.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.6 million and includes term loans of $545,000, an operating line of the lesser of $1.8 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million. The term loans require quarterly principal payments of $37,000 and mature in October 2006 and August 2012. The term loans are secured by real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At September 30, 2005, the interest rate was 4.75%. Interest rates on the term loans are subject to annual renegotiation. At September 30, 2005, the Company had borrowings under this facility of approximately $545,000 in term loans, and had received bank guarantees of $831,000 under this agreement. At September 30, 2004, the Company had borrowings under this facility of approximately $715,000 in term loans and $368,000 of bank guarantees. There were no amounts outstanding under the operating line at either September 30, 2005 or September 30, 2004.

Long-term debt consists of the following (in thousands):

	September 30,
	2005	2004
Term loan dated August 2002, variable interest payable quarterly at the bank’s prime rate (6.75% at September 30, 2005), due in quarterly principal payments of $200,000 through July 2007. Secured by business property.	$1,600	$2,400

Note payable, interest rate of 4.10%, due in quarterly principal and interest installments through August 2012, secured by certain land and buildings.	436	512

Note payable, interest rate of 4.25%, due in quarterly principal and interest installments through October 2006, secured by certain land and buildings.	109	203

Capital leases, interest rates between 6% and 11%, due in principal and interest installments through March 2007, secured by certain office and manufacturing equipment.	175	418

	2,320	3,533
Current portion	(1,121)	(1,210)

Total long-term debt	$1,199	$2,323

Principal payments on long-term debt are as follows (in thousands):

Year Ending September 30

2006	$1,121
2007	883
2008	60
2009	60
2010	60
Thereafter	136

Total	$2,320

Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the fair value of long-term debt at September 30, 2005 approximates its carrying value.

On November 10, 2005, the term loan under the domestic credit facility was paid in full from available cash.

9.	LEASES

The Company has agreements with the Port of Walla Walla to lease two operating facilities, one of which expires on December 31, 2005. The Company plans to consolidate its operations in Walla Walla into one facility by the end of calendar 2005. The Company has amended its lease agreement on its primary operating facility in June 2005, which extended the lease term to 2020 and will add approximately 23,000 square feet of manufacturing and office space under the lease. The Company currently has the option to purchase the land and plant under the agreement. The purchase price of the primary facility is determined by reducing the original plant construction costs of approximately $8,800,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease. The Company also has two leased operating facilities in Oregon. Both leases expire in 2007. The Company has leased an operating facility in The Netherlands under a lease that expires in 2008. The Company has leased an operating facility in Australia under a lease that expires in 2006 (with a one year renewal option).

Rent expense is recognized on a straight-line basis over the term of the lease. Rental expense for the Company’s operating leases referred to above was $1,476,000 for the year ended September 30, 2005, $1,394,000 for the year ended September 30, 2004, and $1,367,000 for the year ended September 30, 2003.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30	Rental Payments	Rental Expense

2006	$1,455	$1,390
2007	1,311	1,254
2008	1,037	1,042
2009	848	853
2010	848	853
Thereafter	9,138	8,527

Total	$14,637	$13,919

10.	MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

The Company issued 1,340,366 shares of Series B convertible preferred stock (“Series B”) at a price of $8.60 per share in conjunction with the acquisition of Advanced Machine Vision Corporation (“AMVC”) in 2000. The Series B was accreted from its issue price to its scheduled redemption price using the effective interest method. Each share of Series B, par value of $0.01 per share, was convertible into 2/3 of a share of common stock. The Series B was convertible at the option of the holder at any time, unless previously redeemed, or by the Company upon a merger, consolidation, share exchange or sale of substantially all of its assets. The holders of Series B could have required the Company to repurchase any or all of their shares at the redemption price of $10.00. If not converted to common stock or redeemed at the option of the Series B holder prior to July 12, 2005, the Company was required to redeem the Series B for $10.00 per share on July 12, 2005. In July 2005, all remaining unconverted Series B shares were redeemed at the $10.00 per share redemption price.

The Company issued 365,222 warrants at a fair market value of $10.00 per warrant in conjunction with the issuance of the Series B convertible preferred stock and the acquisition of AMVC. Each warrant entitled its holder to purchase at any time for a period of five years from July 12, 2000 one share of common stock at $15.00 per share, subject to certain adjustments. The warrants permitted the holder to engage in a net exercise of the warrants if the fair market value of one share of common stock is greater than $15.00 per share on the date of exercise. Prior to the expiration date of the warrant, the holder could have required the Company to redeem the warrant for cash at a price equal to $10.00 for each whole share of common stock that may be purchased under the warrant. These warrants expired in July 2005, and all unconverted warrants presented to the Company were redeemed at the $10.00 per warrant redemption price. There were 12,738 warrants that expired unredeemed and unconverted. The recorded liability related to such warrants was reclassified to equity upon their expiration.

11.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

At September 30, 2005, the Company’s European subsidiary had approximately $831,000 of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment. The customer deposits received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. In addition, at September 30, 2005, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $275,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

12.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2005	2004	2003
Current:
Federal	$372	$1,089	$42
Foreign	31	(104)	310
State	67	66	261

	470	1,051	613
Deferred:
Federal	481	605	2,133
Foreign	(25)	-	-
State	(24)	(39)	(53)

	432	566	2,080

Total income tax expense	$902	$1,617	$2,693

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2005	2004
Deferred tax asset:
Reserves and accruals	$2,726	$2,416
Net operating loss and other tax credit carryforwards	1,131	1,980
Tax benefits of share-based payments	27	158
Translation adjustment to equity	(63)	(71)
Deferred tax liability:
Accumulated depreciation	(99)	(141)
Intangible assets	(1,956)	(2,353)

Net deferred tax asset	$1,766	$1,989

Deferred tax:
Current asset	$2,382	$2,119
Long-term asset	10	6
Long-term liability	(626)	(136)

Net deferred tax asset	$1,766	$1,989

There is no valuation allowance at September 30, 2005 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient net income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company also believes that the American Jobs Creation Act of 2004, enacted in October 2004, will not affect its utilization of deferred tax assets.

Income tax expense is computed at rates different than statutory rates. The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2005	2004	2003

Statutory rates	34.0%	34.0%	34.0%
Increase (reduction) in income taxes resulting from:
Extraterratorial income exclusion	(5.4)	(2.8)	(2.3)
Foreign tax credit effects of acquisition	(2.2)	-	-
Research and development credit	(1.7)	(1.0)	(0.3)
State income taxes, net of federal benefit	0.6	0.5	1.6
Change in tax laws	-	-	(1.8)
Other permanent differences	0.3	(0.2)	0.7
Tax exempt interest	(0.5)	-	-
Income tax combined effective rate	25.1%	30.5%	31.9%

At September 30, 2005, there were $3.3 million of net operating loss carryforwards which expire between 2018 and 2019.

13.	STOCK COMPENSATION PLANS

At September 30, 2005, the Company has two stock-based compensation plans which are described below. The Company accounts for these plans under APB 25 (see Significant Accounting Policies in Note 1). The compensation cost that has been charged against income was $73,000, $0, and $0 for 2005, 2004, and 2003, respectively.

Employees’ Stock Incentive Plan—Under the Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or nonqualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options. The option exercise price is the fair market value of the underlying stock at the date of grant. In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards which vest either on employment-based or performance-based measures.

Incentive Stock Options

	Number of Shares	Weighted- Average Exercise Price

Balance at September 30, 2002	818,933	$10.14

Options granted	182,500	$8.98
Options exercised	(11,837)	$5.71
Options forfeited	(52,033)	$9.32

Balance at September 30, 2003	937,563	$10.02

Options granted	30,000	$14.83
Options exercised	(186,218)	$7.97
Options forfeited	(17,238)	$9.60

Balance at September 30, 2004	764,107	$10.71

Options granted	25,000	$9.64
Options exercised	(191,858)	$7.73
Options forfeited	(65,960)	$11.28

Balance at September 30, 2005	531,289	$11.67

The following table summarizes information about stock options outstanding at September 30, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price

$2.51 - 5.00	79,689	2.4	$2.91	48,849	$2.89
$5.00 - 10.00	182,500	4.4	8.89	102,000	8.66
$10.01 - 15.00	105,800	2.9	11.46	92,050	11.61
$15.01 - 20.00	98,000	2.8	16.93	98,000	16.93
$20.01 - 23.25	65,300	0.6	22.59	65,300	22.59

$2.51 - 23.25	531,289	3.0	$11.67	406,199	$12.87

Employment-Based Stock Awards—In September 2005, the Company awarded 52,500 shares of employment-based stock grants. The fair value of these grants is $13.785 per share based on the average fair market value at the grant date. The restrictions on the grants lapse at the end of the required three-year employment period and the awards have a weighted average remaining contractual life of 2.6 years. The Company accounts for these awards in accordance with APB 25, under which stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

Employee Performance-Based Stock Awards—In September 2005, the Company awarded 115,000 shares of performance-based stock grants, the lapse of the restrictions on which is contingent upon the increase in the Company’s net earnings over a three year period beginning with fiscal 2005. If the Company’s net income from continuing operations has a compound annual growth rate of 7.5%, the restrictions on 50% of the shares lapse; at 10%, the restrictions on 80% of the shares lapse; and at 25%, the restrictions on 100% of the shares lapse. The lapse of the restrictions on the shares is linear between the stated levels. No restrictions lapse if the compound annual growth rate is less than 7.5%, and 10% of the shares may be forfeited if net income in any one year does not equal at least 90% of the prior year’s net income from continuing operations, although up to 25% of the forfeited shares may be reinstated at the discretion of the Board of Directors. In addition, recipients must be in continued employment with the Company through December 2007 for the restrictions on the awards to lapse. The remaining weighted average contractual life is 2.12 years. Final measurement of the awards is variable until vesting becomes probable. Compensation expense is recognized over the period the employee performs related services based on the estimated number of shares expected to vest.

At September 30, 2005, the total number of shares reserved for issuance under the Incentive Plan was 897,570, of which 198,781 were available for grant. At that date, options on 406,199 shares were exercisable at prices from $2.51 to $23.25 per share. In addition, there were 125,090 unvested options outstanding and 167,500 employment or performance-based stock awards whose restrictions had not lapsed. In 2004, the shareholders approved the addition of 100,000 shares for issuance under this Incentive Plan. At September 30, 2004, the total number of shares reserved for option exercises was 1,089,428, of which 325,321 were available for grant. At that date, options for 519,677 shares were exercisable at prices from $2.51 to $23.25 per share. At September 30, 2003, the total number of shares reserved for option exercises was 1,175,646, of which 238,083 were available for grant. At that date, options for 565,046 shares were exercisable at prices from $7.00 to $23.25 per share.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”). Shares are not available to employees who already own 5% or more of the Company’s stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Purchase Plan of which 413,654 remain available. During the years ended September 30, 2005, 2004, and 2003, the Company issued shares totaling 3,644, 3,797; and 6,918, respectively, under the Purchase Plan.

Non employee Service-Based Stock Awards—In September 2005, the Company awarded 2,000 shares of service-based stock grants to non-employees. Under the terms of the award, 50% of the shares vest if the non-employees perform services through May 31, 2006 and the remaining 50% vest if the services are performed through May 31, 2007. The grants have a weighted average remaining contractual life of 1.67 years. In accordance with EITF 96-18, the value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date.

14.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions for a maximum match of 2% of each participating employee’s compensation. The Company contributed $281,000, $297,000, and $285,000 in matching funds to the plan for the years ended September 30, 2005, 2004, and 2003, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. Profit sharing plan expense was $248,000, $182,000, and $860,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

15.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels. Therefore, the Company reports on one segment. The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2005	2004	2003
Net sales by product category:
Automated inspection systems	$20,647	$28,675	$30,230
Process systems	31,853	27,713	31,759
Aftermarket	27,822	24,222	20,633

Total net sales by product category	$80,322	$80,610	$82,622

Net sales for service/contracts were less than 10% of total net sales for the years ended September 30, 2005, 2004, and 2003, respectively, and are therefore summarized with aftermarket.

The following table summarizes information about geographic areas:

	Year Ended September 30,
	2005	2004	2003
Net sales:
Domestic	$38,475	$45,263	$41,538
International	41,847	35,347	41,084

Total net sales	$80,322	$80,610	$82,622

Long-lived assets:
Domestic	$11,658	$14,270	$14,067
International	2,593	2,606	2,675

Total long-lived assets	$14,251	$16,876	$16,742

There was one customer that accounted for approximately 16% and 13% of net sales during fiscal 2005 and 2004, respectively. There was no customer that accounted for greater than 10% of net sales during fiscal 2003.

No single country outside the United States accounted for more than 10% of net sales in 2005 or 2004. During 2003, net sales to various customers in Canada accounted for approximately 11% of total net sales. Location of the customer is the basis for the categorization of net sales.

******

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2005 and 2004 (in thousands, except per share data):

2005 Quarter Ended	December 31,	March 31,	June 30,	September 30,	Total

Net sales	$14,571	$18,269	$25,917	$21,565	$80,322
Gross profit	5,305	6,864	11,087	8,051	31,307
Net earnings (loss)	(442)	62	2,646	425	2,691
Net earnings (loss) per share—basic	$(0.09)	$0.01	$0.52	$0.08	$0.53
Net earnings (loss) per share—diluted	$(0.09)	$0.01	$0.51	$0.08	$0.52

2004 Quarter Ended	December 31,	March 31,	June 30,	September 30,	Total

Net sales	$18,743	$20,761	$22,170	$18,936	$80,610
Gross profit	7,056	8,892	10,216	7,560	33,723
Net earnings	505	1,138	2,008	34	3,684
Net earnings per share—basic	$0.10	$0.23	$0.40	$0.01	$0.74
Net earnings per share—diluted	$0.10	$0.22	$0.38	$0.01	$0.71

Note: Annual totals may not agree to the summarization of quarterly information due to insignificant rounding and the required calculation conventions. In addition, basic net earnings per share for 2004 may vary from previously reported amounts due to the adoption of EITF 03-6, Participating Securities and the Two-Class Method, under FASB Statement No. 128, during fiscal 2004.

Quarterly information for the quarters ending March 31 and June 30 of fiscal 2005 has been restated due to the final determination of the appropriate accounting treatment for the termination of the lease of one of the operating facilities in Walla Walla that, when considered in connection with modification of a second lease, should not result in the reversal of a deferred rent obligation. Beginning in the second quarter of fiscal 2005 and continuing through the end of fiscal 2005, the Company had been reducing the deferred rent obligation over the remaining term of the expiring lease. This determination resulted in reduced annual net earnings of $360,000 before income taxes. In addition, the Company reversed a gain related to redeemable warrants that expired in the fourth quarter of fiscal 2005 to equity on the expiration date, which reduced annual net earnings by $127,000 before income taxes. Adjusted figures for the quarters and fiscal 2005 are as follows:

	Quarter ended
Fiscal year 2005	March 31,	June 30,	September 30,	Year ended September 30,

Net earnings - as adjusted	$62	$2,646	$425	$2,691
Net earnings - as reported	167	2,709	569	3,003

Net earnings per share (basic) - as adjusted	$0.01	$0.52	$0.08	$0.53
Net earnings per share (basic) - as reported	$0.03	$0.53	$0.11	$0.59

Net earnings per share (diluted) - as adjusted	$0.01	$0.51	$0.08	$0.52
Net earnings per share (diluted) - as reported	$0.03	$0.52	$0.11	$0.58

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were ineffective because of the material weakness discussed below. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in such reports is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), as of September 30, 2005 and this assessment identified the following control deficiencies that in the aggregate constitute a material weakness in the Company's internal control over financial reporting:

1.
Deficiencies existed with respect to the documentation of accounting guidance applicable to significant non-recurring events and transactions which, when considered in the aggregate, constitute a material weakness over financial reporting. These deficiencies included failures to prepare concurrent documentation of the application of generally accepted accounting principles to significant non-recurring transactions during the year as related to, for example, the accounting for lease terminations and the expiration of redeemable warrants.

2.
Deficiencies existed with respect to reconciliation procedures and policies related to the Company's monthly closing process. These deficiencies included deficiencies in areas related to, among others, accounts payable cut-off procedures, accounting estimates and presentation or disclosure matters.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraphs, management believes that, as of September 30, 2005, the Company's internal control over financial reporting was not effective based on those criteria.

In light of the material weakness, the Company performed additional manual controls, procedures and analyses and other pre- and post-closing procedures designed to ensure that the Company's consolidated financial statements are presented fairly in all material respects in accordance with generally accepted accounting principles. The Company relied on increased monitoring and review to compensate for the weakness noted above in the preventative and detective controls. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

Since the discovery of the material weakness in internal controls described above, management is strengthening the Company's internal controls over financial reporting and is taking various actions to improve the Company's internal controls including, but not limited to, the following:

Additional Personnel. The Company is actively seeking to hire additional qualified finance and accounting staff with significant depth and expertise to supplement existing personnel, including a corporate controller.

Implementation of Closing Controls and Procedures. Concurrently with the hiring of additional staff, the Company is implementing additional procedures and levels of review to improve reconciliation procedures and policies and generally strengthen the closing process.

The Company has assigned a high priority to remediating the material weakness in the Company's internal control over financial reporting.

Changes in Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Subsequent to the end of the quarter, after discovering a material weakness in internal controls over financial reporting in the areas of documentation and reconciliation procedures, the Company plans to make changes in its internal controls over financial reporting during the first quarter of fiscal 2006 ending December 31, 2005 in order to address the material weakness identified. The Company plans to take further remediation steps by the end of the second quarter of fiscal 2006 to confirm that effective controls are in place and continue to operate as designed.

ITEM 9B.	OTHER INFORMATION.

None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There is hereby incorporated by reference the information under the captions "Election of Directors" and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2005.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2005.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption "Principal Shareholders" in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2005.

Equity Compensation Plan Information

The following table provides information as of September 30, 2005 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Shareholders
Restated Employees’ Stock Incentive Plan	531,289	$11.67	198,781(3)
1996 Employee Stock Purchase Plan	(1)	(1)	413,654
Equity Compensation Plans Not Approved by Shareholders(2)	-	-	-
Total	531,289	$11.67	612,435

(1)
We are unable to ascertain with specificity the number of securities to be issued under the 1996 Employee Stock Purchase Plan or the weighted average purchase price of the shares that may be purchased under the plan. Under the plan, eligible employees may make contributions to the plan of not more than five percent of the participant’s compensation during each pay period in the offering period. The offering periods commence quarterly beginning October 1, January 1, April 1, and July 1 of each year. Purchases are made on the last business day of each offering period at a purchase price per share equal to 85% of the fair market value of the Common Stock on the purchase date. There are 500,000 shares of Common Stock reserved under the plan.

(2)	There are no Equity Compensation Plans that have not been approved by Shareholders.
(3)	The number of securities remaining may be used for issuance of either options or restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in the Company's definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

PAGE

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

Reference is made to Part II, Item 8, for a listing of required financial statements filed with this report	29

2.	Financial Statement Schedules:

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
(10.7)
Lease Agreement dated April 18, 1996 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 7, 1996 and incorporated herein by reference)

(10.8)*
Registrant’s Restated Employees’ Stock Option Plan (1996 Plan as amended through July 12, 2000) (filed as Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.9)*
Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement (filed as Exhibit 10.14 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.10)*
Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 1 (filed as Exhibit 10.15 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.11)*
Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 2 (filed as Exhibit 10.16 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.12)*
Registrant’s Profit Sharing and 401(k) Plan 2001 Restatement, Amendment No. 3 (filed as Exhibit 10.17 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.13)
Loan Agreement dated August 9, 2002 between Registrant and Banner Bank (filed as Exhibit 10.18 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.14)
Revolving Note dated August 9, 2002 between Registrant and Banner Bank (filed as Exhibit 10.19 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.15)
Term Note dated August 9, 2002 between Registrant and Banner Bank (filed as Exhibit 10.20 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.16)
Reducing Non-Revolving Note dated August 9, 2002 between Registrant and Banner Bank (filed as Exhibit 10.21 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.17)
Credit Agreement dated August 8, 2002 between Suplusco Holding B.V., Key Technology B.V. and ABN AMRO Bank N.V. (filed as Exhibit 10.22 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference)

(10.18)
Amendment to Loan Documents dated December 11, 2002 between Registrant and Banner Bank (filed as Exhibit 10.23 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference)

(10.19)
Addendum No. 1 to Construction and Lease Agreement executed December 31, 2002 between the Port of Walla Walla and Registrant (filed as Exhibit 10.24 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference)

(10.20)
Amendment to Loan Documents dated July 31, 2003 between Registrant and Banner Bank (filed as Exhibit 10.20 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2003 and incorporated herein by reference)

(10.21)*
Registrant’s 2003 Restated Employees’ Stock Incentive Plan, (1996 Plan as amended and restated as of December 15, 2003) (filed as Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on May 14, 2004 and incorporated herein by reference)

(10.22)
Second Amendment to Loan Agreement dated March 31, 2005 between Registrant and Banner Bank (filed as Exhibit 10.22 to the Form 10-Q filed with the Securities and Exchange Commission on May 13, 2005 and incorporated herein by reference)

(10.23)
Addendum No. 2 to Construction and Lease Agreement executed June 8, 2005 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 13, 2005 and incorporated herein by reference)

(10.24)
Amended and Restated Loan Agreement dated June 6, 2005 between Registrant and Banner Bank (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 20, 2005 and incorporated herein by reference)

(10.25)
Amended and Restated Revolving Note dated June 6, 2005 between Registrant and Banner Bank (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on June 20, 2005 and incorporated herein by reference)

(10.26)*
Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 12, 2005 and incorporated herein by reference)

(10.27)*
Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 12, 2005 and incorporated herein by reference)

(14)
Registrant’s Code of Business Conduct and Ethics, dated August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission on August 18, 2004 and incorporated herein by reference)

(21)	List of Subsidiaries
(23.1)	Consent of Independent Registered Public Accounting Firm from Grant Thornton LLP
(23.2)	Consent of Independent Registered Public Accounting Firm from Deloitte & Touche LLP
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_______________
*	Management contract or compensatory plan or arrangement.

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

December 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Madsen	December 22, 2005
Thomas C. Madsen, Chairman

/s/ John E. Pelo	December 22, 2005
John E. Pelo, Director

/s/ Michael L. Shannon	December 22, 2005
Michael L. Shannon, Director

/s/ Charles H. Stonecipher	December 22, 2005
Charles H. Stonecipher, Director

/s/ Donald A. Washburn	December 22, 2005
Donald A. Washburn, Director

/s/ Kirk W. Morton	December 22, 2005
Kirk W. Morton, Director, President and Chief Executive Officer

/s/ Ronald W. Burgess	December 22, 2005
Ronald W. Burgess, Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC.

FORM 10-K
EXHIBIT INDEX

EXHIBIT NUMBER
21.1	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firms from Grant Thornton LLP
23.2	Consent of Independent Registered Public Accounting Firms from Deloitte & Touche LLP
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002