Form 10-Q/A
period 2005-03-31
KEY TECHNOLOGY INC
filed 2006-02-08
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
_____________________________________________

FORM 10-Q/A
Amendment No. 1

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

The number of shares outstanding of the Registrant's common stock, no par value, on April 29, 2005 was 5,032,008 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2005

EXPLANATORY NOTE	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

SIGNATURES	26

EXHIBIT INDEX	27

ExplanatoryNote

We are filing this Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 (the “March 31 Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“the SEC”) on May 13, 2005.

We reported the decision to restate this information in a Current Report on Form 8-K which was filed with the SEC on December 29, 2005. The decision to restate was made by the Audit Committee of the Board of Directors of the Company on December 21, 2005 based on the recommendation of the Company’s management. Management determined that adjustments relating to lease accounting identified by the Company’s independent registered public accounting firm in connection with completing audit procedures for the year ended September 30, 2005 also affected the Company’s interim financial statements and other financial information for the quarters ended March 31, 2005 and June 30, 2005. Part I of this Form 10-Q/A contains more information about this restatement in “Note 2. Restatement of Financial Statements” which accompanies the restated condensed unaudited consolidated financial statements in Item 1.

We revised our disclosure controls and procedures reports contained in our March 31 Form 10-Q by removing any qualifying language to the effectiveness of such disclosure controls and procedures and by discussing the facts and circumstances surrounding the above-described restatements and amendments. We also disclose how such restatements and amendments affected our CEO’s and CFO’s original conclusions regarding the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective at March 31, 2005.

Accordingly, this Form 10-Q/A includes our restated financial statements for the three-month and six-month periods ended March 31, 2005 with accompanying notes.

Except for the foregoing amended information in Note 2 of Notes to the restated condensed unaudited consolidated financial statements, this Form 10-Q/A continues to describe conditions as of the date of the original filing and we have not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the original filing or other disclosures necessary to reflect subsequent events have been addressed in reports filed with the SEC subsequent to the date of the original filing.

This Form 10-Q/A sets forth the original filing in its entirety; however, as a result of the items noted above, this Form 10-Q/A only amends or restates the condensed unaudited consolidated financial statements and accompanying notes of Item 1, Item 2, and Item 4 of the original filing. In each case, the amendment or restatement was made solely as a result of the items discussed in Note 2 of Notes to the restated condensed unaudited consolidated financial statements, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, the original filing has been amended to contain currently dated certifications for our Chairman of the Board of Directors and our Chief Financial Officer that are attached to this 2005 Form 10-Q/A, as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND SEPTEMBER 30, 2004
(As restated, See Note 2)

	March 31,		September 30,
	2005		2004
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$10,860		$8,817
Trade accounts receivable, net	8,211		9,336
Inventories:
Raw materials	7,123		6,460
Work-in-process and sub-assemblies	6,261		4,749
Finished goods	2,643		2,424
Total inventories	16,027		13,633
Other current assets	3,861		3,216
Total current assets	38,959		35,002
Property, plant and equipment, net	4,778		5,046
Deferred income taxes	7		6
Investment in joint venture	1,544		1,914
Goodwill, net	2,524		2,524
Intangibles and other assets, net	7,452		8,022
Total	$55,264		$52,514

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,425		$1,599
Accrued payroll liabilities and commissions	3,849		3,781
Accrued customer support and warranty costs	1,323		1,283
Other accrued liabilities	3,086		2,007
Customers' deposits	3,837		2,536
Current portion of long-term debt and capital lease obligations	1,155		1,210
Current portion of mandatorily redeemable preferred stock	1,153		1,279
Current portion of warrants	304		316
Total current liabilities	17,132		14,011
Long-term debt and capital lease obligations	1,711		2,323
Deferred income taxes	207		136
Total shareholders' equity	36,214		36,044
Total	$55,264		$52,514

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(As restated, See Note 2)

	2005		2004
		(in thousands, except per share data)

Net sales	$18,269		$20,761
Cost of sales	11,405		11,869
Gross profit	6,864		8,892
Operating expenses:
Sales and marketing	3,106		3,333
Research and development	1,176		1,497
General and administrative	2,003		2,042
Amortization of intangibles	333		331
Total operating expenses	6,618		7,203
Gain on sale of assets	8		6
Earnings from operations	254		1,695
Other income (expense)	(201)		(39)
Earnings before income taxes	53		1,656
Income tax (benefit) expense	(9)		518
Net earnings	62		1,138
Assumed dividends on mandatorily redeemable preferred stock	(1)		(22)
Net earnings available to common shareholders	$61		$1,116

Earnings per share
- basic	$0.01		$0.23
- diluted	$0.01		$0.22

Shares used in per share calculations - basic	5,009		4,897

Shares used in per share calculations - diluted	5,191		5,285

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(As restated, See Note 2)

	2005		2004
		(in thousands, except per share data)

Net sales	$32,840		$39,504
Cost of sales	20,671		23,557
Gross profit	12,169		15,947
Operating expenses:
Sales and marketing	6,137		6,654
Research and development	2,516		2,635
General and administrative	3,769		3,613
Amortization of intangibles	664		661
Total operating expenses	13,086		13,563
Gain on sale of assets	13		6
Earnings (loss) from operations	(904)		2,390
Other income	226		37
Earnings (loss) before income taxes	(678)		2,427
Income tax (benefit) expense	(298)		785
Net earnings (loss)	(380)		1,642
Assumed dividends on mandatorily redeemable preferred stock	-		(32)
Net earnings (loss) available to common shareholders	$(380)		$1,610

Earnings (loss) per share
- basic	$(0.08)		$0.33
- diluted	$(0.08)		$0.31

Shares used in per share calculations - basic	5,001		4,858

Shares used in per share calculations - diluted	5,001		5,227

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(As restated, See Note 2)

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

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED STATEMENTS

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

2.	Restatement of Financial Statements

In the course of completing audit procedures relating to the financial statements of the Company for the year ended September 30, 2005, the Company’s independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), identified certain proposed adjustments in the Company’s financial statements for the year ended September 30, 2005. Upon considering this information, the Company’s management determined that adjustments relating to lease accounting also affected the Company’s interim financial statements and other financial information for the quarter ended March 31, 2005, and the Audit Committee of the Board of Directors of the Company authorized management on December 21, 2005 to amend and restate the financial statements and other financial information for this interim period.

The Company has agreements with the Port of Walla Walla, Washington to lease two operating facilities, the lease on one of which expires on December 31, 2005. The Company undertook in 2005 to consolidate its operations into one facility by the end of calendar 2005 and modified one of its leases to add additional leased space and to extend the lease term through 2020. As a result of the consolidation of facilities and expiration of the lease on one operating facility, the Company reduced deferred rent credits over the remaining term of the expiring lease beginning in the second quarter of fiscal 2005 and continuing through the end of fiscal 2005.

However, management has subsequently concluded that (a) the accounting treatment to be used for the deferred rent credits relating to the expiring lease is to amortize the credits over the remaining term of the continuing operating facility lease; and (b) the Company’s quarterly report previously filed with respect to the fiscal quarter ended March 31, 2005 should be restated.

As a result of the restatement, net earnings for the three and six-month periods ended March 31, 2005 was reduced by $105,000 ($0.02 per share - diluted).

The following table sets forth the effects of the Company’s restatement:

	Three months ended March 31, 2005		Six months ended March 31, 2005
Statement of Operations:	As Reported	As Restated	As Reported	As Restated

Cost of sales	$11,241	$11,405	$20,507	$20,671
Gross profit	7,028	6,864	12,333	12,169
Earnings (loss) from operations	418	254	(740)	(904)
Earnings (loss) before income taxes	217	53	(514)	(678)
Income tax (benefit) expense	50	(9)	(239)	(298)
Net earnings (loss)	167	62	(275)	(380)
Net earnings (loss) available to common shareholders	164	61	(275)	(380)
Earnings (loss) per share - basic	$0.03	$0.01	$(0.06)	$(0.08)
Earnings (loss) per share - diluted	$0.03	$0.01	$(0.06)	$(0.08)

	March 31, 2005
Balance Sheet:	As Reported	As Restated
Liabilities and Shareholders' Equity
Other accrued liabilities	$2,922	$3,086
Total current liabilities	16,968	17,132
Deferred income taxes	266	207
Total shareholders' equity	36,319	36,214

All other items on the Condensed Unaudited Consolidated Statement of Operations and Balance Sheet were unchanged.

There were no changes to the Condensed Unaudited Consolidated Statements of Cash Flows.

3.	Acquisitions

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

4.	Stock Compensation

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

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
	(As Restated)		(As Restated)
Net earnings (loss), as reported	$62	$1,138	$(380)	$1,642
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(80)	$(163)	(154)	$(297)
Pro forma net earnings (loss)	$(18)	$975	$(534)	$1,345

Earnings (loss) per share:
Basic - as reported	$0.01	$0.23	$(0.08)	$0.33
Basic - pro forma	$0.00	$0.20	$(0.11)	$0.27

Diluted - as reported	$0.01	$0.22	$(0.08)	$0.31
Diluted - pro forma	$0.00	$0.19	$(0.11)	$0.26

During the six-month period ending March 31, 2005, the Company granted 25,000 options. The weighted average fair value of the options granted, using the Black-Scholes methodology, was $5.43 per share. The total value of these options was $136,000, which will be amortized over the one-year vesting period. These options expire in February 2015.

5.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended March 31, 2005			For the three months ended March 31, 2004
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
	(As Restated)
Net earnings from continuing operations	$62			$1,138
Less: Assumed dividends on mandatorily redeemable preferred stock	(1)			(22)
Basic EPS:
Net earnings available to common shareholders	61	5,009	$0.01	1,116	4,897	$0.23
Effect of dilutive securities:
Common stock options		101			293
Mandatorily redeemable preferred stock	1	81		22	95
Diluted EPS:
Earnings available to common shareholders plus assumed conversions	$62	5,191	$0.01	$1,138	5,285	$0.22

	For the six months ended March 31, 2005			For the six months ended March 31, 2004
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
	(As Restated)
Net earnings (loss) from continuing operations	$(380)			$1,642
Less: Assumed dividends on mandatorily redeemable preferred stock	-			(32)
Basic EPS:
Net earnings (loss) available to common shareholders	(380)	5,001	$(0.08)	1,610	4,858	$0.33
Effect of dilutive securities:
Common stock options		-		-	271
Mandatorily redeemable preferred stock	-	-		32	98
Diluted EPS:
Earnings (loss) available to common shareholders plus assumed conversions	$(380)	5,001	$(0.08)	$1,642	5,227	$0.31

The weighted average number of diluted shares includes only potential common shares that are not anti-dilutive to reported EPS. The following potential common shares were not included in the EPS calculations as they were anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004

Common shares from:
Assumed exercise of stock options	288,300	160,300	715,126	185,300
Assumed conversion of preferred stock	-	-	76,891	-
Assumed conversion of warrants	30,351	31,985	30,351	31,985

6.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.

7.	Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended
	March 31, 2005	March 31, 2004
	(As Restated)
Components of comprehensive income (loss):
Net earnings	$62	$1,138
Other comprehensive income -
foreign currency translation adjustment, net of tax	(83)	(62)
Total comprehensive income (loss)	$(21)	$1,076

	Six months ended
	March 31, 2005	March 31, 2004
	(As Restated)
Components of comprehensive income (loss):
Net earnings (loss)	$(380)	$1,642
Other comprehensive income -
foreign currency translation adjustment, net of tax	197	195
Total comprehensive income (loss)	$(183)	$1,837

8.	Contractual guarantees and indemnities

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

9.	Future accounting changes

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is effective for the Company on October 1, 2005. This Statement requires the Company to measure and expense the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award and amends the disclosure requirements related to awards of equity instruments. Beginning October 1, 2005, the Company will begin expensing the cost of equity instruments awarded as part of the Employees’ Stock Incentive Plan and Employee Stock Purchase Plan over the requisite service period related to such awards. The Company has elected to implement this new standard under the modified prospective application. Under the modified prospective application, the Company will expense the cost of new or modified awards over the requisite service period and the cost of previous awards for the requisite service period remaining after October 1, 2005. Until October 1, 2005, the Company will continue to account for share-based payments under APB No. 25 and continue to include the applicable disclosures. (See Note 4.)

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

Restatement

As discussed more fully in Note 2 to the restated condensed unaudited consolidated financial statements in Item 1 of Part I, we have restated our previously reported interim financial statements for the three-month and six-month periods ended March 31, 2005. This discussion and analysis should be read in conjunction with the restated financial statements and notes appearing elsewhere in this Report.

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

Gross profit for the second quarter of fiscal 2005 was $6.9 million compared to $8.9 million in the corresponding quarter last year, or 37.6% and 42.8% of net sales, respectively. The decrease in sales volume in the current quarter compared to the prior year quarter, the resulting manufacturing resource underutilization and a less favorable product mix account for the dollar and percent of sales decrease. The prior year second quarter had higher automated inspection system sales, which have higher gross margins.

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

The Company reported net earnings of $62,000, or $0.01 per diluted share, for the second quarter of fiscal 2005 compared to net earnings of $1,138,000, or $0.22 per diluted share, in the corresponding quarter last year.

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

Gross profit for the first six months of 2005 was $12.2 million compared to $15.9 million for the corresponding period in 2004, or 37.1% and 40.4% respectively. The lower sales volume in the first six months of 2005, the resulting underutilization of manufacturing resources and a less favorable product mix account for the lower gross profit in both dollar and percentage terms.

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

The Company reported a net loss of $380,000, or $0.08 per diluted share, for the most recent six-month period compared to net earnings of $1,642,000, or $0.31 per diluted share for the corresponding period in 2004.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's Chairman of the Board of Directors and the Company's Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the

Evaluation Date, the Company's disclosure controls and procedures were ineffective because of the material weakness discussed below. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in such reports is accumulated and communicated to management, including the Company's Chairman of the Board of Directors and the Company's Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), as of March 31, 2005 and this assessment identified the following control deficiencies that in the aggregate constitute a material weakness in the Company's internal control over financial reporting:

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraphs, management believes that, as of March 31, 2005, the Company's internal control over financial reporting was not effective based on those criteria.

As a result of the restatement, management believes that the restated condensed unaudited consolidated financial statements included in this report fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

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

Changes in Control Over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Subsequent to the end of the quarter, after discovering a material weakness in internal controls over financial reporting in the areas of documentation and reconciliation procedures, the Company made changes in its internal controls over financial reporting during the first quarter of fiscal 2006 ending December 31, 2005 in order to address the material weakness identified. The Company plans to take further remediation steps by the end of the second quarter of fiscal 2006 to confirm that effective controls are in place and continue to operate as designed.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: February 8, 2006	By /s/ Thomas C. Madsen
Chairman of the Board
(Acting as Principal Executive Officer)

Date: February 8, 2006	By /s/ Ronald W. Burgess
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