Form 10-Q/A
period 2005-06-30
KEY TECHNOLOGY INC
filed 2006-02-08
CIK 906193

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

The number of shares outstanding of the Registrant's common stock, no par value, on July 29, 2005 was 5,085,824 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2005

EXPLANATORY NOTE	3

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6.	Exhibits	25

SIGNATURES	26

EXHIBIT INDEX	27

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (the “June 30 Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“the SEC”) on August 12, 2005.

We reported the decision to restate this information in a Current Report on Form 8-K which was filed with the SEC on December 29, 2005. The decision to restate was made by the Audit Committee of the Board of Directors of the Company on December 21, 2005 based on the recommendation of the Company’s management. Management determined that adjustments relating to lease accounting identified by the Company’s independent registered public accounting firm in connection with completing audit procedures for the year ended September 30, 2005 also affected the Company’s interim financial statements and other financial information for the quarters ended March 31, 2005 and June 30, 2005. Part I of this Form 10-Q/A contains more information about these restatements in “Note 2. Restatement of Financial Statements” which accompanies the restated condensed unaudited consolidated financial statements in Item 1.

We revised our disclosure controls and procedures reports contained in our June 30 Form 10-Q by removing any qualifying language to the effectiveness of such disclosure controls and procedures and by discussing the facts and circumstances surrounding the above-described restatements and amendments. We also disclose how such restatements and amendments affected our CEO’s and CFO’s original conclusions regarding effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective at June 30, 2005.

Accordingly, this Form 10-Q/A includes our restated financial statements for the three-month and nine-month periods ended June 30, 2005 with accompanying notes.

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

This Form 10-Q/A sets forth the original filing in its entirety; however, as a result of the items noted above, this Form 10-Q/A only amends or restates the condensed unaudited consolidated financial statements and accompanying notes of Item 1, Item 2, and Item 4 of the original filing. In each case, the amendment or restatement was made solely as a result of the items discussed in Note 2 of Notes to the restated Condensed Unaudited Consolidated Financial Statements, and no other information in the original filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the original filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, the original filing has been amended to contain currently dated certifications for our Chairman of the Board of Directors and our Chief Financial Officer that are attached to this Form 10-Q/A, as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND SEPTEMBER 30, 2004
(As restated, See Note 2)

	June 30,		September 30,
	2005		2004
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,158		$8,817
Trade accounts receivable, net	10,720		9,336
Inventories:
Raw materials	6,574		6,460
Work-in-process and sub-assemblies	4,880		4,749
Finished goods	3,695		2,424
Total inventories	15,149		13,633
Deferred income taxes	2,217		2,119
Other current assets	1,616		1,097
Total current assets	42,860		35,002
Property, plant and equipment, net	4,387		5,046
Deferred income taxes	10		6
Investment in joint venture	1,420		1,914
Goodwill, net	2,524		2,524
Intangibles and other assets, net	7,080		8,022
Total	$58,281		$52,514

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,621		$1,599
Accrued payroll liabilities and commissions	3,860		3,781
Accrued customer support and warranty costs	1,388		1,283
Other accrued liabilities	3,099		2,007
Customers' deposits	3,784		2,536
Current portion of long-term debt and capital lease obligations	1,148		1,210
Current portion of mandatorily redeemable preferred stock	1,124		1,279
Current portion of warrants	255		316
Total current liabilities	17,279		14,011
Long-term debt and capital lease obligations	1,439		2,323
Deferred income taxes	746		136
Total shareholders' equity	38,817		36,044
Total	$58,281		$52,514

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
(As restated, See Note 2)

	2005		2004
		(in thousands, except per share data)

Net sales	$25,917		$22,170
Cost of sales	14,830		11,954
Gross profit	11,087		10,216
Operating expenses:
Sales and marketing	3,395		3,458
Research and development	1,186		1,545
General and administrative	2,052		2,026
Amortization of intangibles	334		331
Total operating expenses	6,967		7,360
Gain on sale of assets	15		-
Earnings from operations	4,135		2,856
Other expense	(140)		(3)
Earnings before income taxes	3,995		2,853
Income tax expense	1,349		845
Net earnings	2,646		2,008
Assumed dividends on mandatorily redeemable preferred stock	(39)		(37)
Net earnings available to common shareholders	$2,607		$1,971

Earnings per share
- basic	$0.52		$0.40
- diluted	$0.51		$0.38

Shares used in per share calculations - basic	5,037		4,947

Shares used in per share calculations - diluted	5,218		5,269

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(As restated, See Note 2)

	2005		2004
		(in thousands, except per share data)

Net sales	$58,757		$61,674
Cost of sales	35,501		35,511
Gross profit	23,256		26,163
Operating expenses:
Sales and marketing	9,532		10,112
Research and development	3,702		4,180
General and administrative	5,821		5,639
Amortization of intangibles	998		992
Total operating expenses	20,053		20,923
Gain on sale of assets	28		6
Earnings from operations	3,231		5,246
Other income	86		34
Earnings before income taxes	3,317		5,280
Income tax expense	1,051		1,630
Net earnings	2,266		3,650
Assumed dividends on mandatorily redeemable preferred stock	(36)		(70)
Net earnings available to common shareholders	$2,230		$3,580

Earnings per share
- basic	$0.44		$0.73
- diluted	$0.44		$0.70

Shares used in per share calculations - basic	5,013		4,886

Shares used in per share calculations - diluted	5,201		5,223

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

In the course of completing audit procedures relating to the financial statements of the Company for the year ended September 30, 2005, the Company’s independent registered public accounting firm, Grant Thornton LLP (“Grant Thornton”), identified certain proposed adjustments in the Company’s financial statements for the year ended September 30, 2005. Upon considering this information, the Company’s management determined that adjustments relating to lease accounting also affected the Company’s interim financial statements and other financial information for the quarter ended June 30, 2005, and the Audit Committee of the Board of Directors of the Company authorized management on December 21, 2005 to amend and restate the financial statements and other financial information for this interim period.

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

However, management has subsequently concluded that (a) the accounting treatment to be used for the deferred rent credits relating to the expiring lease is to amortize the credits over the remaining term of the continuing operating facility lease; and (b) the Company’s quarterly report previously filed with respect to the fiscal quarter ended June 30, 2005 should be restated.

As a result of the restatement, net earnings for the three-month period ended June 30, 2005 was reduced by $63,000 ($0.01 per share - diluted) and by $168,000 ($0.03 per share - diluted) for the nine-month period ended June 30, 2005.

The following table sets forth the effects of the Company’s restatement:

	Three months ended June 30, 2005		Nine months ended June 30, 2005
Statement of Operations:	As Reported	As Restated	As Reported	As Restated

Cost of sales	$14,732	$14,830	$35,239	$35,501
Gross profit	11,185	11,087	23,518	23,256
Earnings from operations	4,233	4,135	3,493	3,231
Earnings before income taxes	4,093	3,995	3,579	3,317
Income tax expense	1,384	1,349	1,145	1,051
Net earnings	2,709	2,646	2,434	2,266
Assumed dividends on mandatorily redeemable preferred stock	(40)	(39)	(39)	(36)
Net earnings available to common shareholders	2,669	2,607	2,395	2,230
Earnings per share - basic	$0.53	$0.52	$0.48	$0.44
Earnings per share - diluted	$0.52	$0.51	$0.47	$0.44

	June 30, 2005
Balance Sheet:	As Reported	As Restated
Liabilities and Shareholders' Equity
Other accrued liabilities	$2,837	$3,099
Total current liabilities	17,017	17,279
Deferred income taxes	840	746
Total shareholders' equity	38,985	38,817

All other items on the Condensed Unaudited Consolidated Statement of Operations and Balance Sheet were unchanged.

There were no changes to the Condensed Unaudited Consolidated Statements of Cash Flows

3.	Acquisitions

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

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004
	(As restated)		(As restated)
Net earnings, as reported	$2,646	$2,008	$2,266	$3,650
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(72)	$(180)	(226)	$(477)
Pro forma net earnings	$2,574	$1,828	$2,040	$3,173

Earnings per share:
Basic - as reported	$0.52	$0.40	$0.44	$0.73
Basic - pro forma	$0.51	$0.37	$0.40	$0.64

Diluted - as reported	$0.51	$0.38	$0.44	$0.70
Diluted - pro forma	$0.50	$0.35	$0.39	$0.61

During the nine-month period ended June 30, 2005, the Company granted options to purchase 25,000 shares of common stock. The weighted average fair value of the options granted, using the Black-Scholes methodology, was $5.43 per share. The total value of these options was $136,000, which will be amortized over the one-year vesting period. These options expire in February 2015.

5.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended June 30, 2005			For the three months ended June 30, 2004
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
	(As Restated)
Net earnings from continuing operations	$2,646			$2,008
Less: Assumed dividends on mandatorily redeemable preferred stock	(39)			(37)
Basic EPS:
Net earnings available to common shareholders	2,607	5,037	$0.52	1,971	4,947	$0.40
Effect of dilutive securities:
Common stock options		105			231
Mandatorily redeemable preferred stock	39	76		37	91
Diluted EPS:
Earnings available to common shareholders plus assumed conversions	$2,646	5,218	$0.51	$2,008	5,269	$0.38

	For the nine months ended June 30, 2005			For the nine months ended June 30, 2004
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
	(As Restated)
Net earnings from continuing operations	$2,266			$3,650
Less: Assumed dividends on mandatorily redeemable preferred stock	(36)			(70)
Basic EPS:
Net earnings available to common shareholders	2,230	5,013	$0.44	3,580	4,886	$0.73
Effect of dilutive securities:
Common stock options		107		-	241
Mandatorily redeemable preferred stock	36	81		70	96
Diluted EPS:
Earnings available to common shareholders plus assumed conversions	$2,266	5,201	$0.44	$3,650	5,223	$0.70

The weighted average number of diluted shares includes only potential common shares that are not anti-dilutive to reported EPS. The following potential common shares were not included in the EPS calculations as they were anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Common shares from:
Assumed exercise of stock options	259,000	183,600	279,000	183,600
Assumed conversion of warrants	25,466	31,671	25,466	31,671

6.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.

7.	Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended
	June 30, 2005	June 30, 2004
	(As Restated)
Components of comprehensive income:
Net earnings	$2,646	$2,008
Other comprehensive income -
foreign currency translation adjustment, net of tax	(240)	(56)
Total comprehensive income	$2,406	$1,952

	Nine months ended
	June 30, 2005	June 30, 2004
	(As Restated)
Components of comprehensive income:
Net earnings	$2,266	$3,650
Other comprehensive income -
foreign currency translation adjustment, net of tax	(43)	139
Total comprehensive income	$2,223	$3,789

8.	Contractual guarantees and indemnities

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

Restatement

As discussed more fully in Note 2 to the restated condensed unaudited consolidated financial statements in Item 1 of Part I, we have restated our previously reported interim financial statements for the three-month and nine-month periods ended June 30, 2005. This discussion and analysis should be read in conjunction with the restated financial statements and notes appearing elsewhere in this Report.

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

Gross profit for the third quarter of fiscal 2005 was $11.1 million compared to $10.2 million in the corresponding quarter last year, or 42.8% and 46.1% of net sales, respectively. The dollar increase in gross profit was driven by the overall increase in sales volume and the associated greater utilization of the Company’s manufacturing resources. The reduction in gross profit as a percent of sales was due to the lower margin process systems products representing a larger percentage of total sales.

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

The Company reported net earnings of $2,646,000, or $0.51 per diluted share, for the third quarter of fiscal 2005 compared to net earnings of $2,008,000, or $0.38 per diluted share, in the corresponding quarter last year. The increase in net earnings was primarily due to increased sales and decreased operating expenses.

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

Gross profit for the first nine months of 2005 was $23.3 million compared to $26.2 million for the corresponding period in 2004, or 39.6% and 42.4% of net sales, respectively. The lower sales volume in the first nine months of 2005, the resulting underutilization of manufacturing resources and a less favorable product mix account for the lower gross profit in both dollar and percentage terms.

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

The Company reported net earnings of $2,266,000, or $0.44 per diluted share, for the most recent nine-month period compared to net earnings of $3,650,000, or $0.70 per diluted share, for the corresponding period in 2004.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), as of June 30, 2005 and this assessment identified the following control deficiencies that in the aggregate constitute a material weakness in the Company's internal control over financial reporting:

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraphs, management believes that, as of June 30, 2005, the Company's internal control over financial reporting was not effective based on those criteria.

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