Form 10-Q
period 2005-12-31
KEY TECHNOLOGY INC
filed 2006-02-10
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2005

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicated by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2006 was 5,322,942 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 6.	Exhibits	23

SIGNATURES	24

EXHIBIT INDEX	25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND SEPTEMBER 30, 2005

	December 31,		September 30,
	2005		2005
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$12,425		$13,181
Trade accounts receivable, net	10,057		10,828
Inventories:
Raw materials	6,954		6,170
Work-in-process and sub-assemblies	6,137		5,700
Finished goods	2,420		2,990
Total inventories	15,511		14,860
Deferred income taxes	2,297		2,382
Other current assets	2,164		1,490
Total current assets	42,454		42,741
Property, plant and equipment, net	4,327		4,264
Deferred income taxes	10		10
Investment in joint venture	1,171		1,254
Goodwill, net	2,524		2,524
Intangibles and other assets, net	6,321		6,734
Total	$56,807		$57,527

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$2,623		$2,280
Accrued payroll liabilities and commissions	3,652		3,957
Accrued customer support and warranty costs	1,680		1,775
Customer purchase plans	1,162		1,316
Other accrued liabilities	1,940		1,767
Customers' deposits	4,019		3,015
Current portion of long-term debt and capital lease obligations	319		1,121
Total current liabilities	15,395		15,231
Long-term debt and capital lease obligations	355		1,199
Deferred income taxes	484		626
Shareholders' equity:
Common stock	13,794		15,301
Deferred stock-based compensation	-		(2,057)
Retained earnings and other shareholders' equity	26,779		27,227
Total shareholders' equity	40,573		40,471
Total	$56,807		$57,527

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	2005		2004
		(in thousands, except per share data)

Net sales	$19,195		$14,571
Cost of sales	12,117		9,266
Gross profit	7,078		5,305
Operating expenses:
Sales and marketing	3,621		3,031
Research and development	1,490		1,340
General and administrative	2,450		1,766
Amortization of intangibles	334		331
Total operating expenses	7,895		6,468
Gain on sale of assets	59		5
Loss from operations	(758)		(1,158)
Other income (expense)	(15)		427
Loss before income taxes	(773)		(731)
Income tax benefit	(263)		(289)
Net loss	$(510)		$(442)

Loss per share
- basic	$(0.10)		$(0.09)
- diluted	$(0.10)		$(0.09)

Shares used in per share calculations - basic	5,187		4,996

Shares used in per share calculations - diluted	5,187		4,996

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

	2005		2004
		(in thousands)
Net cash provided by operating activities	$886		$2,722

Cash flows from investing activities:
Proceeds from sale of property	77		-
Additions to property, plant and equipment	(530)		(102)
Net cash used in investing activities	(453)		(102)

Cash flows from financing activities:
Repayment of long-term debt	(1,638)		(292)
Excess tax benefits from stock-based payments	261		-
Redemption of preferred stock	-		(32)
Redemption of warrants	-		(3)
Proceeds from issuance of common stock	115		149
Net cash used in financing activities	(1,262)		(178)

Effect of exchange rates on cash	73		66
Net increase (decrease) in cash and cash equivalents	(756)		2,508
Cash and cash equivalents, beginning of the period	13,181		8,817
Cash and cash equivalents, end of the period	$12,425		$11,325

Supplemental information:
Cash paid during the period for interest	$37		$48
Cash paid (refunded) during the period for income taxes	$(33)		$(131)
Depreciation and amortization	$797		$787

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2005 and the results of its operations and its cash flows for the three-month periods ended December 31, 2005 and 2004.

2.	Stock compensation

At December 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 3. Prior to October 1, 2005, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the quarter ended December 31, 2004, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R), the Company’s net loss before income taxes and net loss for the quarter ended December 31, 2005 are $160,000 and $116,000 larger, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the quarter ended December 31, 2005 would have been ($0.08), or $0.02 smaller than reported had the Company not adopted Statement 123(R). Upon adoption of Statement 123(R), the $2.1 million increase in common stock and the offsetting amount in deferred stock-based compensation, that are both reflected in shareholders’ equity at September 30, 2005, have been reversed as required by Statement 123(R). The net effect has no change in total shareholders’ equity. Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $261,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

Three months ended December 31,
2004

Net loss, as reported	$(442)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(74)
Pro forma net loss	$(516)

Loss per share:
Basic - as reported	$(0.09)
Basic - pro forma	$(0.10)

Diluted - as reported	$(0.09)
Diluted - pro forma	$(0.10)

3.	Stock compensation plans

At December 31, 2005, the Company has two stock-based compensation plans, which are shareholder-approved, as described below. The Company has also awarded shares to non-employees. The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards. Effective October 1, 2005, the Company began accounting for stock-based compensation under SFAS No. 123(R) (see Note 2). The stock-based compensation cost that has been charged against income as operating expenses was $148,000 and $0 for the quarters ended December 31, 2005 and 2004, respectively. Compensation cost capitalized as part of inventory was $27,000 and $0 for the quarters ended December 31, 2005 and 2004, respectively. Approximately one-half of this amount was expensed as part of cost of goods sold during the period. The total income tax benefit recognized in the Statement of Operations for share-based compensation arrangements was $44,000 and $0 for the quarters ended December 31, 2005 and 2004, respectively.

Employees’ Stock Incentive Plan—Under the Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or nonqualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options. The contractual term for these options varies from 5-10 years. The option exercise price is the fair market value of the underlying stock at the date of grant. In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards which vest either on employment-based or performance-based measures. At December 31, 2005, the total number of shares reserved for issuance under the Incentive Plan was 877,695, of which 276,406 were available for grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model: separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Note five-year rate in effect at the time of grant.

Incentive Stock Options

A summary of option activity under the Incentive Plan as of December 31, 2005 and the quarter then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at October 1, 2005	531,289	$11.67

Granted	0	-	-	-
Exercised	(19,875)	$5.24
Forfeited or expired	(25,125)	$9.16

Outstanding at December 31, 2005	486,289	$12.06	2.84	$1,415
Exercisable at December 31, 2005	376,324	$13.34	2.36	$848

The total intrinsic value of options exercised during the quarter ended December 31, 2005 was $162,000.

A summary of the status of the Company’s non-vested options as of December 31, 2005 and changes during the quarter then ended is as follows:

Non-Vested Options	Number of Shares	Weighted-Average Grant-date Fair Value

Non-vested at October 1, 2005	125,090	$4.68

Granted	0	-
Vested	0	-
Forfeited or expired	(15,125)	$5.07

Non-vested at December 31, 2005	109,965	$4.63

As of December 31, 2005, there was $291,000 of total unrecognized compensation cost related to stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of nine months.

Employment-Based Stock Awards—Under the Incentive Plan, the Company may award shares of employment-based stock grants to selected executives and other key employees whose vesting is contingent upon meeting the required employment period, generally three years. The fair value of these grants is based on the average fair market value at the grant date. The restrictions on the grants lapse at the end of the required employment period. Stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

The summary of activity for employment-based stock awards as of December 31, 2005, and changes during the period then ended is presented below:

Employment-Based Stock Awards	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at October 1, 2005	52,500	$0

Granted	0
Exercised	0
Forfeited	(15,000)

Outstanding at December 31, 2005	37,500	$0	2.30	$482

The weighted-average grant date fair value of these awards was $13.785. As of December 31, 2005, there was $452,000 of total unrecognized compensation cost related to employment-based stock awards that is expected to be recognized over a weighted-average period of 2.3 years.

Employee Performance-Based Stock Awards—Under the Incentive Plan, the Company awarded shares of performance-based stock grants to selected executive and other key employees, the lapse of the restrictions on which is contingent upon the increase in the Company’s net earnings over a three-year period beginning with fiscal 2005. If the Company’s net income from continuing operations has a compound annual growth rate of 7.5%, the restrictions on 50% of the shares lapse; at 10%, the restrictions on 80% of the shares lapse; and at 25%, the restrictions on 100% of the shares lapse. The lapse of the restrictions on the shares is linear between the stated levels. No restrictions lapse if the compound annual growth rate is less than 7.5%, and 10% of the shares may be forfeited if net income in any one year does not equal at least 90% of the prior year’s net income from continuing operations, although up to 25% of the forfeited shares may be reinstated at the discretion of the Board of Directors. In addition, recipients must be in continued employment with the Company through December 2007 for the restrictions on the awards to lapse. Compensation expense is recognized over the period the employee performs related services based on the estimated number of shares expected to vest at the grant date fair value and assumes that 77% of the performance goal will be achieved. If the performance goals are not met, no compensation cost is recognized and any recognized compensation cost will be reversed.

A summary of the activity for performance-based stock awards as of December 31, 2005 and changes during the period then ended is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at October 1, 2005	115,000	$0

Granted	0
Exercised	0
Forfeited	(37,500)

Outstanding at December 31, 2005	77,500	$0	2.00	$995

The weighted-average grant date fair value of these awards was $13.785. As of December 31, 2005, there was $705,000 of total unrecognized compensation cost related to performance-based stock awards that is expected to be recognized over a period of 2.0 years.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”). Shares are not available to employees who already own 5% or more of the Company’s stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Purchase Plan of which 412,871 remained available at December 31, 2005.

During the three-month period ended December 31, 2005, the Company issued 783 shares under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees. At December 31, 2005, there were 2,000 shares outstanding that had been awarded to non-employees. There were no grants, exercises or forfeitures during the three-month period ending December 31, 2005. Under the terms of the award, 50% of the shares vest if the non-employees perform services through May 31, 2006 and the remaining 50% vest if the services are performed through May 31, 2007. The grants have a weighted-average remaining contractual life of 1.42 years. In accordance with EITF 96-18, the value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. The weighted-average fair value of these shares was $13.785 at the grant date, and at December 31, 2005, the aggregate intrinsic value of these shares was $26,000. At December 31, 2005, there was $22,000 of total unrecognized compensation cost related to these awards that is expected to be recognized over a period of 1.42 years.

Cash received from option and employee stock purchase plan exercises was $115,000 and $149,000 for the three-month period ended December 31, 2005 and 2004, respectively. The tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements was $27,000 and $0 for the three-month periods ended December 31, 2005 and 2004, respectively. In addition, during the three-month periods ended December 31, 2005 and 2004, respectively, the Company realized $234,000 and $197,000 of excess tax benefits from disqualifying dispositions of stock during calendar years 2005 and 2004, respectively, as until that time these excess tax benefits were not deductible on the Company’s tax return and thus did not reduce taxes payable. These amounts were credited to additional paid-in capital.

4.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended December 31, 2005			For the three months ended December 31, 2004
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net loss	$(510)	5,187	$(0.10)	$(442)	4,996	$(0.09)
Diluted EPS:
Net loss	$(510)	5,187	$(0.10)	$(442)	4,996	$(0.09)

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met. The following potential common shares at December 31, 2005 and 2004 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended December 31,
	2005	2004
Common shares from:
Assumed exercise of stock options	486,289	728,682
Assumed conversion of preferred stock	-	83,086
Assumed conversion of warrants	-	31,341
Assumed exercise of:
- Employment-based stock grants	37,500	-
- Performance-based stock grants	77,500	-
- Non-employee stock grants	2,000	-

The options expire on dates beginning in February 2006 through February 2015. The restrictions on stock grants may lapse between May 2006 and December 2007.

5.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.

6.	Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended
	December 31, 2005	December 31, 2004
Components of comprehensive income (loss):
Net loss	$(510)	$(442)
Other comprehensive income (loss) -
Foreign currency translation adjustment, net of tax	62	280
Total comprehensive income (loss)	$(448)	$(162)

7.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2005 and 2004 (in thousands) is as follows:

	Three months ended
	December 31, 2005	December 31, 2004
Beginning balance	$1,191	$889
Warranty costs incurred	(422)	(443)
Warranty expense accrued	450	407
Translation adjustments	(3)	21
Ending balance	$1,216	$874

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

Bank guarantees and letters of credit

At December 31, 2005, the Company’s European subsidiary had approximately $1.4 million of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment. The customer deposits received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. In addition, at December 31, 2005, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $230,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

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

More information may be found in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K filed with the SEC on December 28, 2005, which item is hereby incorporated by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

General

The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality. These systems integrate electro-optical automated inspection and sorting systems with process systems that include specialized conveying and preparation systems. The Company provides parts and service for each of its product lines to customers throughout the world. Industries served include food processing and industrial applications such as tobacco, plastics, and pharmaceuticals. The Company maintains two domestic manufacturing facilities, a European manufacturing facility located in The Netherlands, and a small Australian manufacturing facility. The Company markets its products directly and through independent sales representatives.

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

Current Period

The first quarter is typically the weakest financial quarter of the year due to the seasonal nature of the business. Net sales for the first quarter of 2006, though lower than the third and fourth quarters of 2005, were significantly higher than the first quarter of 2005. The Company began the first quarter of 2006 with a higher backlog than in the same period the prior year, shipped 31.7% more product during the quarter than in the corresponding quarter in 2005, and ended the quarter with a 6% higher backlog versus the prior year, well positioning the Company as it enters its traditionally stronger second and third quarters. Shipments were higher in all product categories as sales of automated inspection systems increased by 90% from $3.0 million to $5.7 million, sales of process systems increased by 24% from $6.7 million to $8.1 million, and parts and service revenues increased by 8% from $4.8 million to $5.2 million.

Orders were almost $2.0 million higher in the first quarter versus the prior year, increasing from $16.6 million to $18.4 million. Orders for automated inspection systems increased significantly, rising 67% to $6.4 million in the first quarter of 2006 from $3.8 million the same quarter a year prior. The increase in orders came from significantly higher orders for Tegra systems. Orders for both process systems and parts and service decreased slightly from the corresponding quarter in the prior year.

Gross profit for the first quarter of fiscal 2006 was $7.1 million compared to $5.3 million in the corresponding period last year. As a percentage of sales, gross profit for the quarter was 36.9% compared to 36.4% in the first quarter of fiscal 2005. While gross profit improved over the prior period, the improvement was partially offset by expenses related to the consolidation of facilities in Walla Walla. Some additional expenses related to the relocation will be incurred in the second quarter. The benefits and operating efficiencies of the consolidation are expected to contribute to improved gross margin results in future quarters.

The backlog for automated inspection systems increased substantially in the first quarter of 2006 due to the higher levels of orders received. The ending backlog of $7.0 million was 42% higher than the $4.9 million backlog at the end of the first quarter in fiscal 2005. Backlog for process system products was 17% higher at December 31, 2005 than at December 31, 2004, increasing from $5.8 million to $6.8 million. Parts and service product backlog was lower by 51% at December 31, 2005, decreasing to $2.0 million from $4.1 million at December 31, 2004. Lead-times on parts and service orders are shorter, so there can be more variability in backlog fluctuations versus the Company’s other products.

Operating expenses for the first quarter of fiscal 2006 of $7.9 million represented a 22.1% increase over the $6.5 million spending level during the first quarter of fiscal 2005. Operating expenses during the first quarter of fiscal 2006 increased over the first quarter of fiscal 2005 due to a number of factors, including the addition of operating expenses for Freshline Machines, Pty. Ltd., which Key acquired during the second quarter of the last fiscal year; expenses related to the consolidation of the two Walla Walla manufacturing facilities; expenses related to the efforts to establish a sales and service office in the People’s Republic of China; and expenses related to a new effort to expand into the pharmaceutical market. The Company believes these investments will result in reduced expenses or increased revenues in future periods.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced few sales returns. If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales. In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At December 31, 2005, the Company had deferred $1.2 million of revenue compared to $1.3 million deferred at September 30, 2005.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of December 31, 2005, the balance sheet included allowances for doubtful accounts of $481,000. Actual charges to the allowance for doubtful accounts for the three-month period ended December 31, 2005 and 2004 were $3,000 and $0, respectively. Accruals for bad debt expense for the three-month period ended December 31, 2005 and 2004 were ($15,000) and ($111,000), respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At December 31, 2005, cumulative inventory adjustments to lower of cost or market totaled $2.6 million compared to $2.8 million as of September 30, 2005. Amounts charged to expense for the three-month period ended December 31, 2005 and 2004 were $256,000 and $170,000, respectively. Actual charges to the reserve were $496,000 and $61,000 for the three-month period ended December 31, 2005 and 2004, respectively. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of December 31, 2005, the Company held $13.9 million of property, plant and equipment, investments in joint ventures, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. Warranty expense has varied widely in the past due to such factors as significant new product introductions containing defects and design errors on individual projects. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of December 31, 2005, the balance sheet included warranty reserves of $1.2 million, while $422,000 of warranty charges were incurred during the three-month period ended December 31, 2005, compared to warranty reserves of $874,000 as of December 31, 2004 and warranty charges of $443,000 for the three-month period then ended. If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at December 31, 2005 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2005 and 2004, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Adoption of FASB Statement No. 123(R) - Share-Based Payment

Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the first quarter of fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. As a result of adopting Statement 123(R), the Company’s net loss before income taxes and net loss for the quarter ended December 31, 2005 are $160,000 and $116,000 larger, respectively, than if it had continued to account for share-based compensation under Opinion 25. Basic and diluted loss per share for the quarter ended December 31, 2005 would have been ($0.08), or $0.02 smaller than reported had the Company not adopted Statement 123(R). Upon adoption of Statement 123(R), the $2.1 million increase in common stock and the offsetting amount in deferred stock-based compensation, that are both reflected in shareholders’ equity at September 30, 2005, have been reversed as required by Statement 123(R). The net effect has no change in total shareholders’ equity. Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $261,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

At December 31, 2005, the Company has two stock-based compensation plans, which are shareholder-approved, an Employees’ Stock Incentive Plan and Employee Stock Purchase Plan. The Company issues new shares of common stock for exercises and awards under these plans. Effective October 1, 2005, the Company began accounting for stock-based compensation under SFAS No. 123(R) (see Note 2). The stock-based compensation cost that has been charged against income as operating expenses was $148,000 and $0 for the quarters ended December 31, 2005 and 2004, respectively. Compensation cost capitalized as part of inventory was $27,000 and $0 for the quarters ended December 31, 2005 and 2004, respectively. Approximately one-half of this amount was expensed as part of cost of goods sold during the period. The total income tax benefit recognized in the Statement of Operations for share-based compensation arrangements was $44,000 and $0 for the quarters ended December 31, 2005 and 2004, respectively.

As of December 31, 2005, the total unrecognized compensation cost was $1.47 million and was comprised of: $291,000 related to stock options granted under the Stock Incentive Plan that is expected to be recognized over a weighted-average period of nine months, $452,000 related to employment-based stock awards that is expected to be recognized over a weighted-average period of 2.3 years, $705,000 related to performance-based stock awards that is expected to be recognized over a period of 2.0 years, and $22,000 related to non-employee service-based stock awards that is expected to be recognized over a period of 1.42 years.

Results of Operations

For the three months ended December 31, 2005 and 2004

Net sales increased 32% to $19.2 million for the three-month period ended December 31, 2005 from $14.6 million in the corresponding quarter last year. International net sales in the first quarter were $12.0 million compared to $8.1 million for the corresponding quarter in fiscal 2005. International shipments accounted for 63% and 56% of total shipments for the quarters ended December 31, 2005 and 2004, respectively. Shipments were higher across all product categories than in the first quarter the prior year. Automated inspection system sales increased 89%, with most of the increase coming from higher shipments of Optyx products and shipments of several tobacco sorters to China. Process systems revenues were up 22% for the quarter from higher revenues generated from our European operations and the inclusion of the Freshline operations this year. Parts and service experienced 11% higher shipments in the first quarter of 2006 versus the same period in the prior year due to higher sales of product upgrades.

New orders received during the first quarter of fiscal 2006 totaled $18.4 million, an increase of 11% from $16.6 million for the corresponding period in fiscal 2005. New international orders were $8.7 million compared to $8.4 million for the corresponding quarter of fiscal 2005. Orders for the first quarter of fiscal 2006 compared to the fiscal 2005 first quarter increased 67% for automated inspection systems, while process systems and parts and service were down slightly. Within the automated inspection systems product line, Tegra and Optyx orders were up from last year and accounted for 90% of incoming automated inspection system orders. Within process systems, vibratory and other process system equipment orders declined from the prior year, while orders for Key BV, Farmco and Freshline products increased. The 5% decline in parts and service orders showed modest reductions across all product categories.

The Company’s backlog at the close of the December 31, 2005 quarter totaled $15.8 million, a $0.9 million increase from a backlog of $14.9 million at the same time last year. Backlog for automated inspection systems was up 42% from last year and represented 44% of total backlog. The majority of the increased automated inspection system backlog was due to an increase in Tegra orders. Processing systems backlog increased 17% to $6.8 million and represented 43% of the backlog at December 31, 2005. Parts and service, which have much shorter lead-times, decreased 51% to $2.0 million and represented 13% of backlog at December 31, 2005. Since the lead-time is shorter on parts and service, the ending backlog is normally less than the percentage of shipments generated.

Gross profit for the first quarter of fiscal 2006 was $7.1 million compared to $5.3 million in the corresponding quarter a year ago. The gross margin percentage increased to 36.9% in the first quarter of fiscal 2006 from 36.4% in the first quarter of fiscal 2005. While gross profit improved over the prior period, the improvement was partially offset by expenses related to the consolidation of manufacturing facilities in Walla Walla. Some additional expenses related to the relocation will be incurred in the second quarter. The benefits and operating efficiencies of the consolidation are expected to contribute to improved gross margin results in future quarters.

Operating expenses increased by $1.4 million, or 22% in the first quarter of fiscal 2006 to $7.9 million from $6.5 million in the fiscal 2005 first quarter. Operating expenses during the first quarter of fiscal 2006 increased over the first quarter of fiscal 2005 due to a number of factors, including the addition of operating expenses for Freshline

Machines, Pty. Ltd., which Key acquired during the second quarter of last fiscal year; expenses related to the consolidation of the two Walla Walla manufacturing facilities; expenses related to the efforts to establish a sales and service office in the People’s Republic of China; and expenses related to a new effort to expand into the pharmaceutical market. The Company believes these investments will result in reduced expenses or increased revenues in future periods. The Company plans to increase its emphasis on maintaining cost controls and reducing operating expenses as a percent of revenue during the remainder of fiscal 2006.

Other expense for the first quarter of fiscal 2006 was ($15,000) compared to other income of $0.4 million for the same period in fiscal 2005. The first quarter of fiscal 2005 included the receipt of $500,000 from the settlement of a dispute with a licensee over a license agreement.

The Company reported a net loss of $510,000, or ($0.10) per diluted share, in the 2006 first quarter, an increase from the $442,000 loss, or ($0.09) per diluted share, in the corresponding quarter of 2005.

Liquidity and Capital Resources

For the three months ended December 31, 2005, net cash provided by operating activities totaled $0.9 million. The effect of the net loss for the quarter of $0.5 million and the negative effect of excess tax benefits from stock-based compensation of $0.3 million were offset by non-cash expenses, such as depreciation and amortization of $0.8 million, the effect of share-based payments of $0.2 million, equity in earnings of joint venture of $0.1 million, foreign exchange gain of $0.1 million and the favorable effect of deferred taxes of $0.2 million. The primary sources of cash from the other components of working capital were a $1.0 million increase in cash received for customer deposits as backlog increased during the period, $0.7 million decrease in accounts receivable, and a $0.3 million increase in accounts payable related to higher material purchases. These increases were offset by an increase in inventories of $0.7, an increase in income tax receivable of $0.5 million, lower payroll liabilities of $0.3 million and $0.2 million of other charges.

For the three months ended December 31, 2004, net cash provided by operating activities totaled $2.7 million. Cash flow from operating activities was derived from net earnings before non-cash expenses, such as depreciation and amortization, of $0.4 million and from changes in the other components of working capital of $2.3 million. The primary sources of cash from the other components of working capital were a $2.9 million reduction in accounts receivable and a $1.1 million increase in cash for customer deposits. These were offset by $0.9 million of cash used for inventory increases and $0.7 million cash used for payroll related liabilities.

Net cash used in investing activities was $0.5 million in the three-month period ended December 2005 and $0.1 million in the comparable period a year ago. Cash used for investment purposes was for the acquisition of property, plant and equipment for both years. The Company did not have any major commitments for capital equipment at December 31, 2005 nor at the same time the prior year.

Net cash used in financing activities during the quarter ended December 31, 2005 totaled $1.3 million, reflecting repayments of $1.6 million of long-term debt, partially offset by excess tax benefits from stock-based payments of $0.3 million and proceeds from issuance of common stock of $0.1 million. This compares to net cash flows provided by financing activities of $0.2 million for the same period in the prior year, consisting of repayments of long term debt plus redemption of preferred stock and warrants totaling $0.3 million, partially offset by proceeds of issuance of common stock of $0.1 million.

The Company’s domestic credit facility in the United States provides a revolving credit facility of up to $10.0 million. The revolving credit facility matures in April 2006. The revolving credit facility bears interest, at the Company’s option, of either The Wall Street Journal prime rate less 1.5% or a LIBOR-based rate. The rate was 5.75% at December 31, 2005. The credit facility is secured by all of the U.S. personal property, including patents and other intangibles, of the Company and its subsidiaries, and contains covenants that require the maintenance of a defined debt ratio, a fixed charge coverage ratio, and minimum profitability. The credit facility also restricts the payment of dividends. At December 31, 2005, the Company was not subject to the loan covenants as there were no borrowings outstanding under the revolving credit facility at December 31, 2005.

Additionally, the Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.5 million and includes term loans of

$500,000, an operating line of the lesser of $1.8 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million. The term loans require quarterly principal payments of $36,000 and mature in October 2006 and August 2012. The term loans are secured by the real property of the Company’s European subsidiary, while the operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At December 31, 2005, the interest rate was 4.75%. Interest rates on the term loans are subject to annual renegotiation. At December 31, 2005, the Company had borrowings under this facility of approximately $500,000 in term loans, and had received bank guarantees of $1.4 million under this agreement. The credit facility allows overages on the bank guarantee facility. Any overages reduce the available borrowings from the operating line. On January 2, 2006, the term loans under the European credit facility were paid in full from available cash.

The Company’s continuing contractual obligations and commercial commitments existing on December 31, 2005 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Long-term debt *	$500	$145	$118	$118	$119
Capital lease obligations	174	174	-	-	-
Operating leases	14,312	1,484	2,206	1,710	8,912
Total contractual cash obligations	$14,986	$1,803	$2,324	$1,828	$9,031

* Represents the term loans under European credit facility. On January 2, 2006, the term loans under this facility were paid in full from available cash.

The Company anticipates that ongoing cash flows from operations along with currently available operating credit lines will be sufficient to fund the Company’s operating needs. At December 31, 2005, the Company had standby letters of credit totaling $1.9 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At December 31, 2005, the Company was not a party to any currency hedging transaction. As of December 31, 2005, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $178,000 on an annual basis as a result of converted cash, accounts receivable and sales or other contracts denominated in foreign currencies.

During the three-month period ended December 31, 2005, the Euro lost a net of 2% in value, ranging between a 0% and a 2% loss for the period, against the U.S. dollar. The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of ($62,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty. Ltd. and Freshline Machines Pty. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $83,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheet of the European, Australian and Mexican operations.

Although the U.S. dollar strengthened during the period, the U.S. dollar is still in a relatively weak position on the world markets. A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. On the other hand, materials or components imported to the U.S. may be more expensive. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales. The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate between minus 150 and plus 175 basis points. At December 31, 2005, the Company had no borrowings on its variable interest rate facilities. During the quarter then ended, interest on its various variable rate credit facilities varied from 4.75% and 7.25%. At December 31, 2005, the rate was 5.75% on its domestic credit facility and 4.75% on its European credit facility. As of December 31, 2005, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate facilities.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's Chairman of the Board of Directors and the Company’s Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were ineffective because of the material weakness discussed below. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in such reports is accumulated and communicated to management, including the Company's Chairman of the Board of Directors and the Company’s Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), as of December 31, 2005 and this assessment identified the following control deficiencies that in the aggregate constitute a material weakness in the Company's internal control over financial reporting:

1.
Deficiencies existed with respect to the documentation of accounting guidance applicable to significant non-recurring events and transactions which, when considered in the aggregate, constitute a material weakness over financial reporting. These deficiencies included failures to prepare concurrent documentation of the application of generally accepted accounting principles to significant non-recurring transactions.

2.
Deficiencies existed with respect to reconciliation procedures and policies related to the Company's monthly closing process. These deficiencies included deficiencies in areas related to, among others, accounts payable cut-off procedures, accounting estimates and presentation or disclosure matters.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraphs, management believes that, as of December 31, 2005, the Company's internal control over financial reporting was not effective based on those criteria.

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

Additional Personnel. The Company has hired additional qualified finance and accounting staff with significant depth and expertise to supplement existing personnel, and continues to actively seek a permanent corporate controller.

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

Changes in Control Over Financial Reporting

During the first fiscal quarter of 2006, the Company took or initiated the following actions to strengthen its internal controls. The Company hired additional qualified finance and accounting staff and continues to actively seek a permanent corporate controller. Additionally, the Company initiated policies and procedures to facilitate preparation of concurrent documentation on the application of generally accepted accounting principles. The Company increased its emphasis on reconciliation procedures related to the monthly closing process, and began to evaluate controls related to accounts payable cut-off procedures and accounting estimates. The Company plans to take further remediation steps by the end of the second quarter of fiscal 2006 to confirm that effective controls are in place and continue to operate as designed.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: February 10, 2006	By /s/ Thomas C. Madsen
Thomas C. Madsen
Chairman of the Board
(Acting as Principal Executive Officer)

Date: February 10, 2006	By /s/ Ronald W. Burgess
Ronald W. Burgess
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2005

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