Form 10-Q
period 2006-03-31
KEY TECHNOLOGY INC
filed 2006-05-12
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2006

or

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

The number of shares outstanding of the registrant's common stock, no par value, on April 28, 2006 was 5,351,269 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 6.	Exhibits	26

SIGNATURES	27

EXHIBIT INDEX	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND SEPTEMBER 30, 2005

	March 31,		September 30,
	2006		2005
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$10,842		$13,181
Trade accounts receivable and notes receivable, net	10,850		10,828
Inventories:
Raw materials	6,845		6,170
Work-in-process and sub-assemblies	6,530		5,700
Finished goods	2,465		2,990
Total inventories	15,840		14,860
Deferred income taxes	2,241		2,382
Other current assets	2,211		1,490
Total current assets	41,984		42,741
Property, plant and equipment, net	4,537		4,264
Deferred income taxes	22		10
Investment in joint venture	1,087		1,254
Goodwill, net	2,524		2,524
Intangibles and other assets, net	5,534		6,734
Total	$55,688		$57,527

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,301		$2,280
Accrued payroll liabilities and commissions	3,843		3,957
Accrued customer support and warranty costs	1,445		1,775
Customer purchase plans	644		1,316
Other accrued liabilities	1,718		1,767
Customers' deposits	3,723		3,015
Current portion of long-term debt and capital lease obligations	3		1,121
Total current liabilities	14,677		15,231
Long-term debt and capital lease obligations	-		1,199
Deferred income taxes	276		626
Shareholders' equity:
Common stock	14,092		15,301
Deferred stock-based compensation	-		(2,057)
Retained earnings and other shareholders' equity	26,643		27,227
Total shareholders' equity	40,735		40,471
Total	$55,688		$57,527

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

	2006		2005
		(in thousands, except per share data)

Net sales	$19,956		$18,269
Cost of sales	12,389		11,405
Gross profit	7,567		6,864
Operating expenses:
Sales and marketing	3,643		3,106
Research and development	1,483		1,176
General and administrative	2,326		2,003
Amortization of intangibles	334		333
Total operating expenses	7,786		6,618
Gain on sale of assets	51		8
Earnings (loss) from operations	(168)		254
Other income (expense)	75		(201)
Earnings (loss) before income taxes	(93)		53
Income tax benefit	(32)		(9)
Net earnings (loss)	(61)		62
Assumed dividends on mandatorily redeemable preferred stock	-		(1)
Net earnings (loss) available to common shareholders	$(61)		$61

Net earnings (loss) per share
- basic	$(0.01)		$0.01
- diluted	$(0.01)		$0.01

Shares used in per share calculations - basic	5,201		5,009

Shares used in per share calculations - diluted	5,201		5,191

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

	2006		2005
		(in thousands, except per share data)

Net sales	$39,152		$32,840
Cost of sales	24,507		20,671
Gross profit	14,645		12,169
Operating expenses:
Sales and marketing	7,264		6,137
Research and development	2,973		2,516
General and administrative	4,776		3,769
Amortization of intangibles	669		664
Total operating expenses	15,682		13,086
Gain on sale of assets	110		13
Loss from operations	(927)		(904)
Other income	61		226
Loss before income taxes	(866)		(678)
Income tax benefit	(295)		(298)
Net loss	$(571)		$(380)

Net loss per share
- basic	$(0.11)		$(0.08)
- diluted	$(0.11)		$(0.08)

Shares used in per share calculations - basic	5,194		5,001

Shares used in per share calculations - diluted	5,194		5,001

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005

	2006		2005
		(in thousands)
Net cash provided by operating activities	$606		$3,267

Cash flows from investing activities:
Proceeds from sale of property	143		4
Additions to property, plant and equipment	(1,109)		(482)
Cash paid for acquired company, net of cash acquired	-		(332)
Net cash used in investing activities	(966)		(810)

Cash flows from financing activities:
Repayment of long-term debt	(2,308)		(698)
Excess tax benefits from stock-based payments	262		-
Redemption of preferred stock	-		(126)
Redemption of warrants	-		(12)
Proceeds from issuance of common stock	158		324
Net cash used in financing activities	(1,888)		(512)

Effect of exchange rates on cash	(91)		98
Net increase (decrease) in cash and cash equivalents	(2,339)		2,043
Cash and cash equivalents, beginning of the period	13,181		8,817
Cash and cash equivalents, end of the period	$10,842		$10,860

Supplemental information:
Cash paid during the period for interest	$52		$91
Cash paid (refunded) during the period for income taxes	$63		$(50)
Depreciation and amortization	$1,515		$1,581

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX-MONTH PERIODS ENDED MARCH 31, 2006

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three and six-month periods ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2006 and the results of its operations and its cash flows for the three and six-month periods ended March 31, 2006 and 2005.

2.	Stock compensation

At March 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 3. Prior to October 1, 2005, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six-month periods ended March 31, 2005, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. The adoption of Statement 123(R) had the following effect on the Company’s results:

	Three months ended March 31, 2006		Six months ended March 31, 2006
	As reported	Without FASB 123(R)	As reported	Without FASB 123(R)

Net earnings (loss) before income taxes	$(93)	$160	$(866)	$(452)
Net earnings (loss)	(61)	$115	(571)	$(279)

Net earnings (loss) per share:
- basic	$(0.01)	$0.02	$(0.11)	$(0.05)
- diluted	$(0.01)	$0.02	$(0.11)	$(0.05)

Upon adoption of Statement 123(R), the $2.1 million increase in common stock and the offsetting amount in deferred stock-based compensation, that are both reflected in shareholders’ equity at September 30, 2005, have been reversed as required by Statement 123(R). The net effect has no change in total shareholders’ equity. Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $262,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement 123 to options granted under the Company’s stock option plans in periods presented prior to the adoption of Statement 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing formula and amortized to expense over the options’ vesting periods.

	Three months ended March 31,	Six months ended March 31,
	2005	2005

Net earnings (loss), as reported	$62	$(380)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(80)	$(154)
Pro forma net loss	$(18)	$(534)

Loss per share:
Basic - as reported	$0.01	$(0.08)
Basic - pro forma	$0.00	$(0.11)

Diluted - as reported	$0.01	$(0.08)
Diluted - pro forma	$0.00	$(0.11)

3.	Stock compensation plans

At March 31, 2006, the Company has two stock-based compensation plans, which are shareholder-approved, as described below. The Company has also awarded shares to non-employees. The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards. Effective October 1, 2005, the Company began accounting for stock-based compensation under SFAS No. 123(R) (see Note 2). The stock-based compensation cost has been reflected in the financial statements as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Charged to operating expenses	$220	$-	$368	$-
Capitalized into inventory	33	-	60	-
Capitalized inventory expensed to cost of goods sold	33	-	45	-
Income tax benefit	77	-	121	-

Employees’ Stock Incentive Plan—Under the Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or nonqualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options. The contractual term for these options varies from 5-10 years. The option exercise price is the fair market value of the underlying stock at the date of grant. In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards which vest either on employment-based or performance-based measures. At March 31, 2006, the total number of shares reserved for issuance under the Incentive Plan was 869,670, of which 263,906 were available for grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model: separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Note five-year rate in effect at the time of grant.

Incentive Stock Options

A summary of option activity under the Incentive Plan as of March 31, 2006 and the six-month period then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at October 1, 2005	531,289	$11.67

Granted	0	-	-	-
Exercised	(27,900)	$5.28
Forfeited or expired	(35,250)	$11.18

Outstanding at March 31, 2006	468,139	$12.09	2.66	$1,166
Exercisable at March 31, 2006	415,639	$12.43	2.62	$1,018

The total intrinsic value of options exercised during the six-month period ended March 31, 2006 was $214,000.

A summary of the status of the Company’s non-vested options as of March 31, 2006 and changes during the six-month period then ended is as follows:

Non-vested Options	Number of Shares	Weighted-Average Grant-date Fair Value

Non-vested at October 1, 2005	125,090	$4.68

Granted	0	-
Vested	(57,340)	$3.67
Forfeited or expired	(15,250)	$5.07

Non-vested at March 31, 2006	52,500	$5.69

As of March 31, 2006, there was $216,000 of total unrecognized compensation cost related to stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of eleven months.

Service-Based Stock Awards—Under the Incentive Plan, the Company may award shares of service-based stock grants to selected executives and other key employees whose vesting is contingent upon meeting the required service period, generally three years, or in the case of members of the Board of Directors, one year. The fair value of these grants is based on the average fair market value at the grant date. The restrictions on the grants lapse at the end of the required service period. Stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

The summary of activity for service-based stock awards as of March 31, 2006, and changes during the six- month period then ended is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at October 1, 2005	52,500	$0

Granted	22,625	$0
Exercised	0
Forfeited	(15,000)

Outstanding at March 31, 2006	60,125	$0	1.81	$736

The weighted-average grant date fair value of these awards was $13.22. The weighted average grant date fair value of awards during fiscal 2006 was $12.28. The number of shares granted during the period that vest in one year is 15,625 and 7,000 vest in three years. As of March 31, 2006, there was $641,000 of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.8 years.

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

A summary of the activity for performance-based stock awards as of March 31, 2006 and changes during the six-month period then ended is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at October 1, 2005	115,000	$0

Granted	0
Exercised	0
Forfeited	(37,500)

Outstanding at March 31, 2006	77,500	$0	1.76	$949

The weighted-average grant date fair value of these awards was $13.785. As of March 31, 2006, there was $617,000 of total unrecognized compensation cost related to performance-based stock awards that is expected to be recognized over a period of 1.76 years.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”). Shares are not available to employees who already own 5% or more of the Company’s stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Purchase Plan of which 411,319 remained available at March 31, 2006.

During the six-month period ended March 31, 2006, the Company issued 2,335 shares under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees. At March 31, 2006, there were 2,000 shares outstanding that had been awarded to non-employees. There were no grants, exercises or forfeitures during the six-month period ending March 31, 2006. Under the terms of the award, 50% of the shares vest if the non-employees perform services through May 31, 2006 and the remaining 50% vest if the services are performed through May 31, 2007. The grants have a weighted-average remaining contractual life of 1.17 years. In accordance with EITF 96-18, the value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. The weighted-average fair value of these shares was $13.785 at the grant date, and at March 31, 2006, the aggregate intrinsic value of these shares was $24,000. At March 31, 2006, there was $18,000 of total unrecognized compensation cost related to these awards that is expected to be recognized over a period of 1.17 years.

Cash received from option and employee stock purchase plan exercises was $158,000 and $324,000 for the six-month periods ended March 31, 2006 and 2005, respectively. The tax benefit to be realized for the tax deductions from option exercises under the share-based payment arrangements was $49,000 and $35,000 for the six-month periods ended March 31, 2006 and 2005, respectively.

4.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended March 31, 2006			For the three months ended March 31, 2005
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Net earnings (loss) from continuing operations	$(61)			$62
Less: Assumed dividends on mandatorily redeemable preferred stock	-			(1)
Basic EPS:
Net earnings (loss)available to common shareholders	(61)	5,201	$(0.01)	61	5,009	$0.01
Effect of dilutive securities:
Common stock options		-			101
Mandatorily redeemable preferred stock	-	-		1	81
Diluted EPS:
Earnings (loss) available to common shareholders plus assumed conversions	$(61)	5,201	$(0.01)	$62	5,191	$0.01

	For the six months ended March 31, 2006			For the six months ended March 31, 2005
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(571)	5,194	$(0.11)	$(380)	5,001	$(0.08)
Diluted EPS:
Net earnings (loss)	$(571)	5,194	$(0.11)	$(380)	5,001	$(0.08)

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met. The following potential common shares at March 31, 2006 and 2005 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Common shares from:
Assumed exercise of stock options	468,139	288,300	468,139	715,126
Assumed conversion of preferred stock	-	-	-	76,891
Assumed conversion of warrants	-	30,351	-	30,351
Assumed exercise of:
- Employment-based stock grants	60,125	-	60,125	-
- Performance-based stock grants	77,500	-	77,500	-
- Non-employee stock grants	2,000	-	2,000	-

The options expire on dates beginning in May 2006 through February 2015. The restrictions on stock grants may lapse between May 2006 and December 2007.

5.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.

6.	Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005
Components of comprehensive income (loss):
Net earnings (loss)	$(61)	$62	$(571)	$(380)
Other comprehensive income (loss) -
Foreign currency translation adjustment, net of tax	(74)	(83)	(12)	197
Total comprehensive income (loss)	$(135)	$(21)	$(583)	$(183)

7.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2006 and 2005 (in thousands) is as follows:

	Six months ended
	March 31, 2006	March 31, 2005
Beginning balance	$1,191	$889
Warranty costs incurred	(842)	(901)
Warranty expense accrued	830	850
Translation adjustments	2	11
Ending balance	$1,181	$849

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

Bank guarantees and letters of credit

At March 31, 2006, the Company’s European subsidiary had approximately $1.4 million of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment. The customer deposits received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. In addition, at March 31, 2006, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $230,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

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

Overview

General

The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality. These systems integrate electro-optical automated inspection and sorting systems with process systems that include specialized conveying and preparation systems. The Company provides parts and service for each of its product lines to customers throughout the world. Industries served include food processing, as well as tobacco, plastics, and pharmaceuticals. The Company maintains two domestic manufacturing facilities, a European manufacturing facility located in The Netherlands, and a small Australian manufacturing facility. The Company markets its products directly and through independent sales representatives.

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

Second quarter fiscal 2006

The results for the second quarter of fiscal 2006 reflected the seasonal nature of the Company’s business. Incoming orders for the period were strong, increasing 49% over the first quarter of fiscal 2006, and were up 12% over the same quarter last year. Orders were strongest for process systems and parts and service. Orders were lower for automated inspection systems compared to the same quarter in the prior year. Because many of the orders came in late in the second quarter, the backlog grew by $7.5 million to $23.3 million at quarter end. The Company continued its spending on investment in growth initiatives; to strengthen its presence in the pharmaceutical market, expand its parts and service business, and to establish its Chinese sales office.

Total orders were almost $2.8 million higher in the second quarter versus the same period in the prior year, increasing from $24.5 million to $27.3 million. Orders for process systems showed substantial growth, rising 22% to $12.0 million in the second quarter of 2006 from $9.9 million for the same quarter a year prior. The increase in orders came from higher orders for process systems in both the United States and Europe. Parts and service orders increased by $2.4 million, increasing to $9.7 million from $7.3 million in the corresponding quarter in the prior year. Automated inspection systems showed a 24% decline in orders from the prior year, dropping to $5.6 million from $7.3 million in the second quarter of 2005.

Total shipments increased $1.7 million to $20.0 million in the second quarter of fiscal 2006 from $18.3 million in the second quarter of fiscal 2005. Automated inspection system shipments were up 84% to $5.9 million in the second quarter of fiscal 2006 over the second quarter of fiscal 2005 and process systems were up 9% to $7.9 million. A significant increase in Tegra shipments accounted for the increase in automated inspection system sales and increased shipments to European customers for process systems accounted for the increase in process systems shipments. Parts and service sales declined 25% to $6.0 million. Within parts and service sales, upgrade sales were lower by 48% compared to the second quarter of 2005 and decreased to $1.7 million in shipments for the quarter.

The total backlog increased $7.5 million during the quarter and was $1.7 million higher than at the corresponding point in the prior year. Backlog for parts and service was up 67% over the second quarter of 2005. Several large upgrade orders received at the end of the second quarter generated the increase in the parts and service backlog. A large portion of these higher margin orders will ship in the Company’s fiscal fourth quarter. As a result of the orders received during the second quarter, backlog for process systems increased by 19% over the prior year to $10.9 million and backlog for automated inspection systems decreased by 26% to $6.7 million.

Gross profit for the second quarter of fiscal 2006 was $7.6 million compared to $6.9 million in the corresponding period last year. Gross profit as a percentage of sales increased for the quarter to 37.9% compared to 37.6% in the second quarter of fiscal 2005. The increase in gross profit was the result of the $1.7 million increase in shipments in the second quarter of 2006 versus the second quarter of 2005. As noted above, shipments for automated inspection systems were up 84% from the same quarter the year prior. The increased margin contributed from the higher automated inspection systems shipments was largely offset by a 48% decrease in upgrade shipments which also carry a high margin.

Operating expenses for the second quarter of fiscal 2006 of $7.8 million represented an 18% increase over the $6.6 million spending level during the second quarter of fiscal 2005. The growth in operating expenses over the prior year was driven primarily by the investment in two of the Company’s growth initiatives: a sales office in China and SYMETIX, the pharmaceutical business unit, as well as the addition of senior and middle management talent to drive and support the strategic growth initiatives. The Company believes these investments will yield future growth in sales accompanied by attractive rates of return. In addition, operating expenses increased by $0.2 million as a result of stock based compensation recorded under FASB No. 123(R).

The net loss for the second quarter of fiscal 2006 was $61,000 compared to a net income of $62,000 in the second quarter of fiscal 2005. The loss is primarily attributable to the increase in operating expenses due to spending for investment in growth initiatives, which has not yet resulted in growth in revenues and gross margin.

The Company’s balance sheet remains very strong. Cash remains at $10.8 million at the end of the second quarter and the Company retired its outstanding long-term European debt of $0.7 million during the second quarter.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced few sales returns. If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales. In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At March 31, 2006, the Company had deferred $0.8 million of revenue compared to $1.3 million deferred at September 30, 2005.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of March 31, 2006, the balance sheet included allowances for doubtful accounts of $437,000. Actual charges to the allowance for doubtful accounts for the six-month periods ended March 31, 2006 and 2005 were $73,000 and $27,000, respectively. Accruals for bad debt expense for the six-month periods ended March 31, 2006 and 2005 were $5,000 and ($80,000), respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At March 31, 2006, cumulative inventory adjustments to lower of cost or market totaled $2.6 million compared to $2.8 million as of September 30, 2005. Amounts charged to expense for the six-month periods ended March 31, 2006 and 2005 were $538,000 and $347,000, respectively. Actual charges to the reserve were $757,000 and $453,000 for the six-month periods ended March 31, 2006 and 2005, respectively. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of March 31, 2006, the Company held $13.7 million of property, plant and equipment, investments in joint ventures, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and 2 years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of March 31, 2006, the balance sheet included warranty reserves of $1.2 million, while $842,000 of warranty charges were incurred during the six-month period ended March 31, 2006, compared to warranty reserves of $849,000 as of March 31, 2005 and warranty charges of $901,000 for the six-month period then ended. If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at March 31, 2006 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2006 and 2005, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Adoption of FASB Statement No. 123(R) - Share-Based Payment

Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. The adoption of Statement 123(R) had the following effect on the Company’s results:

	Three months ended March 31, 2006		Six months ended March 31, 2006
	As reported	Without FASB 123(R)	As reported	Without FASB 123(R)

Net earnings (loss) before income taxes	$(93)	$160	$(866)	$(452)
Net earnings (loss)	(61)	$115	(571)	$(279)

Net earnings (loss) per share:
- basic	$(0.01)	$0.02	$(0.11)	$(0.05)
- diluted	$(0.01)	$0.02	$(0.11)	$(0.05)

Upon adoption of Statement 123(R), the $2.1 million increase in common stock and the offsetting amount in deferred stock-based compensation, that are both reflected in shareholders’ equity at September 30, 2005, have been reversed as required by Statement 123(R). The net effect has no change in total shareholders’ equity. Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $262,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

At March 31, 2006, the Company has two stock-based compensation plans, which are shareholder-approved, an Employees’ Stock Incentive Plan and Employee Stock Purchase Plan. The Company issues new shares of common stock for exercises and awards under these plans. Effective October 1, 2005, the Company began accounting for stock-based compensation under SFAS No. 123(R). (See Note 2 to the Condensed Unaudited Consolidated Financial Statements for the three and six-month periods ended March 31, 2006.) The stock-based compensation cost has been reflected in the financial statements as follows:

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Charged to operating expenses	$220	$-	$368	$-
Capitalized into inventory	33	-	60	-
Capitalized inventory expensed to cost of goods sold	33	-	45	-
Income tax benefit	77	-	121	-

As of March 31, 2006, the total unrecognized compensation cost was $1.5 million and was comprised of: $216,000 related to stock options granted under the Stock Incentive Plan that is expected to be recognized over a weighted-average period of eleven months, $641,000 related to employment-based stock awards that is expected to be recognized over a weighted-average period of 1.8 years, $617,000 related to service-based stock awards that is expected to be recognized over a period of 1.76 years, and $18,000 related to non-employee service-based stock awards that is expected to be recognized over a period of 1.17 years. The aggregate cost of the recognition of the previously unrecognized compensation cost over the next year is expected to be approximately $250,000 per quarter.

Results of Operations

For the three months ended March 31, 2006 and 2005

Net sales increased 9% to $20.0 million for the three-month period ended March 31, 2006 from $18.3 million in the corresponding quarter last year. International net sales in the second quarter were $8.5 million compared to $9.9 million for the corresponding quarter in fiscal 2005. Shipments were higher for automated inspection systems and process systems compared to the second quarter of the prior year. Sales of automated inspection systems increased

84% to $5.9 million compared to $3.2 million in the second quarter of 2005, and process system sales increased 9% to $7.9 million compared to $7.2 million in the second quarter of 2005, due to increased shipments of process system equipment, primarily in Europe.

New orders received during the second quarter of fiscal 2006 totaled $27.3 million, an increase of 12% from $24.5 million for the corresponding period in fiscal 2005. Orders for the second quarter of fiscal 2006 increased 22% for process system and 33% for parts and service, while automated inspection systems orders were down 24% compared to the fiscal 2005 second quarter. The increased orders for parts and service were largely due to the placement of a single order for the upgrade of several large systems from a major customer. Automated inspection system orders declined from the prior year, with orders for Tegra and Optyx both down compared to the prior year while orders for ADR and tobacco sorters both increased.

The Company’s backlog at the close of the second quarter totaled $23.3 million, a $1.7 million increase over a backlog of $21.6 million at the same time last year. The backlog for parts and service increased 67% to $5.7 from $3.4 million at the end of the second quarter last year. Lower orders for Tegra and Optyx systems resulted in lower backlog for automated inspection systems which declined 26% to $6.7 million at March 31, 2006 from $9.1 million a year prior. Backlog for process systems was up 19% from last year and represented 47% of total backlog. The increase in process system backlog will negatively impact the gross margin percentage as the product is shipped during the third quarter of 2006 since it carries a lower average margin percentage.

Gross profit for the quarter ended March 31, 2006 was $7.6 million compared to $6.9 million in the corresponding quarter a year ago. This represented a 10.2% increase in gross margin dollars on a 9.2% increase in sales for the second quarter of 2006. The gross margin percentage increased to 37.9% in the second quarter of fiscal 2006 from 37.6% in the second quarter of fiscal 2005.

Operating expenses increased by $1.2 million, or 18%, in the second quarter of fiscal 2006 to $7.8 million from $6.6 million in the second quarter of fiscal 2005. During the second quarter of fiscal 2006, the operating expense increases were driven primarily by the investment in two growth initiatives, a sales office in China and development of the pharmaceutical business, as well as the addition of senior and middle management talent to drive and support the strategic growth initiatives. The Company believes these investments will result in increased revenues in future periods. In addition, operating expenses increased by $0.2 million as a result of stock based compensation recorded under FASB No. 123(R).

Other income for the second quarter of fiscal 2006 was $75,000 compared to other expense of $201,000 for the same period in fiscal 2005. Retirement of the Company’s debt in the more recent period reduced its interest expense, and the Company incurred lower losses from its investment in its InspX joint venture.

The Company reported a net loss of $61,000, or $0.01 per diluted share, in the fiscal 2006 second quarter, a decrease from the $62,000 profit, or $0.01 per diluted share, in the corresponding quarter of fiscal 2005. The higher gross margins generated from higher sales in the second quarter of 2006 was offset by higher operating expenses due to spending on growth initiatives which has not yet resulted in growth in revenues and gross margin.

For the six months ended March 31, 2006 and 2005

Net sales were $39.2 million for the six months ended March 31, 2006, an increase of 19% from $32.8 million reported for the corresponding period last year. International net sales for the first half of fiscal 2006 were $20.5 million, or 52.3% of net sales, compared to $18.0 million, or 54.8% of net sales, for the corresponding period in fiscal 2005. Shipments were 87% higher for automated inspection systems and 15% higher for process systems in the first two quarters of fiscal 2006 compared to the first two quarters the prior year. Parts and service shipments decreased 11% for the six month period ended March 31, 2006, declining to $11.3 million in fiscal 2006 from $12.7 million in fiscal 2005.

New orders received during the first half of fiscal 2006 totaled $45.6 million, an increase of 11% from $41.0 million for the corresponding period in fiscal 2005. Orders were up for all product lines for the first six months of fiscal 2006 compared to the same period in fiscal 2005. Automated inspection system orders were up 7%, process system orders were up 10% and parts and service orders were up 16% in 2006 versus the first six months of fiscal 2005.

Gross profit for the two quarters ended March 31, 2006 was $14.6 million compared to $12.2 million in the corresponding quarters the prior fiscal year. The gross margin percentage increased to 37.4% in the first six months of fiscal 2006 from 37.1% in the first six months of fiscal 2005.

Operating expenses increased by $2.6 million, or 20%, in the first six months of fiscal 2006 to $15.7 million from $13.1 million in the first six months of fiscal 2005. During the first half of fiscal 2006, the increase in operating expenses was driven primarily by the investment in two growth initiatives, a sales office in China and development of the pharmaceutical business, as well as the addition of senior and middle management talent to drive and support the strategic growth initiatives. The Company believes these investments will result in increased revenues in future periods. In addition, operating expenses increased by $0.4 million as a result of stock based compensation recorded under FASB No. 123(R).

Other income for the first six months of fiscal 2006 was $61,000 compared to other income of $226,000 for the same period in fiscal 2005. Retirement of the Company’s debt reduced its interest expense and the Company incurred lower losses from its investment in a joint venture during the first six months of 2006. The first quarter of 2005 included the receipt of $500,000 from the settlement of a dispute with a licensee over a license agreement.

The Company reported a net loss of $571,000, or $0.11 per diluted share, in the first six months of fiscal 2006, compared to the net loss of $380,000, or $0.08 per diluted share, experienced during the same period the prior year. The increased margins from higher sales were offset by higher operating expenses due to spending on growth initiatives, which has not yet resulted in growth in revenues and gross margin.

Liquidity and Capital Resources

For the six months ended March 31, 2006, net cash was reduced by $2.4 million, declining from $13.2 million on September 30, 2005 to $10.8 million on March 31, 2006. Cash was generated by the Company in operating activities, but consumed by the Company in investing activities and financing activities.

For the first half of fiscal 2006, net cash provided by operating activities totaled $0.6 million. The positive cash effect from non-cash expenses, such as depreciation and amortization of $1.5 million, increase in customer deposits of $0.7 million and reduced accounts receivable of $0.5 million was offset by the net loss for the period of $0.6 million, increases in inventory of $1.0 million, and by $0.5 million of other operating activities. Cash flow from operating activities increased $3.3 million during the first six months of fiscal 2005.

Net cash used in investing activities was $1.0 million for the six-month period ended March 31, 2006 and $0.8 million for the similar time period ending March 31, 2005. Cash used for investment purposes was for the acquisition of property, plant and equipment for both years. The Company did not have any major commitments for capital equipment at March 31, 2006 nor at the same time the prior year.

Net cash used in financing activities during the six-month period ended March 31, 2006 totaled $1.9 million while net cash used in financing activities totaled $0.5 million for the same time period in 2005. During the first six months of fiscal 2006, the Company made repayments of long-term debt which decreased its cash balance by $2.3 million. This was partially offset by the excess tax benefit from stock-based payment arrangements of $0.3 million and proceeds from the issuance of common stock of $0.1 million. In the first six months of fiscal 2005, debt repayment of $0.8 million was partially offset by proceeds from the issuance of common stock of $0.3 million.

The Company’s domestic credit facility in the United States provided a revolving credit facility of up to $10.0 million. The revolving credit facility expired in April 2006. The Company is currently negotiating the terms of a replacement credit facility with a domestic bank and expects to have a new credit facility in place in the very near future on terms no less favorable than those contained in its previous credit facility. The Company believes that given its current cash position and expected cash flows from operations, the lack of a credit facility for an abbreviated period has not and will not have any negative effects on the Company.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.0 million and includes an operating line of the lesser of $1.8 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million. The term loans which had also been a part of this credit facility were paid in full during the second quarter of fiscal 2006. The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At March 31, 2006, the interest rate was 5.00%. At March 31, 2006, the Company had no borrowings under this facility and had received bank guarantees of $1.4 million under the bank guarantee facility. The credit facility allows overages on the bank guarantee facility. Any overages reduce the available borrowings from the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on March 31, 2006 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Capital lease obligations	3	3	-	-	-
Operating leases	14,057	1,514	2,133	1,724	8,686
Total contractual cash obligations	$14,060	$1,517	$2,133	$1,724	$8,686

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term. At March 31, 2006, the Company had standby letters of credit totaling $1.9 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At March 31, 2006, the Company was not a party to any currency hedging transaction. As of March 31, 2006, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $356,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

During the six-month period ended March 31, 2006, the Euro gained a net of 1% in value, ranging between a 1% gain and a 2% loss for the period, against the U.S. dollar. The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of ($12,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars, and, to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty. Ltd. and Freshline Machines Pty. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $61,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables, and cash carried on the balance sheet of the European, Australian and Mexican operations.

Although the U.S. dollar remained relatively unchanged during the period, the U.S. dollar is still in a relatively weak position on the world markets. A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. On the other hand, materials or components imported into the U.S. may be more expensive. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales. The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate plus 175 basis points. At March 31, 2006, the Company had no borrowings on its variable interest rate facilities. During the six-month period then ended, interest on its remaining variable rate credit facility varied from 4.75% and 5.00%. At March 31, 2006, the rate was 5.00%. As of March 31, 2006, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate facilities.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), as of March 31, 2006 and this assessment identified the following control deficiencies that in the aggregate constitute a material weakness in the Company's internal control over financial reporting:

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraphs, management believes that, as of March 31, 2006, the Company's internal control over financial reporting was not effective based on those criteria.

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

Changes in Control Over Financial Reporting

During the second quarter of fiscal 2006, the Company took or initiated the following actions to strengthen its internal controls. The Company continues to actively seek a permanent corporate controller. The Company has reassigned accounting personnel, realigned job duties and responsibilities, and made efforts to streamline and simplify processes. It has also added additional oversight in some functions and increased account reviews and reconciliations. Additionally, the Company prepared concurrent documentation on the application of generally accepted accounting principles for non-recurring transactions, including internal reviews and approval of the application of accounting principles in these instances. The Company has placed continued emphasis on reconciliation procedures related to the monthly closing process, and continued to evaluate controls related to accounts payable cut-off procedures and accounting estimates. The Company plans to take further remediation steps during fiscal 2006 to confirm that effective controls are in place and continue to operate as designed.

PART II. OTHER INFORMATION

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on February 8, 2006. Voting shareholders took the following actions at the meeting:

1.	The shareholders voted to elect the following nominees to the Company’s Board of Directors:

	Votes For	Votes Withheld
Michael L. Shannon	4,506,848	207,649
Donald A. Washburn	4,678,202	36,295

There were no broker non-votes.

Other directors whose terms of office as a director continued after the meeting are as follows:

John E. Pelo
Charles H. Stonecipher
Thomas C. Madsen

2.
The shareholders voted to approve the proposed Amendment No. 1 to the 2003 Restated Employees’ Stock Incentive Plan (the “Plan”) by the affirmative vote of 2,774,639 shares, with 659,124 shares voting against the proposal and 5,337 shares abstaining. There were 1,275,397 broker non-votes. The amendment deleted the terms of the Plan providing for automatic stock option awards to members of the Compensation Committee, and authorized the discretionary award of shares of restricted stock to employee and non-employee members of the Board, including members who serve on the Compensation Committee. The amendment also made certain administrative and clarifying changes with respect to Board authority to take actions under the Plan and made further administrative changes in the Plan with respect to determining the date of grant of awards.

3.
The shareholders voted to ratify the appointment by the Audit Committee of the Board of Directors of independent auditors for fiscal 2006 by the affirmative vote of 4,514,924 shares, with 198,686 shares voting against the proposal and 887 shares abstaining. There were no broker non-votes.

ITEM 6. EXHIBITS

10.1	Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: May 12, 2006	By /s/ Thomas C. Madsen
Thomas C. Madsen
Chairman of the Board
(Acting as Principal Executive Officer)

Date: May 12, 2006	By /s/ Ronald W. Burgess
Ronald W. Burgess
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2006

EXHIBIT INDEX

Exhibit

10.1	Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002