Form 10-Q
period 2006-06-30
KEY TECHNOLOGY INC
filed 2006-08-14
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549-1004
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2006

or

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

The number of shares outstanding of the registrant's common stock, no par value, on July 31, 2006 was 5,356,604 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 6.	Exhibits	26

SIGNATURES	27

EXHIBIT INDEX	28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND SEPTEMBER 30, 2005

	June 30,	September 30,
	2006	2005
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,384	$13,181
Trade accounts receivable	10,943	10,828
Inventories:
Raw materials	7,498	6,170
Work-in-process and sub-assemblies	6,511	5,700
Finished goods	2,998	2,990
Total inventories	17,007	14,860
Deferred income taxes	2,289	2,382
Other current assets	2,055	1,490
Total current assets	45,678	42,741
Property, plant and equipment, net	4,451	4,264
Deferred income taxes	148	10
Investment in joint venture	943	1,254
Goodwill, net	2,524	2,524
Intangibles and other assets, net	5,203	6,734
Total	$58,947	$57,527

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,172	$2,280
Accrued payroll liabilities and commissions	4,379	3,957
Accrued customer support and warranty costs	1,355	1,775
Customer purchase plans	520	1,316
Other accrued liabilities	1,814	1,767
Customers' deposits	5,111	3,015
Current portion of long-term debt and capital lease obligations	2	1,121
Total current liabilities	17,353	15,231
Long-term debt and capital lease obligations	-	1,199
Deferred income taxes	53	626
Shareholders' equity:
Common stock	14,403	15,301
Deferred stock-based compensation	-	(2,057)
Retained earnings and other shareholders' equity	27,138	27,227
Total shareholders' equity	41,541	40,471
Total	$58,947	$57,527

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(in thousands, except per share data)

Net sales	$21,510	$25,917
Cost of sales	13,183	14,830
Gross profit	8,327	11,087
Operating expenses:
Sales and marketing	3,918	3,395
Research and development	1,547	1,186
General and administrative	2,077	2,052
Amortization of intangibles	334	334
Total operating expenses	7,876	6,967
Gain on sale of assets	-	15
Earnings from operations	451	4,135
Other income (expense)	117	(140)
Earnings before income taxes	568	3,995
Income tax expense	209	1,349
Net earnings	359	2,646
Assumed dividends on mandatorily redeemable preferred stock	-	(39)
Net earnings available to common shareholders	$359	$2,607

Net earnings per share
- basic	$0.07	$0.52
- diluted	$0.07	$0.51

Shares used in per share calculations - basic	5,213	5,037

Shares used in per share calculations - diluted	5,305	5,218

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(in thousands, except per share data)

Net sales	$60,662	$58,757
Cost of sales	37,690	35,501
Gross profit	22,972	23,256
Operating expenses:
Sales and marketing	11,182	9,532
Research and development	4,520	3,702
General and administrative	6,852	5,821
Amortization of intangibles	1,003	998
Total operating expenses	23,557	20,053
Gain on sale of assets	110	28
Earnings (loss) from operations	(475)	3,231
Other income	178	86
Earnings (loss) before income taxes	(297)	3,317
Income tax (benefit) expense	(85)	1,051
Net earnings (loss)	(212)	2,266
Assumed dividends on mandatorily redeemable preferred stock	-	(36)
Net earnings (loss) available to common shareholders	$(212)	$2,230

Net earnings (loss) per share
- basic	$(0.04)	$0.44
- diluted	$(0.04)	$0.44

Shares used in per share calculations - basic	5,201	5,013

Shares used in per share calculations - diluted	5,201	5,201

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

	2006	2005
	(in thousands)
Net cash provided by operating activities	$3,290	$6,639

Cash flows from investing activities:
Proceeds from sale of property	143	26
Additions to property, plant and equipment	(1,310)	(644)
Cash paid for acquired company, net of cash acquired	-	(1,059)
Net cash used in investing activities	(1,167)	(1,677)

Cash flows from financing activities:
Repayment of long-term debt	(2,310)	(935)
Excess tax benefits from stock-based payments	262	-
Redemption of preferred stock	-	(155)
Redemption of warrants	-	(61)
Proceeds from issuance of common stock	221	521
Net cash used in financing activities	(1,827)	(630)

Effect of exchange rates on cash	(93)	9
Net increase in cash and cash equivalents	203	4,341
Cash and cash equivalents, beginning of the period	13,181	8,817
Cash and cash equivalents, end of the period	$13,384	$13,158

Supplemental information:
Cash paid during the period for interest	$57	$139
Cash paid (refunded) during the period for income taxes	$(2)	$27
Depreciation and amortization	$2,209	$2,369

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE-MONTH PERIODS ENDED JUNE 30, 2006

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2005. The results of operations for the three and nine-month periods ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2006 and the results of its operations and its cash flows for the three and nine-month periods ended June 30, 2006 and 2005.

2.	Stock compensation

At June 30, 2006, the Company had two stock-based employee compensation plans, which are described more fully in Note 3. Prior to October 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine-month periods ended June 30, 2005, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated. The adoption of Statement 123(R) had the following effect on the Company’s results:

	Three months ended June 30, 2006	Nine months ended June 30, 2006

Cost of goods sold	$31	$76
Operating expenses	218	587
Total share-based compensation expense	249	663
Income tax benefit	75	196
Net earnings (loss)	(174)	(467)
Net earnings (loss) per share:
- basic and diluted	$(0.03)	$(0.09)

Approximately $13,000 of share-based compensation expense remained capitalized in inventory as of June 30, 2006.

Upon adoption of Statement 123(R), the $2.1 million increase in common stock and the offsetting amount in deferred stock-based compensation, that were both reflected in shareholders’ equity at September 30, 2005, have been reversed as required by Statement 123(R). The net effect has no change in total shareholders’ equity. Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. The $262,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted Statement 123(R).

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

	Three months ended June 30,	Nine months ended June 30,
	2005	2005

Net earnings, as reported	$2,646	$2,266
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	$(72)	$(226)
Pro forma earnings	$2,574	$2,040

Earnings per share:
Basic - as reported	$0.52	$0.44
Basic - pro forma	$0.51	$0.40

Diluted - as reported	$0.51	$0.44
Diluted - pro forma	$0.50	$0.39

3.	Stock compensation plans

At June 30, 2006, the Company had two stock-based compensation plans, which are shareholder-approved, as described below. The Company has also awarded shares to non-employees. The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards. Effective October 1, 2005, the Company began accounting for stock-based compensation under SFAS No. 123(R) (see Note 2).

Employees’ Stock Incentive Plan—Under the Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or nonqualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options. The contractual term for these options varies from 5-10 years. The option exercise price is the fair market value of the underlying stock at the date of grant. In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards which vest either on employment-based or performance-based measures. At June 30, 2006, the total number of shares reserved for issuance under the Incentive Plan was 863,358, of which 321,206 were available for grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model: separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Note five-year rate in effect at the time of grant.

Incentive Stock Options

A summary of option activity under the Incentive Plan as of June 30, 2006 and the nine-month period then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at October 1, 2005	531,289	$11.67

Granted	0	-	-	-
Exercised	(34,212)	$5.19
Forfeited or expired	(92,550)	$18.19

Outstanding at June 30, 2006	404,527	$10.73	2.79	$1,215
Exercisable at June 30, 2006	373,899	$10.85	2.74	$1,113

The total intrinsic value of options exercised during the nine-month period ended June 30, 2006 was $260,000.

As of June 30, 2006, there was $182,000 of total unrecognized compensation cost related to stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of ten months.

Service-Based Stock Awards—Under the Incentive Plan, the Company may award service-based stock grants to selected executives and other key employees whose vesting is contingent upon meeting the required service period, generally three years, or in the case of members of the Board of Directors, one year. The fair value of these grants is based on the average fair market value at the grant date. The restrictions on the grants lapse at the end of the required service period. Stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

The summary of activity for service-based stock awards as of June 30, 2006, and changes during the nine- month period then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at October 1, 2005	52,500	$0

Granted	22,625	$0
Exercised	0
Forfeited	(15,000)

Outstanding at June 30, 2006	60,125	$0	1.57	$755

The weighted-average grant date fair value of these awards was $13.22. The weighted average grant date fair value of awards during fiscal 2006 was $12.28. The number of shares granted during the period that vest in one year was 15,625 and the number of shares granted that vest in three years was 7,000. As of June 30, 2006, there was $538,000 of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.6 years.

Employee Performance-Based Stock Awards—Under the Incentive Plan, the Company awarded performance-based stock grants to selected executive and other key employees, the lapse of the restrictions on which is contingent upon the increase in the Company’s net earnings over a three-year period beginning with fiscal 2005. If the Company’s net income from continuing operations has a compound annual growth rate of 7.5%, the restrictions on 50% of the shares lapse; at 10%, the restrictions on 80% of the shares lapse; and at 25%, the restrictions on 100% of the shares lapse. The lapse of the restrictions on the shares is linear between the stated levels. No restrictions lapse if the compound annual growth rate is less than 7.5%, and 10% of the shares may be forfeited if net income in any one year does not equal at least 90% of the prior year’s net income from continuing operations, although up to 25% of the forfeited shares may be reinstated at the discretion of the Board of Directors. In addition, recipients must be in continued employment with the Company through December 2007 for the restrictions on the awards to lapse. Compensation expense is recognized over the period the employee performs related services based on the estimated number of shares expected to vest at the grant date fair value and assumes that 77% of the performance goal will be achieved. If the performance goals are not met, no compensation cost is recognized and any recognized compensation cost will be reversed.

A summary of the activity for performance-based stock awards as of June 30, 2006, and changes during the nine-month period then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)

Outstanding at October 1, 2005	115,000	$0

Granted	0
Exercised	0
Forfeited	(37,500)

Outstanding at June 30, 2006	77,500	$0	1.51	$973

The weighted-average grant date fair value of these awards was $13.785. As of June 30, 2006, there was $529,000 of total unrecognized compensation cost related to performance-based stock awards that is expected to be recognized over a period of 1.5 years.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”). Shares are not available to employees who already own 5% or more of the Company’s stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Purchase Plan of which 409,746 remained available at June 30, 2006.

During the nine-month period ended June 30, 2006, the Company issued 3,908 shares under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees. At June 30, 2006, there were 2,000 shares outstanding that had been awarded to non-employees. There were no grants, exercises or forfeitures during the nine-month period ending June 30, 2006. Under the terms of the award, 50% of the shares vested when the non-employees performed services through

May 31, 2006 and the remaining 50% vest if the services are performed through May 31, 2007. The grants have a weighted-average remaining contractual life of eleven months. In accordance with EITF 96-18, the value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. The weighted-average fair value of these shares was $13.785 at the grant date, and at June 30, 2006, the aggregate intrinsic value of these shares was $25,000. At June 30, 2006, there was $13,000 of total unrecognized compensation cost related to these awards that is expected to be recognized over a period of eleven months.

Cash received from option and employee stock purchase plan exercises was $221,000 and $521,000 for the nine-month periods ended June 30, 2006 and 2005, respectively. The tax benefit to be realized for the tax deductions from option exercises under the share-based payment arrangements was $60,000 and $150,000 for the nine-month periods ended June 30, 2006 and 2005, respectively.

4.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended June 30, 2006			For the three months ended June 30, 2005
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Net earnings (loss) from continuing operations	$359			$2,646
Less: Assumed dividends on mandatorily redeemable preferred stock	-			(39)
Basic EPS:
Net earnings (loss)available to common shareholders	359	5,213	$0.07	2,607	5,037	$0.52
Effect of dilutive securities:
Common stock options		77			105
Common stock awards		15			-
Mandatorily redeemable preferred stock	-	-		39	76
Diluted EPS:
Earnings (loss) available to common shareholders plus assumed conversions	$359	5,305	$0.07	$2,646	5,218	$0.51

	For the nine months ended June 30, 2006			For the nine months ended June 30, 2005
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount

Net earnings (loss) from continuing operations	$(212)			$2,266
Less: Assumed dividends on mandatorily redeemable preferred stock	-			(36)
Basic EPS:
Net earnings (loss)available to common shareholders	(212)	5,201	$(0.04)	2,230	5,013	$0.44
Effect of dilutive securities:
Common stock options		-			107
Mandatorily redeemable preferred stock	-	-		36	81
Diluted EPS:
Earnings (loss) available to common shareholders plus assumed conversions	$(212)	5,201	$(0.04)	$2,266	5,201	$0.44

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met. The following potential common shares at June 30, 2006 and 2005 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Common shares from:
Assumed exercise of stock options	96,000	183,600	404,527	183,600
Assumed conversion of warrants	-	31,671	-	31,671
Assumed exercise of:
- Employment-based stock grants	60,125	-	60,125	-
- Performance-based stock grants	77,500	-	77,500	-
- Non-employee stock grants	2,000	-	2,000	-

The options expire on dates beginning in August 2006 through February 2015. The restrictions on stock grants may lapse between February 2007 and January 2009.

5.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.

6.	Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005
Components of comprehensive income (loss):
Net earnings (loss)	$359	$2,646	$(212)	$2,266
Other comprehensive income (loss) -
Foreign currency translation adjustment, net of tax	135	(240)	123	(43)
Total comprehensive income (loss)	$494	$2,406	$(89)	$2,223

7.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2006 and 2005 (in thousands) is as follows:

	Nine months ended
	June 30, 2006	June 30, 2005
Beginning balance	$1,191	$889
Warranty costs incurred	(1,303)	(1,321)
Warranty expense accrued	1,246	1,283
Translation adjustments	16	(1)
Ending balance	$1,150	$850

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

Bank guarantees and letters of credit

At June 30, 2006, the Company’s European subsidiary had approximately $1.8 million of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment. The customer deposits received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. In addition, at June 30, 2006, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $230,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

8.	Future accounting changes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 clarifies FASB Statement 109, Accounting for Income Taxes, to indicate criteria that an individual tax position would have to meet for some or all of the tax benefit of that position to be recognized in an entity’s financial statements. The Interpretation also clarifies the accounting classification of liabilities related to differences in tax return positions and financial statement measurements; accounting for interest and penalties related to income taxes; and requires additional disclosures. This Interpretation is effective October 1, 2007. The Company is currently assessing, but has not yet determined, the effect of Interpretation No. 48 on its financial position, results of operations, and cash flows.

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

Third quarter fiscal 2006

The results for the third quarter of fiscal 2006 showed continued growth in the Company’s order volume. Incoming orders were up 14% over the third quarter of fiscal 2005. The Company returned to profitability, earning $359,000 during the third quarter, compared to a $63,000 loss during the second quarter of fiscal 2006. The Company continued its investment in growth initiatives, to strengthen its presence in the pharmaceutical and nutraceutical market and to establish its China market presence.

Total orders were $2.8 million higher in the third quarter versus the same period in the prior year, increasing to $22.5 million from $19.7 million. Orders for optical systems were strong during the third quarter of fiscal 2006, increasing $2.1 million to $8.9 million from $6.7 million in the comparable quarter in 2005. The increase was driven by orders for Optyx 6000, Raptor 6000 and Tegra. Process systems orders increased $1.1 million during the third quarter of fiscal 2006 to $8.3 million. The increase in process systems orders from $7.2 million in the third quarter of fiscal 2005 was due to increased orders for vibratory products. Orders for parts and service were $5.3 million, a decrease of $0.4 million during the 2006 third quarter from the same period the prior year.

Total shipments decreased $4.4 million to $21.5 million in the third quarter of fiscal 2006 from $25.9 million in the third quarter of fiscal 2005. A significant portion of the beginning third quarter backlog for automated inspection systems and upgrades was scheduled by customers for fourth quarter delivery, impacting shipment volume compared to the third quarter of fiscal 2005. As a result, automated inspection systems, including upgrades, represented only 28% of our shipments for the quarter, while process systems were approximately 46%.  Automated inspection system shipments were down 39% to $6.0 million in the third quarter of fiscal 2006 from the third quarter of fiscal 2005. Shipments of process systems were down 5% to $9.8 million. The decrease in process systems shipments was due to an 83% decline in Farmco shipments during the quarter, or a $1.3 million reduction from shipments during the third quarter of fiscal 2005. Parts and service shipments declined 7% during the third quarter of fiscal 2006. Shipments for parts and service decreased by $0.4 million to $5.3 million during the third quarter of fiscal 2006 compared to the third quarter a year earlier.

Total backlog increased to $24.7 million at the end of the third quarter and was $9.3 million higher than at the corresponding point in the prior year. Backlog for automated systems was up $5.4 million at the end of the third quarter compared to the same period a year earlier. Process systems backlog was higher by $3.5 million and backlog for parts and service was $0.4 higher than the comparable point in time last year. Overall backlog was up 60% from the prior year.

Gross profit for the third quarter of fiscal 2006 was $8.3 million compared to $11.1 million in the corresponding period last year. Gross profit, as a percentage of sales, decreased for the quarter to 38.7% compared to 42.8 % in the third quarter of fiscal 2005.  Gross margins in the third quarter of fiscal 2006 were unfavorably affected by both product mix and sales volume when compared to the third quarter of fiscal 2005.

Operating expenses of $7.9 million for the third quarter of fiscal 2006 represented a 13% increase over the $7.0 million spending level during the third quarter of fiscal 2005. The growth in operating expenses over the prior year was driven primarily by the investment in two of the Company’s growth initiatives: a market presence in China and SYMETIX, the pharmaceutical business unit. The Company believes these investments will yield future growth in sales accompanied by attractive rates of return. In addition, operating expenses increased by $0.2 million as a result of stock-based compensation recorded in the more recent period under FASB No. 123(R).

The net earnings for the quarter ending June 30, 2006 was $359,000 compared to a net earnings of $2.6 million in the third quarter of fiscal 2005. The reduction in net earnings is primarily attributable to the 17% reduction in revenues from the prior year, the lower margin mix of products, and the increase in operating expenses due to investment in growth initiatives, which has not yet resulted in growth in revenues and gross margin.

The Company’s balance sheet remains strong. Cash increased by $2.6 million to $13.4 million at the end of the third quarter of fiscal 2006 from $10.8 million at the end of the third quarter of fiscal 2005. Inventories increased to $17.0 million at the end of the third quarter compared to $15.8 million at the end of the second quarter due to the inventory build up in relation to the increased backlog. In addition, inventory increased due to some delayed shipments caused by customer financing issues, as well as temporary shortages of parts. These products all shipped in July. Accounts payable increased by $0.9 million in the more recent quarter which reflects payments due to vendors for the inventory build-up. Customer deposits also increased $1.4 million for receipt of down payments for products ordered by customers which have not yet shipped.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced few sales returns. If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales. In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” we account for cash consideration (such as sales incentives) that we give to our customers or resellers as a reduction of revenue rather than as an operating expense unless we receive a benefit that we can identify and for which we can reasonably estimate the fair value. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At June 30, 2006, the Company had deferred $2.1 million of revenue compared to $1.3 million deferred at September 30, 2005.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of June 30, 2006, the balance sheet included allowances for doubtful accounts of $466,000. Actual charges to the allowance for doubtful accounts for the nine-month periods ended June 30, 2006 and 2005 were $74,000 and $30,000, respectively. Accruals for bad debt expense for the nine-month periods ended June 30, 2006 and 2005 were $22,000 and ($108,000), respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At June 30, 2006, cumulative inventory adjustments to lower of cost or market totaled $2.5 million compared to $2.8 million as of September 30, 2005. Amounts charged to expense for the nine-month periods ended June 30, 2006 and 2005 were $1.1 million and $562,000, respectively. Actual charges to the reserve were $1.4 million and $589,000 for the nine-month periods ended June 30, 2006 and 2005, respectively. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of June 30, 2006, the Company held $13.1 million of property, plant and equipment, investments in joint ventures, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and two years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of June 30, 2006, the balance sheet included warranty reserves of $1.1 million, while $1.3 million of warranty charges were incurred during the nine-month period ended June 30, 2006, compared to warranty reserves of $850,000 as of June 30, 2005 and warranty charges of $1.3 million for the nine-month period then ended. If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. There was no valuation allowance at June 30, 2006 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2006 and 2005, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

	Three months ended June 30, 2006	Nine months ended June 30, 2006

Cost of goods sold	$31	$76
Operating expenses	218	587
Total share-based compensation expense	249	663
Income tax benefit	75	196
Net earnings (loss)	(174)	(467)
Net earnings (loss) per share:
- basic and diluted	$(0.03)	$(0.09)

Approximately $13,000 of share-based compensation expense remained capitalized in inventory as of June 30, 2006.

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

At June 30, 2006, the Company had two stock-based compensation plans, which are shareholder-approved. The Company has also awarded shares to non-employees. The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards. As of June 30, 2006, the total unrecognized compensation cost related to these plans was $1.3 million and was comprised of: $182,000 related to stock options granted under the Stock Incentive Plan that is expected to be recognized over a weighted-average period of ten months, $538,000 related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.6 years, $529,000 related to performance-based stock awards that is expected to be recognized over a period of 1.5 years, and $13,000 related to non-employee service-based stock awards that is expected to be recognized over a period of eleven months. The aggregate cost of the recognition of the previously unrecognized compensation cost over the next year is expected to average approximately $236,000 per quarter.

Results of Operations

For the three months ended June 30, 2006 and 2005

New orders received during the third quarter of fiscal 2006 totaled $22.5 million, an increase of 14% from $19.7 million in the corresponding period in fiscal 2005. Orders for the third quarter of fiscal 2006 increased 32% for automated inspection systems and 16% for process systems, while parts and service orders were down 8% compared to the fiscal 2005 third quarter. Orders for Optyx 6000, Raptor 6000 and Tegra drove a $2.1 million increase in automated inspection systems orders for the third quarter when compared to the third quarter of fiscal 2005. Process systems orders increased $1.1 million during the third quarter to $8.3 million. The increase from $7.2 million in the third quarter of 2005 was due to increased orders for vibratory products.

Net sales decreased 17% to $21.5 million for the three-month period ended June 30, 2006 from $25.9 million in the corresponding quarter last year.  A significant portion of the beginning third quarter backlog for automated inspection systems and upgrades was scheduled by customers for fourth quarter delivery, impacting shipment volume compared to the third quarter of fiscal 2005. As a result, automated inspection systems, including upgrades, represented only 28% of our shipments for the quarter, while process systems were approximately 46%.  Shipments were $3.8 million lower for automated inspection systems, process systems sales were $0.5 million lower, and parts and service were $0.4 million lower compared to the third quarter of the prior year. Sales of automated inspection systems decreased 39% to $6.0 million compared to $9.9 million in the third quarter of 2005, process system sales decreased 5% to $9.8 million compared to $10.4 million in the third quarter of 2005, and parts and service decreased 7% to $5.3 million from $5.7 million during the same quarter the prior fiscal year. International shipments were 46.2% for the quarter compared to 42.5% for the third quarter of fiscal 2005.

The Company’s backlog at the close of the third quarter totaled $24.7 million, a $9.3 million increase over a backlog of $15.4 million at the same time last year. Automated inspection systems, which includes upgrades, was 58% of the backlog compared to 57% in fiscal 2005. Backlog for process systems was 38% compared to 39%, and parts and service was 4% and 4% for the third quarters of fiscal 2006 and 2005, respectively.

Gross profit for the quarter ended June 30, 2006 was $8.3 million compared to $11.1 million in the corresponding quarter a year ago. This represented a 25% decrease in gross margin dollars on a 17% decrease in sales for the third quarter of 2006. The gross margin percentage decreased to 38.7% in the third quarter of fiscal 2006 from 42.8% in the third quarter of fiscal 2005, but was up from the 36.9% gross margin in the second quarter of fiscal 2006. Lower manufacturing efficiencies in the third quarter of 2006 because of the lower volume of shipments led to the decline in gross profit in the third quarter of fiscal 2006 versus the same period the prior year. In addition, the mix of shipments was not as favorable in the 2006 quarter.

Operating expenses increased by $0.9 million, or 13%, in the third quarter of fiscal 2006 to $7.9 million from $7.0 million in the third quarter of fiscal 2005. During the third quarter of fiscal 2006, the operating expense increases were driven primarily by the investment in two growth initiatives, a market presence in China and development of the pharmaceutical business. The Company believes these investments will result in increased revenues in future periods. In addition, operating expenses increased by $0.2 million as a result of stock-based compensation recorded under FASB No. 123(R). The Company anticipates lower research and development expenses in the next fiscal year.

Other income for the third quarter of fiscal 2006 was $117,000 compared to other expense of $140,000 for the same period in fiscal 2005. Retirement of the Company’s debt in the first half of fiscal 2006 reduced its interest expense by $41,000 compared to the corresponding quarter of fiscal 2005. A favorable change in foreign currency exchange rates contributed to a $137,000 gain on foreign exchange versus a loss of $106,000 in the third quarter of fiscal 2005.

The Company reported net earnings of $359,000, or $0.07 per diluted share, in the fiscal 2006 third quarter, a decrease from the $2.6 million of net earnings, or $0.51 per diluted share, in the corresponding quarter of fiscal 2005. Income was adversely affected by the lower sales volume and lower gross margins for the period, as well as higher operating expenses as the Company pursued its growth initiatives.

For the nine months ended June 30, 2006 and 2005

New orders received during the first nine months of fiscal 2006 totaled $68.2 million, an increase of 12% from $60.7 million for the corresponding period in fiscal 2005. Automated inspection system orders were up 24% and totaled $27.2 million for the nine-month period, process system orders were up 12% and totaled $26.8 million, while parts and service orders declined 5% in 2006 versus the first nine months of fiscal 2005.

Net sales were $60.7 million for the nine months ended June 30, 2006, an increase of 3% from $58.8 million reported for the corresponding period last year. International net sales for the first nine months of fiscal 2006 were $30.4 million, or 50% of net sales, compared to $29.0 million, or 49% of net sales, for the corresponding period in fiscal 2005. Automated inspection system shipments of $20.6 million were 3% higher and process system shipments of $25.8 million were 7% higher in first three quarters of fiscal 2006 compared to the first three quarters the prior year. Parts and service decreased 6% for the nine-month period ended June 30, 2006, declining to $13.7 million in fiscal 2006 from $14.6 million in fiscal 2005.

Gross profit for the three quarters ended June 30, 2006 was $23.0 million compared to $23.3 million in the corresponding quarters the prior fiscal year, a decrease of 1%. The gross margin percentage decreased to 37.9% in the first three quarters of fiscal 2006 from 39.6% in the first three quarters of fiscal 2005 due, in part, to increased factory overhead spending related in large part to the consolidation of facilities in Walla Walla and increased inventory charges.

Operating expenses increased by $3.5 million, or 18%, in the first nine months of fiscal 2006 to $23.6 million from $20.1 million in the first nine months of fiscal 2005. During the first three quarters of fiscal 2006, the increase in operating expenses was driven primarily by the investment in two growth initiatives, a market presence in China and development of the pharmaceutical business, as well as the addition of senior and middle management talent to support the strategic growth initiatives. The Company believes these investments will result in increased revenues in future periods. In addition, operating expenses increased by $0.6 million as a result of stock-based compensation expense recorded under FASB No. 123(R).

Other income for the first nine months of fiscal 2006 was $178,000 compared to other expense of $86,000 for the same period in fiscal 2005. Retirement of the Company’s debt reduced its interest expense, and the Company incurred lower losses from its investment in a joint venture during the first nine months of 2006. The first quarter of 2005 included the receipt of $500,000 from the settlement of a dispute with a licensee over a license agreement.

The Company reported a net loss of $212,000, or $0.04 per diluted share, in the first nine months of fiscal 2006, compared to the net profit of $2.3 million, or $0.44 per diluted share, experienced during the same period the prior year. The reduction in the gross margin percentage yielded fewer gross margin dollars despite the 4% increase in revenues. Higher operating expenses of $3.5 million due to spending on growth initiatives contributed to the $2.4 million reduction in net income.

Liquidity and Capital Resources

For the nine months ended June 30, 2006, net cash increased by $0.2 million, increasing from $13.2 million on September 30, 2005 to $13.4 million on June 30, 2006. The Company generated $3.3 million in cash due to the Company’s operating activities, but the Company consumed $1.2 million in investing activities and $1.8 million in financing activities.

For the first nine months of fiscal 2006, net cash provided by operating activities totaled $3.3 million. The positive cash effect of $2.2 million from non-cash expenses, such as depreciation and amortization, an increase in customer deposits of $2.1 million, and increased accounts payable of $1.8 million was offset by an increase in inventory of $1.9 million and a decrease of $0.8 million in accrued liabilities.

Net cash used in investing activities was $1.2 million for the nine-month period ended June 30, 2006 and $1.6 million for the similar time period ending June 30, 2005. Cash used for investment purposes was for the acquisition of property, plant and equipment during the first nine months of fiscal 2006. In the first nine months of fiscal 2005, the Company expended $0.6 million for the acquisition of property, plant and equipment and $1.1 million for the acquisition of a subsidiary company. The Company did not have any major commitments for capital equipment at June 30, 2006 nor at the same time the prior year.

Net cash used in financing activities during the nine-month period ended June 30, 2006 totaled $1.8 million, while net cash used in financing activities totaled $0.6 million for the same time period in 2005. During the first nine months of fiscal 2006, the Company made repayments of long-term debt which decreased its cash balance by $2.3 million. This was partially offset by the excess tax benefit from stock-based payment arrangements of $0.3 million and proceeds from the issuance of common stock of $0.2 million. In the first nine months of fiscal 2005, debt repayment of $0.9 million and redemption of warrants of $0.2 was partially offset by proceeds from the issuance of common stock of $0.5 million.

Subsequent to the end of the period, in July 2006, the Company obtained a new domestic credit facility. The facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit. The credit facility matures on June 30, 2008. The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum. At June 30, 2006, the interest rate would have been 6.0%. The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets. The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and minimum profitability. The credit facility also restricts the payment of dividends, mergers and acquisitions, incurrence of additional indebtedness, capital expenditures, and lease expenditures without the prior consent of the Lender. The Company had no borrowings outstanding under the new credit facility at its inception.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.2 million and includes an operating line of the lesser of $1.9 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.3 million. The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At June 30, 2006, the interest rate was 5.25%. At June 30, 2006, the

Company had no borrowings under this facility and had received bank guarantees of $1.8 million under the bank guarantee facility. The credit facility allows overages on the bank guarantee facility. Any overages reduce the available borrowings from the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on June 30, 2006 are as follows:

	Payments due by period (in Thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years

Capital lease obligations	2	2	-	-	-
Operating leases	13,705	1,470	2,037	1,738	8,460
Total contractual cash obligations	$13,707	$1,472	$2,037	$1,738	$8,460

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term. At June 30, 2006, the Company had standby letters of credit totaling $2.3 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Future Accounting Changes

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Interpretation No. 48 clarifies FASB Statement 109, Accounting for Income Taxes, to indicate criteria that an individual tax position would have to meet for some or all of the tax benefit of that position to be recognized in an entity’s financial statements. The Interpretation also clarifies the accounting classification of liabilities related to differences in tax return positions and financial statement measurements; accounting for interest and penalties related to income taxes; and requires additional disclosures. This Interpretation is effective October 1, 2007. The Company is currently assessing, but has not yet determined, the effect of Interpretation No. 48 on its financial position, results of operations, and cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At June 30, 2006, the Company was not a party to any currency hedging transaction. As of June 30, 2006, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $276,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

During the nine-month period ended June 30, 2006, the Euro gained a net of 6% in value against the U.S. dollar, ranging between a 6% gain and a 2% loss for the period. The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of $123,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. into U.S. dollars, and, to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty. Ltd. and Freshline Machines Pty. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange gains of $76,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables, and cash carried on the balance sheet of the European, Australian and Mexican operations.

The U.S. dollar weakened during the nine-month period and the U.S. dollar is still in a relatively weak position on the world markets. A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. On the other hand, materials or components imported into the U.S. may be more expensive. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales. The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

During the nine-month period ended June 30, 2006, the interest rate on the Company’s European variable rate credit facility varied from 4.75% and 5.25%. At June 30, 2006, the rate was 5.25% on its European credit facility. As of June 30, 2006, management estimates that a 100 basis point change in the interest rate on its European credit facility would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate facility.

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f), as of June 30, 2006 and this assessment identified the following control deficiencies that in the aggregate constitute a material weakness in the Company's internal control over financial reporting:

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Because of the material weakness described in the preceding paragraphs, management believes that, as of June 30, 2006, the Company's internal control over financial reporting was not effective based on those criteria.

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

Additional Personnel. The Company has hired additional qualified finance and accounting staff with significant depth and expertise to supplement existing personnel, and has hired a permanent corporate controller whose employment will begin in the Company’s fourth quarter of fiscal 2006.

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

Changes in Control Over Financial Reporting

During the third quarter of fiscal 2006, the Company took or initiated the following actions to strengthen its internal controls. The Company has hired a permanent corporate controller whose employment will begin in the Company’s fourth quarter of fiscal 2006. The Company has reassigned accounting personnel, realigned job duties and responsibilities, and made efforts to streamline and simplify processes. It has also added additional oversight in some functions and increased account reviews and reconciliations. Additionally, the Company prepared concurrent documentation on the application of generally accepted accounting principles for non-recurring transactions, including internal reviews and approval of the application of accounting principles in these instances. The Company has placed continued emphasis on reconciliation procedures related to the monthly closing process, and continued to evaluate controls related to accounts payable cut-off procedures and accounting estimates. The Company plans to take further remediation steps during the fourth quarter of fiscal 2006 to confirm that effective controls are in place and continue to operate as designed.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: August 11, 2006	By /s/ Thomas C. Madsen
Thomas C. Madsen
Chairman of the Board
(Acting as Principal Executive Officer)

Date: August 11, 2006	By /s/ Ronald W. Burgess
Ronald W. Burgess
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2006

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