Form 10-K
period 2006-09-30
KEY TECHNOLOGY INC
filed 2006-12-13
CIK 906193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-21820

KEY TECHNOLOGY, INC.

(Exact name of Registrant as specified in its charter)

Oregon	93-0822509
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Avery Street Walla Walla, Washington	99362
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (509) 529-2161

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s common stock held by non-affiliates on March 31, 2006 (based on the last sale price of such shares) was approximately $54,260,765.

There were 5,405,077 shares of the Registrant’s common stock outstanding on December 1, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of Registrant’s Proxy Statement dated on or about January 5, 2007 prepared in connection with the Annual Meeting of Shareholders to be held on February 7, 2007 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.

2006 FORM 10-K

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

Forward-looking statements are subject to a number of risks and uncertainties. The Company cautions investors not to place undue reliance on its forward-looking statements, which speak only as to the date on which they are made. Key’s actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:

•	adverse economic conditions, particularly in the food processing industry, either globally or regionally, may adversely affect the Company’s revenues;

•	competition and advances in technology may adversely affect sales and prices;

•	failure of the Company’s new products to compete successfully in either existing or new markets;

•	the limited availability and possible cost fluctuations of materials used in the Company’s products could adversely affect the Company’s gross profits;

•	the inability of the Company to protect its intellectual property, especially as the Company expands geographically, may adversely affect the Company’s competitive advantage; and

•	intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company by third parties may adversely affect the Company’s results of operations and its customer relations.

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

The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality. These systems integrate electro-optical automated inspection and sorting systems with process systems that include specialized conveying and preparation equipment. The Company provides parts and service for each of its product lines to customers throughout the world.

Sales for the year ended September 30, 2006 were $84.8 million compared with $80.3 million for fiscal 2005. The Company reported a net loss for fiscal 2006 of $793,000, or $0.15 per diluted share, compared with net earnings of $2.7 million, or $0.52 per diluted share, for fiscal 2005. Export and international sales for the fiscal years ended September 30, 2006, 2005 and 2004 accounted for 51%, 52% and 44% of net sales in each such year, respectively.

Industry Background

Food Processing Industry

The Company’s primary market is the food processing industry. Food processors must process large quantities of raw product through different stages, including sorting to remove foreign material and defective pieces, and inspection for product quality and safety. The frequency and severity of defects in the raw product is highly variable depending upon local factors affecting crops. Historically, defect removal and quality control in the food processing industry have been labor intensive and dependent upon and limited by the variability of the work force. The industry has sought to replace manual methods with automated systems that achieve higher yield, improve product quality and safety, and reduce costs.

The Company’s strategy is to solve processing industry problems of high labor costs, inadequate yields and inconsistent quality and safety by providing automated inspection systems and process systems. The Company’s process automation systems use advanced optical inspection technology to improve product yield (more of the good product recovered) and quality (higher percentage of defective product and foreign material removed) over the manual sorting and defect removal methods historically used by food processors. In more developed markets, such as those in North America and Western Europe, the substitution of automated inspection for manual inspection is well underway. However, processors in these areas remain keenly interested in process yield and product quality improvements.

The largest markets for the Company’s products have been processors of potatoes, vegetables, fruit and snack foods. The Company believes many additional applications for its systems exist in both food and non-food markets.

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

The Company’s products are used in the fruit and vegetable processing market where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable markets for the Company are green beans, corn, carrots, peas, onions, apples, pears, cranberries, peaches, pre-prepared, ready-to-eat salads and vegetables, and fresh-cut fruit products.

The global food processing industry has been in a consolidation period and market conditions suggest further consolidation in the future. The Company believes the resulting food processing companies are financially stronger, yet are faced with the need to improve profitability while satisfying external pressures to hold or reduce prices for their own products and provide safer products to the consuming public. Since the Company’s equipment results in higher process yields, improved product quality and safety, as well as reduced processing costs, the Company believes these surviving companies will have increased interest in the Company’s products to satisfy these needs, allowing for expanded sales into the food processing industry in future years. Due to the seasonal nature of the food processing industry, the Company does experience some seasonality of orders and shipments. Orders and shipments to this industry in the Company’s first fiscal quarter of the year tend to be lower than during the Company’s other fiscal quarters. Demand for the Company’s products remained strong during fiscal 2006 due to positive market conditions and new product introductions by the Company.

Non-food Industries – Tobacco, Pharmaceuticals and Nutraceuticals

Processors in non-food industries also implement systems solutions to reduce costs, increase yields, and produce higher quality products. The largest non-food processing market for the Company is the tobacco processing market. The Company’s products provide tobacco companies sorting capability to remove foreign matter from a stream of stripped tobacco.

In fiscal 2006, the pharmaceutical and nutraceutical industries represented a small share of the Company’s sales. However, to further its growth strategy, the Company is actively pursuing expansion into these markets and introduced several new products in fiscal 2005. These new products include the Vantyx™ inspection system – a product developed for inspection of blister-packed solid-dose pharmaceuticals and a softgel inspection system that was developed to address the inspection needs of the pharmaceutical and nutraceutical markets.

Products

The following table sets forth sales by product category for the periods indicated:

	Fiscal Year Ended September 30,
	2006		2005		2004
	(in thousands)
Automated inspection systems	$30,264	36%	$27,284	34%	$31,930	40%
Process systems	34,925	41%	31,853	40%	27,713	34%
Parts and service/contracts	19,651	23%	21,185	26%	20,967	26%

Net sales	$84,840	100%	$80,322	100%	$80,610	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service/contracts.

The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2006	2005	2004
Automated inspection systems	44%	41%	47%
Process systems	30%	28%	22%
Parts and service/contracts	26%	31%	31%

Total gross margin	100%	100%	100%

Upgrades of automated inspection systems are included with automated inspection systems. Prior year amounts have been reclassified to conform to the current year presentation.

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and eliminate defects and foreign materials, most often during processing of raw and semi-finished products. The Company’s product families within this group include the following: ADR® automatic defect removal systems used in the french fry industry; Tobacco Sorter 3TM tobacco sorting systems used in tobacco threshing and primary processing; and the Tegra® and Optyx® sorter families which are used in a wide variety of applications in many industries and markets. All of the Company’s automated inspection systems operate on Key’s advanced G6 electro-optical platform, which features a controller, modular vision engine and high-resolution cameras. The modular design and use of industry-wide connectivity standards ease future upgrades to keep the systems up to date and performing at peak as technology advances.

Nearly all systems in this group use proprietary linear array, charged coupled device (“CCD”) monochromatic, color or multi-spectral cameras. Each of the cameras scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 4,000 times per second and can identify defects as small as 1/64 of an inch (0.35 mm) in diameter. Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product. Systems with color cameras are required when a variety of defect and product colors occur simultaneously or when the difference in shading between the defective and the good product is more subtle. Multi-spectral systems can utilize infrared or ultraviolet technologies, individually or in combination with visible light, to identify defects that may not be detectable by using solely visible light spectra.

Tegra System. Tegra is the Company’s highest capacity optical sorter and provides accurate in-air defect removal. Tegra incorporates object-specific sorting technology that recognizes not only color and size, but also shape. This capability provides a solution to previously difficult sorting problems, such as differentiation between green beans and green bean stems. Tegra, as with all sorters, incorporates KeyWare® software that substantially reduces operational complexity. KeyWare consists of application packs, each specifically designed for a single product category that, together with the system’s computer hardware capability and networking software, support all standard factory control and automation interfaces. These features allow Tegra to establish data connectivity and communication with a processing plant’s computer network system. Certain present and potential applications for Tegra systems include potato products, green beans, dried beans, corn, carrots, peas, spinach and other leafy vegetables, pears, nuts, grains, coffee, recycled commodities such as paper and plastic, and tobacco.

Optyx System. The Optyx family of sorters provide a unique combination of on-belt and in-air sorting. The lower cost Optyx 3000 series has the power and sorting capabilities of a larger sorter in an economical and compact machine. It is ideal for smaller processors and lower volume processing lines which are unable to justify the expense of a larger sorter. In fiscal 2006, the Company introduced the new high-volume Optyx® 6000 Series Sorter with Raptor Laser Technology. The larger Optyx 6000 series sorter provides customers with a mid-size sorting option with greater throughput. Featuring a doublewide platform that uses Key’s G6 engine, Optyx 6000 Raptor detects the smallest defects and foreign material to optimize product quality and maximize food safety at double the throughput. As the first wide-belt laser sorter to maintain the high resolution of the finest narrow-belt laser sorters, it can sort fresh, frozen and dried fruits and vegetables, including frozen potato products, tree nuts, raisins and other food products at production rates of up to 40,000 pounds (~18 metric tons) per hour, depending on the application. Optyx series sorters employ a novel broad-band illumination system and are designed to require minimal maintenance. The Optyx line of sorters has gained strong acceptance in segments of the fruit, vegetable, processed potato, dried fruit and nut, and snack food markets. Additionally, Optyx has been placed in applications inspecting pharmaceuticals, nutraceuticals, plastics, tobacco, and paper.

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

ADR System. The Company’s ADR systems are used to transport, inspect and remove defects from french fries. The Company believes its ADR system is the principal optical inspection and defect removal system used in the french fry processing industry. The Company’s full-capacity ADR systems can process up to 27,000 pounds of product per hour. The most recent version, introduced in fiscal 2006, is ADR®5, a combination of the well-proven conveying and fry alignment system of ADR III with the G6 engine, improved cutting subsystem and LED lighting including infrared. LED lighting provides a high level of output stability, both spectral and intensity, with extremely low maintenance cost. The improved cutting subsystem enables the system to cut excessively long fries to control product length, a function especially valuable for fast-food products. The ADR 5 system is available both as a new system as well as an upgrade to existing ADR II and ADR III installations.

Pharmaceutical and Nutraceutical Inspection Systems. In fiscal 2005, the Company introduced its Vantyx inspection system – a product developed for inspection of blister-packed solid dose pharmaceuticals. Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules. The pharmaceutical inspection system also verifies and detects color, size, location and shape defects at processing rates of over one million pieces per hour. In addition, the Company has also developed a softgel inspection system that incorporates advanced adaptations of our existing patented high-resolution inspection technology and material handling systems to provide a complete solution to “end-of-line” finishing of softgels for the nutraceutical market.

Upgrades. The Company has a large installed base of inspection and processing systems. This installed base generates potential business for the Company’s upgrade products. In contrast to the acquisition of new inspection and processing systems products, upgrades can provide the customer with a less capital intensive alternative.

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

Process Systems

Conveying and process systems are utilized worldwide throughout processing industries to move and process product within a production plant. The Company’s conveying and process systems include the SmartShaker® vibratory solutions of Iso-Flo® and ImpulseTM branded conveyor systems, Farmco rotary grading systems, the Turbo-Flo® steam blancher, the FortéTM Process Control systems, the Freshline product group, and additional conveying and processing equipment. The functions of these product lines include conveying, transferring, distributing, aligning, feeding, metering, separating and grading, as well as blanching, cooking, pasteurizing, cooling, cleaning and washing. The process systems group includes standard products as well as custom designed equipment.

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

Iso-Flo systems are used in a variety of processing applications, including potato products, vegetables and fruits (green beans, peas, carrots, corn, peaches, pears, cranberries and apples), snack foods, cereals, fresh salads, cheese, poultry, and seafood. Non-food processing applications include nutraceuticals, tobacco, pet food and plastics.

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

Rotary grading systems. The mechanical sizing, sorting, separating, and grading products sold under the Farmco brand name are used in many food processing systems. These rotary sizing and grading technologies optimize yield, increase packaging efficiency, and improve product quality primarily by removing either over or undersized and small irregular-shaped pieces of product from the line or separating product into predetermined size categories. In combination with other Company-provided equipment, these products increase overall line efficiency and systems capability.

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

Forté Control Systems. The Company’s primary offering in the area of process control for processing systems, Forté, provides a foundation for a wide range of control options for processing lines, from simple on/off commands to data logging and recipe entry. This product is an add-on to the Company’s primary equipment lines.

Freshline products. In fiscal 2005, the Company acquired Freshline Machines Pty Ltd. (“Freshline”). The Company’s product line addresses the fresh-cut food industry and includes high volume automatic dryers, as well as a range of processing solutions from individual machines to large-scale production lines with automated control systems.

Parts and Service/Contracts

The Company has a large installed base of inspection and processing systems. This installed base generates potential business for the Company’s parts and service products. The Company has made parts and service an area of strategic focus, and realigned its organization to leverage the large installed base and its strong customer support organization.

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

Engineering, Research and Development

At September 30, 2006, the Company’s research and development department had 41 employees who conduct new product research and development and sustaining engineering for released products. The Company’s technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

The Company’s project engineering department had 36 employees engaged in project engineering for custom systems. The project engineering teams are responsible for engineering and designing the details of each custom order. A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

In fiscal 2006, the Company’s research and development expenses, together with engineering expenses not applied to the manufacturing costs of products, were approximately $6.4 million, compared to $5.1 million and $5.8 million in 2005 and 2004, respectively. The ramp up in spending in fiscal 2006 was the result of projects such as the G6, Raptor laser technology, legacy system upgrade products, and ADR 5 which have been released to the market. The expenses in fiscal 2006 also included $273,000 in accrued severance costs related to the reduction in staffing at its Medford, Oregon facility. The reduced expenses in fiscal 2005 reflect the reduction in workforce action taken late in fiscal 2004.

Manufacturing

The Company maintains two domestic manufacturing facilities, one located in Walla Walla, Washington and one in Redmond, Oregon. The Company also has a European manufacturing facility located in The Netherlands. The Company’s current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Finite Element Analysis (FEA), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies. Manufacturing activities include process engineering; fabrication, welding, finishing, and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration. The Company manufactures specific products in the following locations:

Location	Size in Square Feet	Products/Services Produced
Walla Walla, Washington	173,000	Automated Inspection Process Systems Parts and Service
Redmond, Oregon	19,000	Process Systems Parts and Service
Beusichem, The Netherlands	45,000	Process Systems Parts and Service
Beusichem, The Netherlands	18,000	Parts Warehouse Future Manufacturing Expansion
Sydney, Australia	14,500 (1)	Process Systems

(1)	In September 2006, the Company announced plans to close its manufacturing facility in Sydney, Australia and move these manufacturing operations to Walla Walla during the first quarter of fiscal 2007.

The Company manufactures certain of its products to Underwriters Laboratories and United States Department of Agriculture standards. Certain of the Company’s products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards. The Company was recertified to the ISO 9001:2000 standard in 2006.

Certain components and subassemblies included in the Company’s products are obtained from single-source or sole-source suppliers. The Company attempts to ensure that adequate supplies are available to maintain manufacturing schedules. Although the Company seeks to reduce its dependence on sole and limited source suppliers, the partial or complete loss of certain sources of supply could have an adverse effect on the Company’s results of operations and relations with customers. During fiscal 2006 and 2005, the Company experienced higher component costs and reduced margins on certain product lines due to the worldwide shortage of stainless steel.

Environmental

The Company has not received notice of any material violations of environmental laws or regulations in on-going operations at any of its manufacturing locations.

Sales and Marketing

The Company markets its products directly and through independent sales representatives. In North America, the Company operates sales offices in Walla Walla, Washington; Medford, Oregon; Redmond, Oregon; and Santiago de Querétaro, Mexico. The Company’s subsidiary, Key Technology B.V., provides sales and service to European and Middle Eastern and South African customers. The Company’s subsidiary, Key Technology Australia Pty Ltd., provides sales and service to customers primarily in Australia and New Zealand. The Company’s subsidiary Productos Key Mexicana S. de R.L. de C.V. provides sales and service to customers in Mexico, Central and South America. The Company’s subsidiary, Key Technology (Shanghai) Trading Company Ltd., provides sales and service to customers in greater China. The Company supplies products from both product groups - automated inspection systems and process systems - to customers in its primary markets through common sales and distribution channels. In addition, the Company supplies parts and service through its worldwide service organization.

Most exports of products manufactured in the United States for shipment into international markets other than Europe and Australia have been denominated in U.S. dollars. Sales into Europe of systems, spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies, most commonly Euros. Sales into Australia are typically denominated in its local currency. In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company’s products in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws. Additional information regarding export and international sales is set forth in Note 16 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2006.

During fiscal 2006, 2005 and 2004, sales to McCain Foods represented approximately 17%, 16% and 13% of total net sales, respectively. While the Company believes that its relationship with McCain is satisfactory, the loss of this customer could have a material adverse effect on the Company’s revenues and results of operations.

Backlog

The Company’s backlog as of September 30, 2006 and September 30, 2005 was approximately $22.8 million and $16.6 million, respectively. The Company schedules production based on firm customer commitments and forecasted requirements. The Company includes in backlog only those customer orders for which it has accepted purchase orders.

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

Patents and Trademarks

The Company currently holds fifty-three United States patents issued from 1988 through 2006, and seventeen other national patents issued by other countries. The first of these patents expires in calendar 2007, and the Company believes that expiration will not have a significant effect on the Company. As of December 1, 2006, six other national patent applications have been filed and are pending in the United States and other countries and two international or regional applications have been filed that are awaiting the national phase. The Company has thirty-three registered trademarks and twelve pending applications for trademarks.

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

Employees

At September 30, 2006, the Company had 486 full-time employees, including 217 in manufacturing, 77 in engineering, research and development, 125 in marketing, sales and service, and 52 in general administration and finance. A total of 133 employees are located outside the United States. The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products. Of the total employees at September 30, 2006, fifteen were contract employees. None of the Company’s employees in the United States are represented by a labor union. The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union. The Company has never experienced a work stoppage, slowdown or strike.

Available Information

The Company’s annual and quarterly reports and other filings with the United States Securities and Exchange Commission (“SEC”) are made available free of charge through the Investor Relations section of the Company’s website at www.key.net as soon as reasonably practicable after the Company files such material with the SEC. The information on or that can be accessed through the Company’s website is not a part of this Annual Report on Form 10-K.

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

Adverse economic conditions in the food processing industry, either globally or regionally, may adversely affect the Company’s revenues.

The markets the Company serves, particularly the food processing industry, are experiencing variable economic conditions. The U.S. and European markets in the food processing industry are not growing and are experiencing consolidation. Additionally, varying consumer demand, product supply, and plant capacity, most notably in the potato market, could result in reduced or deferred capital equipment purchases for the Company’s product lines. While the Company has reacted to these developments with applications directed to the growing fresh vegetable and fruit industries as well as the pharmaceutical and nutraceutical industries, loss of business, particularly in the potato industry, would have a negative effect on the Company’s sales and net earnings.

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

The limited availability and possible cost fluctuations of materials used in the Company’s products could adversely affect the Company’s business.

Certain of the components, subassemblies and materials for the Company’s products are obtained from single sources or a limited group of suppliers. Although the Company seeks to reduce dependence on sole or limited source suppliers, the partial or complete loss of certain of these sources could have an adverse effect on the Company’s results of operations and customer relationships. In addition, certain basic materials, such as stainless steel, are used extensively in the Company’s product fabrication processes. Such basic materials may also be subject to worldwide shortages or price fluctuations related to the supply of or demand for raw materials, such as nickel, which are used in their production by the Company’s suppliers. A significant increase in the price or decrease in the availability of one or more of these components, subassemblies or basic materials could also adversely affect the Company’s results of operations. The high price of stainless steel worldwide in fiscal 2005 and 2006 resulted in higher component costs and reduced margins on certain product lines.

The inability to protect its intellectual property, especially as the Company expands geographically, may adversely affect the Company’s competitive advantage.

The Company’s competitive position may be affected by its ability to protect its proprietary technology. The Company has obtained certain patents and has filed a number of patent applications. The Company also anticipates filing applications for protection of its future products and technology. There can be no assurance that any such patents will provide meaningful protection for the Company’s product innovations, or that the issuance of a patent will give the Company any material advantage over its competition in connection with any of its products. The Company may experience additional intellectual property risks in international markets where it may lack patent protection. The patent laws of other countries, such as China, may differ from those of the U.S. as to the patentability of the Company’s products and processes. Moreover, the degree of protection afforded by foreign patents may be different from that of U.S. patents.

Intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company by third parties may adversely affect the Company’s results of operations and its customer relations.

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

ITEM 2. PROPERTIES.

The Company owns or leases the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration(1)	173,000	Leased with option to purchase within the lease term	2020	None
Medford, Oregon	Research and development, sales and marketing	16,000	Leased	2007	None
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2007	2008
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2008	2013
Beusichem, The Netherlands	Parts warehouse, future manufacturing expansion	18,000	Owned	n/a	n/a
Sydney, Australia	Manufacturing, sales and marketing, administration(1)	14,500	Leased	2007	None

(1)	In September 2006, the Company announced plans to close its manufacturing facility in Sydney, Australia and move these manufacturing operations to Walla Walla during the first quarter of fiscal 2007.

The Company also has leased office space for sales and service activities in Dingley, Australia, Shanghai, China and Santiago de Querétaro, Mexico.

The Company considers all of its properties suitable for the purposes for which they are used.

ITEM 3.	LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business. As of December 1, 2006, the Company was not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Shares of the Company’s common stock are quoted on the Nasdaq Global Market under the symbol “KTEC”. The following table shows the high and low bid prices per share of the Company’s common stock by quarter for the two most recent fiscal years ending with the month of July 2006 and shows the high and low sales prices per share of the Company’s common stock for August - September 30, 2006:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2006
First Quarter	$15.000	$12.250
Second Quarter	13.175	11.180
Third Quarter	12.860	11.500
Fourth Quarter (July)	13.400	12.050
Fourth Quarter (August – September)	13.330	10.700
Fiscal year ended September 30, 2005
First Quarter	$11.780	$8.520
Second Quarter	10.500	8.970
Third Quarter	11.500	9.250
Fourth Quarter	15.190	10.500

The source of these quotations for the Company’s common stock was the Nasdaq OnlineSM Internet site.

The Company had approximately 1,260 beneficial owners of its common stock, of which 156 are of record, as of December 1, 2006.

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

As announced in September 2006, the Company initiated a stock repurchase program effective November 27, 2006. The Company may purchase up to 500,000 shares of its common stock under the program.

ITEM 6. SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2006 has been derived from the audited consolidated financial statements of the Company. The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.

	Fiscal Year Ended September 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$84,840	$80,322	$80,610	$82,622	$70,234
Cost of sales	53,041	49,145	46,887	48,626	42,352

Gross profit	31,799	31,177	33,723	33,996	27,882
Operating expenses	31,743	27,193	28,295	25,221	23,486
Gain on sale of assets	109	28	5	4	883

Income from operations	165	4,012	5,433	8,779	5,279
Other income (expense)	(980)	(419)	(132)	(327)	(1,733)

Earnings (loss) from continuing operations before income taxes	(815)	3,593	5,301	8,452	3,546
Income tax (benefit) expense	(22)	902	1,617	2,693	1,238

Net earnings (loss) from continuing operations	(793)	2,691	3,684	5,759	2,308
Earnings on discontinued operation (net of tax)	—	—	—	—	39
Change in accounting principle (net of tax) (1)	—	—	—	—	(4,302)

Net earnings (loss)	(793)	2,691	3,684	5,759	(1,955)
Assumed dividends on mandatorily redeemable preferred stock	—	(33)	(69)	(132)	—
Accretion of mandatorily redeemable preferred stock	—	—	—	—	(582)

Net earnings (loss) available to common shareholders	$(793)	$2,658	$3,615	$5,627	$(2,537)

Net earnings (loss) from continuing operations per share
– basic	$(0.15)	$0.53	$0.74	$1.18	$0.36

– diluted	$(0.15)	$0.52	$0.71	$1.15	$0.36

Net earnings (loss) from discontinued operation per share
– basic and diluted	$—	$—	$—	$—	$0.01

Change in accounting principle per share
– basic and diluted	$—	$—	$—	$—	$(0.90)

Earnings (loss) per share
– basic	$(0.15)	$0.53	$0.74	$1.18	$(0.53)

– diluted	$(0.15)	$0.52	$0.71	$1.15	$(0.53)

Cash dividends per share	$—	$—	$—	$—	$—

Shares used in per share calculation
– basic	5,205	5,041	4,909	4,774	4,759

– diluted	5,205	5,219	5,222	4,989	4,759

(1)	The change in accounting principle relates to the Company’s adoption of SFAS No. 142, Goodwill and Other Intangible Assets in fiscal year 2002, and the related impairment of goodwill identified in connection with implementation of this standard.

	September 30,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents and short-term investments	$15,246	$13,181	$8,817	$6,442	$1,707
Working capital	30,057	28,164	20,991	17,226	7,673
Property, plant and equipment, net.	4,275	4,264	5,046	5,503	6,407
Total assets	57,938	57,527	52,514	51,215	49,820
Current portion of long-term debt	1	1,121	1,210	1,066	1,668
Long-term debt, less current portion	—	1,199	2,323	3,249	3,747
Mandatorily redeemable preferred stock and warrants, including current portion	—	—	1,595	1,882	3,467
Shareholders’ equity	41,252	40,471	36,044	30,219	23,602

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems, integrating electro-optical inspection, sorting and process systems.

The Company consists of Key Technology, Inc. which directly owns five subsidiaries: Key Holdings USA LLC; Key Technology Australia Pty Ltd.; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co., Ltd.; and Key Technology AMVC LLC (inactive). Key Holdings USA LLC owns Suplusco Holdings B.V., its European subsidiary, which owns Key Technology B.V. Key Technology Australia Pty Ltd. owns Freshline Machines Pty Ltd. The Company manufactures products in Walla Walla, Washington; Redmond, Oregon; and Beusichem, The Netherlands.

Overview

Sales for the year ended September 30, 2006 were $84.8 million compared with $80.3 million for fiscal 2005. The Company reported a net loss for fiscal 2006 of $793,000, or $0.15 per diluted share, compared with net earnings of $2.7 million, or $0.52 per diluted share, for fiscal 2005. The principle reasons for the decrease in earnings for fiscal 2006 compared to fiscal 2005 were increased spending related to the investment in Symetix and China, as well as the non-recurring costs associated with the closure of the Freshline facility, the reduction in staffing in Medford, Oregon, and the charges related to the write-off of the InspX investment. Export and international sales for the fiscal years ended September 30, 2006, 2005 and 2004 accounted for 51%, 52% and 44% of net sales in each year, respectively. The Company believes there is significant potential for increased sales of its products outside the United States where sorting and inspection equipment is not as widely adopted as in the U.S.

In 2006, the Company again focused its effort on three major initiatives to achieve its long-term revenue growth plan:

•	Expand and grow its participation in the pharmaceutical and nutraceutical market;

•	Strengthen and grow the level of business in China; and

•	Continue to drive growth in the Company’s aftermarket product lines.

The results from 2006 reflected limited revenue progress on these initiatives. Sales in our core businesses accounted for the majority of the increased revenues. The pharmaceutical initiative began in the fourth quarter of 2005 with the formation of the Symetix™ business unit. This business unit was formed to dedicate a team of employees to develop and grow Key’s business in the pharmaceutical and nutraceutical market. Anticipated penetration into this market will extend and advance the Company’s existing patented, high-resolution inspection technology and material handling platforms.

The Company has been successful in selling tobacco sorters in China. Larger opportunities exist there in the food processing business, and the Company invested in China during fiscal 2006 to enhance sales, service and applications support and build upon its established base. In 2006, the Company set up offices and located personnel in-country. The Company expects to expand into the Chinese food processing equipment market in 2007.

The Company also focused on its aftermarket product lines (which include parts/service and upgrades) during 2006. With the introduction of the G6 family of products in 2005, this enhanced vision engine technology provided additional product upgrade opportunities. Upgrades are an important aspect of the aftermarket product lines, and the new modular G6 product family, which provides advanced image processing capability, has been well received by the Company’s current customers. However, aftermarket sales (including upgrades which are classified in automated inspection systems) declined in fiscal 2006 from fiscal 2005 by 4% due to both the timing of scheduled upgrade installations and a decline in parts sales. The Company believes a 57% increase in upgrade orders in fiscal 2006 over fiscal 2005 and the strong backlog at the end of fiscal 2006 bode well for fiscal 2007 performance in the aftermarket business.

The Company acquired Freshline Machines Pty Ltd. in early 2005 as the platform to launch its entry into the fresh-cut market. In the fourth quarter of fiscal 2006, management announced plans to close the Freshline manufacturing and engineering operations in Sydney, Australia and integrate them into existing operations in Walla Walla, Washington. The Company will maintain its sales and service offices in Sydney and Dingley, Australia for the full line of the Company’s products in that market. Estimated annualized cost saving as a result of closing the Company’s manufacturing operations in Australia are expected to be approximately $0.6 million, although the full effect of the savings are not expected to be realized in fiscal 2007. The fresh-cut market is an important growth segment of the food industry, and the Company is well positioned as this market adopts more automated processing technology.

The Company’s growth plan for 2007 is to continue to build upon the direction and solid revenue base the Company developed during 2006. The focus for the coming year is to reduce operating expenses while continuing to grow sales in the Company’s core markets, begin to book a sustainable level of business in the pharmaceutical and nutraceutical markets, increase revenues in China from non-tobacco sources and continue to build on the successes in the aftermarket business.

In the fourth quarter of fiscal 2006, the Company announced cost reduction plans at its Freshline operations discussed above and plans to reduce costs further by consolidating the majority of its Medford, Oregon operations into its Walla Walla headquarters. The Medford operation has been part of the Company since July 2000 when Advanced Machine Vision Corporation was acquired. The manufacturing activities of the business were relocated to Walla Walla at the time of acquisition, but since then the Company maintained a sales, service and engineering operation in Medford. Following the consolidation, a small number of aftermarket and service personnel will remain in Medford. With these changes, our domestic research and development activities will be consolidated, providing greater efficiencies and lower costs. The Company anticipates the future benefit of relocating Medford operations at approximately $0.9 million per year, although the full annual effect is not expected in fiscal 2007.

In September 2006, the Company announced it had agreed in principle to sell its 50% interest in InspX to that entity for a combination of cash and secured notes. Subsequent to September 30, 2006, the Company determined that this agreement was neither likely to be finalized in the short-term, nor on terms as favorable to the Company. Given the joint venture’s continued operating losses, financial condition, and cash flows, and the Company’s inability to sell its interest at favorable terms, the Company recorded an impairment charge for 100% of its remaining $865,000 investment in the joint venture. Results for the fiscal year include this write-off of $0.9 million as well as $0.4 million of the Company’s share of InspX losses during fiscal 2006. As a result, the Company’s fiscal 2007 results are not expected to be affected by unfavorable InspX results.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced few sales returns. If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales. In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At September 30, 2006, the Company had deferred $1.5 million of revenue compared to $1.3 million deferred at September 30, 2005.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform

Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of September 30, 2006, the balance sheet included allowances for doubtful accounts of $461,000. Actual charges to the allowance for doubtful accounts for fiscal 2006 and 2005 were $83,000 and $79,000, respectively. Accruals for bad debt expense for fiscal 2006 and 2005 were $29,000 and ($43,000), respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Provisions for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At September 30, 2006, cumulative inventory adjustments to lower of cost or market totaled $2.2 million compared to $2.8 million as of September 30, 2005. Amounts charged to expense for fiscal 2006 and 2005 were $1.6 million and $728,000, respectively. Actual charges to the reserve were $2.3 million and $863,000 for fiscal 2006 and 2005, respectively. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments in joint ventures, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of September 30, 2006, the Company held $11.7 million of property, plant and equipment, investments in joint ventures, goodwill and other intangible assets, net of depreciation and amortization. At September 30, 2006, the Company had an impairment charge of $865,000 to fully reserve for its investment in the InspX joint venture. There were no other changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and five years, depending upon the product and contractual terms of sale. The majority of product warranties are for periods between one and two years. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of September 30, 2006, the balance sheet included warranty reserves of $1.0 million, while $2.0 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $1.2 million as of September 30, 2005 and warranty charges of $1.8 million for the fiscal year then ended. If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. At September 30, 2006, the Company had valuation reserves of a net $58,000 for combined U.S. and Australian deferred tax assets and liabilities due to the planned closure of operations of Freshline Machines Pty Ltd. and $397,000 of valuation reserves for deferred tax assets related to the investment in, and valuation reserve for, the InspX joint venture. There were no other valuation allowances at September 30, 2006 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2006 and 2005, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In October 2004, the American Jobs Creation Act of 2004 was enacted. This legislation phases out the Extra Territorial Income Exclusion (“ETI”) beginning January 1, 2005 through December 31, 2006. The ETI exclusion reduced the Company’s effective tax rate by 14.3%, 5.4% and 2.8% in 2006, 2005 and 2004, respectively. The legislation also provides for a new deduction for manufacturing income, which phases in beginning in the Company’s 2006 fiscal year through 2010. The Company anticipates that this deduction will largely, if not completely, offset the loss of the ETI exclusion. However, the effects in individual fiscal years during the phase-in periods may vary and increase the Company’s effective tax rate during these periods. For fiscal 2006, the Company did not receive a tax deduction for the new deduction for manufacturing income.

Adoption of FASB Statement No. 123(R) – Share-Based Payment

Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior to the adoption of Statement 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement No. 123, “Accounting for Stock-Based Compensation.” In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the effect of Statement 123(R). The adoption of Statement 123(R) had the following effect on the Company’s results:

Fiscal year ended September 30, 2006
Cost of goods sold	$100
Operating expenses	800

Total share-based compensation expense	900
Income tax benefit	260
Net loss	(640)
Net loss per share:
- basic and diluted	$(0.12)

Approximately $10,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2006.

Upon adoption of Statement 123(R), the $2.1 million increase in common stock and the offsetting amount in deferred stock-based compensation, that are both reflected in shareholders’ equity at September 30, 2005, have been reversed as required by Statement 123(R). The net effect has no change in total shareholders’ equity. Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. This change had no effect on the cash flow statement for fiscal 2006.

At September 30, 2006, the Company had two stock-based compensation plans, which are shareholder-approved. The Company has also awarded shares to non-employees. The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards. As of September 30, 2006, the total unrecognized compensation cost related to these plans was $1.2 million and was comprised of: $97,000 related to stock options granted under the Stock Incentive Plan that is expected to be recognized over a weighted-average period of ten months, $575,000 related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.6 years, $513,000 related to performance-based stock awards that is expected to be recognized over a period of 1.5 years, and $9,000 related to non-employee service-based stock awards that is expected to be recognized over a period of eight months. The aggregate cost of the recognition of the previously unrecognized compensation cost over the next year is expected to average approximately $231,000 per quarter.

Summary of Financial Information

	Fiscal Year Ended September 30,
	2006	2005	Change $	Change %
	(in thousands)
Statement of Operations Data
Orders (unaudited)	$90,500	$83,716	$6,784	8.1

Net sales	84,840	80,322	4,518	5.6
Gross profit	31,799	31,177	622	2.0

Research and development	6,444	5,134	1,310	25.5
Sales and marketing	14,784	12,639	2,145	17.0
General and administrative	9,185	8,087	1,098	13.6
Amortization	1,330	1,333	(3)	-0.2

Total operating expense	31,743	27,193	4,550	16.7

Gain on sale of assets	109	28	81	N/A

Income from operations	165	4,012	(3,847)	-95.9

Other income and expense	(980)	(419)	(561)	133.9

Income tax expense (benefit)	(22)	902	(924)	-102.4

Net income (loss)	(793)	2,691	(3,484)	-129.5

Balance Sheet Data
Cash and cash equivalents	15,246	13,181	2,065	15.7
Accounts receivable	10,381	10,828	(447)	-4.1
Inventories	16,035	14,860	1,175	7.9
Long-term debt	—	1,199	(1,199)	-100.0

Results of Operations

Fiscal 2006 compared to Fiscal 2005

Orders increased by $6.8 million to $90.5 million in fiscal 2006, an 8.1% increase over the $83.7 million in new orders received in fiscal 2005. Backlog at September 30, 2006 increased to $22.8 million, compared to the $16.6 million reported at the end of fiscal 2005. The order mix for the year improved over fiscal 2005, with the Company’s higher margin automated inspection systems orders increasing to almost 40% of order volume compared to 35% in the prior period due in large part to an almost 57% increase in upgrade orders and a 39% increase in Tegra orders.

Net sales for the year ended September 30, 2006 were $84.8 million, a 5.6% increase over the $80.3 million reported for fiscal 2005. The Company ended the year strongly with a record fourth quarter of $24.2 million in sales, a 12.1% increase over the corresponding period in fiscal 2005.

Sales in the Company’s automated inspection systems product line increased by 8.6% to $30.3 million in fiscal 2006, accounting for 36% of total revenues, compared to $27.9 million in fiscal 2005, and 34% of revenues. The most significant increase was in tobacco sorters due to a shipment to China which was delayed from fiscal 2005 into the first quarter of fiscal 2006. Process systems sales in fiscal 2006 were $34.9 million, a 9.6% increase over the $31.9 million reported for fiscal 2005, and increased to 41% of total revenue in fiscal 2006 compared to 40% in fiscal 2005. Shipments of process systems in fiscal 2006 from Walla Walla and The Netherlands increased by 6% and 28% respectively, while the much smaller Farmco and Freshline units both showed decreased sales volume. Parts and service sales decreased by 7.2% to $19.7 million in fiscal 2006, compared to the $21.2 million reported for fiscal 2005, representing 23% and 26% respectively of total revenues.

Gross profits increased to $31.8 million for fiscal 2006 compared to $31.2 million in fiscal 2005, or 37.5% and 38.8% of sales, respectively. The principle drivers for the reduction in gross profit percentage were increased inventory reserves, including reserves related to the Freshline facility closure, raw material cost increases driven by stainless steel pricing, and costs associated with the consolidation of the Company’s Walla Walla facilities early in fiscal 2006.

Research and development spending increased to $6.4 million and 7.6% of sales in fiscal 2006 from $5.1 million and 6.4% of sales in fiscal 2005. The increase was driven largely by increased spending for development of the Raptor 6000 upgrade and products for the nutraceutical market. In addition, $273,000 was charged to research and development during the fourth quarter related to the reduction in staffing in the Company’s Medford, Oregon facility.

Sales and marketing spending in fiscal 2006 was $14.8 million and 17.4% of sales, a significant increase from $12.6 million and 15.7% of sales for 2005. The primary drivers for the increase were the investment in the Company’s China office and related sales initiative, as well as the investment in Symetix, the Company’s initiative in the pharmaceutical and nutraceutical industry.

General and administrative spending in fiscal 2006 was $9.2 million and 10.8% of sales for the year, compared to $8.1 million and 10.1% of sales for fiscal 2005. This increase was due to FAS 123R costs, contract and professional service costs, and recruiting and relocation costs.

Other income and (expense) was ($980,000) for fiscal 2006 compared to ($419,000) for fiscal 2005. During fiscal 2006, the Company booked a charge of $865,000 related to the write-off of it’s investment in InspX, its joint venture with Peco LLC. During the year, the Company’s share of InspX performance was a loss of $389,000 compared to a loss in fiscal 2005 of $659,000. Interest income increased to $391,000 in fiscal 2006 from the $229,000 reported for fiscal 2005.

The effective tax rate for the Company was (2.7%) in fiscal 2006 compared to 25.1% in fiscal 2005. The most significant factors affecting the rate in fiscal 2006 was the reduction in the value of deferred tax assets related to InpsX and Freshline. Other items, such as permanent differences arising from extra-territorial income exclusions, research and development tax credits and other permanent differences, caused the effective tax rate to vary from the 34% statutory rate.

The net loss from continuing operations in fiscal 2006 was $793,000, or $0.15 per diluted share, compared to net earnings of $2.7 million, or $0.52 per diluted share in fiscal 2005. The principal reasons for the decrease in earnings for fiscal 2006 compared to fiscal 2005 were increased spending related to the investment in strategic initiatives in the pharmaceutical and nutraceutical market and in China, as well as the increased costs associated with the closure of the Freshline facility, the reduction in staffing in Medford, Oregon, and the charges related to the write-off of the InspX investment.

Fiscal 2005 compared to Fiscal 2004

Orders increased by $11.1 million to $83.7 million in fiscal 2005, a 15% increase over $72.6 million in new orders received in fiscal 2004. The increased orders resulted in a $3.8 million increase in the Company’s backlog to $16.6 million at September 30, 2005 from $12.7 million at September 30, 2004. Orders were much stronger in the second half of fiscal 2005 versus the second half of fiscal 2004, totaling $42.7 million in the last six months of fiscal 2005 versus $34.8 million for the same period the prior year, an increase of 22%.

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

Sales in the Company’s automated inspection systems product line declined to $27.9 million in fiscal 2005, accounting for 34% of revenues, from $31.9 million in fiscal 2004, accounting for 40% of revenues. Shipments of Tegra experienced a 59% decrease as a result of a cyclical decline in the domestic processed vegetable market, the major market for this product. This was partially offset by the increase in upgrade shipments. An order for tobacco sorters to be delivered to China did not ship prior to year-end, further affecting the decrease in the automated inspection business. The reduction in automated inspection system sales was offset by increases in process system sales and parts and service/contracts sales. Process systems increased to $31.9 million and 40% of net sales in fiscal 2005 from $27.7 million and 34% of net sales in fiscal 2004. Shipments were up in fiscal 2005 across all products within the process systems product line and benefited from the acquisition of Freshline Machines Pty Ltd. in fiscal 2005. Parts and service/contracts sales of $21.2 million in fiscal 2005 increased slightly from $21.0 million in fiscal 2004. Sales in the parts and service/contract area accounted for 26% of sales volumes in both years.

Gross profits decreased in fiscal 2005 due primarily to the mix of products sold during the year. Process systems, which carry the lowest gross margins, increased in percent of total sales from 34% to 40% as noted above. The automated inspection systems product line, which carries a higher gross margin as a percentage of sales, saw its share of revenues drop from 40% of net sales to 34%. This change in mix between product lines caused gross margin dollars to drop to $31.2 million in fiscal 2005 from $33.7 million the prior year. The gross margin percentage decreased to 38.8% in fiscal 2005 from 41.8% in fiscal 2004 reflecting the product mix change. The gross margin was also adversely affected in the fourth quarter by a $325,000 charge to fully accrue for a product performance issue, which ultimately resulted in a sales concession to a customer.

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

Sales and marketing expenses decreased slightly from the prior year. Sales and marketing expenses in fiscal 2005 were $12.6 million compared to $13.5 million in fiscal 2004. Sales and marketing expenses decreased as a percentage of net sales to 15.7% in fiscal 2005 from 16.8% in fiscal 2004. Expenditures in the second half of fiscal 2005 increased as expenses were incurred related to the initiatives to grow the aftermarket business and to increase the Company’s presence in China.

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

Other income and expense increased from $132,000 of expense in fiscal 2004 to $419,000 of expense in fiscal 2005. Interest income was higher by $115,000 in fiscal 2005, while interest expense decreased to $179,000 in fiscal 2005 from $204,000 in fiscal 2004 due to lower borrowings, offset slightly by higher interest rates in 2005. Subsequent to the end of fiscal 2005, the Company’s U.S. term debt aggregating $1.6 million was paid from cash on-hand. In 2004, the Company entered into an agreement with Peco LLC to form InspX LLC, a 50-50 joint venture. The financial results of the joint venture resulted in a $0.7 million charge to other expense in 2005, including costs for amortization of patents. In November 2004, the Company received a one-time settlement of $500,000 related to the resolution of a dispute with a licensee over a breach of the licensing agreement which was included in other income in fiscal 2005.

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

Liquidity and Capital Resources

Fiscal 2006

For fiscal year 2006, net cash increased by $2.1 million to $15.2 million on September 30, 2006. The Company generated $5.5 million in cash from operating activities and consumed $1.4 million in investing activities and $2.0 million in financing activities.

The net cash provided by operating activities during fiscal 2006 of $5.5 million included a net loss for the year which reduced cash by $0.8 million. This net loss included the non-cash loss of $1.3 million from the Company’s joint venture equity interest in InspX and non-cash expenses for depreciation and amortization of $1.6 million and $1.3 million respectively. Higher business levels at the end of 2006 versus 2005 reflected by the increased order backlog resulted in increased payables and liabilities, as well as higher inventory levels. These increases included higher accounts payable, $1.7 million, higher customer deposits on orders in process, $2.2 million, and higher inventories, $1.0 million. All other operating activities resulted in a use of cash in fiscal 2006 of $0.8 million.

Cash used in investing activities was for machinery and equipment purchases during fiscal 2006 and amounted to $1.4 million for the fiscal year. Cash used in investing activities in fiscal 2005 of $2.0 million was slightly higher than fiscal 2006 and included the Freshline acquisition in early fiscal 2005 of $1.1 million.

Cash used in financing activities totaled $2.0 million in fiscal 2006. During the fiscal year, the Company used cash to payoff both the current and long term portion of debt in the amount of $2.3 million. Borrowings at September 30, 2005 consisted of a term loan with a balance of $1.6 million, notes payable totaling $0.5 million and capital leases totaling $0.2 million. At the end of fiscal 2006, the Company had no long term debt outstanding. These applications of cash were partially offset by the receipt of $0.3 million due to the issuance of common stock pursuant to the exercise of stock options.

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit. The credit facility matures on June 30, 2008. The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum. At September 30, 2006, the interest rate would have been 6.5%. The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets. The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and minimum profitability. The credit facility also restricts the payment of dividends, mergers and acquisitions, incurrence of additional indebtedness, transactions, including purchases and retirements, in its own common stock, and places limitations on capital expenditures and lease expenditures, without the prior consent of the Lender. At September 30, 2006, the Company had no borrowings outstanding under the credit facility and $530,000 in standby letters of credit. At September 30, 2006, the Company was not in compliance with its covenant related to minimum profitability. The bank has waived non-compliance with this covenant.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.2 million and includes an operating line of the lesser of $1.9 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.3 million. The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At September 30, 2006, the interest rate was 5.75%. At September 30, 2006, the Company had no borrowings under this facility and had received bank guarantees of $855,000 under the bank guarantee facility. The credit facility allows overages on the bank guarantee facility. Any overages reduce the available borrowings from the operating line.

The Company anticipates that the ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund the Company’s operating needs for at least the next twelve months. Cash provided by operating activities was $5.5 million, $7.6 million and $5.1 million in each of the last three years, respectively. This operating cash flow has allowed the Company to fund capital asset purchases, eliminate the long-term debt outstanding and redeem the preferred stock and associated warrants. The Company anticipates that its cash needs will continued to be met from cash from operations as it embarks on its initiatives to grow the pharmaceutical, nutraceutical and aftermarket businesses, and expand its operation in China. The Company had no material commitments for capital expenditures at September 30, 2006.

Prior Years - Fiscal 2005 and 2004

Net cash increased $4.4 million during fiscal year 2005, increasing from $8.8 million on September 30, 2004 to $13.2 million on September 30, 2005. Net cash provided by operating activities during fiscal 2005 was $7.6 million. Net income generated $2.7 million and non-cash expenses for depreciation and amortization provided $1.8 million and $1.3 million respectively. Net income also included the non-cash loss impact of the Company’s equity interest in InspX’s of $0.7 million. Other operating activities was primarily due to changes in working capital relating to increased business activity at the end of fiscal 2005 over fiscal 2004 year-end.

Cash used in investing activities was $2.0 million during fiscal 2005. The acquisition of Freshline Machines Pty Ltd. used $1.1 million in cash and the purchase of machinery and equipment used $1.0 million. The Company acquired $1.8 million in assets related to the Freshline purchase and assumed $0.8 million in liabilities.

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

Net cash increased $2.4 million during fiscal year 2004, increasing from $6.4 million on September 30, 2003 to $8.8 million on September 30, 2004. Net cash provided by operating activities during fiscal 2004 was $5.1 million. Net income generated $3.7 million and non-cash expenses for depreciation and amortization provided $3.2 million. Net income also included the non-cash loss impact of the Company’s equity interest in InspX’s of $0.2 million. Other operating activities used $1.8 million of cash and were primarily a result of lower customer order deposits.

Cash used in investing activities was $3.1 million during fiscal 2004. The investment in the InspX joint venture used $2.1 million in cash and the purchase of machinery and equipment used $1.0 million.

Cash flows provided by financing activities netted $0.3 million in fiscal 2004. Cash was used to pay down long term debt of $1.1 million and to redeem preferred stock and warrants of $0.2 million. Proceeds from the issuance of common stock under the Company’s employee stock option and stock purchase plans during fiscal 2004 were $1.5 million.

Contractual Obligations

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2006 are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Capital lease obligations	1	1	—	—	—
Operating leases	13,315	1,388	1,942	1,751	8,234

Total contractual cash obligations	$13,316	$1,389	$1,942	$1,751	$8,234

At September 30, 2006, the Company had standby letters of credit totaling $1.4 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with “special purpose entities.”

Future Accounting Changes

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential effects of this standard, although we do not expect the adoption of SFAS No. 157 to have a material effect on our financial position, results of operation, or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently assessing, but has not yet determined, the effect of FIN 48 on its financial position, results of operations, and cash flow.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. We do not expect the adoption of SAB No. 108 to have a material effect on our financial position, results of operation, or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Latin America and China, transactions denominated in these currencies may increase. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At September 30, 2006, the Company was not a party to any currency hedging transaction. As of September 30, 2006, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $299,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

During the Company’s fiscal 2006, the Euro gained a net of 5% in value against the U.S. dollar, ranging between a 6% gain and a 2% loss for the period. The effect of these fluctuations on the operations and financial results of the Company were:

•	Translation adjustments of $120,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd. and Freshline Machines Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., and the Peso balance sheet of Productos Key Mexicana.

•	Foreign exchange gains of $86,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, China, and Mexican operations.

The U.S. dollar weakened during the fiscal year and the U.S. dollar is still in a relatively weak position on the world markets. A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. On the other hand, materials or components imported into the U.S. may be more expensive. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales. The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate between minus 150 and plus 175 basis points. At September 30, 2006, the Company had no borrowings which had variable interest rates. During the year then ended, interest rates applicable to its variable rate credit facilities ranged from 4.75% to 6.50%. At September 30, 2006, the rate was 6.50% on its domestic credit facility and 5.75% on its European credit facility. As of September 30, 2006, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate facilities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Key Technology, Inc. as of September 30, 2006 and 2005, and the results of its consolidated operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method effective October 1, 2005.

/s/ Grant Thornton LLP

Seattle, Washington

December 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Key Technology, Inc.

Walla Walla, Washington

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Key Technology, Inc and subsidiaries for the year ended September 30, 2004. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Key Technology, Inc. and subsidiaries for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

December 16, 2004

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND 2005

(In thousands)

	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,246	$13,181
Trade accounts receivable, net	10,381	10,828
Inventories	16,035	14,860
Deferred income taxes	2,145	2,382
Prepaid expenses and other assets	2,294	1,490

Total current assets	46,101	42,741

PROPERTY, PLANT, AND EQUIPMENT, Net	4,275	4,264

DEFERRED INCOME TAXES	160	10

INVESTMENT IN JOINT VENTURE	—	1,254

INTANGIBLES, Net	4,876	6,209

GOODWILL, Net	2,524	2,524

OTHER ASSETS	2	525

TOTAL	$57,938	$57,527

See notes to consolidated financial statements.		(Continued	)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND 2005

(In thousands, except shares)

	2006	2005
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,983	$2,280
Accrued payroll liabilities and commissions	4,400	3,957
Accrued customer support and warranty costs	1,137	1,775
Income tax payable	4	5
Customer purchase plans	393	1,316
Other accrued liabilities	866	1,108
Customers’ deposits	5,260	3,015
Current portion of long-term debt	1	1,121

Total current liabilities	16,044	14,577

LONG-TERM DEBT	—	1,199

DEFERRED INCOME TAXES	46	626

LONG-TERM DEFERRED RENT	596	654

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:
Preferred stock—no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock—no par value; 15,000,000 shares authorized; 5,385,688 and 5,347,784 issued and outstanding at September 30, 2006 and 2005, respectively	14,698	15,301
Deferred stock-based compensation	—	(2,057)
Retained earnings	26,311	27,104
Accumulated other comprehensive income	243	123

Total shareholders’ equity	41,252	40,471

TOTAL	$57,938	$57,527

See notes to consolidated financial statements.		(Concluded	)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE YEARS ENDED SEPTEMBER 30, 2006

(In thousands, except per share data)

	2006	2005	2004
NET SALES	$84,840	$80,322	$80,610
COST OF SALES	53,041	49,145	46,887

Gross profit	31,799	31,177	33,723

OPERATING EXPENSES:
Selling	14,784	12,639	13,514
Research and development	6,444	5,134	5,756
General and administrative	9,185	8,087	7,702
Amortization of intangibles	1,330	1,333	1,323

Total operating expenses	31,743	27,193	28,295

GAIN ON SALE OF ASSETS	109	28	5

INCOME FROM OPERATIONS	165	4,012	5,433

OTHER INCOME (EXPENSE):
Royalty income	17	—	6
Interest income	391	229	114
Interest expense	(36)	(179)	(204)
Equity in earnings (loss) of joint venture	(389)	(659)	(170)
Impairment charge on investment in joint venture	(865)	—	—
Other, net	(98)	190	122

Total other income (expense)—net	(980)	(419)	(132)

Earnings (loss) before income taxes	(815)	3,593	5,301
Income tax expense (benefit)	(22)	902	1,617

Net earnings (loss)	(793)	2,691	3,684
Assumed dividends on mandatorily redeemable preferred stock	—	(33)	(69)

Net earnings (loss) available to common shareholders	$(793)	$2,658	$3,615

EARNINGS (LOSS) PER SHARE—Basic	$(0.15)	$0.53	$0.74

EARNINGS (LOSS) PER SHARE—Diluted	$(0.15)	$0.52	$0.71

SHARES USED IN PER SHARE CALCULATION—Basic	5,205	5,041	4,909

SHARES USED IN PER SHARE CALCULATION—Diluted	5,205	5,219	5,222

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE YEARS ENDED SEPTEMBER 30, 2006

(Dollars in thousands)

	Common Stock		Deferred Stock- Based Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

	Shares	Amount
Balance at September 30, 2003	4,785,961	$9,568	$0	$20,729	$(78)	$30,219
Components of comprehensive income:
Net earnings				3,684		3,684
Comprehensive income—foreign currency translation adjustment, net of tax of $111					216	216

Total comprehensive income						3,900
Tax benefits from share-based payments		300				300
Shares converted from mandatorily redeemable preferred stock	6,524	98				98
Issuance of stock upon exercise of stock options	186,218	1,483				1,483
Issuance of stock for Employee Stock Purchase Plan	3,797	44				44

Balance at September 30, 2004	4,982,500	11,493		24,413	138	36,044
Components of comprehensive income:
Net earnings				2,691		2,691
Comprehensive income—foreign currency translation adjustment, net of tax of $8					(15)	(15)

Total comprehensive income						2,676
Tax benefits from share-based payments		30				30
Shares converted from mandatorily redeemable preferred stock	52
Shares converted from warrants	230	6				6
Reclass expired warrants to equity		127				127
Issuance of stock upon exercise of stock options	191,858	1,481				1,481
Issuance of stock for Employee Stock Purchase Plan	3,644	34				34
Stock grants - employment-based	54,500	751	(751)
Stock grants - performance-based	115,000	1,379	(1,379)
Amortization of deferred stock-based compensation			73			73

Balance at September 30, 2005	5,347,784	15,301	(2,057)	27,104	123	40,471
Components of comprehensive income:
Net loss				(793)		(793)
Comprehensive income—foreign currency translation adjustment, net of tax of $8					120	120

Total comprehensive income						(673)
Tax benefits from share-based payments		262				262
Share based payments		910				910
Issuance of stock upon exercise of stock options	40,412	220				220
Issuance of stock for Employee Stock Purchase Plan	5,765	62				62
Stock grants - employment-based	25,926
Stock grants - performance-based	(34,199)
Reversal of deferred stock compensation on adoption of FASB 123(R)		(2,057)	2,057

Balance at September 30, 2006	5,385,688	14,698		26,311	243	41,252

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED SEPTEMBER 30, 2006

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(793)	$2,691	$3,684
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Equity in (earnings) loss of joint venture	389	659	170
Impairment charge for investment in joint venture	865	—	—
Gain on sale of assets	(109)	(28)	(5)
Foreign currency exchange (gain) loss	(86)	165	(33)
Depreciation and amortization	2,950	3,153	3,176
Share based payments	910	73	—
Tax savings from share-based payments	—	197	133
Deferred income taxes	(218)	235	566
Deferred rent	(65)	(79)	(53)
Bad debt expense	29	(43)	172
Changes in assets and liabilities:
Trade accounts receivable	598	(1,054)	46
Inventories	(995)	(980)	636
Prepaid expenses and other current assets	(468)	613	172
Income taxes receivable	124	(255)	(199)
Accounts payable	1,651	563	(21)
Accrued payroll liabilities and commissions	402	(96)	(802)
Accrued customer support and warranty costs	(649)	495	212
Income taxes payable	(83)	(116)	(166)
Other accrued liabilities	(1,171)	1,151	(383)
Customers’ deposits	2,217	152	(2,335)
Other	35	83	126

Cash provided by operating activities	5,533	7,579	5,096

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint venture	—	—	(2,084)
Proceeds from sale of property	143	28	193
Purchases of property, plant, and equipment	(1,560)	(977)	(1,175)
Acquisition of Freshline Machines, Pty. Ltd., net of cash acquired	—	(1,059)	—

Cash used in investing activities	(1,417)	(2,008)	(3,066)

See notes to consolidated financial statements.	(Continued	)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE YEARS ENDED SEPTEMBER 30, 2006

(In thousands)

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(2,311)	$(1,199)	$(1,073)
Redemption of warrants	—	(185)	(40)
Redemption of mandatorily redeemable preferred stock	—	(1,278)	(150)
Proceeds from issuance of common stock	282	1,512	1,527
Proceeds from exercise of warrants	—	6	—

Cash provided by (used in) financing activities	(2,029)	(1,144)	264

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(22)	(63)	81

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,065	4,364	2,375

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	13,181	8,817	6,442

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,246	$13,181	$8,817

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$61	$178	$208
Cash paid during the year for income taxes	99	850	1,275

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Equipment obtained through capital leases	$—	$—	$245

See notes to consolidated financial statements.	(Concluded	)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED SEPTEMBER 30, 2006

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Technology, Inc. and its wholly-owned subsidiaries (the “Company”) design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment. The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries: Key Technology Holdings USA LLC; Key Technology AMVC LLC; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co. Ltd.; and Key Technology Australia Pty Ltd. Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings USA LLC that includes the accounts of Key Technology B.V. Key Technology Australia Pty Ltd. includes the accounts of Freshline Machines Pty Ltd. All significant intercompany accounts and transactions have been eliminated. The financial statements also include the Company’s investment in InspX LLC, a 50% owned joint venture accounted for by the equity method (See Note 7).

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced little, if any, sales returns. If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales. Upon receipt of an order, the Company generally receives a deposit which is recorded as customers’ deposits. The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral. An allowance for credit losses is provided based upon historical experience and anticipated losses. The Company records revenues net of any taxes, such as sales tax, which are passed through to the customer.

In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.

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

Goodwill and Other Intangibles—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Goodwill is not amortized, but an assessment of potential goodwill impairment is performed by the Company on an annual basis, or sooner, if necessary.

Other intangibles, which consist of patents, developed technologies, trademarks and trade names, and customer related intangible assets, are amortized over the estimated useful lives of the related assets, which are 10 years for the majority of the assets. Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows. Amortization of other intangibles was $1,330,000, $1,333,000 and $1,323,000 for the years ended September 30, 2006, 2005, and 2004, respectively (see Note 3).

Accrued Customer Support and Warranty Costs—The Company provides customer support services consisting of start-up assistance and evaluation and training to its customers. The Company also provides a warranty on its products ranging from ninety days to five years following the date of shipment. The majority of product warranties are for periods between one and two years. Management establishes allowances for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience. The provision of customer support and warranty costs is charged to cost of sales at the point of sale, and it is periodically assessed for adequacy based on changes in these factors.

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2006	2005
Beginning balance	$1,191	$889
Warranty costs incurred	(2,048)	(1,801)
Warranty expense accrued	1,821	2,106
Translation adjustments	15	(3)

Ending balance	$979	$1,191

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

One-Time Termination Costs—In September 2006, the Company announced plans to consolidate a portion of its Medford office and manufacturing operations in Australia to its primary operating facility in Walla Walla. These reductions in its work force will be completed in early calendar year 2007. As a result, the Company expects to incur approximately $479,000 in costs associated with net one time termination benefits including retention bonuses. Of this amount, approximately $372,000 was expensed in fiscal 2006 as part of operating expenses, with the remainder to be expensed primarily in the first quarter of fiscal 2007. As of September 30, 2006, approximately $366,000 in liabilities remained accrued for the amounts expensed in fiscal 2006 that were not paid as of that date. These amounts are expected to be paid primarily in the first quarter of fiscal 2007. In addition, the Company expects to incur approximately $30,000 in relocation costs in the first quarter of fiscal 2007.

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

Financial Instruments—The carrying value of the Company’s cash and cash equivalents, accounts and notes receivable, accounts payable, accrued payroll liabilities and commissions, accrued customer support and warranty costs, and other accrued liabilities approximates their estimated fair values due to the short maturities of those instruments.

Earnings Per Share—Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and service-based stock awards and warrants, and the if-converted method for mandatorily redeemable preferred stock, if the common equivalent shares were not anti-dilutive. If the mandatorily redeemable preferred stock is not anti-dilutive, assumed dividends on these securities is added back into net earnings available to common shareholders for the computation of diluted EPS. The calculation of the basic and diluted EPS from continuing operations is as follows (in thousands except per share data):

	For the year ended September 30, 2006
	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss available to common shareholders	$(793)	5,205	$(0.15)

Effect of dilutive securities:
None	—	—
Diluted EPS:

Net loss available to common shareholders plus assumed conversions	$(793)	5,205	$(0.15)

	For the year ended September 30, 2005
	Earnings	Shares	Per-Share Amount
Net earnings from continuing operations	$2,691
Less: Assumed dividends on mandatorily redeemable preferred stock	(33)

Basic EPS:
Net earnings available to common shareholders	2,658	5,041	$0.53

Effect of dilutive securities:
Common stock options	—	115
Mandatorily redeemable preferred stock	33	63

Diluted EPS:
Income available to common shareholders plus assumed conversions	$2,691	5,219	$0.52

	For the year ended September 30, 2004
	Earnings	Shares	Per-Share Amount
Net earnings from continuing operations	$3,684
Less: Assumed dividends on mandatorily redeemable preferred stock	(69)

Basic EPS:
Net earnings available to common shareholders	3,615	4,909	$0.74

Effect of dilutive securities:
Common stock options	—	219
Mandatorily redeemable preferred stock	69	94

Diluted EPS:
Income available to common shareholders plus assumed conversions	$3,684	5,222	$0.71

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met. The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30
	2006	2005	2004
Common shares from:
Assumed exercise of stock options	389,702	249,100	183,600
Assumed conversion of warrants	—	—	31,636
Assumed exercise of:
- employment based stock grants	70,926	52,500	—
- performance based stock grants	88,301	115,000	—
- non-employee stock grants	2,000	2,000	—

The options expire on dates beginning in February 2007 through February 2015. The restrictions on stock grants may lapse between February 2007 and September 2009.

In 2004, the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached consensus on issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. Issue No. 03-6 determined that for participating securities, the two-class method of computing basic earnings per share is required. Dividends must be calculated for the participating security on undistributed earnings and are a reduction in the net income available to common shareholders. The Company’s Series B preferred stock was a participating security as it had the right to dividends should dividends be declared on common stock. Assumed dividends on undistributed earnings are allocated as if the entire net income were distributed and are based on the relationship of the weighted average of common shares outstanding and the weighted average of common shares outstanding if the preferred stock were converted into common.

Accounting for Stock-Based Compensation—Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Prior to the adoption of Statement 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement No. 123, “Accounting for Stock-Based Compensation.” In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the effect of Statement 123(R). The adoption of Statement 123(R) had the following effect on the Company’s results (in thousands, except per share amounts):

Fiscal year ended September 30, 2006
Cost of goods sold	$100
Operating expenses	800

Total share-based compensation expense	900
Income tax benefit	260
Net loss	(640)
Net loss per share:
- basic and diluted	$(0.12)

Approximately $10,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2006.

Upon adoption of Statement 123(R), the $2.1 million increase in common stock and the offsetting amount in deferred stock-based compensation, that are both reflected in shareholders’ equity at September 30, 2005, have been reversed as required by Statement 123(R). The net effect has no change in total shareholders’ equity. Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows. This change had no effect on the cash flow statement for fiscal 2006.

If the Company had accounted for stock compensation in accordance with Statement No. 123(R) for fiscal 2005 and 2004, the Company’s net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

	Year Ended September 30, 2005	Year Ended September 30, 2004
Net earnings, as reported	$2,691	$3,684
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(361)	(670)
Plus: Stock-based employee compensation expense already included in the determination of net earnings, net of related tax effects	47	—

Pro forma net earnings	$2,377	$3,014

Earnings per share
Basic - as reported	$0.53	$0.74

Basic - pro forma	$0.47	$0.61

Diluted - as reported	$0.52	$0.71

Diluted - pro forma	$0.46	$0.58

Future Accounting Changes—In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the potential effects of this standard, although we do not expect the adoption of SFAS No. 157 to have a material effect on our financial position, results of operation, or cash flows.

In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The cumulative effects, if any, of applying this Interpretation will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The Company is currently assessing, but has not yet determined, the effect of FIN 48 on its financial position, results of operations, and cash flow.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108, “Quantifying Financial Statement Misstatements” (“SAB 108”). SAB 108 gives guidance on how errors, built up over time in the balance sheet, should be considered from a materiality perspective and corrected. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 represents the SEC Staff’s views on the proper interpretation of existing rules and as such has no effective date. We do not expect the adoption of SAB No. 108 to have a material effect on our financial position, results of operation, or cash flows.

Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.	ACQUISITIONS

Effective February 10, 2005, the Company acquired all the outstanding stock of Freshline Machines Pty Ltd. (“Freshline”). The purchase price, including acquisition costs, was approximately $1,477,000. The purchase agreement also provided for contingent payments if Freshline’s gross revenues in the twelve-month period subsequent to acquisition exceeded specific targets. The maximum contingent purchase price under these contingencies was $700,000. The specified targets were not met and there was no contingent purchase price payment. The Company paid the cash purchase price from cash on hand.

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

In September 2006, the Company announced plans to close its facility at Freshline and move manufacturing operations to its primary operating facility in Walla Walla, (See Note 1 – One-Time Termination costs).

The note receivable from Freshline’s previous owner was re-paid in March 2005. In addition, the Company entered into the following two agreements with the previous owner: (1) a one year rental, with a one-year renewal option, of the building where Freshline is currently operating, and (2) a two-year consulting agreement. Both agreements expire early in calendar year 2007.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2006, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value
Patents and developed technologies	$11,079	$3,901
Purchased trademarks and trade names	1,700	638
Customer related intangibles	900	337

	$13,679	$4,876

The significant majority of these assets are being amortized over 10 years. Amortization expense for the next five fiscal years is expected to be approximately:

Year ended September 30 (in millions)
2007	1.3
2008	1.3
2009	1.3
2010	0.9
2011	0.0
Thereafter	0.1

Total	4.9

As of September 30, 2006, the Company had $2.5 million of goodwill which is not being amortized.

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	September 30,
	2006	2005
Trade accounts receivable	$10,842	$11,332
Allowance for doubtful accounts	(461)	(504)

Total trade accounts receivable, net	$10,381	$10,828

Actual charges to the allowance for doubtful accounts for fiscal 2006, 2005, and 2004 were $83,000, $79,000, and $159,000, respectively. Accruals for bad debt expense for fiscal 2006, 2005, and 2004 were $29,000, ($43,000), and $172,000, respectively.

5.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2006	2005
Purchased components and raw materials	$6,811	$6,170
Sub-assemblies	1,395	1,390
Work-in-process	3,936	4,310
Finished goods	3,893	2,990

Total inventories	$16,035	$14,860

At September 30, 2006 and 2005, respectively, cumulative inventory adjustments to lower of cost or market totaled $2.2 million and $2.8 million. Amounts charged to expense for fiscal 2006 were $1.6 million, $728,000 for fiscal 2005, and $841,000 for fiscal 2004. Amounts charged to expense in fiscal 2006 included charges of approximately $160,000 related to the Company’s operation at Freshline Machines Pty Ltd. Actual charges to the reserve were $2.3 million, $863,000 and $349,000 for fiscal 2006, 2005, and 2004, respectively.

6.	PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

	September 30,
	2006	2005
Land	$273	$258
Buildings and improvements	2,894	3,891
Manufacturing equipment	11,326	12,313
Office equipment, furniture, and fixtures	10,491	11,582

	24,984	28,044
Accumulated depreciation	(20,709)	(23,780)
Total property, plant, and equipment, net	$4,275	$4,264

In fiscal 2006, the Company expanded its primary operating facility in Walla Walla and in December 2005 closed its second operating facility in Walla Walla.

7.	INVESTMENT IN JOINT VENTURE

In July 2004, the Company entered into a joint venture with Peco LLC to form InspX LLC for the product development, manufacturing and sales of x-ray inspection systems. The Company invested $2.0 million cash in the joint venture plus approximately $0.1 million in capitalized acquisition costs for a 50% equity interest in the joint venture and may be subject to additional voluntary capital calls if necessary to finance the joint venture operations. At the third anniversary of formation, if certain sales objectives are not achieved, $1.5 million of the Company’s capital contribution converts to debt. The Company also has a purchase option to acquire the remaining 50% interest in the joint venture at any time after June 30, 2008 and, subject to certain provisions, not prior to June 30, 2009, at prices determined under valuation formulas provided for in the operating agreement.

The investment in the joint venture is being accounted for under the equity method of accounting. The Company shares equally (50%) in the earnings or loss of the joint venture. For the periods ending September 30, 2006, 2005 and 2004, the Company’s equity in earnings of the joint venture was a loss of approximately $389,000, $659,000 and $170,000, respectively. During fiscal 2006, the Company also earned approximately $33,000 on sales commissions from InspX for sales of InspX equipment. During fiscal 2006, the Company purchased $676,000 of equipment from the InspX joint venture. At September 30, 2006, the Company had $218,000 of accounts payable to InspX and $33,000 of accounts receivable from InspX, which were settled subsequent to the end of the fiscal year.

Summarized financial information for the joint venture (at 100%, without intercompany eliminations, and as adjusted for the purchase method of accounting) is as follows (in millions):

	September 30
	2006	2005
Balance Sheet

Current assets	$1.9	$1.7
Patents and developed technologies	2.9	3.3
Total assets	5.0	5.2
Current liabilities	1.6	1.1
Long-term debt	1.5	1.5
Equity	1.9	2.6

	September 30
	2006	2005	since inception 2004
Results of Operations

Sales	$4.0	$2.6	$0.3
Gross profit	1.7	1.2	0.1
Operating expenses	1.9	1.9	0.3
Amortization of intangibles	0.4	0.4	0.1
Net loss before taxes	(0.8)	(1.3)	(0.3)

In September 2006, the Company announced it had agreed in principle to sell its 50% interest in InspX to that entity for a combination of cash and secured notes. Subsequent to September 30, 2006, the Company determined that this agreement was neither likely to be finalized in the short-term nor on terms as favorable to the Company. Given the joint venture’s continued operating losses, financial condition, and cash flows, and the Company’s inability to sell its interest at favorable terms, the Company recorded an impairment charge for 100% of its remaining $865,000 investment in the joint venture.

8.	FINANCING AGREEMENTS

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit. The credit facility matures on June 30, 2008. The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum. At September 30, 2006, the interest rate would have been 6.5%. The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets. The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and minimum profitability. The credit facility also restricts the payment of dividends, mergers and acquisitions, incurrence of additional indebtedness, transactions, including purchases and retirements, in its own common stock, and places limitations on capital expenditures and lease expenditures, without the prior consent of the Lender. At September 30, 2006, the Company had no borrowings outstanding under the credit facility and $530,000 in standby letters of credit. At September 30, 2006, the Company was not in compliance with its covenant related to minimum profitability. The bank has waived non-compliance with this covenant. A September 30, 2005, the Company had $1.6 million in borrowings under a term loan through a previous credit facility. This amount was repaid during fiscal 2006.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.2 million and includes an operating line of the lesser of $1.9 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.3 million. The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At September 30, 2006, the interest rate was 5.75%. At September 30, 2006, the Company had no borrowings under this facility and had received bank guarantees of $855,000 under the bank guarantee facility. The credit facility allows overages on the bank guarantee facility. Any overages reduce the available borrowings from the operating line. At September 30, 2005, the Company had borrowings under this facility of approximately $545,000 in term loans, and had received bank guarantees of $831,000 under this agreement. The term loan was repaid during fiscal 2006.

Long-term debt consists of the following (in thousands):

	September 30,
	2006	2005
Term loan dated August 2002, variable interest payable quarterly at the bank’s prime rate, due in quarterly principal payments of $200,000 through July 2007, secured by business property.	$—	$1,600
Note payable, interest rate of 4.10%, due in quarterly principal and interest installments through August 2012, secured by certain land and buildings.	—	436
Note payable, interest rate of 4.25%, due in quarterly principal and interest installments through October 2006, secured by certain land and buildings.	—	109
Capital leases, interest rates between 6% and 11%, due in principal and interest installments through March 2007, secured by certain office and manufacturing equipment.	1	175

	1	2,320
Current portion	(1)	(1,121)

Total long-term debt	$—	$1,199

9.	LEASES

The Company has an agreement with the Port of Walla Walla to lease its primary operating facility in Walla Walla. The Company amended its lease agreement on its primary operating facility in June 2005, which extended the lease term to 2020 and added approximately 23,000 square feet of manufacturing and office space under the lease in 2006. The Company currently has the option to purchase the land and plant under the agreement. The purchase price of the primary facility is determined by reducing the original plant construction costs and plant expansion costs of approximately $11,600,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease. The Company also has two leased operating facilities in Oregon. Both leases expire in 2007 and one lease has a one year renewal option. The Company has leased an operating facility in The Netherlands under a lease that expires in 2008, with a five year renewal option. The Company has leased an operating facility in Australia under a lease that expires in 2007.

Rent expense is recognized on a straight-line basis over the term of the lease. Rental expense for the Company’s operating leases referred to above was $1,519,000 for the year ended September 30, 2006, $1,476,000 for the year ended September 30, 2005, and $1,394,000 for the year ended September 30, 2004.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30	Rental Payments	Rental Expense
2007	$1,388	$1,331
2008	1,081	1,085
2009	861	866
2010	848	853
2011	903	853
Thereafter	8,234	7,674

Total	$13,315	$12,662

10.	MANDATORILY REDEEMABLE PREFERRED STOCK AND WARRANTS

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

Bank guarantees and letters of credit

At September 30, 2006, the Company’s European subsidiary had approximately $855,000 of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment. The customer deposits received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. In addition, at September 30, 2006, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $275,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

12.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2006	2005	2004
Current:
Federal	$—	$372	$1,089
Foreign	173	31	(104)
State	40	67	66

	213	470	1,051

Deferred:
Federal	(365)	481	605
Foreign	(276)	(25)	—
State	(49)	(24)	(39)

	(690)	432	566

Valuation reserves:
Federal	56	—	—
Foreign	366	—	—
State	33	—	—

	455	—	—

Total income tax expense (benefit)	$(22)	$902	$1,617

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2006	2005
Deferred tax asset:
Reserves and accruals	$2,155	$2,726
Net operating loss and other tax credit carryforwards	1,212	1,131
Tax benefits of share-based payments	308	27
Translation adjustment to equity	(126)	(63)
Deferred tax liability:
Accumulated depreciation	261	(99)
Intangible assets	(1,551)	(1,956)

Net deferred tax asset	$2,259	$1,766

Deferred tax:
Current asset	$2,145	$2,382
Long-term asset	160	10
Long-term liability	(46)	(626)

Net deferred tax asset	$2,259	$1,766

During fiscal 2006, the Company recorded valuation reserves of $58,000 for the net U.S./Australian deferred tax assets and liabilities which will not be realized once the Company completes its closure of operations at Freshline

Machines Pty Ltd. and ceases manufacturing operations in Australia. In addition, the Company recorded valuation reserves of $397,000 for deferred tax assets related to its investment in, and valuation reserve for, the InspX joint venture. The Company expects to receive no benefit from these deferred tax assets as the loss on disposition of the Company’s interest will create capital losses which the Company does not believe can be utilized.

Income tax expense (benefit) is computed at rates different than statutory rates. The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2006	2005	2004
Statutory rates	(34.0)%	34.0%	34.0%
Increase (reduction) in income taxes resulting from:
Extraterratorial income exclusion	(14.3)	(5.4)	(2.8)
Foreign tax credit effects of acquisition	—	(2.2)	—
Research and development credit	(7.2)	(1.7)	(1.0)
State income taxes, net of federal benefit	1.9	0.6	0.5
Tax exempt interest	(14.3)	(0.5)	—
Valuation reserve - InspX	48.7	—	—
Valuation reserve - Freshline	7.1	—	—
Meals and entertainment deduction limitation	7.2	1.5	1.0
Non-deductible stock compensation	7.4	—	—
Other permanent differences	(5.2)	(1.2)	(1.2)

Income tax combined effective rate	(2.7)%	25.1%	30.5%

At September 30, 2006, there were $2.9 million of net operating loss carryforwards which expire between 2018 and 2019, $173,000 foreign tax credit carryforwards which expire in 2016; and $59,000 in R & D tax credit carryforwards which expire in 2026.

13.	STOCK COMPENSATION PLANS

At September 30, 2006, the Company had two stock-based compensation plans, which are shareholder-approved, as described below. The Company has also awarded shares to non-employees. The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards. Effective October 1, 2005, the Company began accounting for stock-based compensation under SFAS No. 123(R) (see Note 1). Stock compensation costs charged against income are as follows:

	Fiscal year ended September 30, 2006	Fiscal year ended September 30, 2005
Cost of goods sold	$100	$—
Operating expenses	800	73

Total share-based compensation expense	900	73
Income tax benefit	260	26

Approximately $10,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2006. There was no stock compensation cost recorded in fiscal 2004.

As of September 30, 2006, the total unrecognized compensation cost related to these plans was $1.2 million and was comprised of: $97,000 related to stock options granted under the Stock Incentive Plan that is expected to be recognized over a weighted-average period of ten months, $575,000 related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.6 years, $513,000 related to performance-based stock awards that is expected to be recognized over a period of 1.5 years, and $9,000 related to non-employee service-based stock awards that is expected to be recognized over a period of eight months.

Employees’ Stock Incentive Plan—Under the Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or non-qualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant. Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options. The contractual term for these options varies from 5-10 years. The option exercise price is the fair market value of the underlying stock at the date of grant. In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards which vest either on employment-based or performance-based measures. At September 30, 2006, the total number of shares reserved for issuance under the Incentive Plan was 857,158, of which 308,229 were available for grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model: separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Note five-year rate in effect at the time of grant.

The following weighted average assumptions were used for options granted in the years ended September 30, 2005 and 2004 (there were no options granted in fiscal 2006):

	2005	2004
Risk-free interest rate	4.24%	2.91%
Expected dividend yield	0%	0%
Expected lives	5 years	5 years
Expected volatility	62%	70%

Incentive Stock Options

A summary of option activity under the Incentive Plan as of September 30, 2006 and the year then ended is presented below:

Options	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2005	531,289	$11.67
Granted	0	—	—	—
Exercised	(40,412)	$5.39
Forfeited or expired	(101,175)	$18.54

Outstanding at September 30, 2006	389,702	$10.54	2.62	$1,245

Exercisable at September 30, 2006	360,949	$10.65	2.60	$1,140

The weighted average grant date fair value of options granted during fiscal 2005 and 2004 was $5.43 and $8.90 per share, respectively. The total intrinsic value of options exercised during the years ended September 30, 2006, 2005 and 2004 was $295,000, $808,000 and $1.2 million, respectively. The fair value of shares vested during fiscal 2006, 2005 and 2004 was $344,000, $524,000 and $668,000, respectively.

As of September 30, 2006, there was $97,000 of total unrecognized compensation cost related to stock options granted under the Incentive Plan. That cost is expected to be recognized over a weighted-average period of ten months.

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

The summary of activity for service-based stock awards as of September 30, 2006, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at October 1, 2005	52,500	$13.785
Granted	33,426	$12.500
Vested	0	—
Forfeited	(15,000)	$13.785

Non-vested balance at September 30, 2006	70,926	$13.180

The number of shares granted during fiscal 2006 that vest in one year was 19,226, 3,600 vest in two years, and 10,600 vest in three years. As of September 30, 2006, there was $575,000 of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.6 years.

Employee Performance-Based Stock Awards—In fiscal 2006, the Company awarded performance-based stock grants to the Company’s Chief Executive Officer, the lapse of restrictions on which is contingent on performance objectives to be determined by the Compensation Committee over a three year period ending September 30, 2009. The Company awarded performance-based stock grants in fiscal 2005 to selected executive and other key employees, the lapse of the restrictions on which is contingent upon the increase in the Company’s net earnings over a three-year period beginning with fiscal 2005. If the Company’s net income from continuing operations has a compound annual growth rate of 7.5%, the restrictions on 50% of the shares lapse; at 10%, the restrictions on 80% of the shares lapse; and at 25%, the restrictions on 100% of the shares lapse. The lapse of the restrictions on the shares is linear between the stated levels. No restrictions lapse if the compound annual growth rate is less than 7.5%, and 10% of the shares may be forfeited if net income in any one year does not equal at least 90% of the prior year’s net income from continuing operations, although up to 25% of the forfeited shares may be reinstated at the discretion of the Board of Directors. In addition, recipients must be in continued employment with the Company through December 2007 for the restrictions on the awards to lapse.

Compensation expense is recognized over the period the employee performs related services based on the estimated number of shares expected to vest at the grant date fair value and assumes that 70% of the performance goal will be achieved for awards granted in fiscal 2005 and 80% for awards granted in fiscal 2006. If the performance goals are not met, no compensation cost is recognized and any recognized compensation cost will be reversed.

A summary of the activity for performance-based stock awards as of September 30, 2006, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested balance at October 1, 2005	115,000	$13.785
Granted	10,801	$12.960
Vested	0	—
Forfeited	(37,500)	$13.785

Non-vested balance at September 30, 2006	88,301	$13.680

As of September 30, 2006, there was $513,000 of total unrecognized compensation cost related to performance-based stock awards that is expected to be recognized over a period of 1.5 years.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”). Shares are not available to employees who already own 5% or more of the Company’s stock. Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date. There were 500,000 shares reserved for purchase under the Purchase Plan of which 407,889 remained available at September 30, 2006.

During the year ended September 30, 2006, the Company issued 5,765 shares under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees. At September 30, 2006, there were 2,000 shares outstanding that had been awarded to non-employees in fiscal 2005. There were no grants, exercises or forfeitures during the year ended September 30, 2006. Under the terms of the award, 50% of the shares vested when the non-employees performed services through May 31, 2006 and the remaining 50% vest if the services are performed through May 31, 2007. The grants have a weighted-average remaining contractual life of eleven months. In accordance with EITF 96-18, the value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date. The weighted-average fair value of these shares was $13.785 at the grant date, and at September 30, 2006, the aggregate intrinsic value of these shares was $26,000. At September 30, 2006, there was $9,000 of total unrecognized compensation cost related to these awards that is expected to be recognized over a period of eight months.

Cash received from option and employee stock purchase plan exercises was $282,000, $1.5 million and $1.5 million for the year ended September 30, 2006, 2005 and 2004, respectively. The tax benefit to be realized for the tax deductions from option exercises under the share-based payment arrangements was $71,000, $240,000 and $325,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

14.	STOCK REPURCHASE PROGRAM

As announced in September 2006, the Company initiated a stock repurchase program effective November 27, 2006. The Company may purchase up to 500,000 shares of its common stock under the program.

15.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all employees. The Company is required to match 50% of employee contributions for a maximum match of 2% (3% in fiscal 2007 and 4% in fiscal 2008) of each participating employee’s compensation. The Company contributed $291,000, $281,000, and $297,000 in matching funds to the plan for the years ended September 30, 2006, 2005, and 2004, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees. Discretionary profit sharing contributions are determined annually by the Board of Directors. Profit sharing plan expense was $0, $248,000, and $182,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

16.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels. Therefore, the Company reports on one segment. The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2006	2005	2004
Net sales by product category:
Automated inspection systems	$30,264	$27,284	$31,930
Process systems	34,925	31,853	27,713
Parts and service/contracts	19,651	21,185	20,967

Total net sales by product category	$84,840	$80,322	$80,610

Net sales for service/contracts were less than 10% of total net sales for the years ended September 30, 2006, 2005, and 2004, respectively, and are therefore summarized with parts and service/contracts. Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes information about geographic areas:

	Year Ended September 30,
	2006	2005	2004
Net sales:
Domestic	$41,665	$38,475	$45,263
International	43,175	41,847	35,347

Total net sales	$84,840	$80,322	$80,610

Long-lived assets:
Domestic	$9,109	$11,658	$14,270
International	2,568	2,593	2,606

Total long-lived assets	$11,677	$14,251	$16,876

There was one customer that accounted for approximately 17%, 16% and 13% of net sales during fiscal 2006, 2005 and 2004, respectively.

No single country outside the United States accounted for more than 10% of net sales in 2006, 2005 or 2004. Location of the customer is the basis for the categorization of net sales.

* * * * * *

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2006 and 2005 (in thousands, except per share data):

2006 Quarter Ended	December 31,	March 31,	June 30,	September 30,	Total
Net sales	$19,195	$19,956	$21,510	$24,178	$84,840
Gross profit	6,971	7,508	8,230	9,090	31,799
Net earnings (loss)	(510)	(61)	359	(581)	(793)
Net earnings (loss) per share—basic	$(0.10)	$(0.01)	$0.07	$(0.11)	$(0.15)
Net earnings (loss) per share—diluted	$(0.10)	$(0.01)	$0.07	$(0.11)	$(0.15)

2005 Quarter Ended	December 31,	March 31,	June 30,	September 30,	Total
Net sales	$14,571	$18,269	$25,917	$21,565	$80,322
Gross profit	5,259	6,818	11,000	8,100	31,177
Net earnings (loss)	(442)	62	2,646	425	2,691
Net earnings (loss) per share—basic	$(0.09)	$0.01	$0.52	$0.08	$0.53
Net earnings (loss) per share—diluted	$(0.09)	$0.01	$0.51	$0.08	$0.52

Note: Annual totals may not agree to the summarization of quarterly information due to insignificant rounding and the required calculation conventions. Certain reclassifications have been made to periods prior to September 30, 2006 to conform to the current year presentation.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s President and Chief Executive Officer and the Chief Financial Officer have evaluated the disclosure controls and procedures relating to the Company at September 30, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Other than the hiring of a permanent corporate controller, there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

There is hereby incorporated by reference the information under the captions “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2006.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the caption “Executive Compensation” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption “Principal Shareholders” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2006.

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders
Restated Employees’ Stock Incentive Plan	389,702	$10.54	308,229	(1)
1996 Employee Stock Purchase Plan	(2)	(2)	407,889

Equity Compensation Plans Not Approved by Shareholders (3)	—	—	—

Total	389,702	$10.54	716,118

(1)	The number of securities remaining may be used for issuance of either options or restricted stock.
(2)	We are unable to ascertain with specificity the number of securities to be issued under the 1996 Employee Stock Purchase Plan or the weighted average purchase price of the shares that may be purchased under the plan. Under the plan, eligible employees may make contributions to the plan of not more than five percent of the participant’s compensation during each pay period in the offering period. The offering periods commence quarterly beginning October 1, January 1, April 1, and July 1 of each year. Purchases are made on the last business day of each offering period at a purchase price per share equal to 85% of the fair market value of the Common Stock on the purchase date. There are 500,000 shares of Common Stock reserved under the plan.
(3)	There are no Equity Compensation Plans that have not been approved by Shareholders.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant’s fiscal year ended September 30, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

PAGE
(a)	The following documents are filed as part of this report:

	1.	Financial Statements:

		Reference is made to Part II, Item 8, for a listing of required financial statements filed with this report			26

	2.	Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable or the required information is included in the accompanying consolidated financial statements or notes thereto.

	3.	Exhibits:

		(3)	Articles of Incorporation and Bylaws

			(3.1)	Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

			(3.2)	Registrant’s Restated Bylaws dated February 7, 2001 (filed as Exhibit 3.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference)

		(4)	Instruments defining the rights of security holders, including indentures

			(4.1)	Registrant’s First Amended and Restated Rights Agreement, dated as of April 1, 2001, between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 13, 2004 and incorporated herein by reference)

		(10)	Material contracts

			(10.1)	Construction and Lease Agreement dated October 17, 1989 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

			(10.2)*	Registrant’s 1989 Employees’ Stock Option Plan, as amended (filed as Exhibit 10.5 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

			(10.3)*	Registrant’s Restated 1989 Employees’ Stock Option Plan, as amended (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 1995 and incorporated herein by reference)

			(10.4)*	Registrant’s 1996 Employees’ Stock Option Plan (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)

			(10.5)*	Registrant’s 1996 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)

			(10.6)*	Registrant’s Restated Employees’ Stock Option Plan (1996 Plan as amended through July 12, 2000) (filed as Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on December 19, 2002 and incorporated herein by reference)

(10.7)	Credit Agreement dated August 8, 2002 between Suplusco Holding B.V., Key Technology B.V. and ABN AMRO Bank N.V. (filed as Exhibit 10.22 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference)

(10.8)	Addendum No. 1 to Construction and Lease Agreement executed December 31, 2002 between the Port of Walla Walla and Registrant (filed as Exhibit 10.24 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference)

(10.9)*	Registrant’s 2003 Restated Employees’ Stock Incentive Plan, (1996 Plan as amended and restated as of December 15, 2003) (filed as Exhibit 10.1 to Form 10-Q filed with the Securities and Exchange Commission on May 14, 2004 and incorporated herein by reference)

(10.10)	Addendum No. 2 to Construction and Lease Agreement executed June 8, 2005 between the Port of Walla Walla and Registrant (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on June 13, 2005 and incorporated herein by reference)

(10.11)*	Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 12, 2005 and incorporated herein by reference)

(10.12)*	Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 12, 2005 and incorporated herein by reference)

(10.13)*	2003 Restated Employee’s Stock Incentive Plan (as approved by the shareholders of the Company on February 8, 2006) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on February 14, 2006 and incorporated herein by reference)

(10.14)*	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on February 14, 2006 and incorporated herein by reference)

(10.15)*	Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.16)	Credit Agreement, dated July 27, 2006, between Registrant and Wells Fargo HSBC Trade Bank, N.A. (filed as Exhibit 10.1 to the 8-K filed with the Securities and Exchange Commission on August 2, 2006 and incorporated herein by reference)

(10.17)	Revolving Credit Loans Note, dated July 27, 2006, between Registrant and Wells Fargo HSBC Trade Bank, N.A. (filed as Exhibit 10.2 to the 8-K filed with the Securities and Exchange Commission on August 2, 2006 and incorporated herein by reference)

(14)	Registrant’s Code of Business Conduct and Ethics, dated August 12, 2004 (filed as Exhibit 99.1 to the Form 8-K filed with the Securities and Exchange Commission on August 18, 2004 and incorporated herein by reference)
(21)	List of Subsidiaries
(23.1)	Consent of Independent Registered Public Accounting Firm from Grant Thornton LLP
(23.2)	Consent of Independent Registered Public Accounting Firm from Deloitte & Touche LLP
(31.1)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.

By:	/s/ David M. Camp
David M. Camp
President and Chief Executive Officer

By:	/s/ Ronald W. Burgess
Ronald W. Burgess
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

December 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Thomas C. Madsen	December 13, 2006
Thomas C. Madsen, Chairman

/s/ John E. Pelo	December 13, 2006
John E. Pelo, Director

/s/ Michael L. Shannon	December 13, 2006
Michael L. Shannon, Director

/s/ Charles H. Stonecipher	December 13, 2006
Charles H. Stonecipher, Director

/s/ Donald A. Washburn	December 13, 2006
Donald A. Washburn, Director

/s/ David M. Camp	December 13, 2006
David M. Camp, Director, President and Chief Executive Officer

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