Form 10-Q
period 2006-12-31
KEY TECHNOLOGY INC
filed 2007-02-13
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2006

or

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

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2007 was 5,333,332 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 6.	Exhibits	20

SIGNATURES	21

EXHIBIT INDEX	22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND SEPTEMBER 30, 2006

	December 31,		September 30,
	2006		2006
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$17,847		$15,246
Trade accounts receivable	10,685		10,381
Inventories:
Raw materials	6,459		6,811
Work-in-process and sub-assemblies	4,783		5,331
Finished goods	4,639		3,893
Total inventories	15,881		16,035
Deferred income taxes	2,130		2,145
Prepaid expenses and other assets	2,217		2,294
Total current assets	48,760		46,101
Property, plant and equipment, net	4,030		4,275
Deferred income taxes	-		160
Goodwill, net	2,524		2,524
Intangibles and other assets, net	4,555		4,878
Total	$59,869		$57,938

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,227		$3,983
Accrued payroll liabilities and commissions	4,292		4,400
Accrued customer support and warranty costs	1,305		1,137
Customer purchase plans	559		393
Other accrued liabilities	780		871
Customers' deposits	6,133		5,260
Total current liabilities	16,296		16,044
Long-term deferred rent	598		596
Deferred income taxes	315		46
Shareholders' equity:
Common stock	14,972		14,698
Retained earnings and other shareholders' equity	27,688		26,554
Total shareholders' equity	42,660		41,252
Total	$59,869		$57,938

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
	(in thousands, except per share data)
Net sales	$22,609	$19,195
Cost of sales	13,889	12,224
Gross profit	8,720	6,971
Operating expenses:
Sales and marketing	3,918	3,417
Research and development	1,670	1,490
General and administrative	1,909	2,450
Amortization of intangibles	327	334
Total operating expenses	7,824	7,691
Gain on sale of assets	37	59
Earnings (loss) from operations	933	(661)
Gain on sale of investment in joint venture	750	-
Other income (expense)	303	(112)
Earnings (loss) before income taxes	1,986	(773)
Income tax (benefit) expense	420	(263)
Net earnings (loss)	$1,566	$(510)

Net earnings (loss) per share
- basic	$0.30	$(0.10)
- diluted	$0.29	$(0.10)

Shares used in per share calculations - basic	5,240	5,187

Shares used in per share calculations - diluted	5,361	5,187

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

	2006		2005
		(in thousands)
Net cash provided by operating activities	$2,302		$1,147

Cash flows from investing activities:
Proceeds from sale of property	43		77
Additions to property, plant and equipment	(52)		(530)
Proceeds from sale of investment in joint venture	750		-
Net cash provided by (used in) investing activities	741		(453)

Cash flows from financing activities:
Repayment of long-term debt	-		(1,638)
Repurchases of common stock	(635)		-
Proceeds from issuance of common stock	126		115
Net cash used in financing activities	(509)		(1,523)

Effect of exchange rates on cash	67		73
Net increase (decrease) in cash and cash equivalents	2,601		(756)
Cash and cash equivalents, beginning of the period	15,246		13,181
Cash and cash equivalents, end of the period	$17,847		$12,425

Supplemental information:
Cash paid during the period for interest	$7		$37
Cash paid (refunded) during the period for income taxes	$(87)		$(33)
Depreciation and amortization	$668		$797

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three-month period ended December 31, 2006 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2006 and the results of its operations and its cash flows for the three-month periods ended December 31, 2006 and 2005.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.	Stock compensation

During the three-month period ended December 31, 2006, the Company granted 12,500 shares of service-based stock awards. The fair value of these is $12.47 per share based on the fair market value at the grant date. The restrictions on the grants lapse at the end of the required service period in March 2008.

Stock compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended December 31,
	2006	2005
Cost of goods sold	$31	$12
Operating expenses	219	148
Total stock compensation expense	$250	$160

Stock compensation expense remaining capitalized in inventory at December 31, 2006 and 2005 was $26,000 and $15,000, respectively.

3.	Stock repurchase program

The Company initiated a stock repurchase program effective November 27, 2006. The Company may purchase up to 500,000 shares of its common stock under the program. The Company intends to retire the shares upon repurchase. In the three-month period ended December 31, 2006, the Company repurchased and retired 43,075 shares of common stock at an average price of $14.74 per share. The purchase price of the repurchased shares has been reflected as a reduction in shareholders’ equity.

4.	Investment in joint venture

The Company reached an agreement with its joint venture partner in December 2006 pursuant to which the Company sold its interest in InspX to the InspX joint venture. Under the agreement, InspX redeemed the

Company’s 50% interest in the joint venture in exchange for $1,500,000 plus a contingent payment. The $1,500,000 portion of the sale price consists of $750,000 in cash that was paid to the Company in December 2006 and a $750,000 term note payable on September 30, 2009 bearing interest at 5% per annum payable quarterly until the note is paid in full. The note is unsecured and, due to uncertainty related to the ultimate collectibility of the note, the Company has established an allowance for the doubtful note receivable for the full amount of the note. The contingent portion of the sale price consists of an additional $500,000, which is payable in the event (1) InspX revenues for the year ended December 31, 2008 are $9,000,000 or higher, or (2) of the sale prior to December 31, 2008 by InspX or any existing owner of InspX of equity in InspX for $2,000,000 or more at an enterprise value for InspX of $10,000,000 or more. The contingent payment is payable to the Company at InspX’s election either within 45 days after the event giving rise to the payment or in four equal annual installments (plus interest) beginning one year after the event giving rise to the payment. As the contingent event has not occurred, and as the Company believes the likelihood of the contingent event occurring is remote, there has been no value recorded related to the contingent amount. The cash payment received with respect to the Company’s sale of its interest in the InspX joint venture added approximately $750,000 to pre- and after-tax income to the Company’s net earnings in the first quarter of fiscal 2007. The Company and its former joint venture partner have agreed not to compete in the development or sale of certain x-ray based products for 18 months from the date of the agreement and agreed informally to cooperate regarding future sales of the products sold by the former joint venture.

5.	One-time termination costs

In September 2006, the Company announced plans to consolidate a portion of its Medford, Oregon office and its manufacturing operations in Australia to its primary operating facility in Walla Walla. These reductions in its work force were completed in early calendar year 2007. As a result, the Company incurred approximately $479,000 in costs associated with net one time termination benefits including retention bonuses. Of this amount, approximately $372,000 was expensed in fiscal 2006 as part of operating expenses, with the remainder expensed as part of operating expenses in the first quarter of fiscal 2007. As of December 31, 2006, approximately $330,000 in liabilities remained accrued for the amounts expensed in fiscal 2006 that were not paid as of that date. These amounts are expected to be paid primarily in the second quarter of fiscal 2007.

6.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended December 31, 2006			For the three months ended December 31, 2005
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$1,566	5,240	$0.30	$(510)	5,187	$(0.10)
Effect of dilutive securities:
Common stock options		86			-
Common stock awards		35			-
Diluted EPS:
Earnings (loss) plus assumed conversions	$1,566	5,361	$0.29	$(510)	5,187	$(0.10)

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met. The following potential common shares at December 31, 2006 and 2005 were not included in the calculation of diluted EPS as they were anti-dilutive or the performance measurement has not been met:

	Three months ended December 31,
	2006	2005
Common shares from:
Assumed exercise of stock options	86,000	486,289
Assumed lapse of restrictions on:
- Service-based stock grants	-	37,500
- Performance-based stock grants	72,810	77,500
- Non-employee stock grants	-	2,000

The options expire on dates beginning in February 2007 through February 2015. The restrictions on stock grants may lapse between February 2007 and September 2009.

7.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year. The effective tax rate for the three-month period ended December 31, 2006 was reduced by a net change in valuation reserves for deferred tax assets of $270,000 related to the Company’s valuation of its investment in the InspX joint venture, and the subsequent sale of its investment.

8.	Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended December 31,
	2006	2005
Components of comprehensive income (loss):
Net earnings (loss)	$1,566	$(510)
Other comprehensive income (loss) -
Foreign currency translation adjustment, net of tax	85	62
Total comprehensive income (loss)	$1,651	$(448)

9.	Contractual guarantees and indemnities

Product warranties

The Company provides a warranty on its products ranging from ninety days to five years following the date of shipment. The warranty is typically limited to repair or replacement of the defective product. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. The provision for warranty costs is charged to cost of sales at the time of sale.

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2006 and 2005 (in thousands) is as follows:

	Three months ended
	December 31, 2006	December 31, 2005
Beginning balance	$979	$1,191
Warranty costs incurred	(505)	(422)
Warranty expense accrued	527	450
Translation adjustments	18	(3)
Ending balance	$1,019	$1,216

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

Bank guarantees and letters of credit

At December 31, 2006, the Company’s European subsidiary had approximately $600,000 of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment. The customer deposits received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. In addition, at December 31, 2006, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $230,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

10.	Future accounting changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” ), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will be required to adopt FIN 48 as of October 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s financial condition, results of operations and cash flows.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement.  In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose.  Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on October 1, 2006. The adoption of SAB 108 had no effect on the Company's financial statements.

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

More information may be found in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K filed with the SEC on December 13, 2006, which item is hereby incorporated by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements. The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

General

The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality. These systems integrate electro-optical automated inspection and sorting systems with process systems that include specialized conveying and preparation systems. The Company provides parts and service for each of its product lines to customers throughout the world. Industries served include food processing, as well as tobacco, plastics, and pharmaceuticals. The Company maintains two domestic manufacturing facilities and a European manufacturing facility located in the Netherlands. The Company markets its products directly and through independent sales representatives.

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

Current period - first quarter of fiscal 2007

The results for the first quarter of fiscal 2007 showed significant growth in the Company’s order volume. Customer orders were up 27% over the first quarter of fiscal 2006. The Company returned to profitability, earning

$1.6 million during the first quarter, including $750,000 of earnings relating to the sale of InspX, compared to a $510,000 loss during the corresponding quarter a year ago. New orders, quarter-end backlog, and net sales in the first quarter of fiscal 2007 were all at record levels for a Company first quarter.

Orders were $5.0 million higher in the first quarter of fiscal 2007 versus the same quarter a year ago, increasing to $23.4 million from $18.4 million. Orders for automated inspection systems increased significantly, rising 39% to $10.9 million in the first quarter of fiscal 2007 from $7.8 million the same quarter a year prior. The increase in orders came from significantly higher orders for Optyx, Raptor, and upgrade systems. Orders for process systems were up 26% to $8.2 million while parts and service orders increased 6% to $4.4 million from the corresponding quarter in the prior year.

Net sales were higher in all product categories in the first quarter of fiscal 2007 compared to the same quarter in fiscal 2006 as net sales of automated inspection systems increased by 24% from $6.9 million to $8.6 million, net sales of process systems increased by 17% from $8.1 million to $9.5 million, and parts and service revenues increased by 7% from $4.1 million to $4.3 million.

The Company began the first quarter of fiscal 2007 with a 37% higher backlog than in the same period in the prior year, shipped 18% more product during the quarter than in the corresponding quarter in fiscal 2006, and ended the quarter with a 50% higher backlog versus the prior year, well positioning the Company for the second and third quarters of fiscal 2007.

The backlog for automated inspection systems increased substantially in the first quarter of fiscal 2007 due to the higher levels of orders received. The ending backlog of $15.2 million was 81% higher than the $8.4 million backlog at the end of the first quarter in fiscal 2006. $4.5 million of this increase was for upgrade systems. Backlog for process system products was 14% higher at December 31, 2006 than at December 31, 2005, increasing from $6.8 million to $7.7 million. Parts and service backlog was also higher by 25% at December 31, 2006, increasing to $786,000 from $629,000 at December 31, 2005.

The Company continued to focus on its core businesses and growth initiatives: to strengthen its presence in the pharmaceutical and nutraceutical market, to increase upgrade systems sales, and to continue to establish its market presence in China.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced few sales returns. If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales. In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At December 31, 2006, the Company had deferred $2.7 million of revenue compared to $1.5 million deferred at September 30, 2006.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of December 31, 2006, the balance sheet included allowances for doubtful accounts of $461,000. Actual charges to the allowance for doubtful accounts for the three-month period ended December 31, 2006 and 2005 were $10,000 and $3,000, respectively. Accruals for bad debt expense for the three-month period ended December 31, 2006 and 2005 were $5,000 and ($15,000), respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Write downs of excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At December 31, 2006, cumulative inventory adjustments to lower of cost or market totaled $1.8 million compared to $2.2 million as of September 30, 2006. Amounts charged to expense for the three-month period ended December 31, 2006 and 2005 were $15,000 and $256,000, respectively. Actual charges to the reserve were $434,000 and $496,000 for the three-month period ended December 31, 2006 and 2005, respectively. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of December 31, 2006, the Company held $11.1 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and five years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of December 31, 2006, the balance sheet included warranty reserves of $1.0 million, while $505,000 of warranty charges were incurred during the three-month period ended December 31, 2006, compared to warranty reserves of $1.2 million as of December 31, 2005 and warranty charges of $422,000 for the three-month period then ended. If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. At December 31, 2006, the Company had valuation reserves of approximately $511,000 for combined U.S. and Australian deferred tax assets and liabilities due to the planned closure of operations of Freshline Machines Pty Ltd.; capital loss carryforwards from the Company’s sale of its investment in Ventek in fiscal 2002; and for deferred tax assets related to the sale of the investment in, and valuation reserve for notes receivable from the InspX joint venture. During the period ended December 31, 2006, net reversals of valuation reserves related to its investment in, and subsequent sale of, the InspX joint venture reduced income tax expense by approximately $270,000. There were no other valuation allowances at December 31, 2006 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2006 and thus far in fiscal 2007, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In October 2004, the American Jobs Creation Act of 2004 was enacted. This legislation phases out the Extra Territorial Income Exclusion (“ETI”) beginning January 1, 2005 through December 31, 2006. The ETI exclusion reduced the Company’s effective tax rate by 14.3%, 5.4% and 2.8% in 2006, 2005 and 2004, respectively. The legislation also provides for a new deduction for manufacturing income, which phases in beginning in the Company’s 2006 fiscal year through 2010. The Company anticipates that this deduction will largely, if not completely, offset the loss of the ETI exclusion. However, the effects in individual fiscal years during the phase-in periods may vary and increase the Company’s effective tax rate during these periods. For fiscal 2006, the Company did not receive a tax deduction related to the new manufacturing income exclusion, but anticipates that it will receive this deduction in fiscal 2007.

Results of Operations

For the three months ended December 31, 2006 and 2005

New orders were $5.0 million higher in the first quarter of fiscal 2007 compared to the same period a year ago, increasing to $23.4 million from $18.4 million. Orders for optical systems were strong during the first quarter of fiscal 2007, increasing $3.1 million to $10.9 million from $7.8 million in the comparable quarter in 2006. The increase was driven primarily by orders for Optyx 6000, Raptor, and upgrade systems. Process system orders increased $1.7 million during the first quarter of fiscal 2007 to $8.2 million. The increase in process systems orders from $6.5 million in the first quarter of fiscal 2006 was due to increased orders for vibratory products. Orders for parts and service were $4.4 million, an increase of $263,000 in the first quarter of fiscal 2007 compared to the same period in the prior year.

Net sales increased $3.4 million to $22.6 million in the first quarter of fiscal 2007 from $19.2 million in the first quarter of fiscal 2006. Increases in net sales occurred in all three product categories: automated inspection systems up $1.7 million, process systems up $1.4 million, and parts and service up $278,000. Automated inspection systems had increased net sales of Tegra and Raptor systems and a decrease in tobacco sorter net sales from the first quarter of fiscal 2006. The increase in process system net sales came from increased domestic net sales of vibratory equipment which was partially offset by lower net sales of process systems at Key BV and Freshline. Product mix for the three major product categories remained basically unchanged from the same quarter a year ago. Automated inspection systems, including upgrade systems, increased 2% to represent 38% of net sales, while parts and service declined by 2%. Process systems represented 42% of net sales during both the first quarter of fiscal 2006 and 2007.

Total backlog increased to $23.7 million at the end of the first quarter of fiscal 2007 and was $7.9 million higher than at the corresponding point in the prior year and $921,000 higher than at the end of September 2006. Backlog for automated inspection systems was up $6.8 million or 81% to $15.2 million at December 31, 2006 compared to December 31, 2005. $4.5 million of this increase was for upgrade systems. Process systems backlog was higher compared to a year ago by $937,000, or 14%, increasing to $7.7 million at the end of first quarter of fiscal 2007.

Gross profit for the first quarter of fiscal 2007 was $8.7 million compared to $7.0 million in the corresponding period last year. Gross profit, as a percentage of sales, increased for the quarter to 38.6% compared to 36.3 % in the first quarter of fiscal 2006. Gross margins in the first quarter of fiscal 2007 were favorably affected by higher manufacturing capacity utilization. Margins in the same quarter a year ago were unfavorably affected by the consolidation of manufacturing facilities in Walla Walla.

Operating expenses of $7.8 million for the first quarter of fiscal 2007 represented a 1.7% increase over the $7.7 million spending level during the first quarter of fiscal 2006. The growth in operating expenses over the prior year were primarily in the sales and marketing area related to investment in two of the Company’s growth initiatives: expansion in the Chinese and in the pharmaceutical and nutraceutical markets.

The sale of the Company’s 50% interest in InspX LLC, a jointly owned manufacturer of x-ray inspection systems resulted in a $750,000 gain during the first quarter of fiscal 2007.

Other income for the first quarter of fiscal 2007 was $303,000 compared to other expense of $112,000 for the same period in fiscal 2006. Favorable foreign currency exchange rates contributed a $157,000 gain this quarter versus a loss of $83,000 in the prior year quarter. Interest income increased $38,000 during the quarter over the same quarter a year ago, while interest expense decreased $14,000.

Net earnings for the quarter ending December 31, 2007 were $1.6 million, or $0.29 per diluted share, compared to a net loss of $510,000, or $0.10 per diluted share, in the first quarter of fiscal 2006. The improvement in net earnings in the more recent quarter is primarily attributable to the $3.4 million, or 18%, increase in net sales, the 2.3% improvement in gross margins and the $750,000 gain from the sale of the joint venture interest in InspX.

Liquidity and Capital Resources

For the three months ended December 31, 2006, net cash increased by $2.6 million, increasing to $17.8 million on December 31, 2006 from $15.2 million on September 30, 2006. The Company generated $2.3 million of cash due to the Company’s operating activities. Investing activities generated $741,000, a result of the sale of the investment in InspX, while financing activities, driven primarily by the stock repurchase program, used a net $509,000 of cash.

Major items contributing to net cash provided by operating activities included net earnings of $1.6 million, less the $750,000 gain on the sale of InspX, and the positive cash effect from non-cash expenses such as depreciation and amortization of $668,000, stock compensation expense of $226,000, and deferred taxes of $401,000.

The net cash provided by investing activities of $741,000 for the first three months of fiscal 2007 compares to the $453,000 net cash used for investing activities in the corresponding period a year ago. The major change in investing activities resulted from the $750,000 payment from InspX relating to the sale of the Company’s interest in the joint venture during the current quarter. In addition, the Company’s spending on property, plant, and equipment was lower in the more recent quarter by $478,000 than in the same quarter a year ago. The Company did not have any major commitments for capital equipment at December 31, 2006.

Net cash used in financing activities during the three-month period ended December 31, 2006 totaled $509,000, compared with net cash used of $1.5 million during the corresponding period in fiscal 2006. The significant financing activity during the first three months of fiscal 2007 was the $635,000 in cash used in the Company’s stock buy-back program. Financing activities during the first quarter of the prior fiscal year included the repayment of long-term debt of $1.6 million.

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit. The credit facility matures on June 30, 2008. The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum. At December 31, 2006, the interest rate would have been 6.5%. The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets. The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and minimum profitability. The credit facility also restricts the payment of dividends, mergers and acquisitions, incurrence of additional indebtedness, transactions, including purchases and retirements, in its own common stock, and places limitations on capital expenditures and lease expenditures, without the prior consent of the Lender. At December 31, 2006, the Company had no borrowings outstanding under the credit facility and $530,000 in standby letters of credit. At December 31, 2006, the Company was in compliance with its loan covenants, and had received the consent of the lender for its stock repurchase program.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.3 million and includes an operating line of the lesser of $2.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.3 million. The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At December 31, 2006, the interest rate was 6.0%. At December 31, 2006, the Company had no borrowings under this facility and had received bank guarantees of $591,000 under the bank guarantee facility. The credit facility allows overages on the bank guarantee facility. Any overages reduce the available borrowings from the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on December 31, 2006 are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Capital lease obligations	1	1	-	-	-
Operating leases	12,949	1,304	1,872	1,766	8,007
Total contractual cash obligations	$12,950	$1,305	$1,872	$1,766	$8,007

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term. At December 31, 2006, the Company had standby letters of credit totaling $1.1 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Future Accounting Changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48” ), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will be required to adopt FIN 48 as of October 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s financial condition, results of operations and cash flows.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006, and was adopted by the Company on October 1, 2006. The adoption of SAB 108 had no effect on the Company's financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian dollar.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Latin America and China, transactions denominated in those countries local currencies may increase. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At December 31, 2006, the Company was not a party to any currency hedging transaction. As of December 31, 2006, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $424,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

During the three-month period ended December 31, 2006, the Euro gained a net of 3.5% in value against the U.S. dollar, ranging between a 1% gain and a 4% gain for the period. The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of $85,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and, to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty. Ltd. and Freshline Machines Pty. Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange gains of $157,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables, and cash carried on the balance sheet of the European, Australian, China, and Mexican operations.

The U.S. dollar weakened during the three-month quarterly period ended December 31, 2006 and the U.S. dollar is still in a relatively weak position on the world markets. A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. On the other hand, materials or components imported into the U.S. may be more expensive. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales. The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

Under the Company’s credit facilities, the Company may borrow at the lender’s prime rate between minus 150 and plus 175 basis points. At December 31, 2006, the Company had no borrowings which had variable interest rates. During the period then ended, interest rates applicable to its variable rate credit facilities ranged from 5.75% to 6.5%. At December 31, 2006, the rate was 6.5% on its domestic credit facility and 6.0% on its European credit facility. As of December 31, 2006, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowing outstanding under its variable interest rate facilities.

ITEM 4. CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and the Chief Financial Officer have evaluated the disclosure controls and procedures relating to the Company at December 31, 2006 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 5. OTHER INFORMATION

Subsequent to the end of the period, the Company accepted on January 30, 2007 the resignation of Ronald W. Burgess, Sr. Vice President and Chief Financial Officer. Mr. Burgess will resign from all of his positions with the Company and its subsidiaries effective February 23, 2007.  Pursuant to the terms of his previously disclosed Interim Severance Agreement with the Company, Mr. Burgess will receive six-months severance compensation.  In addition, in recognition of his service to the Company, the Board of Directors of the Company will permit the restrictions on 8,267 shares of continuous employment restricted stock previously awarded under the Company’s 2003 Restated Employees’ Stock Incentive Plan to lapse upon the date of resignation. Mr. Burgess will continue to assist the Company until his resignation becomes effective.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended December 31, 2006 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Stock Repurchase Program (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2006	0	-	0
November 1 - 30, 2006	3,206	$13.47	3,206
December 1 - 31, 2006	39,869	$14.85	39,869
Total	43,075		43,075	456,925

(1)	The Company initiated a stock repurchase program effective November 27, 2006. The Company may purchase up to 500,000 shares of its own common stock under the program.

ITEM 6. EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: February 12, 2007	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2007	By /s/ Ronald W. Burgess
Ronald W. Burgess
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

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