Form 10-Q
period 2007-03-31
KEY TECHNOLOGY INC
filed 2007-05-10
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2007

or

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

The number of shares outstanding of the registrant's common stock, no par value, on April 30, 2007 was 5,433,802 shares.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

SIGNATURES	24

EXHIBIT INDEX	25

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND SEPTEMBER 30, 2006

	March 31,		September 30,
	2007		2006
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$19,712		$15,246
Trade accounts receivable	11,424		10,381
Inventories:
Raw materials	6,881		6,811
Work-in-process and sub-assemblies	5,528		5,331
Finished goods	5,107		3,893
Total inventories	17,516		16,035
Deferred income taxes	2,048		2,145
Prepaid expenses and other assets	2,547		2,294
Total current assets	53,247		46,101
Property, plant and equipment, net	3,971		4,275
Deferred income taxes	-		160
Goodwill, net	2,524		2,524
Intangibles and other assets, net	4,229		4,878
Total	$63,971		$57,938

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,551		$3,983
Accrued payroll liabilities and commissions	4,987		4,400
Accrued customer support and warranty costs	1,388		1,137
Customer purchase plans	664		393
Other accrued liabilities	801		871
Customers' deposits	7,922		5,260
Total current liabilities	19,313		16,044
Long-term deferred rent	599		596
Deferred income taxes	759		46
Shareholders' equity:
Common stock	15,518		14,698
Retained earnings and other shareholders' equity	27,782		26,554
Total shareholders' equity	43,300		41,252
Total	$63,971		$57,938

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(in thousands, except per share data)

Net sales	$22,165	$19,956
Cost of sales	13,822	12,448
Gross profit	8,343	7,508
Operating expenses:
Sales and marketing	4,193	3,493
Research and development	1,173	1,483
General and administrative	1,960	2,326
Amortization of intangibles	327	334
Total operating expenses	7,653	7,636
Gain on sale of assets	1	51
Earnings (loss) from operations	691	(77)
Other income (expense)	229	(16)
Earnings (loss) before income taxes	920	(93)
Income tax (benefit) expense	312	(32)
Net earnings (loss)	$608	$(61)

Net earnings (loss) per share
- basic	$0.12	$(0.01)
- diluted	$0.11	$(0.01)

Shares used in per share calculations - basic	5,218	5,201

Shares used in per share calculations - diluted	5,326	5,201

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	2007	2006
	(in thousands, except per share data)

Net sales	$44,774	$39,152
Cost of sales	27,712	24,673
Gross profit	17,062	14,479
Operating expenses:
Sales and marketing	8,111	6,910
Research and development	2,843	2,973
General and administrative	3,868	4,776
Amortization of intangibles	654	669
Total operating expenses	15,476	15,328
Gain on sale of assets	38	110
Earnings (loss) from operations	1,624	(739)
Gain on sale of investment in joint venture	750	-
Other income (expense)	532	(127)
Earnings (loss) before income taxes	2,906	(866)
Income tax (benefit) expense	732	(295)
Net earnings (loss)	$2,174	$(571)

Net earnings (loss) per share
- basic	$0.41	$(0.11)
- diluted	$0.41	$(0.11)

Shares used in per share calculations - basic	5,239	5,194

Shares used in per share calculations - diluted	5,346	5,194

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	2007		2006
		(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$2,174		$(571)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Equity in (earnings) loss of joint venture	-		167
Gain on sale of joint venture	(750)		-
Gain on sale of assets	(38)		(110)
Foreign currency exchange (gain) loss	(265)		61
Depreciation and amortization	1,295		1,515
Share based payments	451		413
Deferred income taxes	911		40
Deferred rent	(28)		(36)
Bad debt expense	(3)		5
Changes in assets and liabilities:
Trade accounts receivable	(905)		463
Inventories	(1,136)		(977)
Prepaid expenses and other current assets	129		(255)
Income taxes receivable	(370)		(466)
Accounts payable	(485)		1,018
Accrued payroll liabilities and commissions	524		(104)
Accrued customer support and warranty costs	229		(332)
Income taxes payable	42		12
Other accrued liabilities	196		(718)
Customers’ deposits	2,574		709
Other	1		34

Cash provided by operating activities	4,546		868

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	44		143
Purchases of property, plant, and equipment	(271)		(1,109)
Sale of investment in joint venture	750		-

Cash provided by (used in) investing activities	523		(966)

See notes to consolidated financial statements.			(Continued )

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006

	2007		2006
		(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(1)		$(2,308)
Repurchases of common stock	(1,303)		-
Proceeds from issuance of common stock	588		158

Cash used in financing activities	(716)		(2,150)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	113		(91)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,466		(2,339)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	15,246		13,181

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$19,712		$10,842

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$10		$52
Cash paid during the period for income taxes	$149		$63

See notes to consolidated financial statements.			(Concluded )

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements. These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2006. The results of operations for the three and six-month periods ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2007 and the results of its operations and its cash flows for the three and six-month periods ended March 31, 2007 and 2006.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.	Stock compensation

During the six-month period ended March 31, 2007, the Company granted 70,074 shares of service-based stock awards. The fair value of these ranged from $12.47 to $16.71 per share based on the fair market value at the grant date. The restrictions on the grants lapse at the end of the required service periods ranging from February 2008 through March 2010.

Stock compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Cost of goods sold	$52	$33	$82	$45
Operating expenses	150	220	369	368
Total stock compensation expense	$202	$253	$451	$413

Stock compensation expense remaining capitalized in inventory at March 31, 2007 and 2006 was $32,000 and $15,000, respectively.

3.	Stock repurchase program

The Company initiated a stock repurchase program effective November 27, 2006. The Company may purchase up to 500,000 shares of its common stock under the program. The Company intends to retire the shares upon repurchase. In the six-month period ended March 31, 2007, the Company repurchased and retired 88,252 shares of common stock at an average purchase price of $14.77 per share. The aggregate purchase price of the repurchased shares has been reflected as a reduction in shareholders’ equity.

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

In September 2006, the Company announced plans to consolidate a portion of its Medford, Oregon office and its manufacturing operations in Australia into its primary operating facility in Walla Walla. These reductions in its work force were completed in early calendar year 2007. As a result, the Company incurred approximately $479,000 in costs associated with net one time termination benefits including retention bonuses. Of this amount, approximately $372,000 was expensed in fiscal 2006 as part of operating expenses, with the remainder expensed as part of operating expenses in the first quarter of fiscal 2007. As of March 31, 2007, all amounts accrued had been paid.

6.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended March 31, 2007			For the three months ended March 31, 2006
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$608	5,218	$0.12	$(61)	5,201	$(0.01)
Effect of dilutive securities:
Common stock options		82			-
Common stock awards		26			-
Diluted EPS:
Earnings (loss) plus assumed conversions	$608	5,326	$0.11	$(61)	5,201	$(0.01)

	For the six months ended March 31, 2007			For the six months ended March 31, 2006
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$2,174	5,239	$0.41	$(571)	5,194	$(0.11)
Effect of dilutive securities:
Common stock options		87			-
Common stock awards		20			-
Diluted EPS:
Earnings (loss) plus assumed conversions	$2,174	5,346	$0.41	$(571)	5,194	$(0.11)

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met. The following potential common shares at March 31, 2007 and 2006 were not included in the calculation of diluted EPS as they were anti-dilutive or the performance measurement has not been met:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006

Common shares from:
Assumed exercise of stock options	56,000	468,139	71,000	468,139
Assumed lapse of restrictions on:
- Service-based stock grants	1,250	60,125	36,000	60,125
- Performance-based stock grants	70,810	77,500	70,810	77,500
- Non-employee stock grants	-	2,000	-	2,000

The options expire on dates beginning in May 2007 through February 2015. The restrictions on stock grants may lapse between May 2007 and March 2010.

7.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year. The effective tax rate for the six-month period ended March 31, 2007 was reduced by a net change in valuation reserves for deferred tax assets of $270,000 related to the Company’s valuation of its investment in the InspX joint venture, and the subsequent sale of its investment in the first fiscal quarter of 2007.

8.	Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Components of comprehensive income (loss):
Net earnings (loss)	$608	$(61)	$2,174	$(571)
Other comprehensive income (loss) -
Foreign currency translation adjustment, net of tax	31	(74)	116	(12)
Total comprehensive income (loss)	$639	$(135)	$2,290	$(583)

9.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2007 and 2006 (in thousands) is as follows:

	Six months ended March 31,
	2007	2006

Beginning balance	$979	$1,191
Warranty costs incurred	(973)	(842)
Warranty expense accrued	916	830
Translation adjustments	19	2
Ending balance	$941	$1,181

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

Bank guarantees and letters of credit

At March 31, 2007, the Company’s European subsidiary had approximately $959,000 of outstanding performance guarantees secured by bank guarantees under the Company’s credit facility in Europe. Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment. The customer deposits received are recorded as liabilities on the Company’s balance sheet. The bank guarantees repayment of the customer deposit in the event an order is not completed. The bank guarantee is canceled upon shipment and transfer of title. These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process. In addition, at March 31, 2007, the Company had a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $230,000 securing payments under a lease contract for a domestic production facility. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.

Purchase Obligations

The Company has contractual obligations to purchase certain materials and supplies aggregating $686,000 by December 31, 2008. As of March 31, 2007, the Company had purchased $93,000 of materials under contract. Of the remaining $593,000, the Company anticipates that $402,000 of materials will be purchased in the next twelve months, and the remainder in the subsequent six months remaining on the contract.

10.	Future accounting changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will be required to adopt FIN 48 as of October 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s financial condition, results of operations and cash flows.

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

•	the cost of compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act is expected to materially impact future earnings.

More information may be found in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K filed with the SEC on December 13, 2006 and in Part II, Item 1A, of this Quarterly Report on Form 10-Q, which items are hereby incorporated by reference.

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

Current period - second quarter of fiscal 2007

The results for the second quarter of fiscal 2007 showed significant growth in order volume. Customer orders in the second quarter of fiscal 2007 of $32.3 million were up 18% over the second quarter of fiscal 2006 level of $27.3 million. The orders during the quarter were an all-time record, surpassing the previous record of $29.4 million set in the second quarter of fiscal 2003. This increase is attributable to several important factors: the increasing global concern regarding food safety and security; the continuing decline of available labor in the food processing industry; the growth of our business in Latin America; the recovery of our business in Europe; and, finally, the validation of Key’s Symetix pharmaceutical product line. Net sales of $22.2 million in the 2007 second fiscal quarter represented an 11% increase over the same quarter a year ago and were at record second quarter levels. Ending backlog of $33.9 million was also at an all time record, beating the prior record of $27.2 million set in the second fiscal quarter of 2003 by 24%, and represented a 45% increase over the same quarter a year ago. Net sales of $22.2 million were $2.2 million higher in the second quarter of fiscal 2007 compared to the corresponding quarter in fiscal 2006 as net sales of automated inspection systems increased by 28% to $9.6 million from $7.5 million. Net income for the quarter was $608,000, or $0.11 per diluted share. During the quarter, the Company continued to focus on its core business and growth initiatives: to strengthen its presence in the pharmaceutical and nutraceutical market, to increase upgrade system sales, and to continue to establish its market presence in China.

As a result of exceeding the applicable test at the end of the second quarter, the Company will become an “accelerated filer” in fiscal 2007 and must comply with Section 404 of the Sarbanes-Oxley Act of 2002. The cost of meeting this regulatory requirement by fiscal year-end is estimated at $600,000. Additionally, the Company has begun preparatory work to develop a global enterprise resource planning (“ERP”) system. Implementation will be spread over a three-year period, with an estimated cost of $3 million, a significant portion of which will be capitalized. Costs of $100,000 are expected during the balance of fiscal 2007.

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

Revenue Recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured. Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods. Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed. If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value. Each element is then evaluated for revenue recognition based on the previously described criteria. The Company’s sales arrangements provide for no other, or insignificant, post shipment obligations. If all conditions of revenue recognition are not met, the Company defers revenue recognition. In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory. In addition, the Company periodically evaluates whether an allowance for sales returns is necessary. Historically, the Company has experienced few sales returns. If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales. In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated. The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms. Such judgments may materially affect net sales for any period. Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured. At March 31, 2007, the Company had deferred $2.1 million of revenue compared to $1.5 million deferred at September 30, 2006.

Allowances for doubtful accounts. The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns. Factors that affect collectibility of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations. The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries. Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible. The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control. As of March 31, 2007, the balance sheet included allowances for doubtful accounts of $436,000. Actual charges to the allowance for doubtful accounts for the six-month period ended March 31, 2007 and 2006 were $37,000 and $73,000, respectively. Accruals for bad debt expense for the six-month period ended March 31, 2007 and 2006 were ($3,000) and $5,000, respectively. If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories. Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment. Write downs of excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support. The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support. At March 31, 2007, cumulative inventory adjustments to lower of cost or market totaled $1.6 million compared to $2.2 million as of September 30, 2006. Amounts charged to expense for the six-month period ended March 31, 2007 and 2006 were $179,000 and $538,000, respectively. Actual charges to the reserve were $825,000 and $757,000 for the six-month period ended March 31, 2007 and 2006, respectively. If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets. The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. In addition, goodwill is reviewed based on its fair value at least annually. As of March 31, 2007, the Company held $10.7 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization. There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss. Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties. The Company’s products are covered by warranty plans that extend between 90 days and five years, depending upon the product and contractual terms of sale. The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line. Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty. Ultimately, the warranty experience of the Company is directly attributable to the quality of its products. The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production. The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because: (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control. As of March 31, 2007, the balance sheet included warranty reserves of $941,000, while $973,000 of warranty charges were incurred during the six-month period ended March 31, 2007, compared to warranty reserves of $1.2 million as of March 31, 2006 and warranty charges of $842,000 for the six-month period then ended. If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. At March 31, 2007, the Company had valuation reserves of approximately $511,000 for combined U.S. and Australian deferred tax assets and liabilities due to the planned closure of operations of Freshline Machines Pty Ltd.; net combined U.S. and China deferred tax assets and liabilities related to the Company’s operations in China; capital loss carryforwards from the Company’s sale of its investment in Ventek in fiscal 2002; and for deferred tax assets related to the sale of the investment in, and valuation reserve for notes receivable from the InspX joint venture. During the period ended March 31, 2007, net reversals of valuation reserves related to its investment in, and subsequent sale of, the InspX joint venture reduced income tax expense by approximately $270,000. There were no other valuation allowances at March 31, 2007 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income combined with the lengthy expiration periods on carryforward items to utilize these assets. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions. Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal 2006 and thus far in fiscal 2007, there have been no significant changes in these estimates. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates. If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period. Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Results of Operations

For the three months ended March 31, 2007 and 2006

New orders were $5.0 million higher in the second quarter of fiscal 2007 compared to the same period a year ago, increasing to $32.3 million from $27.3 million. Orders for optical systems were strong during the second quarter of fiscal 2007, increasing $3.9 million, or 37%, to $14.4 million from $10.5 million in the comparable quarter in 2006. The increase was driven primarily by orders for traditional Optyx and Tegra equipment as well as an Optyx SC order for the pharmaceutical market. New orders for system upgrades were down $475,000, or 10%. Process system orders increased $1.5 million, or 12%, during the second quarter of fiscal 2007 to $13.5 million. The increase in process systems orders from $12.0 million in the second quarter of fiscal 2006 was due to increased orders for vibratory products in the US and Europe. Orders for parts and service were $4.4 million, down slightly from the $4.7 million in the same period in the prior year.

Total backlog increased to a record $33.9 million at the end of the second quarter of fiscal 2007. Backlog was $10.6 million higher than at the corresponding point in the prior year and $10.2 million higher than at the end of December 2006. Backlog for automated inspection systems was up $8.6 million or 75% to $19.9 million at March 31, 2007 compared to March 31, 2006. The automated inspection backlog increase was across nearly all products, with a $1.0 million increase in backlog of Optyx SG pharmaceutical equipment, a $1.9 million increase in upgrades, a $1.8 million increase in backlog for laser optical systems, and the balance from the other optical products. Process systems backlog was higher compared to a year ago by $2.3 million, or 22%, increasing to $13.2 million at the end of second quarter of fiscal 2007.

Net sales increased 11% to $22.2 million in the second quarter of fiscal 2007 from $20.0 million in the second quarter of fiscal 2006. Increases in net sales occurred primarily in automated inspection systems, up $2.1 million, or 28%. The increase in automated inspection systems was primarily in upgrade systems, increasing $2.2 million over the same quarter a year ago. Net sales of other optical equipment were essentially flat from the same quarter a year ago as increased sales of Optyx and Raptor systems were offset by lower Tegra and tobacco sorter sales. Net sales of process systems were also essentially flat, while parts and service net sales increased $144,000, or 3%, from the same period the prior year. Automated inspection systems net sales, including upgrade systems, represented over 43% of net sales compared to 38% of net sales in the second quarter of fiscal 2006. Process systems represented 36% of net sales, down from 40% during the second quarter of fiscal 2006, while parts and service net sales accounted for 20% of this quarter's net sales, down 2% from the same quarter a year ago.

Gross profit for the second quarter of fiscal 2007 was $8.3 million compared to $7.5 million in the corresponding period last year. Gross profit, as a percentage of sales remained at 37.6%, the same as the second quarter of fiscal 2006. Margins declined 1% from the first quarter of fiscal 2007 levels of 38.6%. This margin decline resulted from competitive pricing on orders taken during the first quarter of fiscal 2007, as well as higher stainless steel prices.

Operating expenses of $7.7 million for the second quarter of fiscal 2007 were essentially the same as in the second quarter of fiscal 2006. Spending increases in the sales and marketing areas of $700,000 were nearly offset by reduced spending in other areas. The Company continues to invest in the sales and marketing area related to two growth initiatives: expansion into the Chinese markets and into the pharmaceutical and nutraceutical markets. Operating expenses during the second quarter of fiscal 2007 were down $171,000 from the first quarter of fiscal 2007, reflecting the benefits of consolidating the Medford, Oregon operations into the Company’s primary operating facility in Walla Walla, Washington. These operating cost reductions may be offset in the second half of the year by increased costs associated with SOX 404 compliance and implementation of our ERP system.

Other income for the second quarter of fiscal 2007 was $229,000 compared to other expense of $16,000 for the same period in fiscal 2006. Losses related to the equity interest in InspX of $87,000 occurred during the second quarter of fiscal 2006. Favorable foreign currency exchange rates contributed a $109,000 gain in the more recent quarter versus a gain of only $22,000 in the prior year quarter. Interest income also increased $70,000 during the more recent quarter over the same quarter a year ago, while interest expense decreased $5,000.

Net earnings for the quarter ending March 31, 2007 were $608,000, or $0.11 per diluted share, compared to a net loss of $61,000, or $0.01 per diluted share, in the second quarter of fiscal 2006. The improvement in net earnings in the more recent quarter is primarily attributable to the $2.2 million, or 11%, increase in net sales.

For the six months ended March 31, 2007 and 2006

New orders received during the first half of fiscal 2007 totaled $55.7 million, an increase of 22% from $45.6 million in the corresponding period in fiscal 2006. Orders were up for all product lines for the first six months of fiscal 2007 compared to the same period in fiscal 2006. Automated inspection system orders were up 38%, process system orders were up 16%, and parts and service orders were up 2% in the first half of fiscal 2007.

Net sales were $44.8 million for the six months ended March 31, 2007, an increase of 14% from the $39.2 million reported for the corresponding period last year. International net sales for the first half of fiscal 2007 were $19.1 million, or 43% of net sales, compared to $20.5 million, or 52% of net sales, for the corresponding period in fiscal 2006. Net sales were 26% higher for automated inspection systems and 9% higher for process systems in the first six months of fiscal 2007 compared to the same period in the prior year. Parts and service net sales increased 5% for the six-month period ended March 31, 2007 to $8.8 million in fiscal 2007 from $8.4 million in fiscal 2006.

Gross profit for the six-month period ended March 31, 2007 was $17.1 million compared to $14.5 million in the corresponding period in the prior fiscal year. The gross margin percentage increased to 38.1% in the first six months of fiscal 2006 from 37.0% in the first six months of fiscal 2006.

Operating expenses increased by $150,000, or 1%, in the first six months of fiscal 2007 to $15.5 million from $15.3 million in the first six months of fiscal 2006. During the first half of fiscal 2007, the increase in operating expenses was driven primarily by the two growth initiatives in sales and marketing: a sales office in China and development of the pharmaceutical business, as well as additional commission expenses relating to the increased sales volumes. The Company believes these investments will result in increased revenues in future periods. The Company’s current order backlog includes $1.0 million of pharmaceutical business. Operating expenses in other areas have been reduced in the first half of fiscal 2007 compared to the prior year.

The sale of the Company’s 50% interest in InspX LLC, a jointly owned manufacturer of x-ray inspection systems, resulted in a $750,000 gain during the first quarter of fiscal 2007.

Other income for the first six months of fiscal 2007 was $532,000 compared to other expense of $127,000 for the same period in fiscal 2006. There were several items that contributed to this change. Interest income increased $108,000 in the first six months of fiscal 2007 over the prior year and the retirement of the Company’s long-term debt in early fiscal 2006 reduced interest expense by $18,000. The Company incurred losses from its investment in the InspX joint venture during the first six months of the prior year of $136,000. Favorable foreign currency exchange rates contributed a $265,000 gain in the first six months of fiscal 2007 versus an exchange loss of $61,000 in the prior year period.

The Company reported net earnings of $2.2 million, or $0.41 per diluted share, in the first six months of fiscal 2007 compared to the net loss of $571,000, or $0.11 per diluted share, experienced during the same period the prior year. Year-to-date net income was at record levels for the first half of any year. The increased net sales of $5.6 million, as well as the improved gross margin percentage, contributed $2.6 million to pre-tax profit improvement. These gross profit improvements, along with the InspX gain and the changes in other income, resulted in the improved profitability during the first six months of fiscal 2007.

Liquidity and Capital Resources

For the six months ended March 31, 2007, net cash increased by $4.5 million, increasing to $19.7 million on March 31, 2007 from $15.2 million on September 30, 2006. The Company generated $4.5 million of cash from the Company’s operating activities. Investing activities generated $523,000, a result of the $750,000 InspX gain partially offset by capital expenditures. Financing activities, driven primarily by the stock repurchase program, used a net $716,000 of cash. The Company also reflected an $113,000 exchange rate gain on cash during the first six months of 2007.

Major items contributing to net cash provided by operating activities included net earnings of $2.2 million, less the $750,000 gain on the sale of InspX, and the positive cash effect from non-cash expenses such as depreciation and amortization of $1.3 million, stock compensation expense of $473,000, and deferred taxes of $911,000.

The net cash provided by investing activities of $523,000 for the first six months of fiscal 2007 compares to the $966,000 net cash used for investing activities in the corresponding period a year ago. The major change in investing activities resulted from the $750,000 payment from InspX relating to the sale of the Company’s interest in the joint venture during the first quarter of fiscal 2007. In addition, the Company’s spending on property, plant, and equipment was lower in the first six months of 2007 by $838,000 than in the same period a year ago. The Company did not have any major commitments for capital equipment at March 31, 2007.

Net cash used in financing activities during the first six month of fiscal 2007 was $716,000, compared with net cash used of $2.2 million during the corresponding period in fiscal 2006. The significant financing activity during the first six months of fiscal 2007 was the $1.3 million in cash used in the Company’s stock buy-back program. Proceeds from issuance of common stock during the first six months of fiscal 2007 were $588,000. Financing activities during the first six months of the prior fiscal year included the repayment of long-term debt of $2.3 million.

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit. The credit facility matures on June 30, 2008. The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum. At March 31, 2007, the interest rate would have been 6.5%. The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets. The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and minimum profitability. The credit facility also restricts the payment of dividends, mergers and acquisitions, incurrence of additional indebtedness, transactions, including purchases and retirements, in the Company’s own common stock, and places limitations on capital expenditures and lease expenditures, without the prior consent of the Lender. At March 31, 2007, the Company had no borrowings outstanding under the credit facility and $530,000 in standby letters of credit. At March 31, 2007, the Company was in compliance with its loan covenants, and had received the consent of the lender for its stock repurchase program.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary. This credit accommodation totals $3.3 million and includes an operating line of the lesser of $2.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.3 million. The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property. The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%. At March 31, 2007, the interest rate was 6.5%. At March 31, 2007, the Company had no borrowings under this facility and had received bank guarantees of $959,000 under the bank guarantee facility. The credit facility allows overages on the bank guarantee facility. Any overages reduce the available borrowings from the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on March 31, 2007 are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Operating leases	$12,598	$1,240	$1,797	$1,780	$7,781
Purchase obligations	593	402	191	-	-
Total contractual cash obligations	$13,191	$1,642	$1,988	$1,780	$7,781

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term. At March 31, 2007, the Company had standby letters of credit totaling $1.5 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company. The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Future Accounting Changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109. FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns. FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination. If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will be required to adopt FIN 48 as of October 1, 2007. The Company is currently evaluating the impact of FIN 48 on the Company’s financial condition, results of operations and cash flows.

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

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars. The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Latin America and China, transactions denominated in those countries local currencies may increase. For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk. At March 31, 2007, the Company was not a party to any currency hedging transaction. As of March 31, 2007, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $426,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

During the six-month period ended March 31, 2007, the Euro gained a net of 5.0% in value against the U.S. dollar, ranging between a 1.0% gain and a 5.0% gain for the period. The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of $116,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and, to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty. Ltd. and Freshline Machines Pty. Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange gains of $265,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables, and cash carried on the balance sheet of the European, Australian, China, and Mexican operations.

The U.S. dollar weakened during the six-month period ended March 31, 2007. A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency. On the other hand, materials or components imported into the U.S. may be more expensive. A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales. The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

Under the Company’s credit facilities, the Company may borrow at the lender’s prime rate between minus 150 and plus 175 basis points. At March 31, 2007, the Company had no borrowings which had variable interest rates. During the six-month period then ended, interest rates applicable to its variable rate credit facilities ranged from 5.75% to 6.5%. At March 31, 2007, the rate was 6.5% on its domestic credit facility and 6.5% on its European credit facility. As of March 31, 2007 management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate facilities.

ITEM 4.        CONTROLS AND PROCEDURES

The Company's President and Chief Executive Officer and the Principal Accounting Officer have evaluated the disclosure controls and procedures relating to the Company at March 31, 2007 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.            OTHER INFORMATION

ITEM 1A.           RISK FACTORS

We have identified the following additional risk factor during the second quarter of fiscal 2007:

The cost of compliance with the internal control requirements of Section 404 of the Sarbanes-Oxley Act is expected to materially impact future earnings.

The Sarbanes-Oxley Act of 2002 as well as rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Stock Market, have required, and will require, changes to some of our accounting and corporate governance practices, including a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. In addition to our current search for a Chief Financial Officer, we may need to hire additional accounting and financial staff with appropriate experience and technical accounting knowledge. The outcomes of these processes are uncertain. The increased costs associated with these compliance activities will decrease our net income and may require us to reduce costs in other areas of our business. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

We are also required to evaluate our internal controls under Section 404 of the Sarbanes-Oxley Act of 2002. Beginning with the Annual Report on Form 10-K for the fiscal year ending September 30, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. Such report will contain among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. Such report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls, and an independent opinion on the effectiveness of such internal controls. We cannot predict with any certainty the outcome and content of these reports.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended March 31, 2007 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Stock Repurchase Program (1)

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2007	35,543	$14.74	35,543
February 1 - 28, 2007	9,634	$14.99	9,634
March 1 - 31, 2007	0		0
Total	45,177		45,177	411,748

(1)	The Company initiated a stock repurchase program effective November 27, 2006. The Company may purchase up to 500,000 shares of its own common stock under the program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on February 8, 2006. Shareholders took the following actions at the meeting:

1.     The shareholders voted to elect the following nominees to the Company’s Board of Directors:

	Votes For	Votes Withheld
John E. Pelo	4,677,832	173,078
Charles H. Stonecipher	4,678,156	172,754

There were no broker non-votes.

Other directors whose terms of office as a director continued after the meeting are as follows:

David M. Camp
Michael L. Shannon
Donald A. Washburn

2.     The shareholders voted to ratify the appointment by the Audit Committee of the Board of Directors of Grant Thornton LLP as the Company’s independent auditors for fiscal 2007 by the affirmative vote of 4,839,182 shares, with 8,797 shares voting against the proposal and 2,931 shares abstaining. There were no broker non-votes.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: May 10, 2007	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2007	By /s/ James R. Brausen
James R. Brausen
Corporate Controller
(Principal Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2007

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