Form 10-K
period 2007-09-30
KEY TECHNOLOGY INC
filed 2007-12-14
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2007

or

 ☒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____ .
Commission File No. 0-21820
____________________________________________
KEY TECHNOLOGY, INC.
(Exact name of Registrant as specified in its charter)

Oregon (State or jurisdiction of incorporation or organization)	93-0822509 (I.R.S. Employer Identification No.)

150 Avery Street Walla Walla, Washington (Address of Principal Executive Offices)	99362 (Zip Code)

Registrant’s telephone number, including area code:  (509) 529-2161
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, no par value	Name of each exchange on which registered Nasdaq Global Market

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
Large accelerated filer ☐                                                          Accelerated filer ☒                                          Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2007 (based on the last sale price of such shares) was approximately $77,689,216.

There were 5,552,697 shares of the Registrant's common stock outstanding on December 7, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement dated on or about January 4, 2008 prepared in connection with the Annual Meeting of Shareholders to be held on February 6, 2008 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2007 FORM 10-K

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

ITEM 1.                      BUSINESS.

General

The Company was founded in 1948 as a local producer of vegetable processing equipment.  The Company has evolved into a worldwide supplier of process automation solutions to the food processing industry and other industries such as tobacco and pharmaceuticals. The present Company was incorporated in 1982 as a result of a management buyout of the predecessor organization.

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

Sales for the year ended September 30, 2007 were $107.5 million compared with $84.8 million for fiscal 2006.  The Company reported net earnings for fiscal 2007 of $7.4 million, or $1.37 per diluted share, compared with a net loss of $793,000, or $0.15 per diluted share, for fiscal 2006.  Export and international sales for the fiscal years ended September 30, 2007, 2006 and 2005 accounted for 46%, 51% and 52% of net sales in each such year, respectively.

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

The Company’s strategy is to solve processing industry problems of high labor costs, inadequate yields and inconsistent quality and safety by providing automated inspection systems and process systems.  The Company’s process automation systems use advanced optical inspection technology to improve product yield (more of the good product recovered) and quality (higher percentage of defective product and foreign material removed) over the manual sorting and defect removal methods historically used by food processors.  In more developed markets, such as those in North America and Western Europe, the substitution of automated inspection for manual inspection is well underway.  However, processors in these areas remain keenly interested in process yield and product quality and safety improvements.

The largest markets for the Company’s products have been processors of potatoes, vegetables, fruit and snack foods.  The Company believes many additional applications for its systems exist in both food and non-food markets.

The principal potato market served by the Company’s systems is french fries.  French fries comprise approximately 90% of the over eight billion pounds of frozen potato products processed annually in the United States.  The expansion of American-style fast food chains in other countries is beginning to result in development of the frozen french fry market overseas.  Current domestic investment in new french fry processing facilities has flattened relative to historical levels, largely in response to changing consumer preferences.  However, investments in process yield enhancement and in greater process throughputs from existing plants remain significant items for the Company and its customers in the potato market.  The Company’s recent diversification strategies have resulted in less dependence on this industry although it continues to be a strategically important market.

The Company’s products are used in the fruit and vegetable processing market where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets.  Principal fruit and vegetable markets for the Company are green beans, corn, carrots, peas, onions, apples, pears, cranberries, peaches, pre-prepared, ready-to-eat salads and vegetables, dehydrated fruits and vegetables, and fresh-cut fruit products.

The global food processing industry has been in a consolidation period and market conditions suggest further consolidation in the future.  The Company believes the resulting food processing companies are financially stronger, yet are faced with the need to improve profitability while satisfying external pressures to hold constant or reduce prices for their own products and provide safer products to the consuming public.  Since the Company’s equipment results in higher process yields, improved product quality and safety, as well as reduced processing costs, the Company believes these surviving companies will have increased interest in the Company’s products to satisfy these needs, allowing for expanded sales into the food processing industry in future years.  Due to the seasonal nature of the food processing industry, the Company does experience some seasonality of orders and shipments.  Orders and shipments to this industry in the Company’s first fiscal quarter of the year tend to be lower than during the Company’s other fiscal quarters.  Demand for the Company’s products remained strong during fiscal 2007 due to positive market conditions and new product introductions by the Company.

Non-food Industries – Tobacco, Pharmaceuticals and Nutraceuticals

Processors in non-food industries also implement systems solutions to reduce costs, increase yields, and produce higher quality products.  The Company’s primary non-food markets are the tobacco industry and the pharmaceutical/nutraceutical industry.

In fiscal 2007, the tobacco industry represented a small share of the Company’s sales.  The Company’s products provide tobacco companies sorting capability to remove foreign matter from a stream of stripped tobacco.

In fiscal 2007, the pharmaceutical and nutraceutical industries represented a small share of the Company’s sales.  However, to further its growth strategy, the Company continued to expand its line of automation solutions, introducing three new product lines to provide more comprehensive solutions to its customers.

Products

The following table sets forth sales by product category for the periods indicated:

	Fiscal Year Ended September 30,
	2007		2006		2005
	(in thousands)
Automated inspection systems	$46,858	44%	$30,264	36%	$27,284	34%
Process systems	40,947	38%	34,925	41%	31,853	40%
Parts and service/contracts	19,735	18%	19,651	23%	21,185	26%
Net sales	$107,540	100%	$84,840	100%	$80,322	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service/contracts.

The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2007	2006	2005
Automated inspection systems	51%	44%	41%
Process systems	30%	30%	28%
Parts and service/contracts	19%	26%	31%
Total gross margin	100%	100%	100%

Upgrades of automated inspection systems are included with automated inspection systems.

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and eliminate defects and foreign materials, most often during processing of raw and semi-finished products.  The Company’s product families within this group include the following:  ADR® automatic defect removal systems used in the french fry industry; Tobacco Sorter™3  tobacco sorting systems used in tobacco threshing and primary processing; and the Tegra® and Optyx® sorter families which are used in a wide variety of applications in many industries and markets.  All of the Company’s automated inspection systems operate on Key’s advanced G6 electro-optical platform, which features a controller, modular vision engine and high-resolution cameras.  The modular design and use of industry-wide connectivity standards ease future upgrades to keep the systems up to date and performing optimally as technology advances.

Nearly all systems in this group use proprietary linear array, charged coupled device ("CCD") monochromatic, color or multi-spectral cameras.  Each of the cameras scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 8,000 times per second and can identify defects as small as 1/128 of an inch (0.17 mm) in diameter.  Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product.  Systems with color cameras are required when a variety of defect and product colors occur simultaneously, when the difference in shading between the defective and the good product is more subtle, and where shape sorting is required.  Multi-spectral systems can utilize infrared or ultraviolet technologies, individually or in combination with visible light, to identify defects that may not be detectable by using solely visible light spectra.

Tegra System.  Tegra is the Company’s highest capacity optical sorter and provides accurate in-air defect removal.   Tegra incorporates object-based sorting technology that recognizes not only color and size, but also shape characteristics.  This capability provides a solution to previously difficult sorting problems, such as differentiation between green beans and green bean stems.  Tegra, as with all sorters, incorporates KeyWare® software that substantially reduces operational complexity.  KeyWare consists of application packs, each specifically designed for a single product category that, together with the system’s computer hardware capability and networking software, support all standard factory control and automation interfaces.  These features allow Tegra to establish data connectivity and communication with a processing plant's computer network system.  Certain present and potential applications for Tegra systems include potato products, green beans, dried beans, corn, carrots, peas, spinach and other leafy vegetables, pears, nuts, grains, coffee, recycled commodities such as paper and plastic, and tobacco.

Optyx System.  The Optyx family of sorters provides a unique combination of on-belt and in-air sorting and offers multiple sensor capabilities with cameras, lasers, or a combination of cameras and lasers.  The lower cost Optyx 3000 series has the power and sorting capabilities of a larger sorter in an economical and compact machine.  It is ideal for smaller processors and lower volume processing lines which are unable to justify the expense of a larger sorter.

In 2005, Key added laser-sensing technology to its optical inspection capabilities, enabling improved foreign material detection and removal based on differences in the optical properties of materials, regardless of color.  Raptor Laser Technology was first available in the Optyx 3000 Series Sorter, which combines Key’s proprietary state-of-the-art G6 color cameras and powerful G6 sorting platform with laser technology.  In fiscal 2006, the Company introduced Raptor Laser Technology in the high-volume Optyx 6000 Series Sorter.  The larger Optyx 6000 series sorter provides customers with a mid-size sorting option with greater throughput.  Featuring a doublewide platform that uses Key’s G6 engine, Optyx 6000 Raptor detects the smallest defects and foreign material to optimize product quality and maximize food safety at double the throughput of an Optyx 3000.  As the first wide-belt laser sorter to maintain the high resolution of the finest narrow-belt laser sorters, it can sort fresh, frozen and dried fruits and vegetables, including frozen potato products, tree nuts, raisins and other food products at production rates of up to 40,000 pounds (approximately 18 metric tons) per hour, depending on the application.

In 2007, FluoRaptor™ was added to the Optyx product family.  FluoRaptor, a fluorescence-sensing laser, is designed to maximize the detection and removal of defects, extraneous vegetable matter, and foreign material (FM) based on differing levels of chlorophyll, and is ideal for the fresh-cut and vegetable industries.

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

ADR System.  The Company’s ADR systems are used to transport, inspect and remove defects from French fries.  The Company believes its ADR system is the principal optical inspection and defect removal system used in the French fry processing industry.  The Company’s full-capacity ADR systems can process up to 27,000 pounds of product per hour.  The most recent version, introduced in fiscal 2006, is ADR®5, a combination of the well-proven conveying and fry alignment system of ADR® III with the G6 engine, improved cutting subsystem and LED lighting including infrared. LED lighting provides a high level of output stability, both spectral and intensity, with extremely low maintenance cost.  The improved cutting subsystem enables the system to cut excessively long fries to control product length, a function especially valuable for fast-food products.  The ADR 5 system is available both as a new system as well as an upgrade to existing ADR® II and ADR III installations.

Pharmaceutical and Nutraceutical Inspection Systems.  In fiscal 2007, the Company introduced the OptyxSG/P and OptyxSG/N inspection systems, the Impulse™ size grading system, and the PulseScrubber™ softgel polishing system.

Introduction of the OptyxSG/P enables the Company to offer a fully 21CFR11-compliant, high-volume inspection solution to solid dose pharmaceutical manufacturing.  Applicable to OTC (over the counter) and prescription drugs, the OptyxSG/P meets validation requirements pharmaceutical customers face when selecting automation for their FDA-regulated production lines.  The Company shipped the first OptyxSG/P in the third fiscal quarter.  Also introduced in 2007 was the OptyxSG/N, a replacement for the original OptyxSG, targeted at the nutraceutical market.  The /N version includes many of the features of the /P without the specific enhancements required for the regulated pharmaceutical market.  The Company shipped the first OptyxSG/N in the fourth quarter of fiscal 2007.

With the introduction of the Impulse/P solid dose size grading product line, the Company continued to build toward a more comprehensive “full line” solution.  The Impulse/P, derived from the Company’s Impulse vibratory conveyor technology, provides high-volume vibratory size grading that complements other automation solutions like the OptyxSG-series.  First shipments of the Impulse/P began in the third quarter of fiscal 2007.

The PulseScrubber product, introduced in the fourth quarter of fiscal 2007, is targeted at the softgel manufacturing segment and provides a fully-automated, high-volume continuous-flow alternative to traditional batch-oriented softgel polishing.  The Company expects first shipments in early calendar 2008.  Like the Impulse/P, the PulseScrubber complements other systems to provide customers the economic benefits of highly-integrated continuous automation.

The Company’s Vantyx® inspection system is a product developed for inspection of blister-packed solid dose pharmaceuticals.  Using patented spatial color analysis technology, this product line inspects solid-dose pharmaceuticals for broken or missing pieces, foreign products, discoloration or coating defects, as well as the integrity of capsules.  The pharmaceutical inspection system also verifies and detects color, size, location and shape defects at processing rates of over one million pieces per hour.

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

Process Systems

Conveying and process systems are utilized worldwide throughout processing industries to move and process product within a production plant.  The Company’s conveying and process systems include the SmartShaker® vibratory solutions of Iso-Flo® and Impulse™ branded conveyor systems, Farmco rotary grading systems, Turbo-

Flo® steam blanchers, Forté™ Process Control systems, Freshline product family for fresh-cut, and additional conveying and processing equipment.  The functions of these product lines include conveying, transferring, distributing, aligning, feeding, metering, separating and grading, as well as blanching, cooking, pasteurizing, cooling, cleaning, washing and drying.  The process systems group includes standard products as well as custom designed equipment.

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

Impulse is a line of nearly silent electromagnetic vibratory conveyors which combine the advantage of quick start/stop with precise metering control.  Additionally, the Impulse conveyor drive systems are oil-free, which limits the potential for contamination and improves the safety of food products.  This conveyor system was developed for packaging applications in snack food, dry ingredient, chemical and pharmaceutical processing, but is seeing increased application in a wide variety of food and industrial processes.

Rotary grading systems. The mechanical sizing, sorting, separating, and grading products sold under the Farmco brand name are used in many food processing and fresh vegetable packing operations.  These rotary sizing and grading technologies optimize yield, increase packaging efficiency, and improve product quality by either removing oversized, undersized and small irregular-shaped pieces of product from the line or separating product into predetermined size categories.  In combination with other Company-provided equipment, these products increase overall line efficiency and systems capability.

Turbo-Flo and Preparation Systems.  The Company designs and manufactures preparation systems to prepare products prior to cooking, freezing, canning or other processing.  Products in this group include the Turbo-Flo Blancher/Cooker/Pasteurizer, air cleaners, air coolers, vegetable metering and blending systems, and bulk handling equipment.  These products represent the Company’s most mature product line.  Sales of these products over the years have formed a customer base for sales of other Company products and are also establishing a customer base in developing geographic markets.

Preparation system revenues may also include a variety of third-party supplied equipment and installation services which are sold as components of larger processing lines, for which the Company has assumed turn-key sales responsibility.  In addition, the process systems group includes other custom designed conveying and raw food sizing, grading, and preparation equipment.

Forté Control Systems. The Company’s primary offering in the area of process control for processing systems, Forté, provides a foundation for a wide range of control options for processing lines, from simple on/off commands to data logging and recipe entry.  This product is complementary to the Company’s primary equipment lines.

Freshline products.  The Company’s product line addresses the fresh-cut food industry and includes high volume automatic dryers, as well as a range of processing solutions from individual machines to large-scale production lines with automated control systems.

Parts and Service/Contracts

The Company has a large installed base of inspection and processing systems. This installed base generates potential business for the Company’s parts and service products.  The Company has made parts and service an area of strategic focus, and realigned its organization to leverage the large installed base and its strong customer support organization.

The Company provides spare parts and post-sale field and telephone-based repair services to support its customers’ routine maintenance requirements and seasonal equipment startup and winterization processes.  The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth.  The Company continues to realign its service organization so that field service personnel are now geographically located closer to its customers throughout the world.  This strategy has contributed to revenue growth and improved gross margins in parts and service.  The Company also typically provides system installation support services which are included in the sales price of certain of its products, principally automated inspection systems, and customer training.

Engineering, Research and Development

At September 30, 2007, the Company’s research and development department had 33 employees who conduct new product research and development and sustaining engineering for released products.  The Company’s technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

The Company’s project engineering department had 46 employees engaged in project engineering for custom systems.  The project engineering teams are responsible for engineering and designing the details of each custom order.  A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

In fiscal 2007, the Company’s research and development expenses, together with engineering expenses not applied to the manufacturing costs of products, were approximately $5.5 million, compared to $6.4 million and $5.1 million in 2006 and 2005, respectively.

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

The Company manufactures certain of its products to Underwriters Laboratories and United States Department of Agriculture standards.  Certain of the Company’s products also comply with the Canadian Standards Association

(CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards.  The Company’s domestic facilities were recertified to the ISO 9001:2000 standard in 2006.

Certain components and subassemblies included in the Company’s products are obtained from limited-source or sole-source suppliers.  The Company attempts to ensure that adequate supplies are available to maintain manufacturing schedules.  Although the Company seeks to reduce its dependence on limited- and sole-source suppliers, the partial or complete loss of certain sources of supply could have an adverse effect on the Company’s results of operations and relations with customers.  During fiscal 2007 and 2006, the Company experienced higher component costs and reduced margins on certain product lines due to the worldwide shortage of stainless steel.

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

Most exports of products manufactured in the United States for shipment into international markets other than Europe and Australia have been denominated in U.S. dollars.  Sales into Europe of systems, spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies, most commonly Euros.  Sales into Australia are typically denominated in its local currency.  In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company’s products in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding export and international sales is set forth in Note 15 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2007.

During fiscal 2007, 2006 and 2005, sales to our largest customer, McCain Foods, represented approximately 9%, 17% and 16% of total net sales, respectively.  While the Company believes that its relationship with McCain is satisfactory, the loss of this customer could have a material adverse effect on the Company’s revenues and results of operations.

Backlog

The Company’s backlog as of September 30, 2007 and September 30, 2006 was approximately $30.9 million and $22.8 million, respectively.  The Company schedules production based on firm customer commitments and forecasted requirements.  The Company includes in backlog only those customer orders for which it has accepted purchase orders.

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

Patents and Trademarks

The Company currently holds forty-eight United States patents issued from 1989 through 2007, and eleven other national patents issued by other countries.  The first of these patents expires in calendar 2008, and the Company believes that expiration will not have a significant effect on the Company.  As of December 7, 2007, nineteen other national patent applications have been filed and are pending in the United States and other countries and two international or regional applications have been filed that are awaiting the national phase.  The Company has thirty-three registered trademarks and eight pending applications for trademarks.

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

Employees

At September 30, 2007, the Company had 532 full-time employees, including 263 in manufacturing, 79 in engineering, research and development, 135 in marketing, sales and service, and 55 in general administration and finance.  A total of 143 employees are located outside the United States.  The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products.  Of the total employees at September 30, 2007, twenty-six were contract employees.  None of the Company’s employees in the United States are represented by a labor union.  The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union.  The Company has never experienced a work stoppage, slowdown or strike.

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

Certain of the components, subassemblies and materials for the Company’s products are obtained from single sources or a limited group of suppliers.  Although the Company seeks to reduce dependence on sole or limited source suppliers, the partial or complete loss of certain of these sources could have an adverse effect on the Company’s results of operations and customer relationships.  In addition, certain basic materials, such as stainless steel, are used extensively in the Company’s product fabrication processes.  Such basic materials may also be subject to worldwide shortages or price fluctuations related to the supply of or demand for raw materials, such as nickel, which are used in their production by the Company’s suppliers.  A significant increase in the price or decrease in the availability of one or more of these components, subassemblies or basic materials could also adversely affect the Company’s results of operations.  The high price of stainless steel worldwide in fiscal 2006 and 2007 resulted in higher component costs and reduced margins on certain product lines.

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

ITEM 2.                      PROPERTIES.

The Company owns or leases the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	173,000	Leased with option to purchase within the lease term	2020	None
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2012	2017
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2008	2013
Beusichem, The Netherlands	Parts warehouse, future manufacturing expansion	18,000	Owned	n/a	n/a

The Company also has leased office space for sales and service and other activities in Medford, Oregon, Dingley, Australia, Shanghai, China, Santiago de Querétaro, Mexico and Rotselaar, Belgium.

The Company considers all of its properties suitable for the purposes for which they are used.

ITEM 3.                      LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business.  As of December 7, 2007, the Company was not a party to any material legal proceedings.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Shares of the Company’s common stock are quoted on the Nasdaq Global Market under the symbol “KTEC”.  The following table shows the high and low bid prices per share of the Company’s common stock by quarter for the two most recent fiscal years ending with the month of July 2006 and shows the high and low sales prices per share of the Company’s common stock for August 2006 - September 30, 2007:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2007
First Quarter	$15.230	$11.311
Second Quarter	16.870	13.500
Third Quarter	23.100	15.190
Fourth Quarter	30.950	21.170
Fiscal year ended September 30, 2006
First Quarter	$15.000	$12.250
Second Quarter	13.175	11.180
Third Quarter	12.860	11.500
Fourth Quarter (July)	13.400	12.050
Fourth Quarter (August – September)	13.330	10.700

The source of these quotations for the Company’s common stock was the Nasdaq OnlineSM Internet site.

The Company had approximately 1,570 beneficial owners of its common stock, of which 201 are of record, as of December 7, 2007.

The Company has not historically paid dividends on its common or preferred stock.  The Board of Directors presently intends to continue its policy of retaining earnings for reinvestment in the operations of the Company.  The current credit facility with the Company’s principal domestic bank restricts the payment of dividends.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of the Company during the quarter ended September 30, 2007 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Stock Repurchase Program (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31, 2007	0		0
August 1 - 31, 2007	0		0
September 1 - 30, 2007	0		0
Total	0		0	411,748

(1)           The Company initiated a stock repurchase program effective November 27, 2006.  The Company may purchase up to 500,000 shares of its own common stock under the program.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC., A PEER GROUP, AND THE RUSSELL MICROCAP INDEX

TOTAL RETURN ANALYSIS
	9/30/2002	9/30/2003	9/30/2004	9/30/2005	9/30/2006	9/30/2007
Key Technology	$ 100.00	$ 236.91	$ 224.55	$ 283.43	$ 255.09	$ 600.80
Peer Group	$ 100.00	$ 148.70	$ 228.49	$ 262.75	$ 286.21	$ 512.40
Russell Microcap	$ 100.00	$ 154.27	$ 177.18	$ 207.28	$ 221.83	$ 243.31

PEER GROUP:  Cognex Corp., Perceptron, Inc., Flir Systems, Inc., Flow International Corp., Elbit Vision Systems Ltd., PPT Vision, Inc., Robotic Vision Systems, Inc., FMC Technologies, Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2007 has been derived from the audited consolidated financial statements of the Company.  The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.

	Fiscal Year Ended September 30,
	2007	2006	2005	2004	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$107,540	$84,840	$80,322	$80,610	$82,622
Cost of sales	66,099	53,041	49,145	46,887	48,626
Gross profit	41,441	31,799	31,177	33,723	33,996
Operating expenses	32,839	31,743	27,193	28,295	25,221
Gain on sale of assets	23	109	28	5	4
Income from operations	8,625	165	4,012	5,433	8,779
Other income (expense)	1,961	(980)	(419)	(132)	(327)
Earnings (loss) from continuing operations before income taxes	10,586	(815)	3,593	5,301	8,452
Income tax (benefit) expense	3,176	(22)	902	1,617	2,693
Net earnings	7,410	(793)	2,691	3,684	5,759
Assumed dividends on mandatorily redeemable preferred stock	--	--	(33)	(69)	(132)
Accretion of mandatorily redeemable preferred stock	--	--	--	--	--
Net earnings (loss) available to common shareholders	$7,410	$(793)	$2,658	$3,615	$5,627
Earnings (loss) per share – basic	$1.41	$(0.15)	$0.53	$0.74	$1.18
– diluted	$1.37	$(0.15)	$0.52	$0.71	$1.15
Cash dividends per share	$--	$--	$--	$--	$--
Shares used in per share calculation – basic	5,265	5,205	5,041	4,909	4,774
– diluted	5,407	5,205	5,219	5,222	4,989

Balance Sheet Data:
Cash and cash equivalents and short-term investments	$27,880	$15,246	$13,181	$8,817	$6,442
Working capital	40,946	30,057	28,164	20,991	17,226
Property, plant and equipment, net.	4,671	4,275	4,264	5,046	5,503
Total assets	75,497	57,938	57,527	52,514	51,215
Current portion of long-term debt	--	1	1,121	1,210	1,066
Long-term debt, less current portion	--	--	1,199	2,323	3,249
Mandatorily redeemable preferred stock and warrants, including current portion	--	--	--	1,595	1,882
Shareholders' equity	50,393	41,252	40,471	36,044	30,219

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Sales for the year ended September 30, 2007 were $107.5 million compared with $84.8 million for fiscal 2006.  The Company reported net earnings for fiscal 2007 of $7.4 million, or $1.37 per diluted share, compared with a net loss of $793,000, or $0.15 per diluted share, for fiscal 2006.  The principal reasons for the increase in net earnings for fiscal 2007 compared to fiscal 2006 were the 26.8% increase in sales volume, reflecting the 27.4% increase in orders for fiscal 2007, and the improvement of gross margins to 38.5% in fiscal 2007 from 37.5% in fiscal 2006.  Automated inspection systems sales were up 55%, process systems sales were up 17%, and parts and service sales remained on par with the prior fiscal year.  The primary market forces driving demand for our products are: the increased concerns about food safety and security, the inability of food and pharmaceutical processors to obtain cost effective labor, and the Company’s expansion into international markets.  Export and international sales for the fiscal years ended September 30, 2007, 2006 and 2005 accounted for 46%, 51% and 52% of net sales in each year, respectively.

In 2007, the Company again focused efforts on three major initiatives to achieve its long-term revenue growth plan:

•	Expand and grow its participation in the pharmaceutical and nutraceutical market;
•	Strengthen and grow the level of business in China; and
•	Continue to grow the Company’s aftermarket product lines.

Although the results from 2007 reflected some revenue progress from these initiatives, sales in our core businesses including upgrades accounted for the majority of the increased revenues.  The pharmaceutical initiative began in the fourth quarter of 2005 with the formation of the SYMETIX™ business unit.  This business unit was formed to dedicate a team of employees to develop and grow Key’s business in the pharmaceutical and nutraceutical market.  Anticipated penetration into this market will extend and advance the Company’s existing patented, high-resolution inspection technology and material handling platforms.  Revenue increased $1.4 million in fiscal 2007 to $2.1 million as efforts on the pharmaceutical initiative began to make progress.

The Company has historically been successful in selling tobacco sorters in China.  Larger opportunities exist there in the food processing business as well, and the Company invested in China during fiscal 2006 to enhance sales, service and applications support to build upon its established base.  In 2006, the Company opened offices and located personnel in-country.  In 2007, the Company experienced similar sales volumes into the Chinese market as in 2006, but with new traction in the food processing equipment market which was offset by lower fiscal 2007 tobacco volume.  Increased order volume in the last two quarters of fiscal 2007 indicates that the Company’s expansion efforts into the Chinese food processing market is gaining traction.

The Company also focused on its aftermarket product lines (which include parts/service and upgrades) during 2007.  With the introduction of the G6 family of products in 2005, this enhanced vision engine technology provided additional product upgrade opportunities.  Upgrades are an important aspect of the aftermarket product lines, and the new modular G6 product family, which provides advanced image processing capability, has been well received by the Company’s current customers.  Aftermarket sales (including upgrades which are classified in automated inspection systems) increased in fiscal 2007 from fiscal 2006 by 24% to $32.7 million.  The Company believes a 42% increase in upgrade orders in fiscal 2007 over fiscal 2006 and the strong backlog at the end of fiscal 2007 bode well for the fiscal 2008 performance of the aftermarket business.

Other accomplishments during fiscal 2007 included completing the initial audit of the Company’s internal controls pursuant to Sarbanes-Oxley Section 404, completing the closure of the Company’s manufacturing facilities in Australia, reducing staff in the Medford, Oregon sales and engineering office, and selling the Company’s interest in the InspX joint venture.

The Company’s strategic initiatives for 2008 are to continue to build upon the direction and solid revenue base the Company developed during 2007.  The focus for the coming year is to continue to grow sales in the Company’s core markets and invest in a market driven technology road map that provides the  new products required by our customers.  In addition, the Company will focus on four primary industries: potatoes, fresh cut produce, processed fruit and vegetables, and pharmaceutical/nutraceutical, and focus on four developing regions: China, Latin America, Eastern Europe and the Middle East.

The Company also plans to increase research and development expenditures and develop a global Enterprise Resource Planning, or ERP, system.  Efforts in research and development will continue to focus on customer solutions, providing new products that meet current needs as well as anticipated future functionality requirements.  The Company began preliminary work on developing a global ERP system in the third and fourth quarters of fiscal 2007.  The Company has selected an ERP system and a business partner.  Implementation will be spread over a three-year period, with total costs of $5.5 million expected over the 2008-2010 period.  A significant portion of these ERP implementation costs will be capitalized.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales.  In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured.  At September 30, 2007, the Company had invoiced $2.3 million compared to $1.5 million at September 30, 2006 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectibility of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of September 30, 2007, the balance sheet included allowances for doubtful accounts of $414,000.  Amounts charged to bad debt expense for fiscal 2007 and 2006 were $16,000 and $29,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2007 and 2006 were $98,000 and $83,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2007, cumulative inventory adjustments to lower of cost or market totaled $1.8 million compared to $2.2 million as of September 30, 2006.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2007 and 2006 were $386,000 and $1.6 million, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $903,000 and $2.3 million for fiscal 2007 and 2006, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2007, the Company held $10.8 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of product warranties are for periods between one and two years.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of September 30, 2007, the balance sheet included warranty reserves of $1.4 million, while $2.1 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $1.0 million as of September 30, 2006 and warranty charges of $2.0 million for the fiscal year then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2007, the Company had valuation reserves of approximately $510,000 consisting of $450,000 for deferred tax assets related to the sale of the investment in the InspX joint venture and the valuation reserve for notes receivable and contingent payments; and a net $60,000 for combined U.S., Australian and Chinese deferred tax assets and liabilities, primarily related to net operating loss carryforwards in those foreign jurisdictions.  There were no other valuation allowances at September 30, 2007 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2007 and 2006, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In October 2004, the American Jobs Creation Act of 2004 was enacted.  This legislation phases out the Extra Territorial Income Exclusion (“ETI”) beginning January 1, 2005 through December 31, 2006.  The ETI exclusion reduced the Company’s effective tax rate by 0.2%, 14.3% and 5.4% in 2007, 2006 and 2005, respectively.  The legislation also provides for a new deduction for manufacturing income, which phases in beginning in the Company’s 2006 fiscal year through 2010.  The Company anticipates that this deduction will largely, if not completely, offset the loss of the ETI exclusion.  However, the effects in individual fiscal years during the phase-in periods may vary and increase the Company’s effective tax rate during these periods.  For fiscal 2007 and 2006, the deduction for manufacturing income reduced the Company’s effective tax rate by 0.8% and 0%, respectively.

Summary of Financial Information
	Fiscal Year Ended September 30,
	2007	2006	Change $	Change %
	(in thousands)
Statement of Operations Data

Net sales	$107,540	$84,840	$22,700	26.8
Gross profit	41,441	31,799	9,642	30.3

Research and development	5,520	6,444	(924)	-14.3
Sales and marketing	17,191	14,784	2,407	16.3
General and administrative	8,821	9,185	(364)	-4.0
Amortization	1,307	1,330	(23)	-1.7
Total operating expense	32,839	31,743	1,096	3.5

Gain on sale of assets	23	109	(86)	N/M*
Income from operations	8,625	165	8,460	N/M*
Other income and expense	1,961	(980)	2,941	N/M*
Income tax expense (benefit)	3,176	(22)	3,198	N/M*
Net income (loss)	7,410	(793)	8,203	N/M*

Balance Sheet Data
Cash and cash equivalents	27,880	15,246	12,634	82.9
Accounts receivable	14,020	10,381	3,639	35.1
Inventories	18,753	16,035	2,718	17.0

Other Data (unaudited)
Orders	115,276	90,500	24,776	27.4
Backlog	30,931	22,756	8,175	35.9
  * Not meaningful

Results of Operations

Fiscal 2007 compared to Fiscal 2006

Net sales for the year ended September 30, 2007 were $107.5 million, a 27% increase over the $84.8 million reported for fiscal 2006.  The Company ended the year strongly with a record fourth quarter of $31.7 million in sales, a 31% increase over the corresponding period in fiscal 2006.

Sales in the Company’s automated inspection systems product line increased by 55% to $46.9 million in fiscal 2007, accounting for 44% of total revenues, compared to $30.3 million in fiscal 2006 and 36% of total revenues.  The most significant increase was in upgrade sales which increased $5.7 million or 81% to $12.7 million.   Sales increased in all automated inspection product lines except tobacco, which dropped $2.5 million to $0.7 million in fiscal 2007 as a result of a significant tobacco order from China that shipped in fiscal 2006.  Process systems sales in fiscal 2007 were $40.9 million, a 17.2% increase over the $34.9 million reported for fiscal 2006.  Sales of process systems accounted for 38% of total revenues in fiscal 2007 compared to 41% in fiscal 2006.  Shipments of process systems in fiscal 2007 from United States operating locations increased nearly 27% and from the Netherlands increased by nearly 12%.  Parts and service sales remained on par with the prior year at $19.7 million and represented 18% of sales this year, down from 23% of sales in fiscal 2006.

New orders increased 27%, or $24.8 million, to $115.3 million in fiscal 2007 over the $90.5 million in orders received in fiscal 2006.  Backlog at September 30, 2007 increased to $30.9 million compared to the $22.8 million reported at the end of fiscal 2006.  The order mix for the more recent year improved over fiscal 2006.  The Company’s higher margin automated inspection systems orders increased to almost 42% of order volume in fiscal 2007 compared to 40% in the prior year due in large part to an almost 42% increase in upgrade orders and a $3.0 million increase in SYMETIX orders.

Gross profits increased to $41.4 million for fiscal 2007 compared to $31.8 million in fiscal 2006, or 38.5% and 37.5% of sales, respectively.  The principle driver for the $9.6 million increase in gross profit relates to the nearly 27% increase is sales volume.  The improvement in gross profit percentage relates to the increased mix of automated inspection systems sales as well as lower other cost of sales relating to improved manufacturing and overhead variances.  Gross profits were negatively affected by higher raw material cost increases driven by stainless steel pricing, as well as lower labor efficiencies relating to hiring and training over 40 new production employees in 2007.

Research and development spending decreased $924,000 to $5.5 million, or 5.1% of sales, in fiscal 2007 from $6.4 million and 7.6% of sales in fiscal 2006.  The decrease was driven largely by focusing on fewer research and development projects, as well as the closure and the reduction in staffing of the Company’s Medford, Oregon facility.

Sales and marketing spending in fiscal 2007 was $17.2 million, a significant increase from the $14.8 million spent in fiscal 2006.  As a percent of sales, costs dropped 1.4% from the 17.4% of sales reported in fiscal 2006 to 16.0% of sales reported in fiscal 2007.  The primary drivers for the increase were the significantly higher sales volume, as well as continued investment in the Company’s China sales office and its SYMETIX initiative in the pharmaceutical and nutraceutical industry.

General and administrative spending in fiscal 2007 was $8.8 million and 8.2% of sales for the year, compared to $9.2 million and 10.8% of sales for fiscal 2006.  The decrease in fiscal 2007 was due to the closure of the Company’s operations in Australia and reduced management consulting costs.  General and administrative costs incurred in 2006 included non-recurring costs related to information system upgrades.  General and administrative costs decreased in fiscal 2007 despite the $500,000 of external costs incurred to comply with Section 404 of the Sarbanes-Oxley Act.

Other income and expense was $2 million of income for fiscal 2007 compared to $1 million of expense for fiscal 2006.  During fiscal 2007, the Company recognized a gain of $750,000 from the sale of the investment in the InspX joint venture.  In fiscal 2006, the Company booked a charge of $865,000 related to the write-off of it’s investment in InspX.  During fiscal 2006, the Company’s equity in the earnings of InspX was an additional loss of $389,000.

Interest income increased to $726,000 in fiscal 2007 from the $391,000 reported for fiscal 2006 due to increased investment of cash generated by operations.  The Company also recognized exchange gains of $570,000 in fiscal 2007 compared with $86,000 in the prior year.

The effective tax rate for the Company was 30.2% in fiscal 2007 compared to 2.7% in fiscal 2006.  The effective tax rate for fiscal 2007 was primarily affected by the reversal of valuation reserves recorded in fiscal 2006 related to the Company’s valuation of its investment in the InspX joint venture.  Other items, such as permanent differences arising from extra-territorial income exclusions, domestic production deductions, research and development tax credits, tax exempt interest, and other permanent differences, caused the effective tax rate to vary from the 34% statutory rate in fiscal 2007.

Net earnings in fiscal 2007 were $7.4 million, or $1.37 per diluted share, compared to a net loss of $793,000, or $0.15 per diluted share, in fiscal 2006.  The principal reasons for the increase in earnings for fiscal 2007 compared to fiscal 2006 were increased sales volumes and improved gross profit margins.  In addition, earnings improved due to the effect of the InspX transactions in both years.

Fiscal 2006 compared to Fiscal 2005

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

Other income and expense was $980,000 of expense for fiscal 2006 compared to $419,000 of expense for fiscal 2005.  During fiscal 2006, the Company booked a charge of $865,000 related to the write-off of it’s investment in InspX, its joint venture with Peco LLC.  During the year, the Company’s share of InspX performance was a loss of $389,000 compared to a loss in fiscal 2005 of $659,000. Interest income increased to $391,000 in fiscal 2006 from the $229,000 reported for fiscal 2005.

The effective tax rate for the Company was 2.7% in fiscal 2006 compared to 25.1% in fiscal 2005.  The most significant factor affecting the rate in fiscal 2006 was the reduction in the value of deferred tax assets related to InpsX and Freshline.  Other items, such as permanent differences arising from extra-territorial income exclusions, research and development tax credits and other permanent differences, caused the effective tax rate to vary from the 34% statutory rate.

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

Liquidity and Capital Resources

Fiscal 2007

For fiscal year 2007, net cash increased by $12.6  million, or nearly 83%, to $27.9 million on September 30, 2007.  The Company generated $12.4 million in cash from operating activities and generated $575,000 from financing activities and consumed $749,000 in investing activities.

The net cash provided by operating activities during fiscal 2007 of $12.4 million included net earnings for the year of $7.4 million, non-cash expenses for depreciation and amortization of $2.6 million and non-cash share based payments and deferred income taxes of $987,000 and $721,000, respectively.  Net earnings also included the $750,000 gain on the sale of InspX.  This gain is not included in the cash provided by operations.  Non-cash working capital at September 30, 2007 declined from the same time last year, contributing $1.7 million to the cash provided by operating activities.  Increased business activity at the end of and during the fourth quarter of fiscal 2007 versus 2006, reflected by the record year-end backlog and the record fourth quarter revenues, resulted in increased inventory and receivables.  These increases were more than offset by increases in accounts payable, customer deposits, customer support and warranty accruals, as well as higher yearly incentive accruals.

Cash used in investing activities totaled $749,000 during fiscal 2007.  Capital expenditures during fiscal 2007 were approximately $1.6 million for the fiscal year, including $706,000 for software purchased for the global ERP implementation project.  These expenditures were partially offset by $750,000 of proceeds from the sale of InspX and $64,000 in proceeds from the sale of property.  Cash used  for investing activities in fiscal 2006 was $1.4 million.

Cash generated from financing activities totaled $575,000 in fiscal 2007.  The Company initiated a stock repurchase program in fiscal 2007 and repurchased 88,252 shares of stock during the fiscal year using $1.3 million of cash.  These applications of cash were more than offset by the $1.6 million generated from the issuance of common stock related to option exercises.   Financing activities also benefited by the $320,000 excess tax benefit from share based payments.  During the prior fiscal year, the Company used cash to payoff both the current and long term portion of long term debt in the amount of $2.3 million.  At the end of fiscal 2006 and 2007, the Company had no long term debt outstanding.

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit.  The credit facility matures on June 30, 2008.  The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum.  At September 30, 2007, the interest rate would have been 6.0%.  The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets.  The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and minimum profitability.  The credit facility also restricts the payment of dividends, mergers and acquisitions, incurrence of additional indebtedness, transactions, including purchases and retirements, in the Company’s own common stock, and places limitations on capital expenditures and lease expenditures, without the prior consent of the Lender.  At September 30, 2007, the Company had no borrowings outstanding under the credit facility and $530,000 in standby letters of credit.  At September 30, 2007, the Company was in compliance with its loan covenants, and had received the consent of the lender for its stock repurchase program.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.5 million and includes an operating line of the lesser of $2.1 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2007, the interest rate was 6.8%.  At September 30, 2007, the Company had no borrowings under this facility and had received bank guarantees of $668,000 under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

The Company anticipates that the ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund the Company’s operating needs for the foreseeable future.  Cash provided by operating activities was $12.4 million, $5.5 million and $7.6 million in each of the last three years, respectively.  This operating cash flow has allowed the Company to fund capital asset purchases and eliminate the long-term debt outstanding.  The Company anticipates that its cash needs will continued to be met from cash from operations as it embarks on its initiatives to grow the pharmaceutical, nutraceutical and aftermarket businesses, and expand its operation in China and other world-wide locations.  The Company also anticipates cash expenditures of $5.5 million over the 2008-2010 fiscal years for development of a global ERP system, a significant portion of which will be capitalized.  In addition, due to the rate of growth, the Company is investigating opportunities for increased office and plant space, primarily through leased facilities in the Walla Walla area.  The Company had no material commitments for capital expenditures at September 30, 2007.

Prior Years - Fiscal 2006 and 2005

For fiscal year 2006, net cash increased by $2.1 million to $15.2 million on September 30, 2006.  The Company generated $5.5 million in cash from operating activities and consumed $1.4 million in investing activities and $2.0 million in financing activities.

The net cash provided by operating activities during fiscal 2006 of $5.5 million included a net loss for the year which reduced cash by $0.8 million.  This net loss included the non-cash loss of $1.3 million from the Company’s joint venture equity interest in InspX and non-cash expenses for depreciation and amortization of $3.0 million.  Higher business levels at the end of 2006 versus 2005 reflected by the increased order backlog resulted in increased payables and liabilities, as well as higher inventory levels.  These increases included higher accounts payable, $1.7 million, higher customer deposits on orders in process, $2.2 million, and higher inventories, $1.0 million.  All other operating activities resulted in a use of cash in fiscal 2006 of $0.8 million.

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

For fiscal year 2005, net cash increased $4.4 million, increasing from $8.8 million on September 30, 2004 to $13.2 million on September 30, 2005.  Net cash provided by operating activities during fiscal 2005 was $7.6 million.  Net income generated $2.7 million and non-cash expenses for depreciation and amortization provided $3.2 million.  Net income also included the non-cash loss impact of the Company’s equity interest in InspX’s of $659,000.  Other changes in cash provided by operating activities were primarily due to changes in working capital relating to increased business activity at the end of fiscal 2005 over fiscal 2004 year-end.

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

Contractual Obligations

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2007 are as follows:

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	12,646	1,268	1,991	2,045	7,342
Purchase obligations	251	251	-	-	-
Total contractual cash obligations	$12,897	$1,519	$1,991	$2,045	$7,342

At September 30, 2007, the Company had standby letters of credit totaling $1.2 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, arrangements or relationships with “special purpose entities.”

Future Accounting Changes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109.  FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns.  FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination.  If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company was required to adopt FIN 48 as of October 1, 2007.  The Company has not fully completed its evaluation of the impact Interpretation 48 will have on its financial position and results of operations after adoption; however, the Company currently estimates that upon adoption the Company will record an estimated $250,000 increase in retained earnings.  The Company believes that the adoption of FIN 48 will not have a material ongoing effect on its financial position, results of operations, and cash flow.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings.  The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments.  SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007.  We do not anticipate any material impact on our financial condition or results of operations as a result of the adoption of SFAS 159.

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

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian Dollar, Mexican Peso and Chinese Renminbi.

The terms of sales to European customers are typically denominated in either Euros or U.S. Dollars.  The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Latin America and China, transactions denominated in these currencies may increase.  For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2007, the Company was not a party to any currency hedging transaction.  As of September 30, 2007, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $519,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

As of September 30, 2007, the Euro gained a net of 11% in value against the U.S. dollar compared to its value at September 30, 2006.  During the twelve-month period ended September 30, 2007, changes in the value of the Euro against the U.S. dollar ranged between a 1% gain and a 11% gain.  Other foreign currencies also gained in value against the U.S. Dollar.  The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of $443,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco

Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd. and Freshline Machines Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange gains of $570,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, and Mexican operations.

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

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate between minus 150 and plus 175 basis points.  At September 30, 2007, the Company had no borrowings which had variable interest rates.  During the year then ended, interest rates applicable to its variable rate credit facilities ranged from 5.75% to 6.8%.  At September 30, 2007, the rate was 6.0% on its domestic credit facility and 6.8% on its European credit facility.  As of September 30, 2007, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate facilities.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. (an Oregon corporation) as of September 30, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Key Technology Inc.’s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 7, 2007 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 7, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Key Technology, Inc.

We have audited the internal control over financial reporting of Key Technology, Inc. (the Company) as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Key Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Key Technology, Inc. as of September 30, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007 and our report dated December 7, 2007 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 7, 2007

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND 2006
(In thousands)

	2007	2006
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$27,880	$15,246
Trade accounts receivable, net	14,020	10,381
Inventories	18,753	16,035
Deferred income taxes	2,120	2,145
Prepaid expenses and other assets	1,954	2,294

Total current assets	64,727	46,101

PROPERTY, PLANT, AND EQUIPMENT, Net	4,671	4,275

DEFERRED INCOME TAXES	-	160

INTANGIBLES, Net	3,573	4,876

GOODWILL, Net	2,524	2,524

OTHER ASSETS	2	2

TOTAL	$75,497	$57,938

See notes to consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND 2006
(In thousands, except shares)

	2007	2006
LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,692	$3,983
Accrued payroll liabilities and commissions	6,663	4,400
Accrued customer support and warranty costs	1,946	1,137
Income tax payable	181	4
Customer purchase plans	651	393
Other accrued liabilities	798	866
Customers’ deposits	7,850	5,260
Current portion of long-term debt	-	1

Total current liabilities	23,781	16,044

DEFERRED INCOME TAXES	722	46

LONG-TERM DEFERRED RENT	601	596

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock—no par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock—no par value; 15,000,000 shares authorized; 5,508,658 and
5,385,688 issued and outstanding at September 30, 2007 and 2006, respectively	17,105	14,698
Retained earnings	32,659	26,311
Accumulated other comprehensive income	629	243

Total shareholders’ equity	50,393	41,252

TOTAL	$75,497	$57,938

See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2007
(In thousands, except per share data)

	2007	2006	2005
NET SALES	$107,540	$84,840	$80,322

COST OF SALES	66,099	53,041	49,145

Gross profit	41,441	31,799	31,177

OPERATING EXPENSES:
Selling	17,191	14,784	12,639
Research and development	5,520	6,444	5,134
General and administrative	8,821	9,185	8,087
Amortization of intangibles	1,307	1,330	1,333

Total operating expenses	32,839	31,743	27,193

GAIN ON SALE OF ASSETS	23	109	28

INCOME FROM OPERATIONS	8,625	165	4,012

OTHER INCOME (EXPENSE):
Royalty income	31	17	-
Interest income	726	391	229
Interest expense	(12)	(36)	(179)
Equity in earnings (loss) of joint venture	-	(389)	(659)
Gain on sale of joint venture	750	-	-
Impairment charge on investment in joint venture	-	(865)	-
Other, net	466	(98)	190

Total other income (expense)—net	1,961	(980)	(419)

Earnings (loss) before income taxes	10,586	(815)	3,593
Income tax expense (benefit)	3,176	(22)	902
Net earnings (loss)	7,410	(793)	2,691
Assumed dividends on mandatorily redeemable preferred stock	-	-	(33)
Net earnings (loss) available to common shareholders	$7,410	$(793)	$2,658
EARNINGS (LOSS) PER SHARE—Basic	$1.41	$(0.15)	$0.53
EARNINGS (LOSS) PER SHARE—Diluted	$1.37	$(0.15)	$0.52
SHARES USED IN PER SHARE CALCULATION—Basic	5,265	5,205	5,041
SHARES USED IN PER SHARE CALCULATION—Diluted	5,407	5,205	5,219

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2007
(Dollars in thousands)

			Deferred		Accumulated
	Common Stock		Stock-		Other
			Based	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total
Balance at September 30, 2004	4,982,500	$11,493	$0	$24,413	$138	$36,044
Components of comprehensive income:
Net earnings				2,691		2,691
Comprehensive income—foreign currency translation adjustment, net of tax of $8					(15)	(15)
Total comprehensive income						2,676
Tax benefits from share-based payments		30				30
Shares converted from mandatorily redeemable preferred stock	52
Shares converted from warrants	230	6				6
Reclass expired warrants to equity		127				127
Issuance of stock upon exercise of stock options	191,858	1,481				1,481
Issuance of stock for Employee Stock Purchase Plan	3,644	34				34
Stock grants - employment-based	54,500	751	(751)
Stock grants - performance-based	115,000	1,379	(1,379)
Amortization of deferred stock-based compensation			73			73
Balance at September 30, 2005	5,347,784	15,301	(2,057)	27,104	123	40,471
Components of comprehensive income:
Net loss				(793)		(793)
Comprehensive income—foreign currency translation adjustment, net of tax of $62					120	120
Total comprehensive income						(673)
Tax benefits from share-based payments		262				262
Share based payments		910				910
Issuance of stock upon exercise of stock options	40,412	220				220
Issuance of stock for Employee Stock Purchase Plan	5,765	62				62
Stock grants - employment-based	25,926
Stock grants - performance-based	(34,199)
Reversal of deferred stock compensation on adoption of FASB 123(R)		(2,057)	2,057
Balance at September 30, 2006	5,385,688	14,698	0	26,311	243	41,252
Components of comprehensive income:
Net earnings				7,410		7,410
Comprehensive income—foreign currency translation adjustment, net of tax of $228					443	443
Less: Reclassification to net earnings (net of tax benefit of $29)					(57)	(57)
Total comprehensive income						7,796
Tax benefits from share-based payments		58				58
Share based payments		1,031				1,031
Issuance of stock upon exercise of stock options	174,184	1,495				1,495
Issuance of stock for Employee Stock Purchase Plan	4,176	64				64
Stock buyback	(88,252)	(241)		(1,062)		(1,303)
Stock grants - employment-based	70,736
Stock forfeitures and retirements	(37,874)
Balance at September 30, 2007	5,508,658	$17,105	$0	$32,659	$629	$50,393

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2007
(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$7,410	$(793)	$2,691
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Equity in (earnings) loss of joint venture	-	389	659
Gain on sale of investment in joint venture	(750)	-	-
Impairment charge for investment in joint venture	-	865	-
Gain on sale of assets	(23)	(109)	(28)
Foreign currency exchange (gain) loss	(570)	(86)	165
Depreciation and amortization	2,596	2,950	3,153
Share based payments	987	910	73
Tax savings from share-based payments	-	-	197
Excess tax benefit from share based payments	(320)
Deferred income taxes	721	(218)	235
Deferred rent	(57)	(65)	(79)
Bad debt expense	16	29	(43)
Changes in assets and liabilities:
Trade accounts receivable	(3,283)	598	(1,054)
Inventories	(1,929)	(995)	(980)
Prepaid expenses and other current assets	129	(468)	613
Income taxes receivable	225	124	(255)
Accounts payable	1,592	1,651	563
Accrued payroll liabilities and commissions	2,106	402	(96)
Accrued customer support and warranty costs	733	(649)	495
Income taxes payable	194	(83)	(116)
Other accrued liabilities	247	(1,171)	1,151
Customers’ deposits	2,348	2,217	152
Other	-	35	83

Cash provided by operating activities	12,372	5,533	7,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	64	143	28
Purchases of property, plant, and equipment	(1,563)	(1,560)	(977)
Sale of investment in joint venture	750	-	-
Acquisition of Freshline Machines, Pty. Ltd., net of cash acquired	-	-	(1,059)

Cash used in investing activities	(749)	(1,417)	(2,008)

See notes to consolidated financial statements.			(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2007
(In thousands)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(1)	$(2,311)	$(1,199)
Redemption of warrants	-	-	(185)
Redemption of mandatorily redeemable preferred stock	-	-	(1,278)
Proceeds from issuance of common stock	1,559	282	1,512
Stock buyback	(1,303)	-	-
Excess tax benefits from share based payments	320	-	-
Proceeds from exercise of warrants	-	-	6

Cash provided by (used in) financing activities	575	(2,029)	(1,144)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	436	(22)	(63)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,634	2,065	4,364

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,246	13,181	8,817

CASH AND CASH EQUIVALENTS, END OF YEAR	$27,880	$15,246	$13,181

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$12	$61	$178
Cash paid during the year for income taxes	2,018	99	850

See notes to consolidated financial statements.			(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2007

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Technology, Inc. and its wholly-owned subsidiaries (the “Company”) design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment.  The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries:  Key Technology Holdings USA LLC; Key Technology AMVC LLC; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co. Ltd.; and Key Technology Australia Pty Ltd.  Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings USA LLC that includes the accounts of Key Technology B.V.  Key Technology Australia Pty Ltd. includes the accounts of Freshline Machines Pty Ltd. (inactive).  All significant intercompany accounts and transactions have been eliminated.  The financial statements also include the Company’s investment in InspX LLC, a 50% owned joint venture accounted for by the equity method (See Note 7).

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced little, if any, sales returns.  If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales.  Upon receipt of an order, the Company generally receives a deposit which is recorded as customers’ deposits.  The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral.  An allowance for credit losses is provided based upon historical experience and anticipated losses.  The Company records revenues net of any taxes, such as sales tax, which are passed through to the customer.

In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.

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

Other intangibles, which consist of patents, developed technologies, trademarks and trade names, and customer related intangible assets, are amortized over the estimated useful lives of the related assets, which are 10 years for the majority of the assets.  Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows.  Amortization of other intangibles was $1,307,000, $1,330,000and $1,333,000 for the years ended September 30, 2007, 2006, and 2005, respectively (see Note 3).

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

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2007	2006
Beginning balance	$979	$1,191
Warranty costs incurred	(2,122)	(2,048)
Warranty expense accrued	2,518	1,821
Translation adjustments	58	15
Ending balance	$1,433	$979

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

One-Time Termination Costs— In September 2006, the Company announced plans to consolidate a portion of its Medford, Oregon office and its manufacturing operations in Australia into its primary operating facility in Walla Walla.  These reductions in its work force were completed in early calendar year 2007.  As a result, the Company incurred approximately $479,000 in costs associated with net one-time termination benefits, including retention bonuses.  Of this amount, approximately $372,000 was expensed in fiscal 2006 as part of operating expenses, with the remainder expensed as part of operating expenses in the first quarter of fiscal 2007.  As of March 31, 2007, all amounts accrued had been paid.

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

	For the year ended September 30, 2007
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$7,410	5,265	$1.41
Effect of dilutive securities:
Common stock options	-	97
Common stock awards	-	45
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$7,410	5,407	$1.37

	For the year ended September 30, 2006
	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss available to common shareholders	$(793)	5,205	$(0.15)
Effect of dilutive securities:
None	-	-
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(793)	5,205	$(0.15)

	For the year ended September 30, 2005
	Earnings	Shares	Per-Share Amount
Net earnings from continuing operations	$2,691
Less: Assumed dividends on mandatorily redeemable preferred stock	(33)
Basic EPS:
Net earnings available to common shareholders	2,658	5,041	$0.53
Effect of dilutive securities:
Common stock options	-	115
Mandatorily redeemable preferred stock	33	63
Diluted EPS:
Income available to common shareholders plus assumed conversions	$2,691	5,219	$0.52

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met.  The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30
	2007	2006	2005
Common shares from:
Assumed exercise of stock options	-	389,702	249,100
Assumed exercise of:
- employment based stock grants	-	70,926	52,500
- performance based stock grants	-	88,301	115,000
- non-employee stock grants	-	2,000	2,000

The options expire on dates beginning in February 2008 through February 2015.  The restrictions on stock grants may lapse between December 2007 and March 2010.

In 2004, the Financial Accounting Standards Board’s Emerging Issues Task Force reached consensus on issue No. 03-6, “Participating Securities and the Two-Class Methodunder FASB Statement No. 128”.  Issue No. 03-6 determined that for participating securities, the two-class method of computing basic earnings per share is required.  Dividends must be calculated for the participating security on undistributed earnings and are a reduction in the net income available to common shareholders.  The Company’s Series B preferred stock was a participating security as it had the right to dividends should dividends be declared on common stock.  Assumed dividends on undistributed earnings are allocated as if the entire net income were distributed and are based on the relationship of the weighted average of common shares outstanding and the weighted average of common shares outstanding if the preferred stock were converted into common.

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

If the Company had accounted for stock compensation in accordance with Statement No. 123(R) for fiscal 2005, the Company’s net earnings and earnings per share would approximate the pro forma disclosures below (in thousands, except per share amounts):

Year Ended September 2005
Net earnings, as reported	$2,691
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(361)

Plus: Stock-based employee compensation expense already included in the determination of net earnings, net of related tax effects	47
Pro forma net earnings	$2,377

Earnings per share
Basic - as reported	$0.53
Basic - pro forma	$0.47

Diluted - as reported	$0.52
Diluted - pro forma	$0.46

Future Accounting Changes— In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109.  FIN 48 provides guidance for the recognition, derecognition and measurement in financial statements of tax positions taken in previously filed tax returns or tax positions expected to be taken in tax returns.  FIN 48 requires an entity to recognize the financial statement impact of a tax position when it is more likely than not that the position will be sustained upon examination.  If the tax position meets the more likely than not recognition threshold, the tax effect is recognized at the largest amount of the benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  FIN 48 also provides guidance on classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company will be required to adopt FIN 48 as of October 1, 2007.  The Company has not fully completed its evaluation of the impact Interpretation 48 will have on its financial position and results of operations when adopted; however, the Company currently estimates that upon adoption the Company will record an estimated $250,000 increase in retained earnings.  The Company believes that the adoption of FIN 48 will not have a material ongoing effect on its financial position, results of operations, and cash flow.

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

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to elect to measure certain financial instruments and other items at fair value through earnings.  The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments.  SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007.  We do not anticipate any material impact on our financial condition or results of operations as a result of the adoption of SFAS 159.

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

In September 2006, the Company announced plans to close its facility at Freshline and move manufacturing operations to its primary operating facility in Walla Walla.  This was completed early in calendar year 2007.  (See Note 1 – One-Time Termination Costs)

The note receivable from Freshline’s previous owner was re-paid in March 2005.  In addition, the Company entered into the following two agreements with the previous owner: (1) a one year rental, with a one-year renewal option, of the building where Freshline is currently operating, and (2) a two-year consulting agreement.  Both agreements expired early in calendar year 2007.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2007, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value
Patents and developed technologies	$11,085	$2,857
Purchased trademarks and trade names	1,700	468
Customer related intangibles	900	248
	$13,685	$3,573

The significant majority of these assets are being amortized over 10 years.  Amortization expense for the next five fiscal years is expected to be approximately:

Year ended September 30 (in thousands)
2009	$1,307
2009	1,269
2010	929
2011	15
2012	15
Thereafter	38
Total	$3,573

As of September 30, 2007, the Company had $2.5 million of goodwill which is not being amortized.  There was no change to goodwill during the fiscal years ended September 30, 2007 and 2006.

4.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	September 30,
	2007	2006
Trade accounts receivable	$14,434	$10,842
Allowance for doubtful accounts	(414)	(461)

Total trade accounts receivable, net	$14,020	$10,381

Amounts charged to bad debt expense for fiscal 2007, 2006, and 2005 were $16,000, $29,000, and ($43,000), respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2007, 2006, and 2005 were $98,000, $83,000, and $79,000, respectively.

5.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2007	2006
Purchased components and raw materials	$7,104	$6,811
Sub-assemblies	1,722	1,395
Work-in-process	5,081	3,936
Finished goods	4,846	3,893

Total inventories	$18,753	$16,035

At September 30, 2007 and 2006, respectively, cumulative inventory adjustments to lower of cost or market totaled $1.8 million and $2.2 million.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2007 were $386,000, $1.6 million for fiscal 2006, and $728,000 for fiscal 2005.  Amounts charged to expense in fiscal 2006 included charges of approximately $160,000 related to the Company’s operation at Freshline Machines Pty Ltd.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $903,000, $2.3 million and $863,000 for fiscal 2007, 2006, and 2005, respectively.

6.         PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment consist of the following (in thousands):

	September 30,
	2007	2006
Land	$306	$273
Buildings and improvements	2,944	2,894
Manufacturing equipment	12,243	11,326
Office equipment, furniture, and fixtures	7,353	10,491
	22,846	24,984

Accumulated depreciation	(18,175)	(20,709)

Total property, plant, and equipment, net	$4,671	$4,275

Depreciation expense was $1.3 million, $1.6 million and $1.8 million for fiscal 2007, 2006 and 2005, respectively.

7.	INVESTMENT IN JOINT VENTURE

In July 2004, the Company entered into a joint venture with Peco LLC to form InspX LLC for the product development, manufacturing and sales of x-ray inspection systems.  The Company invested $2.0 million cash in the joint venture plus approximately $0.1 million in capitalized acquisition costs for a 50% equity interest in the joint venture and was be subject to additional voluntary capital calls if necessary to finance the joint venture operations.  At the third anniversary of formation, if certain sales objectives were not achieved, $1.5 million of the Company’s capital contribution would have converted to debt.  The Company also had a purchase option to acquire the remaining 50% interest in the joint venture at any time after June 30, 2008 and, subject to certain provisions, not prior to June 30, 2009, at prices determined under valuation formulas provided for in the operating agreement.

The investment in the joint venture was being accounted for under the equity method of accounting.  The Company shared equally (50%) in the earnings or loss of the joint venture.  For the periods ending September 30, 2006 and 2005, the Company’s equity in earnings of the joint venture was a loss of approximately $389,000 and $659,000, respectively.   During fiscal 2006, the Company also earned approximately $33,000 on sales commissions from InspX for sales of InspX equipment.  During fiscal 2006, the Company purchased $676,000 of equipment from the InspX joint venture.

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

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit.  The credit facility matures on June 30, 2008.  The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum.  At September 30, 2007, the interest rate would have been 6.0%.  The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets.  The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and minimum profitability.  The credit facility also restricts the payment of dividends, mergers and acquisitions, incurrence of additional indebtedness, transactions, including purchases and retirements, in the Company’s own common stock, and places limitations on capital expenditures and lease expenditures, without the prior consent of the Lender.  At September 30, 2007, the Company had no borrowings outstanding under the credit facility and $530,000 in standby letters of credit.  At September 30, 2007, the Company was in compliance with its loan covenants, and had received the consent of the lender for its stock repurchase program.  At September 30, 2006, the Company had no borrowings outstanding under the credit facility and $530,000 in standby letters of credit.  At September 30, 2006, the Company was not in compliance with its covenant related to minimum profitability.  The bank waived non-compliance with this covenant.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.5 million and includes an operating line of the lesser of $2.1 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2007, the interest rate was 6.8%.  At September 30, 2007, the Company had no borrowings under this facility and had received bank guarantees of $668,000 under the bank guarantee facility.  At September 30, 2006, the Company had no borrowings under this facility and had received bank guarantees of $855,000 under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

At September 30, 2006, the Company had $1,000 in the current portion of long term debt related to capital leases.  The leases were due in installments through March 2007, at an interest rate of 8.5% and secured by certain office equipment.  At September 30, 2007, the Company had no capital lease obligations outstanding.

9.	LEASES

The Company has an agreement with the Port of Walla Walla to lease its primary operating facility in Walla Walla.  The Company amended its lease agreement on its primary operating facility in June 2005, which extended the lease term to 2020 and added approximately 23,000 square feet of manufacturing and office space under the lease in 2006.  The Company currently has the option to purchase the land and plant under the agreement.  The purchase price of the primary facility is determined by reducing the original plant construction costs and plant expansion costs of approximately $11,600,000 by one thirty-fifth for each lease year prior to the exercise of the option and adding $600,000 for the land, subject to further reductions if exercised after the fifteenth year of the lease.  The Company also has a leased operating facility in Oregon which expires in 2012 and has a five-year renewal option.  The Company has leased an operating facility in The Netherlands under a lease that expires in 2008, with a five-year renewal option.  The Company also has leased office space for sales and service and other activities in Oregon, Australia, Mexico, Belgium and China.

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1,431,000 for the year ended September 30, 2007, $1,519,000 for the year ended September 30, 2006, and $1,476,000 for the year ended September 30, 2005.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30	Rental Payments	Rental Expense
2008	$1,268	$1,273
2009	1,005	1,009
2010	986	991
2011	1,043	992
2012	1,002	951
Thereafter	7,342	6,834
Total	$12,646	$12,050

10.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

At September 30, 2007, the Company had standby letters of credit totaling $1.2 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $668,000 of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries credit facility in Europe, a standby letter of credit for $300,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $230,000 securing payments under a lease contract for a domestic production facility.  Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

Purchase obligations

The Company has contractual obligations to purchase certain materials and supplies aggregating $686,000 by December 31, 2008.  As of September 30, 2007, the Company had purchased $435,000 of materials under contract.  The Company anticipates it will purchase the remaining $251,000 of obligations in the next twelve months.

11.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2007	2006	2005
Current:
Federal	$2,253	$-	$372
Foreign	187	173	31
State	210	40	67
	2,650	213	470
Deferred:
Federal	1,041	(365)	481
Foreign	(281)	(276)	(25)
State	37	(49)	(24)
	797	(690)	432
Valuation reserves:
Federal	(529)	56	-
Foreign	281	366	-
State	(23)	33	-
	(271)	455	-
Total income tax expense (benefit)	$3,176	$(22)	$902

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2007	2006
Deferred tax asset:
Reserves and accruals	$2,165	$2,155
Net operating loss and other tax credit carryforwards	-	1,212
Tax benefits of share-based payments	629	308
Translation adjustment to equity	(324)	(126)
Deferred tax liability:
Accumulated depreciation	178	261
Intangible assets	(1,250)	(1,551)
Net deferred tax asset	$1,398	$2,259
Deferred tax:
Current asset	$2,120	$2,145
Long-term asset	-	160
Long-term liability	(722)	(46)
Net deferred tax asset	$1,398	$2,259

At September 30, 2007, the Company had valuation reserves of approximately $510,000 consisting of $450,000 for deferred tax assets related to the sale of the investment in the InspX joint venture and the valuation reserve for notes receivable and contingent payments; and a net $60,000 for combined U.S., Australian and Chinese deferred tax assets and liabilities, primarily related to net operating loss carryforwards in those foreign jurisdictions.  There were no other valuation allowances at September 30, 2007 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

During fiscal 2007, the Company recorded $281,000 of valuation reserves for deferred tax assets related to Australian and Chinese net operating losses which were offset by an equal amount of U.S. deferred tax liabilities related to these operating losses.  The Company believes these amounts will not be realized due to the closure of operations in Australia and the likelihood of the Company’s ability to fully utilize net operating losses in China during the carryforward period.  The Company also reversed valuation reserves of a net $271,000 for deferred tax assets related to the Company’s valuation of its investment in the InspX joint venture and the subsequent sale of its investment in the first quarter of fiscal 2007.

During fiscal 2006, the Company recorded valuation reserves of $58,000 for the net U.S. and Australian deferred tax assets and liabilities that would not be realized once the Company completed its closure of operations at Freshline Machines Pty Ltd.  In addition, the Company recorded valuation reserves of $397,000 for deferred tax assets related to its investment in, and valuation reserve for, the InspX joint venture.

Income tax expense (benefit) is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2007	2006	2005
Statutory rates	34.0%	(34.0)%	34.0%
Increase (reduction) in income taxes resulting from:
Extraterratorial income exclusion	(0.2)	(14.3)	(5.4)
Domestic production deduction	(0.8)	-	-
Foreign tax credit effects of acquisition	-	-	(2.2)
Research and development credit	(0.7)	(7.2)	(1.7)
State income taxes, net of federal benefit	1.4	1.9	0.6
Tax exempt interest	(2.1)	(14.3)	(0.5)
Valuation reserve - InspX	(2.4)	48.7	-
Valuation reserve - Freshline	-	7.1	-
Meals and entertainment deduction limitation	0.6	7.2	1.5
Non-deductible stock compensation	0.3	7.4	-
Other permanent differences	0.1	(5.2)	(1.2)
Income tax combined effective rate	30.2%	(2.7)%	25.1%

12.	STOCK COMPENSATION PLANS

At September 30, 2007, the Company had two stock-based compensation plans, which are shareholder-approved, as described below.  The Company has also awarded shares to non-employees.  The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards.  Effective October 1, 2005, the Company began accounting for stock-based compensation under SFAS No. 123(R) (see Note 1).

Stock compensation costs charged against income are as follows:

	Fiscal year ended September 30, 2007	Fiscal year ended September 30, 2006
Cost of goods sold	$197	$100
Operating expenses	790	800
Total share-based compensation expense	987	900
Income tax benefit	326	260

Approximately $54,000 and $10,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2007 and September 30, 2006, respectively.

As of September 30, 2007, the total unrecognized compensation cost related to these plans was $1.0 million and was comprised of:  $7,000 related to stock options granted under the Stock Incentive Plan that is expected to be recognized over a weighted-average period of ten months, $870,000 related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.44 years, and $148,000 related to performance-based stock awards that is expected to be recognized over a period of .62 years.

Employees’ Stock Incentive Plan—Under the Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or non-qualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant.  Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options.  The contractual term for these options varies from 5-10 years.  The option exercise price is the fair market value of the underlying stock at the date of grant.  In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards which vest either on employment-based or performance-based measures.  At September 30, 2007, the total number of shares reserved for issuance under the Incentive Plan was 594,127, of which 290,901 were available for grant.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatilities are based on historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model:  separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Note five-year rate in effect at the time of grant.

The following weighted average assumptions were used for options granted in the year ended September 30, 2005 (there were no options granted in fiscal 2006 or 2007):

2005
Risk-free interest rate	4.24%
Expected dividend yield	0%
Expected lives	5 years
Expected volatility	62%

Incentive Stock Options

A summary of option activity under the Incentive Plan as of September 30, 2007 and the year then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2006	389,702	$10.54

Granted	0	-	-	-
Exercised	(235,539)	$10.59
Forfeited or expired	(17,925)	$18.32

Outstanding at September 30, 2007	136,238	$9.43	3.63	$2,816
Exercisable at September 30, 2007	134,988	$9.42	3.60	$2,792

The weighted average grant date fair value of options granted during fiscal 2005 was $5.43 per share.  The total intrinsic value of options exercised during the years ended September 30, 2007, 2006 and 2005 was $1.6 million, $295,000 and $808,000, respectively.  The fair value of shares vested during fiscal 2007, 2006 and 2005 was $562,000, $344,000 and $524,000, respectively.

As of September 30, 2007, there was $7,000 of total unrecognized compensation cost related to stock options granted under the Incentive Plan.  That cost is expected to be recognized over a weighted-average period of ten months.

Service-Based Stock Awards—Under the Incentive Plan, the Company may award service-based stock grants to selected executives and other key employees whose vesting is contingent upon meeting the required service period, generally three years, or in the case of members of the Board of Directors, one year.  The fair value of these grants is based on the closing fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service period.  Stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

The summary of activity for service-based stock awards as of September 30, 2007, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested balance at October 1, 2006	70,926	$13.18

Granted	70,736	$14.92
Vested	(27,492)	$12.66
Forfeited	(5,983)	$14.22

Non-vested balance at September 30, 2007	108,187	$14.39

The number of shares granted in fiscal 2007 that vest in one year was 10,486, 12,500 vest in 1.33 years and 47,750 vest in three years.  As of September 30, 2007, there was $870,000 of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.44 years.

Employee Performance-Based Stock Awards—In fiscal 2007, the Company did not award any performance-based stock.  In fiscal 2006, the Company awarded performance-based stock grants to the Company’s Chief Executive Officer, the lapse of restrictions on which is contingent on performance objectives to be determined by the Compensation Committee over a three-year period ending September 30, 2009.  The Company awarded performance-based stock grants in fiscal 2005 to selected executive and other key employees, the lapse of the restrictions on which is contingent upon the increase in the Company’s net earnings over a three-year period beginning with fiscal 2005.  If the Company’s net income from continuing operations has a compound annual growth rate of 7.5%, the restrictions on 50% of the shares lapse; at 10%, the restrictions on 80% of the shares lapse; and at 25%, the restrictions on 100% of the shares lapse.  The lapse of the restrictions on the shares is linear between the stated levels.  No restrictions lapse if the compound annual growth rate is less than 7.5%, and 10% of the shares may be forfeited if net income in any one year does not equal at least 90% of the prior year’s net income from continuing operations, although up to 25% of the forfeited shares may be reinstated at the discretion of the Board of Directors.  In addition, recipients must be in continued employment with the Company through December 2007 for the restrictions on the awards to lapse.

Compensation expense is recognized over the period the employee performs related services based on the estimated number of shares expected to vest at the grant date fair value and assumes that 74% of the performance goal will be achieved for awards granted in fiscal 2005 and 85% for awards granted in fiscal 2006.  If the performance goals are not met or the service period is not fulfilled, no compensation cost is recognized and any recognized compensation cost will be reversed.

A summary of the activity for performance-based stock awards as of September 30, 2007, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested balance at October 1, 2006	88,301	$13.680

Granted	-	-
Vested	-	-
Forfeited	(29,500)	$13.785

Non-vested balance at September 30, 2007	58,801	$13.630

As of September 30, 2007, there was $148,000 of total unrecognized compensation cost related to performance-based stock awards that is expected to be recognized over a period of .62 years.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 403,713 remained available at September 30, 2007.

During the year ended September 30, 2007, the Company issued 4,176 shares under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees.  At September 30, 2007, there were no shares outstanding.  There were 2,000 shares granted in previous years on which the restrictions have lapsed.  Under the terms of the award, 50% of the shares vested when the non-employees performed services through May 31, 2006 and the remaining 50% vested when services were performed through May 31, 2007.  In accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date.  The weighted-average fair value of these shares was $13.785 at the grant date, and at the vesting dates the aggregate intrinsic value of these shares was $33,000.

Cash received from option and employee stock purchase plan exercises was $1.6 million, $282,000 and $1.5 million for the year ended September 30, 2007, 2006 and 2005, respectively.  The tax benefit to be realized for the tax deductions from option exercises under the share-based payment arrangements was $613,000, $71,000 and $240,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

13.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective November 27, 2006.  The Company may purchase up to 500,000 shares of its common stock under the program.  The Company intends to retire the shares upon repurchase.  In the period ended September 30, 2007, the Company repurchased and retired 88,252 shares of common stock at an average purchase price of $14.77 per share.  The aggregate purchase price of the repurchased shares has been reflected as a reduction in shareholders’ equity.

14.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all employees.  The Company is required to match 50% of employee contributions for a maximum match of 2% in fiscal 2006 and 2005, 3% in fiscal 2007 and 4% in fiscal 2008 of each participating employee’s compensation.  The Company contributed $470,000, $291,000, and $281,000 in matching funds to the plan for the years ended September 30, 2007, 2006, and 2005, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees.  Discretionary profit sharing contributions are determined annually by the Board of Directors.  Profit sharing plan expense was $443,000, $0, and $248,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

15.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2007	2006	2005
Net sales by product category:
Automated inspection systems	$46,858	$30,264	$27,284
Process systems	40,947	34,925	31,853
Parts and service/contracts	19,735	19,651	21,185

Total net sales by product category	$107,540	$84,840	$80,322

Net sales for service/contracts were less than 10% of total net sales for the years ended September 30, 2007, 2006, and 2005, respectively, and are therefore summarized with parts and service/contracts.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes information about geographic areas:

	Year Ended September 30,
	2007	2006	2005
Net sales:
Domestic	$58,351	$41,665	$38,475
International	49,189	43,175	41,847

Total net sales	$107,540	$84,840	$80,322

Long-lived assets:
Domestic	$8,286	$9,109	$11,658
International	2,484	2,568	2,593

Total long-lived assets	$10,770	$11,677	$14,251

There was no customer that accounted for greater than 10% of net sales during fiscal 2007.  There was one customer that accounted for approximately 17% and 16% of net sales during fiscal 2006 and 2005, respectively.

No single country outside the United States accounted for more than 10% of net sales in 2007, 2006 or 2005.  Location of the customer is the basis for the categorization of net sales.

* * * * * *

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2007 and 2006 (in thousands, except per share data):

2007 Quarter Ended	December 31	March 31	June 30	September 30	Total

Net sales	$22,609	$22,165	$31,019	$31,747	$107,540
Gross profit	8,720	8,343	12,473	11,906	41,441
Net earnings	1,566	608	2,939	2,297	7,410
Net earnings per share—basic	$0.30	$0.12	$0.56	$0.43	$1.41
Net earnings per share—diluted	$0.29	$0.11	$0.54	$0.42	$1.37

2006 Quarter Ended	December 31	March 31	June 30	September 30	Total

Net sales	$19,195	$19,956	$21,510	$24,178	$84,840
Gross profit	6,971	7,508	8,230	9,090	31,799
Net earnings (loss)	(510)	(61)	359	(581)	(793)
Net earnings (loss) per share—basic	$(0.10)	$(0.01)	$0.07	$(0.11)	$(0.15)
Net earnings (loss) per share—diluted	$(0.10)	$(0.01)	$0.07	$(0.11)	$(0.15)

Note:  Annual totals may not agree to the summarization of quarterly information due to insignificant rounding and the required calculation conventions.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Corporate Controller, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Corporate Controller have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Corporate Controller to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Corporate Controller, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007 and concluded that it is effective.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2007, and has expressed an unqualified opinion in their report which appears in this Form 10-K.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Corporate Controller have concluded that such controls and procedures are effective at the “reasonable assurance” level.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.

There is hereby incorporated by reference the information under the captions "Election of Directors," “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2007.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the caption "Executive Compensation" in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption "Principal Shareholders" in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2007.

Equity Compensation Plan Information

The following table provides information as of September 30, 2007 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)

Equity Compensation Plans Approved by Shareholders
Restated Employees’ Stock Incentive Plan	303,226	$10.39	290,901	(1)
1996 Employee Stock Purchase Plan	(2)	(2)	403,713
Equity Compensation Plans Not Approved by Shareholders (3)	-	-	-
Total	303,226	$10.39	694,614

(1)	The number of securities remaining may be used for issuance of either options or restricted stock.
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

(3)	There are no Equity Compensation Plans that have not been approved by Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2007.

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

3.      Exhibits:

(3)           Articles of Incorporation and Bylaws

(3.1)
Restated Articles of Incorporation (filed as Exhibit 3.1 to the Registration Statement on Form S-1 (Registration No. 33-63194) filed with the Securities and Exchange Commission on May 24, 1993 and incorporated herein by reference)

(3.2)
Registrant’s Amended and Restated Bylaws dated November 14, 2007 (filed as Exhibit 3.1(ii) to the Form 8-K filed with the Securities and Exchange Commission on November 20, 2007 and incorporated herein by reference)

(4)           Instruments defining the rights of security holders, including indentures

(4.1)
Registrant’s Second Amended and Restated Rights Agreement, dated as of November 13, 2007, between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 19, 2007 and incorporated herein by reference)

(10)           Material contracts

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

(10.4)*	Registrant's 1996 Employees' Stock Option Plan (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
(10.5)*	Registrant's 1996 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 2, 1996 and incorporated herein by reference)
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
(10.15)*
Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.16)
Credit Agreement, dated July 27, 2006, between Registrant and Wells Fargo HSBC Trade Bank, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 2, 2006 and incorporated herein by reference)

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

December 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles H. Stonecipher	December 14, 2007
Charles H. Stonecipher, Chairman

/s/ John E. Pelo	December 14, 2007
John E. Pelo, Director

/s/ Richard Lawrence	December 14, 2007
Richard Lawrence, Director

/s/ Michael L. Shannon	December 14, 2007
Michael L. Shannon, Director

/s/ Donald A. Washburn	December 14, 2007
Donald A. Washburn, Director

/s/ David M. Camp	December 14, 2007
David M. Camp, Director, President and Chief Executive Officer

KEY TECHNOLOGY, INC.

FORM 10-K
EXHIBIT INDEX

EXHIBIT
NUMBER

21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002