Form 10-Q
period 2007-12-31
KEY TECHNOLOGY INC
filed 2008-02-08
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2008 was 5,552,581 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 6.	Exhibits	21

SIGNATURES	22

EXHIBIT INDEX	23

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND SEPTEMBER 30, 2007

	December 31,	September 30,
	2007	2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$27,729	$27,880
Trade accounts receivable	13,637	14,020
Inventories:
Raw materials	8,535	7,104
Work-in-process and sub-assemblies	5,991	6,803
Finished goods	5,455	4,846
Total inventories	19,981	18,753
Deferred income taxes	2,105	2,120
Prepaid expenses and other assets	1,602	1,954
Total current assets	65,054	64,727
Property, plant and equipment, net	5,062	4,671
Deferred income taxes	8	-
Goodwill, net	2,524	2,524
Intangibles and other assets, net	3,248	3,575
Total	$75,896	$75,497

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,133	$5,692
Accrued payroll liabilities and commissions	6,336	6,663
Accrued customer support and warranty costs	1,868	1,946
Customer purchase plans	1,131	651
Income taxes payable	235	181
Other accrued liabilities	774	798
Customers' deposits	8,103	7,850
Total current liabilities	22,580	23,781
Long-term deferred rent	602	601
Other long-term liabilities	129	-
Deferred income taxes	235	722
Shareholders' equity:
Common stock	17,633	17,105
Retained earnings and other shareholders' equity	34,717	33,288
Total shareholders' equity	52,350	50,393
Total	$75,896	$75,497

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(in thousands, except per share data)

Net sales	$28,943	$22,609
Cost of sales	17,476	13,889
Gross profit	11,467	8,720
Operating expenses:
Sales and marketing	5,185	3,918
Research and development	2,034	1,670
General and administrative	2,656	1,909
Amortization of intangibles	327	327
Total operating expenses	10,202	7,824
Gain on sale of assets	32	37
Earnings from operations	1,297	933
Gain on sale of investment in joint venture	-	750
Other income	307	303
Earnings before income taxes	1,604	1,986
Income tax expense	514	420
Net earnings	$1,090	$1,566

Net earnings per share
- basic	$0.20	$0.30
- diluted	$0.20	$0.29

Shares used in per share calculations - basic	5,354	5,240

Shares used in per share calculations - diluted	5,501	5,361

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$1,090	$1,566
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on sale of joint venture	-	(750)
Gain on sale of assets	(32)	(37)
Foreign currency exchange (gain) loss	(134)	(157)
Depreciation and amortization	676	668
Share based payments	381	250
Excess tax benefits from share based payments	(250)	-
Deferred income taxes	151	401
Deferred rent	1	(13)
Bad debt expense	(4)	5
Changes in assets and liabilities:
Trade accounts receivable	494	(225)
Inventories	(1,063)	402
Prepaid expenses and other current assets	278	30
Income taxes receivable	74	60
Accounts payable	(1,605)	(796)
Accrued payroll liabilities and commissions	(785)	(149)
Accrued customer support and warranty costs	(99)	150
Income taxes payable	55	44
Other accrued liabilities	414	49
Customers’ deposits	217	804

Cash provided by (used in) operating activities	(141)	2,302

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	36	43
Purchases of property, plant, and equipment	(710)	(52)
Sale of investment in joint venture	-	750

Cash provided by (used in) investing activities	(674)	741

		(Continued)
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	$-	$(635)
Excess tax benefits from share based payments	250	-
Proceeds from issuance of common stock	345	126

Cash provided by (used in) financing activities	595	(509)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	69	67

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(151)	2,601

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	27,880	15,246

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$27,729	$17,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$2	$7
Cash paid (refunded) during the period for income taxes	$237	$(87)
Non cash financing activities:
Exchange of shares for statutory withholding	$428	$-

		(Concluded)
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements.  These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  The results of operations for the three-month period ended December 31, 2007 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2007 and the results of its operations and its cash flows for the three-month periods ended December 31, 2007 and 2006.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.	Stock compensation

During the three-month period ended December 31, 2007, the Company granted 13,551 shares of service-based stock awards.  The fair value of these ranged from $27.22 to $31.43 per share based on the fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service periods ranging from September 2010 through November 2010.  The Company also granted 2,000 shares of non-employee service-based stock awards during the quarter ended December 31, 2007.  The shares immediately vested and had a grant date fair value of $33.40 per share.

Stock compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended December 31,
	2007	2006
Cost of goods sold	$82	$31
Operating expenses	299	219
Total stock compensation expense	$381	$250

Stock compensation expense remaining capitalized in inventory at December 31, 2007 and 2006 was $35,000 and $26,000, respectively.

3.	Earnings per share

        The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended December 31, 2007			For the three months ended December 31, 2006
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$1,090	5,354	$0.20	$1,566	5,240	$0.30
Effect of dilutive securities:
Common stock options		69			86
Common stock awards		78			35
Diluted EPS:
Earnings plus assumed conversions	$1,090	5,501	$0.20	$1,566	5,361	$0.29

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met.  The following potential common shares at December 31, 2007 and 2006 were not included in the calculation of diluted EPS as they were anti-dilutive or the performance measurement has not been met:

	Three months ended December 31,
	2007	2006
Common shares from:
Assumed exercise of stock options	-	86,000
Assumed lapse of restrictions on:
- Service-based stock grants	-	-
- Performance-based stock grants	7,200	72,810
- Non-employee stock grants	-	-

The options expire on dates beginning in February 2008 through February 2015.  The restrictions on stock grants may lapse between February 2008 and November 2010.

4.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recognized a decrease of approximately $250,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the October 1, 2007 balance of retained earnings.

The amount of unrecognized tax benefits as of October 1, 2007 was approximately $91,000 which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since October 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002.

The Company is not currently under examination by any U.S. federal, state, or foreign jurisdictions and there are no expected material changes in the unrecognized tax benefit liability within the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented. The Company had accrued approximately $37,000 for the payment of interest and penalties at October 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

5.	Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended December 31,
	2007	2006
Components of comprehensive income:
Net earnings	$1,090	$1,566
Other comprehensive income -
Foreign currency translation adjustment, net of tax	89	85
Total comprehensive income	$1,179	$1,651

6.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2007 and 2006 (in thousands) is as follows:

	Three months ended December 31,
	2007	2006
Beginning balance	$1,433	$979
Warranty costs incurred	(585)	(505)
Warranty expense accrued	418	527
Translation adjustments	14	18
Ending balance	$1,280	$1,019

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

Bank guarantees and letters of credit

At December 31, 2007, the Company had standby letters of credit totaling $1.7 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $1.3 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries credit facility in Europe, a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $230,000 securing payments under a lease contract for a domestic production facility.  Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

Purchase Obligations

The Company has contractual obligations to purchase certain materials and supplies aggregating $686,000 by December 31, 2008.  As of December 31, 2007, the Company had purchased $577,000 of materials under contract.  The Company anticipates it will purchase the remaining $109,000 of obligations in the next twelve months.

7.	Future accounting changes

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the potential effects of this standard, although the Company does not expect the adoption of SFAS No. 157 to have a material effect on our financial position, results of operation, or cash flows.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to elect to measure certain financial instruments and other items at fair value.  The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments.  SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 to have a material effect on its financial position, results of operations or cash flows.

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

Forward-looking statements are subject to a number of risks and uncertainties.  The Company cautions investors not to place undue reliance on its forward-looking statements, which speak only as of the date on which they are made.  Key’s actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:
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

More information may be found in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K filed with the SEC on December 14, 2007, which item is hereby incorporated by reference.

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

Current period – first quarter of fiscal 2008

The results for the first quarter of fiscal 2008 showed continued growth in order volume, net sales and backlog.  Customer orders in the first quarter of fiscal 2008 of $35.0 million were up 50% over the first quarter of fiscal 2007.

The orders received during the quarter were an all-time record, up 4% from the previous record of $33.6 million set in the third quarter of fiscal 2007.  This increase in orders is attributable to several factors: the increasing global concern regarding food safety and security; the continuing decline of available labor in the food processing industry; the growth of our business in Latin America; the recovery of our business in Europe; and, finally, the continued confidence of our customers in the Company’s ability to provide processing solutions.

        Net sales of $28.9 million in the 2008 first fiscal quarter were $6.3 million, or 28% higher, compared to the corresponding quarter a year ago.  Ending backlog of $36.8 million was also at a record level, beating the prior record of $36.7 million set in the third fiscal quarter of 2007, and represented a 55% increase over the corresponding quarter a year ago.  Net earnings for the first quarter of fiscal 2008 were $1.1 million or $0.20 per diluted share.  Total net earnings for the same period last year were $1.6 million, or $0.29 per diluted share, which included a $750,000 gain, or $0.14 per share, from the sale of the Company’s 50% interest in its InspX joint venture.  During the fiscal 2008 first quarter, the Company continued to focus on its core business and growth initiatives:  to strengthen its presence in the pharmaceutical and nutraceutical market, to increase upgrade system sales, and to continue to establish its global market presence.

Additionally, the Company began work to implement a new global enterprise resource planning (“ERP”) system.  Implementation will be spread over a three-year period, with an estimated cost of $5.5 million including both internal and external resources.  A significant portion of these implementation costs will be capitalized.  Operating expenses of $124,000 were incurred during the first quarter of fiscal 2008.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectibility is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales.  In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectibility is reasonably assured.  At December 31, 2007, the Company had invoiced $2.1 million compared to $2.3 million at September 30, 2007 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectibility of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of December 31, 2007, the balance sheet included allowances for doubtful accounts of $419,000.  Amounts charged to bad debt expense for the three-month period ended December 31, 2007 and 2006 were ($4,000) and $5,000, respectively.  Actual charges to the allowance for doubtful accounts for the three-month period ended December 31, 2007 and 2006 were ($4,000) and $10,000, respectively.    If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment.  Write downs of excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At December 31, 2007, cumulative inventory adjustments to lower of cost or market totaled $1.9 million compared to $1.8 million as of September 30, 2007.  Amounts charged to expense to record inventory at lower of cost or market for the three-month period ended December 31, 2007 and 2006 were $87,000 and $15,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $16,000 and $435,000 for the three-month period ended December 31, 2007 and 2006, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of December 31, 2007, the Company held $10.8 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of products ranging between 90 days and five years, depending upon the product and contractual terms of sale.  The majority of product warranties are for periods between one and two years.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of December 31, 2007, the balance sheet included warranty reserves of $1.3 million, while $585,000 of warranty charges were incurred during the three-month period ended December 31, 2007, compared to warranty reserves of $1.0 million as of December 31, 2006 and warranty charges of $505,000 for the three-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At December 31, 2007, the Company had valuation reserves of approximately $510,000 consisting of $450,000 for deferred tax assets related to the sale of the investment in the InspX joint venture and the valuation reserve for notes receivable and contingent payments; and a net $60,000 for combined U.S., Australian and Chinese deferred tax assets and liabilities, primarily related to net operating loss carryforwards in those foreign jurisdictions.  There were no other valuation allowances at December 31, 2007 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2007 and thus far in fiscal 2008, there have been no significant changes in these estimates other than the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, as discussed further in this section.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

Adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recognized a decrease of approximately $250,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the October 1, 2007 balance of retained earnings.

The amount of unrecognized tax benefits as of October 1, 2007 was approximately $91,000 which, if ultimately recognized, will reduce the Company’s annual effective tax rate. There have been no material changes in unrecognized tax benefits since October 1, 2007.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2002.

The Company is not currently under examination by any U.S. federal, state, or foreign jurisdictions and there are no expected material changes in the unrecognized tax benefit liability within the next twelve months.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented. The Company had accrued approximately $37,000 for the payment of interest and penalties at October 1, 2007. Subsequent changes to accrued interest and penalties have not been significant.

Results of Operations

For the three months ended December 31, 2007 and 2006

New orders increased by $11.6 million, or 50%, to $35.0 million in the first quarter of fiscal 2008 compared to the same period a year ago.  Orders for optical systems were strong during the first quarter of fiscal 2008, increasing $4.1 million, or 38%, to $15.0 million from $10.9 million in the comparable quarter in fiscal 2007.  The increase was driven primarily by orders for system upgrades.  New orders for system upgrades were $6.3 million, up $2.9 million, or 86%, from the same period in the prior fiscal year.  Process system orders increased $7.8 million, or nearly 98%, during the first quarter of fiscal 2008 to $15.7 million.  The increase in process systems orders from the first quarter of fiscal 2007 was due to increased orders for vibratory products in both the US and Europe.  Orders for parts and service were $4.3 million, down slightly from $4.6 million in the same period in the prior year.

Total backlog increased to a record $36.8 million at the end of the first quarter of fiscal 2008.  Backlog was $13.1 million higher than at the corresponding point in the prior fiscal year and $100,000 higher than the previous record of $36.7 million set at the end of June 2007.  Backlog for automated inspection systems was up $3.0 million, or 20%, to $18.1 million at December 31, 2007 compared to December 31, 2006.  Automated inspection backlog increased by $1.6 million in pharmaceutical systems and by $1.2 million in system upgrades.  Process systems backlog was significantly higher compared to a year ago, increasing by $10.4 million, or 135%, to $18.2 million at the end of the first quarter of fiscal 2008.  The backlog increase for process systems occurred across the Company’s locations and products.  Backlog by product line at December 31, 2007 was 49.3% automated inspection systems,

49.4% process systems, and 1.3% parts and service, compared to 64.0% automated inspection systems, 32.7% process systems, and 3.3% parts and service on December 31, 2006.  The swing in backlog to more process systems was driven by large projects for various customers.

Net sales increased $6.3 million, or 28%, to $28.9 million in the first quarter of fiscal 2008 over the same quarter a year ago.  This was a new record sales level for a first quarter, up from the previous record of $22.6 million in the first quarter of fiscal 2007.  International sales for the three-month period were 59% of net sales compared to 44% in the corresponding prior period.  Increases in net sales occurred in automated inspection systems sales, up $3.1 million or 37%, and process systems sales, up $3.2 million or 33%.  Parts and service sales increased 1% over the prior year quarter.  The increase in automated inspection system sales resulted from upgrade systems, which increased $3.4 million to $5.1 million during the quarter compared to the same quarter a year ago.  The improvement in process systems sales resulted from increased shipments from the Company’s Netherlands manufacturing facility, up $1.9 million, or nearly 67%, to $4.8 million.  Automated inspection systems net sales, including upgrade systems, represented 40% of net sales compared to 38% of net sales in the first quarter of fiscal 2007.  Process systems represented 45% of net sales, compared to 43% during the first quarter of fiscal 2007, while parts and service net sales accounted for 15% of the more recent quarter's net sales, down from 19% in the same quarter a year ago.

Gross profit for the first quarter of fiscal 2008 was $11.5 million compared to $8.7 million in the corresponding period last year.  Gross profit, as a percentage of sales, increased to 39.6% compared to the 38.6% reported the same quarter of fiscal 2007.  Compared to the 37.5% gross profit margin for the fourth quarter of fiscal 2007, gross profit margins for the first quarter of fiscal 2008 increased by 2.1%.  The margin improved from both the prior quarter and the same quarter a year ago primarily a result of increased efficiency of manufacturing operations, reductions in warranty expenses, and the increase in sales of higher margin upgrade systems.

Operating expenses of $10.2 million for the first quarter of fiscal 2008 were 35.2% of sales compared with $7.8 million, or 34.6%, of sales for the first quarter of fiscal 2007.  Spending increased $2.4 million as a result of higher research and development spending, increased sales activity, additional general and administrative expenditures, and higher stock-based and incentive compensation expenses.  As previously announced, the Company plans to increase spending throughout fiscal 2008 on research and development to continue to expand capabilities to provide new and innovative solutions.  The Company continues to invest in sales and marketing efforts.  These efforts contributed to an order backlog increase of nearly $6 million during the first quarter of fiscal 2008.  The Company also experienced increased sales commissions due to a higher mix of sales through our outside sales representatives.  General and administrative expenses during the first quarter of fiscal 2008 were up compared to the prior year quarter, a result of meeting new regulatory requirements, increased recruiting expenses and work to implement a new global enterprise resource planning (“ERP”) system.

Other income for the first quarter of fiscal 2008 was $307,000 compared to $303,000 for the same period in fiscal 2007, primarily due to interest income and foreign exchange gains.  The first fiscal quarter of 2007 also included a $750,000 gain from the sale of the Company’s 50% interest in the InspX joint venture.

Net earnings for the quarter ending December 31, 2007 were $1.1 million, or $0.20 per diluted share.  Total net earnings for the same period last year were $1.6 million, or $0.29 per diluted share, which included a $750,000 gain, or $0.14 per share, from the sale of the Company’s 50% interest in its InspX joint venture.  In the first quarter of fiscal 2008, higher revenues and better gross margins were also partially offset by higher operating expenses.  The Company anticipates sales in the second quarter of fiscal 2008 will reflect the Company’s backlog entering the quarter.  Operating expenses are anticipated to remain higher in the second quarter of fiscal 2008 than the prior year to support the higher sales levels and the Company’s investments in research and development, as well as the new ERP system.

Liquidity and Capital Resources

For the three months ended December 31, 2007, net cash decreased by $151,000 to $27.7 million on December 31, 2007 from $27.9 million on September 30, 2007.  The Company used $141,000 of cash for operating activities during the three-month period ended December 31, 2007.  Investing activities consumed $674,000 of cash, a result of $710,000 in capital expenditures, while financing activities generated $595,000 of cash.  The effect of exchange rate changes on cash was a positive $69,000 during the first three months of fiscal 2008.

Cash used in operating activities during the three-month period ended December 31, 2007 was $141,000, a decrease of $2.4 million from cash provided by operating activities in the comparable period in fiscal 2007.  The primary contributor was the change in non-cash working capital.  In the first three months of the prior year, changes in non-cash working capital provided $369,000 of cash from operating activities.  During the first three months of fiscal 2008, changes in non-cash working capital used $2.0 million of cash from operating activities.  The major changes in current assets and current liabilities during the first three months of fiscal 2008 were increased inventories of $1.1 million, relating to higher production levels, and a decrease in accounts payable of $1.6 million, relating to the timing of vendor payments.  Reductions in accrued payroll liabilities and commissions of $785,000 due to annual payouts for profit sharing and incentive compensation plans, net of additional accruals for the current fiscal quarter were offset by $1.5 million provided by reductions in accounts receivable, prepaid expenses and other current assets, and increases in other accrued liabilities and customer deposits.

The net cash used in investing activities of $674,000 for the first three months of fiscal 2008 represents a $1.4 million change from the $741,000 net cash generated from investing activities in the corresponding period a year ago.  The major change in investing activities resulted from $750,000 in proceeds from the sale of the Company’s interest in the InspX joint venture during the first quarter of fiscal 2007.  In addition, the Company’s investments in property, plant and equipment increased by $658,000 in the first quarter of fiscal 2008 from the corresponding period a year ago.  The Company did not have any major commitments for capital equipment at December 31, 2007.  The Company is engaged in discussions with the Port of Walla Walla, its current landlord, about the possible long-term lease of a to-be-constructed office and multi-purpose building near its current facility in Walla Walla to meet anticipated space requirements.  The timing and outcome of these discussions are not known at this time.

Net cash provided by financing activities during the first three months of fiscal 2008 was $595,000, compared with net cash used of $509,000 during the corresponding period in fiscal 2007.  The net cash provided by financing activities during the first three months of fiscal 2008 resulted from excess tax benefits from share-based payments and proceeds from issuance of common stock for employee stock option exercises.  Financing activities during the first three months of the prior fiscal year included $635,000 used in the stock buy-back program partially offset by $126,000 generated from the issuance of common stock relating to employee stock option exercises.  No stock was purchased under the Company’s stock buy-back program in the first quarter of fiscal 2008.

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit.  The credit facility matures on June 30, 2009.  The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum.  At December 31, 2007, the interest rate would have been 5.5%.  The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets.  The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and an EBITDA coverage ratio.  The credit facility also restricts mergers and acquisitions, incurrence of additional indebtedness, transactions, including purchases and retirements, in the Company’s own common stock, without the prior consent of the Lender.  At December 31, 2007, the Company had no borrowings outstanding under the credit facility and $380,000 in standby letters of credit.  At December 31, 2007, the Company was in compliance with its loan covenants, and had received the consent of the lender for its stock repurchase program.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.7 million and includes an operating line of the lesser of $2.2 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.5 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At December 31, 2007, the interest rate was 7.05%.  At December 31, 2007, the Company had no borrowings under this facility and had received bank guarantees of $1.3 million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on December 31, 2007 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	$14,009	$1,472	$2,716	$2,636	$7,185
Purchase obligations	109	109	-	-	-
Total contractual cash obligations	$14,118	$1,581	$2,716	$2,636	$7,185

  (1)  The Company also has $93,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment can not be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At December 31, 2007, the Company had standby letters of credit totaling $1.7 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Future Accounting Changes

 In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the potential effects of this standard, although the Company does not expect the adoption of SFAS No. 157 to have a material effect on our financial position, results of operation, or cash flows.

In February 2007, the FASB issued Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  This Statement permits entities to elect to measure certain financial instruments and other items at fair value.  The fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments.  SFAS 159 requires additional financial statement presentation and disclosure requirements for those entities that elect to adopt the standard and is effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 159 to have a material effect on its financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar, Mexican Peso and Chinese Renminbi (RMB).

The terms of sales to European customers are typically denominated in either Euros or U.S. dollars.  The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Latin America and China, transactions denominated in those countries’ local currencies may increase.  For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At December 31, 2007, the Company was not a party to any currency hedging transaction.  As of December 31, 2007, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $290,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

As of December 31, 2007, the Euro gained a net of 2.3% in value against the U.S. dollar compared to its value at September 30, 2007.  During the three-month period ended December 31, 2007, changes in the value of the Euro against the U.S. dollar ranged between a 1.6% gain and a 2.5% gain for the period.  Other currencies also gained in value against the U.S. dollar.  The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of $89,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheet of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars and, to a lesser extent, the Australian dollar balance sheet of Key Technology Australia Pty. Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange gains of $134,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables, and cash carried on the balance sheet of the European, Australian, Chinese, and Mexican operations.

The U.S. dollar weakened during the three-month period ended December 31, 2007 and the U.S. dollar is still in a relatively weak position on the world markets.  A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales.  The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

Under the Company’s credit facilities, the Company may borrow at the lender’s prime rate between minus 175 basis points on its domestic credit facility and plus 175 basis points on its Euorpean credit facility.  At December 31, 2007, the Company had no borrowings which had variable interest rates.  During the three-month period then ended, interest rates applicable to its variable rate credit facilities ranged from 5.5% to 7.05%.  At December 31, 2007, the rate was 5.5% on its domestic credit facility and 7.05% on its European credit facility.  As of December 31, 2007 management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate facilities.

ITEM 4.                      CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Corporate Controller, have evaluated the disclosure controls and procedures relating to the Company at December 31, 2007 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended December 31, 2007 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Stock Repurchase Program (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31, 2007	0		0
November 1 - 30, 2007	0		0
December 1 - 31, 2007	0		0
Total	0		0	411,748

(1)	The Company initiated a stock repurchase program effective November 27, 2006. The Company may purchase up to 500,000 shares of its own common stock under the program.

ITEM 6.                      EXHIBITS

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: February 8, 2008	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2008	By /s/ James R. Brausen
James R. Brausen
Corporate Controller
(Principal Financial Officer and Principal Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

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