Form 10-Q
period 2008-03-31
KEY TECHNOLOGY INC
filed 2008-05-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, no par value, on April 30, 2008 was 5,626,652 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2008

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

SIGNATURES	25

EXHIBIT INDEX	26

PART I.  FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND SEPTEMBER 30, 2007

	March 31	September 30,
	2008	2007
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$25,375	$27,880
Trade accounts receivable	18,577	14,020
Inventories:
Raw materials	10,174	7,104
Work-in-process and sub-assemblies	6,678	6,803
Finished goods	6,941	4,846
Total inventories	23,793	18,753
Deferred income taxes	2,100	2,120
Prepaid expenses and other assets	2,187	1,954
Total current assets	72,032	64,727
Property, plant and equipment, net	5,528	4,671
Deferred income taxes	13	-
Goodwill, net	2,524	2,524
Intangibles and other assets, net	2,921	3,575
Total	$83,018	$75,497

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,139	$5,692
Accrued payroll liabilities and commissions	6,088	6,663
Customers' deposits	10,374	7,850
Accrued customer support and warranty costs	2,051	1,946
Customer purchase plans	926	651
Income taxes payable	350	181
Other accrued liabilities	529	798
Total current liabilities	27,457	23,781
Long-term deferred rent	603	601
Other long-term liabilities	137	-
Deferred income taxes	309	722
Shareholders' equity:
Common stock	18,290	17,105
Retained earnings and other shareholders' equity	36,222	33,288
Total shareholders' equity	54,512	50,393
Total	$83,018	$75,497

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(in thousands, except per share data)

Net sales	$29,110	$22,165
Cost of sales	17,813	13,822
Gross profit	11,297	8,343
Operating expenses:
Sales and marketing	4,989	4,193
Research and development	1,940	1,173
General and administrative	2,793	1,960
Amortization of intangibles	327	327
Total operating expenses	10,049	7,653
Gain on sale of assets	-	1
Earnings from operations	1,248	691
Other income	506	229
Earnings before income taxes	1,754	920
Income tax expense	561	312
Net earnings	$1,193	$608

Net earnings per share
- basic	$0.22	$0.12
- diluted	$0.22	$0.11

Shares used in per share calculations - basic	5,437	5,218

Shares used in per share calculations - diluted	5,531	5,326

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(in thousands, except per share data)

Net sales	$58,053	$44,774
Cost of sales	35,288	27,712
Gross profit	22,765	17,062
Operating expenses:
Sales and marketing	10,174	8,111
Research and development	3,974	2,843
General and administrative	5,450	3,868
Amortization of intangibles	654	654
Total operating expenses	20,252	15,476
Gain on sale of assets	32	38
Earnings from operations	2,545	1,624
Gain on sale of investment in joint venture	-	750
Other income	813	532
Earnings before income taxes	3,358	2,906
Income tax expense	1,074	732
Net earnings	$2,284	$2,174

Net earnings per share
- basic	$0.42	$0.41
- diluted	$0.42	$0.41

Shares used in per share calculations - basic	5,395	5,239

Shares used in per share calculations - diluted	5,496	5,346

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,284	$2,174
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Gain on sale of joint venture	-	(750)
Gain on sale of assets	(32)	(38)
Foreign currency exchange (gain) loss	(234)	(265)
Depreciation and amortization	1,367	1,295
Share based payments	742	451
Excess tax benefits from share based payments	(499)
Deferred income taxes	(186)	911
Deferred rent	2	(28)
Bad debt expense	(2)	(3)
Changes in assets and liabilities:
Trade accounts receivable	(4,220)	(905)
Inventories	(4,318)	(1,136)
Prepaid expenses and other current assets	(174)	129
Income taxes receivable	(39)	(370)
Accounts payable	1,304	(485)
Accrued payroll liabilities and commissions	(741)	524
Customers’ deposits	2,324	2,574
Accrued customer support and warranty costs	24	229
Income taxes payable	673	42
Other accrued liabilities	(50)	196
Other	9	1

Cash provided by (used in) operating activities	(1,766)	4,546

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	36	44
Purchases of property, plant, and equipment	(1,426)	(271)
Sale of investment in joint venture	-	750

Cash provided by (used in) investing activities	(1,390)	523

		(Continued)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2008 AND 2007

	2008	2007
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$-	$(1)
Repurchases of common stock	-	(1,303)
Excess tax benefits from share based payments	499	-
Exchange of shares for statutory withholding	(639)	-
Proceeds from issuance of common stock	612	588

Cash provided by (used in) financing activities	472	(716)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	179	113

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,505)	4,466

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	27,880	15,246

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$25,375	$19,712

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$2	$10
Cash paid during the period for income taxes	$621	$149

		(Concluded)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements.  These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2007.  The results of operations for the three and six-month periods ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2008 and the results of its operations and its cash flows for the three and six-month periods ended March 31, 2008 and 2007.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

2.	Stock compensation

During the six-month period ended March 31, 2008, the Company granted 56,338 shares of service-based stock awards.  The fair value of these grants ranged from $26.80 to $36.25 per share based on the fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service periods ranging from October 2008 through March 2011.  During the six-month period ended March 31, 2008, the Company also granted 26,603 shares of performance-based stock awards.  The fair value of these grants ranged from $34.74 to $34.97 per share based on the fair market value at the grant date.  The restrictions on these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2010 and continuous employment through December 15, 2010.  The Company also granted 2,000 shares of non-employee service-based stock awards during the quarter ended December 31, 2007.  The shares immediately vested and had a grant date fair value of $33.40 per share.

Stock compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Cost of goods sold	$54	$52	$136	$82
Operating expenses	307	150	606	369
Total stock compensation expense	$361	$202	$742	$451

Stock compensation expense remaining capitalized in inventory at March 31, 2008 and 2007 was $24,000 and $32,000, respectively.

3.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended March 31, 2008			For the three months ended March 31, 2007
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$1,193	5,437	$0.22	$608	5,218	$0.12
Effect of dilutive securities:
Common stock options		49			82
Common stock awards		45			26
Diluted EPS:
Earnings plus assumed conversions	$1,193	5,531	$0.22	$608	5,326	$0.11

	For the six months ended March 31, 2008			For the six months ended March 31, 2007
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$2,284	5,395	$0.42	$2,174	5,239	$0.41
Effect of dilutive securities:
Common stock options		59			87
Common stock awards		42			20
Diluted EPS:
Earnings plus assumed conversions	$2,284	5,496	$0.42	$2,174	5,346	$0.41

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive or performance-based restricted stock awards if the performance measurement has not been met.  The following potential common shares at March 31, 2008 and 2007 were not included in the calculation of diluted EPS as they were anti-dilutive or the performance measurement has not been met:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Common shares from:
Assumed exercise of stock options	-	56,000	-	71,000
Assumed lapse of restrictions on:
- Service-based stock grants	31,104	1,250	31,104	36,000
- Performance-based stock grants	35,408	70,810	35,408	70,810

The options expire on dates beginning in May 2008 through February 2015.  The restrictions on stock grants may lapse between August 2008 and March 2011.

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

5.	Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Components of comprehensive income:
Net earnings	$1,193	$608	$2,284	$2,174
Other comprehensive income -
Foreign currency translation adjustment, net of tax	312	31	401	116
Total comprehensive income	$1,505	$639	$2,685	$2,290

6.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2008 and 2007 (in thousands) is as follows:

	Six months ended March 31,
	2008	2007
Beginning balance	$1,433	$979
Warranty costs incurred	(1,156)	(973)
Warranty expense accrued	1,006	916
Translation adjustments	43	19
Ending balance	$1,326	$941

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

Bank guarantees and letters of credit

At March 31, 2008, the Company had standby letters of credit totaling $1.8 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $1.4 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries credit facility in Europe, a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $230,000 securing payments under a lease contract for a domestic production facility.  Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

Purchase Obligations

The Company had contractual obligations to purchase certain materials and supplies aggregating $686,000 by December 31, 2008.  As of March 31, 2008, the Company had fulfilled its obligations under the contract.  Subsequent to the end of the second quarter of fiscal 2008, the Company entered into a commitment to acquire capital equipment of approximately $700,000.

7.	Future accounting changes

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the potential effects of this standard, although the Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial position, results of operation, or cash flows.

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

Current period – second quarter of fiscal 2008

The results for the second quarter of fiscal 2008 showed continued growth in order volume, net sales and backlog compared to the same period in the prior fiscal year.  Customer orders in the second quarter of fiscal 2008 of

$39.4 million were up 22% over orders of $32.3 million in the second quarter of fiscal 2007.  The orders received during the second quarter of fiscal 2008 were an all-time record, up 12% from the previous record of $35.0 million set in the first quarter of fiscal 2008.  This increase in orders is attributable to several factors: the increasing global concern regarding food safety and security; the continuing decline of available labor in the food processing industry; the growth of our business in the North America, Latin America and Europe; and, finally, the continued confidence of our customers in the Company’s ability to provide processing solutions.

Net sales of $29.1 million in the second fiscal quarter of 2008 were $6.9 million, or 31%, higher compared to net sales of $22.2 million in the corresponding quarter a year ago.  Backlog of $47.2 million at the end of the second fiscal quarter of 2008 was also at a record level, exceeding the prior record of $36.8 million set in the first fiscal quarter of 2008, and represented a $13.3 million, or 39%, increase over ending backlog of $33.9 million in the corresponding quarter a year ago.  Net earnings for the second quarter of fiscal 2008 were $1.2 million or $0.22 per diluted share.  Net earnings for the same period last year were $608,000, or $0.11 per diluted share.  During the second quarter of fiscal 2008, the Company continued to focus on growing market share and revenues in its established markets and geographies, strengthening its presence in the pharmaceutical and nutraceutical market, increasing upgrade system sales, and continuing to establish its global market presence.

Additionally, the Company began work to implement a new global enterprise resource planning (“ERP”) system.  Implementation will be spread over a three-year period, with an estimated cost of $5.5 million, including both internal and external resources.  A significant portion of these implementation costs will be capitalized.  Operating expenses of $430,000 and capital expenditures of approximately $251,000 related to the ERP implementation were incurred during the second quarter of fiscal 2008.

First six months of fiscal 2008

The results for the first half of fiscal 2008 also showed continued growth in order volume and net sales compared to the same period in the prior fiscal year.  Customer orders for the first half of fiscal 2008 were $74.4 million which represented an $18.7 million, or 34%, increase over customer orders of $55.7 million in the same period in fiscal 2007.  This increase in orders related to the growth of our business primarily in North America, Europe and Latin America.

Net sales of $58.1 million for the first six months of fiscal 2008 were $13.3 million, or 30%, higher compared to net sales of $44.8 million in the corresponding period a year ago.  Net earnings for the first half of fiscal 2008 were $2.3 million, or $0.42 per diluted share.  Net earnings for the corresponding period last year were $2.2 million, or $0.41per diluted share.  Net earnings in the first half of fiscal 2007 included a $750,000 gain, or $0.14 per share, from the sale of the Company’s InspX joint venture.

For the first half of fiscal 2008, the Company incurred operating expenses of $554,000 and capital expenditures of approximately $625,000 associated with the implementation of the ERP system.  Cumulative ERP-related capital expenditures and operating expenses, including amounts incurred in fiscal 2007, are $1.3 million and $554,000, respectively.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales.  In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At March 31, 2008, the Company had invoiced $4.1 million compared to $2.3 million at September 30, 2007 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries, and by obtaining credit insurance on specific transactions.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of March 31, 2008, the balance sheet included allowances for doubtful accounts of $441,000.  Amounts charged to bad debt expense for the six-month period ended March 31, 2008 and 2007 were ($2,000) and ($3,000), respectively.  Actual charges to the allowance for doubtful accounts for the six-month period ended March 31, 2008 and 2007 were ($4,000) and $37,000, respectively.    If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, work in process, finished goods and demonstration equipment.  Write downs of excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At March 31, 2008, cumulative inventory adjustments to lower of cost or market totaled $1.8 million compared to $1.8 million as of September 30, 2007.  Amounts charged to expense to record inventory at lower of cost or market for the six-month period ended March 31, 2008 and 2007 were $185,000 and $179,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $292,000 and $825,000 for the six-month period ended March 31, 2008 and 2007, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of March 31, 2008, the Company held $11.0 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of products ranging between 90 days and five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of March 31, 2008, the balance sheet included warranty reserves of $1.3 million, while $1.2 million of warranty charges were incurred during the six-month period ended March 31, 2008, compared to warranty reserves of $941,000 as of March 31, 2007 and warranty charges of $973,000 for the six-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At March 31, 2008, the Company had valuation reserves of approximately $510,000 consisting of $450,000 for deferred tax assets related to the sale of the investment in the InspX joint venture and the valuation reserve for notes receivable and contingent payments; and a net $60,000 for combined U.S., Australian and Chinese deferred tax assets and liabilities, primarily related to net operating loss carryforwards in those foreign jurisdictions.  There were no other valuation allowances at March 31, 2008 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2007 and thus far in fiscal 2008, there have been no significant changes in these estimates other than the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, as discussed further below.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements established in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Results of Operations

For the three months ended March 31, 2008 and 2007

Orders increased by $7.1 million, or 22%, to $39.4 million in the second quarter of fiscal 2008 compared to new orders of $32.3 million in the same period a year ago.  Orders for automated inspection systems remained strong during the second quarter of fiscal 2008, increasing $2.2 million, or 15%, to $16.6 million from $14.4 million in the comparable quarter in fiscal 2007.  The increase was driven by orders in Europe, Latin America and China.  Process system orders increased $3.9 million, or nearly 29%, during the second quarter of fiscal 2008 to $17.4 million compared to $13.5 million in the second quarter of fiscal 2007.  The increase in process systems orders over the second quarter of fiscal 2007 was due to significantly increased orders for vibratory products in both North America and Latin America.  Orders for parts and service were $5.4 million, up 23% from $4.4 million for the same period in the prior year.

Total backlog increased to a record $47.2 million at the end of the second quarter of fiscal 2008.  Backlog was $13.4 million higher than at the corresponding point in the prior fiscal year, and $10.4 million higher than the previous record of $36.8 million set at the end of the first quarter of fiscal 2008.  Backlog for automated inspection systems was up $3.7 million, or 18%, to $23.6 million at March 31, 2008 compared to $19.9 million at March 31, 2007.  The increased automated inspection systems backlog included increases in pharmaceutical systems, the new Manta product, and system upgrades.  Process systems backlog increased by $9.7 million, or 73%, to $22.9 million at the end of the second quarter of fiscal 2008 compared to $13.2 million at the same time a year ago.  The backlog increase for process systems was primarily related to vibratory products.  Backlog by product line at March 31, 2008 was 50.0% automated inspection systems, 48.5% process systems, and 1.5% parts and service, compared to 58.9% automated inspection systems, 39.1% process systems, and 2.0% parts and service on March 31, 2007.  The swing in backlog to more process systems was driven by orders related to large projects for various customers.

Net sales increased $6.9 million, or 31%, to $29.1 million in the second quarter of fiscal 2008 over the $22.2 million in net sales recorded in the same quarter a year ago.  This was a new record sales level for a second quarter, up from the previous record of $22.2 million in the second quarter of fiscal 2007.  International sales for the three-month period were 46% of net sales compared to 41% in the corresponding prior year period.  Increases in net sales occurred in automated inspection systems sales, up $1.1 million, or 12%; process systems sales, up $5.0 million, or 62%; and parts and service sales, up $823,000, or 18%, over the prior year quarter.  The significant increase in process system sales was the result of increased shipments in vibratory products.  Automated inspection systems net sales, including upgrade systems, represented 37% of net sales in the second quarter of fiscal 2008 compared to 43% of net sales in the second quarter of fiscal 2007.  Process systems represented 45% of net sales in the second quarter of fiscal 2008 compared to 37% during the second quarter of fiscal 2007, while parts and service net sales accounted for 18% of the more recent quarter's net sales, down from 20% in the same quarter a year ago.

Gross profit for the second quarter of fiscal 2008 was $11.3 million compared to $8.3 million in the corresponding period last year.  Gross profit in the second quarter of fiscal 2008, as a percentage of sales, increased to 38.8% compared to the 37.6% reported the same quarter of fiscal 2007.  The margin improvement from the same quarter a year ago was primarily a result of increased efficiency of manufacturing operations and favorable material price variances, somewhat offset by the mix of increased sales of lower margin process systems.

Operating expenses of $10.0 million for the second quarter of fiscal 2008 were 34.5% of sales compared with $7.7 million, or 34.5%, of sales for the second quarter of fiscal 2007.  Spending increased $2.4 million as a result of higher research and development spending, increased sales activity, additional general and administrative expenses, and higher stock-based compensation expenses.  As previously announced, the Company plans to increase spending throughout fiscal 2008 on research and development to continue to expand capabilities and to provide new and innovative solutions.  The Company continues to invest in sales and marketing efforts, which contributed to an order backlog increase during the second quarter of fiscal 2008.  The Company also experienced increased sales commissions in the second quarter of fiscal 2008 due to a higher mix of sales through our outside sales representatives.  General and administrative expenses during the second quarter of fiscal 2008 were up compared to the prior year quarter, a result of meeting new regulatory requirements including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, increased recruiting expenses and work to implement a new global enterprise resource planning system.

Other income for the second quarter of fiscal 2008 was $506,000 compared to $229,000 for the same period in fiscal 2007, primarily due to interest income, foreign exchange gains and gains from reductions of other liabilities.

Net earnings for the quarter ending March 31, 2008 were $1.2 million, or $0.22 per diluted share.  Net earnings for the same period last year were $608,000, or $0.11 per diluted share.  In the second quarter of fiscal 2008, higher revenues and better gross margins were also partially offset by higher operating expenses.  Operating expenses are anticipated to remain higher in the third quarter of fiscal 2008 than in the prior year to support the higher sales levels and the Company’s investments in research and development, as well as the new ERP system.

For the six months ended March 31, 2008 and 2007

New orders for the first six months of fiscal 2008 increased $18.7 million, or 34%, to $74.4 million compared to orders of $55.7 million for the first half of fiscal 2007.  Orders for process systems increased $11.7 million, or nearly 55%, to over $33.1 million compared to $21.4 million in fiscal 2007.  The increase in process systems orders in the first half of fiscal 2008 over the first half of fiscal 2007 was due to increased orders for vibratory products in North America, Europe and Latin America.  Orders for automated inspection systems increased approximately $6.2 million, or nearly 25%, to $31.5 million compared to $25.3 million in fiscal 2007.  This increase was driven primarily by system upgrades and increased orders in Europe and Latin America.  New orders for system upgrades were $9.6 million, up $1.7 million, or 22%, from $7.9 million in the prior year.  Orders for parts and service were $9.7 million, up $746,000, or 8%, from $9.0 million in the prior year.

Net sales in the first half of fiscal 2008 increased by $13.3 million, or 30%, to $58.1 million compared to $44.8 million for the same period in fiscal 2007.  International sales for the more recent six-month period were 52% of net sales compared to 43% for the first half of fiscal 2007.  Increases in total net sales for the first six months of fiscal 2008 compared to the same period in the prior year occurred in process systems sales, up $8.2 million, or 46%; automated inspection systems sales, up $4.2 million, or 23%; and parts and service sales, up $865,000, or 10%.  The increase in process system sales was primarily the result of increased shipments of vibratory products.  The increase in automated inspection systems sales resulted significantly from upgrade sales, which increased $2.7 million to $8.3 million in the first six months of fiscal 2008 compared to the same period in the prior year.  Automated inspection systems net sales, including upgrade systems, represented 38% of net sales in the first half of fiscal 2008 compared to 40% of net sales in the first half of fiscal 2007.  Process systems represented 45% of net sales in the first half of fiscal 2008 compared to 40% of net sales in the first six months of fiscal 2007.  Parts and service accounted for 17% of net sales in the first half of fiscal 2008, down from 20% for the same period in fiscal 2007.

Gross profit for the first six months of fiscal 2008 was $22.8 million compared to $17.1 million in the corresponding period last year.  Gross profit as a percentage of sales in the first half of fiscal 2008 increased to 39.2%, compared to the 38.1% reported for the same period of fiscal 2007.  The margin improvement for the first six months of fiscal 2008 compared to the same period in fiscal 2007 was primarily a result of increased efficiency of manufacturing operations and favorable material price variances, partially offset by the mix of increased sales of lower margin process systems.

Operating expenses of $20.3 million for the first six months of fiscal 2008 were 34.9% of sales compared with $15.5 million, or 34.6%, of sales for the first half of fiscal 2007.  Spending increased by $4.8 million as a result of higher research and development spending, increased sales activity, additional general and administrative expenditures, and higher stock-based and incentive compensation expenses.  The Company plans to increase spending throughout fiscal 2008 on research and development to continue to expand capabilities and to provide new and innovative solutions.  The Company continues to invest in sales and marketing efforts.  These efforts have contributed to an order backlog increase of $16.3 million in the first six months of fiscal 2008.  The Company also experienced increased sales commissions due to a higher mix of sales through our outside sales representatives.  General and administrative expenses during the first six months of fiscal 2008 increased compared to the prior year as a result of meeting new regulatory requirements, increased recruiting expenses and work to implement the global ERP system.

Other income for the first half of fiscal 2008 was $813,000 compared to $1.3 million for the same period in fiscal 2007.  Other income consisted primarily of interest income, foreign exchange gains and gains from reductions in other liabilities.  The first half of fiscal 2007 included a $750,000 gain from the sale of the Company’s 50% interest in the InspX joint venture.

Net earnings for the first six months of fiscal 2008 were $2.3 million, or $0.42 per diluted share.  The net earnings for the same period in fiscal 2007 were $2.2 million, or $0.41 per diluted share, which included a $750,000 gain, or $0.14 per share, from the sale of the Company’s 50% interest in its InspX joint venture.  In the first half of fiscal 2008, higher revenues and better gross margins were also significantly offset by the higher operating expenses.  Operating expenses are anticipated to remain higher in the second half of fiscal 2008 than in the prior year to support the higher sales levels and the Company’s investments in research and development, as well as the new ERP system.

Liquidity and Capital Resources

For the six months ended March 31, 2008, net cash decreased by $2.5 million to $25.4 million on March 31, 2008 from $27.9 million on September 30, 2007.  The Company used $1.8 million of cash for operating activities during the six-month period ended March 31, 2008.  Investing activities consumed $1.4 million of cash, a result of $1.4 million in capital expenditures, while financing activities generated $472,000 of cash.  The effect of exchange rate changes on cash was a positive $179,000 during the first six months of fiscal 2008.

Cash used in operating activities during the six-month period ended March 31, 2008 was $1.8 million compared to $4.5 million of cash provided by operating activities for the comparable period in fiscal 2007.  The primary contributor was the change in non-cash working capital.  In the first six months of fiscal 2007, changes in non-cash working capital provided $798,000 of cash from operating activities.  During the first six months of fiscal 2008, changes in non-cash working capital used $5.2 million of cash from operating activities.  The major changes in current assets and current liabilities during the first six months of fiscal 2008 were increased trade receivables of $4.2 million, increased inventories of $4.3 million related to higher production levels, new product introductions and increased deferred revenues.  These were offset by an increase in accounts payable of $1.3 million and customer deposits of $2.3 million.  In addition, there were reductions in accrued payroll liabilities and commissions of $741,000 due to annual payouts for profit sharing and incentive compensation plans.

The net cash used in investing activities of $1.4 million for the first six months of fiscal 2008 represents a $1.9 million change from the $523,000 of net cash generated from investing activities in the corresponding period a year ago.  The major change in investing activities resulted from the $750,000 in proceeds from the sale of the Company’s interest in the InspX joint venture during the first quarter of fiscal 2007.  In addition, the Company’s investments in property, plant and equipment increased by $1.2 million in the first half of fiscal 2008 from the corresponding period a year ago, the largest component of which relates to investments in a new ERP system.  Subsequent to the end of the second quarter of fiscal 2008, the Company entered into a commitment to acquire capital equipment of approximately $700,000.

Net cash provided by financing activities during the first half of fiscal 2008 was $472,000, compared with net cash used of $716,000 during the corresponding period in fiscal 2007.  The net cash provided by financing activities during the first six months of fiscal 2008 resulted from excess tax benefits from share-based payments and proceeds from issuance of common stock for employee stock option exercises, offset by the exchange of shares for statutory withholding.  Financing activities during the first six months of the prior fiscal year included $1.3 million used in the stock repurchase program partially offset by $588,000 generated from the issuance of common stock relating to employee stock option exercises.  No stock was purchased under the Company’s stock repurchase program in the first half of fiscal 2008.

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit.  The credit facility matures on June 30, 2009.  The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum.  At March 31, 2008, the interest rate would have been 3.5%.  The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets.  The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and an EBITDA coverage ratio.  The credit facility also restricts mergers and acquisitions, incurrence of additional indebtedness, and transactions, including purchases and retirements, in the Company’s own common stock, without the prior consent of the Lender.  At March 31, 2008, the Company had no borrowings outstanding under the credit facility and $380,000 in standby letters of credit.  At March 31, 2008, the Company was in compliance with its loan covenants, and had received the consent of the lender for its stock repurchase program.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $4.0 million and includes an operating line of the lesser of $2.4 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.6 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At March 31, 2008, the interest rate was 7.15%.  At March 31, 2008, the Company had no borrowings under this facility and had received bank guarantees of $1.4 million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on March 31, 2008 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	$13,826	$1,499	$2,771	$2,678	$6,878
Total contractual cash obligations	$13,826	$1,499	$2,771	$2,678	$6,878

  (1)  The Company also has $95,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment can not be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At March 31, 2008, the Company had standby letters of credit totaling $1.8 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Future Accounting Changes

 In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the potential effects of this standard, although the Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial position, results of operation, or cash flows.

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

The terms of sales to European customers are typically denominated in either Euros or U.S. dollars.  The terms of sales to customers in Australia are typically denominated in their local currency. The Company expects that its standard terms of sale to international customers, other than those in Europe and Australia, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Latin America and China, transactions denominated in those countries’ local currencies may increase.  For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At March 31, 2008, the Company was not a party to any currency hedging transaction.  As of March 31, 2008, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $310,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

As of March 31, 2008, the Euro gained a net of 9.7% in value against the U.S. dollar compared to its value at September 30, 2007.  During the six-month period ended March 31, 2008, changes in the value of the Euro against the U.S. dollar ranged between a 2.3% gain and a 9.7% gain for the period.  Other currencies also gained in value against the U.S. dollar.  The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of $401,000, net of income tax, were recognized as a component of comprehensive income for the first six months of fiscal 2008 as a result of converting the Euro denominated balance sheet of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars and, to a lesser extent, the conversion of the Australian dollar balance sheet of Key Technology Australia Pty. Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co. Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte Ltd., and the Peso balance sheet of Productos Key Mexicana into U.S. dollars.

•
Foreign exchange gains of $234,000 for the first six months of fiscal 2008 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables, and cash carried on the balance sheet of the European, Australian, Chinese, Singapore, and Mexican operations.

The U.S. dollar weakened during the six-month period ended March 31, 2008 and the U.S. dollar is still in a relatively weak position on the world markets.  A relatively weaker U.S. dollar on the world markets makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales.  The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S.

Under the Company’s credit facilities, the Company may borrow at the lender’s prime rate minus 175 basis points or LIBOR plus 100 basis points on its domestic credit facility and at the lender’s prime rate plus 175 basis points on its European credit facility.  At March 31, 2008, the Company had no borrowings which had variable interest rates.  During the six-month period then ended, interest rates applicable to its variable rate credit facilities ranged from 3.5% to 7.15%.  At March 31, 2008, the rate was 3.5% on its domestic credit facility and 7.15% on its European credit facility.  As of March 31, 2008 management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate facilities.

ITEM 4.                      CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the disclosure controls and procedures relating to the Company at March 31, 2008 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended March 31, 2008 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Stock Repurchase Program (1)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31, 2008	0		0
February 1 - 29, 2008	0		0
March 1 - 31, 2008	0		0
Total	0		0	411,748

(1)	The Company initiated a stock repurchase program effective November 27, 2006. The Company may purchase up to 500,000 shares of its own common stock under the program.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on February 8, 2008.  Shareholders took the following actions at the meeting:

1.	The shareholders voted to elect the following nominees to the Company’s Board of Directors:

	Votes For	Votes Withheld
David M. Camp	3,498,138	1,447,843
Richard Lawrence	3,822,032	1,123,949

There were no broker non-votes.

Other directors whose terms of office as a director continued after the meeting are as follows:

John E. Pelo
Michael L. Shannon
Charles H. Stonecipher
Donald A. Washburn

2.
The shareholders voted to approve the proposed amendment to Article II of the Company’s Restated Articles of Incorporation by the affirmative vote of 3,324,990 shares, with 51,707 shares voting against the proposal and 2,629 shares abstaining.  There were 1,566,655 broker non-votes.  The amendment changes the designation of the Company’s shares of common stock and series preferred stock from $0.01 par value per share to shares without par value.  The change in par value will not change the number of authorized shares of the Company’s common stock or series preferred stock.

3.
The shareholders voted to approve the proposed amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock from 15 million total authorized shares to 45 million total authorized shares by the affirmative vote of 3,098,466 shares, with 1,842,919 shares voting against the proposal and 4,592 shares abstaining.  There were no broker non-votes.

4.
The shareholders voted to approve the proposed amendments to the 2003 Restated Employees’ Stock Incentive Plan by the affirmative vote of 2,399,668 shares, with 592,901 shares voting against the proposal and 386,757 shares abstaining.  There were 1,566,655 broker non-votes.  The amendments increase the number of shares of Common Stock authorized for issuance under the Plan by 200,000 shares, and add a new section related to performance-based awards of restricted stock intended to qualify awards of performance-based restricted stock for exclusion from the limits on deductible compensation under Section 162(m) of the Internal Revenue Code.

5.
The shareholders voted to ratify the appointment by the Audit committee of the Board of Directors of Grant Thornton LLP as the Company’s independent auditors for fiscal 2008 by the affirmative vote of 4,921,957 shares, with 22,860 shares voting against the proposal and 1,164 shares abstaining.  There were no broker non-votes.

ITEM 6.                      EXHIBITS

3.1	Restated Articles of Incorporation of Key Technology, Inc. (As of May 6, 2008)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: May 9, 2008	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By /s/ John J. Ehren
John J. Ehren
Chief Financial Officer and Senior Vice President
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2008

EXHIBIT INDEX

Exhibit

3.1	Restated Articles of Incorporation of Key Technology, Inc. (As of May 6, 2008)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002