Form 10-K
period 2008-09-30
KEY TECHNOLOGY INC
filed 2008-12-12
CIK 906193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended September 30, 2008
or
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
_____________________________________________
Securities registered pursuant to Section 12(g) of the Act:
None

Indicated by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    Yes  ☐ No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2008 (based on the last sale price of such shares) was approximately $156,144,255.

There were 5,257,621 shares of the Registrant's common stock outstanding on December 5, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement dated on or about January 5, 2009 prepared in connection with the Annual Meeting of Shareholders to be held on February 4, 2009 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2008 FORM 10-K

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements are subject to a number of risks and uncertainties.  The Company cautions investors not to place undue reliance on its forward-looking statements, which speak only as to the date on which they are made.  Key’s actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:
•	current worldwide economic conditions may adversely affect the Company’s business and results of operations, and the business of the Company’s customers;
•	adverse economic conditions, particularly in the food processing industry, either globally or regionally, may adversely affect the Company's revenues;
•	the loss of any of the Company’s significant customers could reduce the Company’s revenues and profitability;
•	the Company is subject to pricing pressure from its larger customers which may reduce the Company’s profitability;
•	the failure of any of the Company's independent sales representatives to perform as expected would harm the Company's net sales;
•	the Company may make acquisitions that could disrupt the Company’s operations and harm the Company’s operating results;
•
issues arising during the implementation of the Company's enterprise resource planning (“ERP”) system could affect the Company’s operating results and ability to manage the Company’s business effectively;

•	if the Company's ERP system is not implemented properly, it could cause errors in the Company's financial reporting;
•	the Company's international operations subject the Company to a number of risks that could adversely affect the Company’s revenues, operating results and growth;
•	competition and advances in technology may adversely affect sales and prices;
•	failure of the Company’s new products to compete successfully in either existing or new markets;
•	the Company's inability to retain and recruit experienced personnel may adversely affect the Company’s business and prospects for growth;
•	the loss of members of the Company’s management team could substantially disrupt the Company’s business operations;
•	the inability of the Company to protect the Company’s intellectual property, especially as the Company expands geographically, may adversely affect the Company’s competitive advantage;
•
intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company by third parties may adversely affect the Company’s results of operations and the Company’s customer relations;

•	the Company's dependence on certain suppliers may leave the Company temporarily without adequate access to raw materials or products;
•	the limited availability and possible cost fluctuations of materials used in the Company’s products could adversely affect the Company’s gross profits; and
•	the price of the Company's common stock may fluctuate significantly and this may make it difficult for shareholders to resell common stock when they want or at prices they find attractive.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  The Company disclaims any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

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

Net sales for the year ended September 30, 2008 were $134.1 million compared with $107.5 million for fiscal 2007.  The Company reported net earnings for fiscal 2008 of $7.5 million, or $1.35 per diluted share, compared with net earnings of $7.4 million, or $1.37 per diluted share, for fiscal 2007, which included a $750,000 gain, or $0.14 per share, from the 2007 sale of the Company’s 50% interest in its InspX joint venture.  Export and international sales for the fiscal years ended September 30, 2008, 2007 and 2006 accounted for 50%, 46% and 51% of net sales in each such year, respectively.

Industry Background

Food Processing Industry

The Company’s primary market is the food processing industry.  Food processors must process large quantities of product through different stages, including sorting to remove foreign material and defective pieces, and inspection for product quality and safety.  The frequency and severity of defects in the product is highly variable depending upon local factors affecting crops.  Historically, defect removal and quality control in the food processing industry have been labor intensive and dependent upon and limited by the variability of the work force.  The industry has sought to replace manual methods with automated systems that achieve higher yield, improve product quality and safety, and reduce costs.

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

The largest markets for the Company’s products have been processors of potatoes, vegetables and fruit.  The Company believes many additional applications for its systems exist in both food and non-food markets.

The principal potato market served by the Company’s systems is french fries.  French fries comprise a significant portion of the frozen potato products processed annually in the United States.  The expansion of American-style fast food chains in other countries is resulting in continued development of the frozen french fry market overseas.  Current domestic investment in new french fry processing facilities has flattened relative to historical levels, largely in response to changing consumer preferences.  However, investments in process yield enhancement and in greater process throughputs from existing plants remain significant items for the Company and its customers in the potato market.  The Company’s recent diversification strategies have resulted in less dependence on this industry although it continues to be a strategically important market.

The Company’s products are used in the fruit and vegetable processing market where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets.  Principal fruit and vegetable markets for the Company are green beans, corn, carrots, peas, onions, apples, pears, cranberries, peaches, pre-prepared, ready-to-eat salads and vegetables, dehydrated fruits and vegetables, nuts, and fresh-cut fruit products.

The Company believes the food processing companies are financially strong, yet are faced with the need to improve profitability while satisfying external pressures to hold constant or reduce prices for their own products and provide safer products to the consuming public.  Since the Company’s equipment results in higher process yields, improved product quality and safety, as well as reduced processing costs, the Company believes these companies will have increased interest in the Company’s products to satisfy these needs, allowing for expanded sales into the food processing industry in future years.  Due to the seasonal nature of the food processing industry, the Company does experience some seasonality of orders and shipments.  Orders and shipments for this industry in the Company’s first two fiscal quarters of the year tend to be lower than during the Company’s other fiscal quarters.  Demand for the Company’s products remained strong during fiscal 2008 due to positive market and geographical opportunities, and new product introductions by the Company.

Non-food Industries – Tobacco, Pharmaceuticals and Nutraceuticals

Processors in non-food industries also implement systems solutions to reduce costs, increase yields, and produce higher quality products.  The Company’s primary non-food markets are the tobacco industry and the pharmaceutical/nutraceutical industry.

In fiscal 2008, the tobacco industry represented less than 5% of the Company’s sales.  The Company’s products provide tobacco companies sorting capability to remove foreign matter from a stream of stripped tobacco.

In fiscal 2008, the pharmaceutical and nutraceutical industries also represented less than 5% of the Company’s sales.  The Company’s products provide pharmaceutical and nutraceutical manufacturers with capabilities to verify correct doses and meet acceptable quality levels for finished products.

Products

The following table sets forth sales by product category for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2008		2007		2006
Automated inspection systems	$55,968	42%	$46,858	44%	$30,264	36%
Process systems	56,603	42%	40,947	38%	34,925	41%
Parts and service	21,515	16%	19,735	18%	19,651	23%
Net sales	$134,086	100%	$107,540	100%	$84,840	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service.

The following table sets forth the percent of the total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2008	2007	2006
Automated inspection systems	45%	51%	44%
Process systems	37%	30%	30%
Parts and service	18%	19%	26%
Total gross margin	100%	100%	100%

Upgrades of automated inspection systems are included with automated inspection systems.

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and remove defects and foreign materials from production lines, most often during processing of raw and semi-finished products.  The Company’s product families within this group include the following:  Manta™, Tegra® and Optyx®, which are used in a variety of applications and industries; Tobacco Sorter™ 3  tobacco sorting systems used in tobacco threshing and primary processing; ADR® automatic defect removal systems used in the french fry industry; and Optyx®SG used in the pharmaceutical and nutraceutical industry.

The Company’s automated inspection systems incorporate object-based sorting technology that recognizes not only color, size and shape characteristics, but also density and fluorescence sensing.  This capability provides a solution to previously difficult sorting problems, such as differentiation between green beans and green bean stems.  To ease operation, the sorters are equipped with application-specific software packs called KeyWare®, which are designed for a single product category.  Object Linking and Embedding for Process Control (“OPC”)-compliant network communication software, introduced in 2008, allows the systems to easily interface with plant networks, extending machine monitoring and communication control capabilities beyond the plant floor to the control room.  The systems operate on Key’s advanced G6 electro-optical platform, which features a controller, modular vision engine and high-resolution cameras.  Modular designs and the use of industry-wide connectivity standards ease future upgrades to keep the systems up to date and performing optimally as technology advances.

Nearly all systems in this group use proprietary linear array, charged coupled device (“CCD”) monochromatic, color or multi-spectral cameras.  Additionally, Manta and Optyx can be equipped with Raptor Laser Technology or FluoRaptor™, a fluorescence-sensing laser, in combination with the cameras.  The cameras and laser-sensors scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 8,000 times per second and can identify defects as small as 1/128 of an inch in diameter.  Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product.  Systems with color cameras are required when a variety of defect and product colors occur simultaneously, when the difference in shading between the defective and the good product is more subtle, and when shape sorting is required.  Multi-spectral systems can utilize infrared or ultraviolet technologies, individually or in combination with visible light, to identify defects that are best differentiated from good product outside the visible light spectra.  Systems with laser technology detect foreign matter based on differences in the structural properties of the objects, regardless of color or shape.

Manta.  Introduced in 2008, Manta is the Company’s highest capacity optical sorter.  Featuring high-resolution inspection and a 79-inch scan width within a space-saving footprint, Manta handles up to 60,000 pounds of processed vegetables or fruit per hour.  With the highest number of sensors and image processing modules, Manta maintains the high resolution of the finest narrow-belt sorters on its wider, higher-capacity frame.  Key can configure Manta with up to eight top-mounted color or Vis/IR (visible infrared) cameras and up to two top-mounted Raptor or FluoRaptor lasers.  Optional bottom-mounted sensors can be added to meet the specific needs of each application.  Manta’s dynamic design supports on-belt viewing as well as off-belt, in-air viewing.  In addition to processed vegetables and fruit, Manta is being developed for other industry applications.

Tegra System.  Inspecting product in-air using cameras configured in a tilted-X geometry that look at oblique angles, Tegra views product from all sides.  A unique metal-mesh catenary C-belt® uses gravity and centrifugal force

 – not friction – to gently accelerate, stabilize and launch product into the inspection zone.  Ideal for highly three-dimensional products such as slices, dices and larger round objects that may have small defects on one surface, applications include potato products, green beans, dried beans, corn, carrots, pears, peaches and coffee.  Tegra is available with a 60-inch wide platform to sort up to 45,000 pounds of product an hour and a 30-inch wide platform to sort up to 22,500 pounds of product an hour, depending on the product.

Optyx System.  Using a combination of on-belt and in-air sorting, Optyx is a versatile family of sorters that can be equipped with cameras or a combination of cameras and lasers.  The lower cost Optyx 3000 series features a 24-inch scan width to sort up to 18,000 pounds of product an hour, offering the power and sorting capabilities of a larger sorter in an economical and compact machine ideal for smaller processors and lower volume processing lines.  The Optyx 6000 series features a 48-inch scan width to sort up to 36,000 pounds of product an hour.  Optyx sorters have gained strong acceptance in segments of the fruit, vegetable, processed potato, dried fruit, nut, and snack food markets. Additionally, Optyx has been placed in applications inspecting pharmaceuticals, nutraceuticals, tobacco and recycled commodities such as paper and plastic.

Laser-sensing technology, including the Company’s Raptor Laser Technology and FluoRaptor, a fluorescence-sensing laser, can be integrated into Manta and Optyx sorters, along with cameras.  Color cameras enable the sorter to analyze size and shape and millions of subtle color differences while the lasers detect foreign matter based on differences in the structural properties of the objects, regardless of color or shape.  Combining color sorting with laser technology achieves the most complete sort, maximizing the removal of defects and foreign matter.  Raptor is ideal for a variety of fresh, frozen and dried fruits and vegetables, including frozen potato products, tree nuts, raisins and other foods.  FluoRaptor inspects product based on differing levels of chlorophyll and is ideal for a variety of fresh and frozen vegetables and potato products.

Tobacco Sorter 3.  The tobacco industry has special requirements in the handling and sorting of its tobacco products, which vary in size and moisture content and other properties depending upon the type of product being produced and the point of handling and inspection.  Key’s Tobacco Sorter 3 (TS3) utilizes a specially constructed frame, enclosure and material handling arrangement to meet the specific product inspection requirements of this industry.  TS3 recognizes millions of colors, detecting and removing foreign materials, as well as subtle product defects from strip tobacco, tobacco stem and other leafy product (such as tea). This technology helps achieve high purity standards to reduce exposure to product liability claims.  TS3 has been installed in North America, Latin America, Europe and Asia.

ADR System.  Featuring a belt conveyor, LED light source, Vis/IR cameras, air-actuated knives on a patented rotary cutter and Iso-Flo® vibratory conveyor, ADR 5 aligns, singulates, inspects and trims defects from peeled and peel-on French fries and removes the defects from the product stream.  The Company believes its ADR system is the principal defect removal system used in the french fry processing industry.  ADR 5 combines the wide footprint of ADR III with the high speed accuracy of ADR 4 to handle as much as 17,000 to 27,000 pounds of product per hour, depending on the cut size.  The system can also cut excessively long strips to control product length, a function especially valuable for fast-food products.  In 2008, ADR®First was introduced which gives french fry processors the capability of using the ADR earlier in the primary processing line than it has traditionally been placed.

Pharmaceutical and Nutraceutical Inspection Systems.  In fiscal 2007, the Company introduced the OptyxSG/P and OptyxSG/N inspection systems, the Impulse™ size grading system, and the PulseScrubber® softgel polishing system.  In fiscal 2008, pharmaceutical and nutraceutical customers successfully installed and qualified all of these products, including validations required for GAMP (Good Automated Manufacturing Practices) and 21CFR11 required by the FDA.  The Company also introduced its concept of Continuous Softgel Finishing Lines which is based on replacement of individual, manual processing steps with continuous processes that use the Company's Impulse/P size grader, PulseScrubber, and OptyxSG system together in one continuous line.  In fiscal 2008, the Company sold several systems in this configuration which indicates growing acceptance of this concept for the pharmaceutical and nutraceutical industry.

The OptyxSG/P enables the Company to offer a fully FDA 21CFR11-compliant, high-volume inspection solution to solid dose pharmaceutical manufacturing.  Applicable to over the counter and prescription drugs, the OptyxSG/P meets validation requirements pharmaceutical customers face when selecting automation for their FDA-

regulated production lines.  The OptyxSG/N is targeted at the nutraceutical market and includes many of the features of the OptyxSG/P without the specific enhancements required for the regulated pharmaceutical market.

The Impulse/P, derived from the Company’s Impulse vibratory conveyor technology, provides high-volume vibratory size grading that complements other automation solutions like the OptyxSG-series.  Since the introduction of the Impulse/P solid dose size grading product line, the Company continues to build toward more comprehensive “full line” solutions.

The PulseScrubber product is targeted at the softgel manufacturing segment and provides a fully-automated, high-volume continuous-flow alternative to traditional batch-oriented softgel polishing.  Like the Impulse/P, the PulseScrubber complements other systems to provide customers the economic benefits of highly-integrated continuous automation.

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

Process Systems

Conveying and process systems are utilized worldwide throughout processing industries to move and process product within a production plant.  The Company’s conveying and process systems include the SmartShaker® vibratory solutions of Iso-Flo® and Impulse™ branded conveyor systems, Farmco rotary grading systems, Turbo-Flo® steam blanchers, Freshline products for fresh-cut, and additional conveying and processing equipment.  The functions of these product lines include conveying, transferring, distributing, aligning, feeding, metering, separating and grading, as well as blanching, cooking, pasteurizing, cooling, cleaning, washing, drying and packaging.  The process systems group includes standard products as well as custom designed equipment.

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

Rotary grading systems. The mechanical sizing, sorting, separating, and grading products manufactured at the Redmond, Oregon manufacturing site are used in many food processing and fresh vegetable packing operations.  These rotary sizing and grading technologies optimize yield, increase packaging efficiency, and improve product quality by either removing oversized, undersized and small irregular-shaped pieces of product from the line or separating product into predetermined size categories.  In combination with other Company-provided equipment, these products increase overall line efficiency and systems capability.

Preparation Systems.  The Company designs and manufactures preparation systems to prepare products prior to cooking, freezing, canning or other processing.  Products in this group include air cleaners, air coolers, vegetable metering and blending systems, and bulk handling equipment.  These products represent the Company’s most mature product line.  Sales of these products over the years have formed a customer base for sales of other Company products and are also establishing a customer base in developing geographic markets.

Preparation system revenues may also include a variety of third-party supplied equipment and installation services which are sold as components of larger processing lines, for which the Company has assumed turn-key sales responsibility.  In addition, the process systems group includes other custom designed conveying and raw food sizing, grading, and preparation equipment.

Freshline products.  This product line addresses the fresh-cut produce industry by providing a range of low to high volume equipment, including low to high volume washers and automatic dryers.  This range of processing solutions consists of individual machines and large-scale production lines with automated control systems.

Parts and Service

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

Engineering, Research and Development

At September 30, 2008, the Company’s research and development department had 49 employees who conduct new product research and development and sustaining engineering for released products.  The Company’s technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

At September 30, 2008, the Company’s project engineering department had 43 employees engaged in project engineering for custom systems.  The project engineering teams are responsible for engineering and designing the details of each custom order.  A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams as well as the manufacturing department.

In fiscal 2008, the Company’s research and development expenses, together with engineering expenses not applied to the manufacturing costs of products, were approximately $8.7 million, compared to $5.5 million and $6.4 million in 2007 and 2006, respectively.

Manufacturing

The Company maintains two domestic manufacturing facilities, one located in Walla Walla, Washington and one in Redmond, Oregon.  The Company also has a European manufacturing facility located in The Netherlands.

The Company’s current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Finite Element Analysis (FEA), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies.  Manufacturing activities include process engineering; fabrication, welding, finishing, and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration.  The following table provides a summary of the Company’s manufacturing locations and manufacturing floor space:

Location	Manufacturing Size in Square Feet	Products/Services Produced
Walla Walla, Washington	132,000	Automated Inspection Process Systems Parts and Service
Redmond, Oregon	17,000	Process Systems Parts and Service
Beusichem, The Netherlands	38,000	Process Systems Parts and Service

The Company manufactures certain of its products to Underwriters Laboratories and United States Department of Agriculture standards.  Certain of the Company’s products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards.  Certain products for the pharmaceutical/nutraceutical industry are FDA 21CFR11-compliant and designed using GAMP4 guidelines.  The Company’s domestic facilities were recertified to the ISO 9001:2000 standard in 2006.

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

Sales and Marketing

The Company markets its products worldwide both directly and through independent sales representatives.  In fiscal 2008, sales by independent sales representatives accounted for approximately 26% of the Company's consolidated net sales.  In North America, the Company operates sales offices in Walla Walla, Washington; Medford, Oregon; Redmond, Oregon; and Santiago de Querétaro, Mexico.  The Company’s subsidiary, Key Technology B.V., provides sales and service to European and Middle Eastern and South African customers.  The Company’s subsidiary, Key Technology Australia Pty Ltd., provides sales and service to customers primarily in Australia and New Zealand.  The Company’s subsidiary Productos Key Mexicana S. de R.L. de C.V. provides sales and service to customers in Mexico, Central and South America.  The Company’s subsidiary, Key Technology (Shanghai) Trading Company Ltd., provides sales and service to customers in greater China.  The Company supplies products from both product groups - automated inspection systems and process systems - to customers in its primary markets through common sales and distribution channels.  In addition, the Company supplies parts and service through its worldwide service organization.

Most exports of products manufactured in the United States for shipment into international markets, other than Europe, have been denominated in U.S. dollars.  Sales into Europe of systems, spare parts and service, as well as products manufactured in Europe, are generally denominated in European currencies, most commonly Euros.  As the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company’s products in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding export and international sales is set forth in Note 14 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2008

During fiscal 2008, 2007 and 2006, sales to our largest customer, McCain Foods, represented approximately 14%, 9% and 17% of total net sales, respectively.  During fiscal 2008, sales to Frito-Lay were approximately 13% of total net sales.  While the Company believes that its relationship with these customers is satisfactory, the loss of these customers could have a material adverse effect on the Company’s revenues and results of operations.

Backlog

The Company’s backlog as of September 30, 2008 and September 30, 2007 was approximately $33.8 million and $30.9 million, respectively.  The Company schedules production based on firm customer commitments and forecasted requirements.  The Company includes in backlog only those customer orders for which it has accepted purchase orders.

Competition

The markets for automated inspection systems and process systems are highly competitive.  Important competitive factors include price, performance, reliability, and customer support and service.  The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices.  Certain of the Company’s competitors may have substantially greater financial, technical, marketing and other resources.  The Company’s principal competitors are believed to be Heat & Control, Inc. and its subsidiaries, BEST N.V., Sortex Ltd. and Kiremko B.V.  The Company has encountered additional small competitors entering its markets, including the introduction of potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies.  As the Company enters new markets, it expects to encounter additional new competitors.

Patents and Trademarks

The Company currently holds forty-three United States patents issued from 1991 through 2008, and twelve other national patents issued by other countries.  The first of these patents expires in calendar 2009, and the Company believes that expiration will not have a significant effect on the Company.  As of December 5, 2008, fourteen other national patent applications have been filed and are pending in the United States and other countries, and three international or regional applications have been filed that are awaiting the national phase.  The Company has forty registered trademarks and six pending applications for trademarks.

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

Employees

At September 30, 2008, the Company had 612 full-time employees, including 297 in manufacturing, 92 in engineering, research and development, 153 in marketing, sales and service, and 66 in general administration and finance.  A total of 140 employees are located outside the United States.  The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products.  Of the total employees at September 30, 2008, fifteen were contract employees.  None of the Company’s employees in the United States are represented by a labor union.  The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union.  The Company has never experienced a work stoppage, slowdown or strike.

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

Current worldwide economic conditions may adversely affect the Company’s business and results of operations, and the business of the Company’s customers.

The Company’s business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel new orders and sales commitments previously made to us.  Recent economic difficulties in the United States credit markets and certain international markets may lead to an economic recession in some or all of the markets in which the Company operates.  A recession or even the risk of a potential recession may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made.

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:

•	adversely affect the Company’s expansion plans;
•	impair the financial condition of some of the Company’s customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers;
•	negatively affect global demand for the Company’s customers' products, particularly in the food industry, which could result in a reduction of sales, operating income and cash flows;
•	negatively affect the Company’s customer’s ability to get financing, which could result in a reduction in sales, operating income and cash flows;
•	decrease the value of the Company’s cash investments in marketable securities;
•	make it more difficult or costly for the Company to obtain financing for the Company’s operations or investments;
•	negatively affect the Company’s risk management activities if the Company is required to record losses related to financial instruments or experience counterparty failure;
•	require asset write-downs; or
•	impair the financial viability of the Company’s insurers.

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

The loss of any of the Company’s significant customers could reduce the Company’s revenues and profitability.

The Company does have significant, strategic customers and the Company anticipates that its operating results may continue to depend on these customers for the foreseeable future.  The loss of any one of those customers, or a significant decrease in the volume of products they purchase from the Company, could adversely affect the Company's revenues and materially adversely affect its profitability.  Any difficulty in collecting outstanding amounts due from one of those customers may also harm the Company's sales.  In addition, sales to any particular large customer may fluctuate significantly from quarter to quarter causing fluctuations in the Company’s quarterly operating results.

The Company is subject to pricing pressure from its larger customers which may reduce the Company’s profitability.

The Company faces significant pricing pressures from its larger customers.  Because of their purchasing volume, the Company’s larger customers can influence market participants to compete on price terms.  Such customers also use their buying power to negotiate lower prices.  If the Company is not able to offset price reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, such price reductions may have an adverse effect on the Company’s profit margins and net earnings.

The failure of any of the Company's independent sales representatives to perform as expected would harm the Company's net sales.

In fiscal 2008, sales by independent sales representatives accounted for approximately 26% of the Company's consolidated net sales.  If the Company's independent sales representatives fail to market, promote and sell the Company’s products adequately, the Company's business will be adversely affected.  The Company's independent sales representatives could reduce or discontinue sales of its products, or they may not devote the resources necessary to sell the Company's products in the volumes and within the time frames that the Company expects, either of which events could adversely affect the Company's revenues and net earnings.

The Company may make acquisitions that could disrupt the Company’s operations and harm the Company’s operating results.

The Company may in the future make acquisitions of businesses that offer products, services, or technologies that the Company believes would complement its business.  Acquisitions present significant challenges and risks and there can be no assurances that the Company will manage acquisitions successfully.  Acquisitions involve numerous risks, including:

•	significant potential expenditures of cash, stock, and management resources;
•	difficulty achieving the potential financial and strategic benefits of the acquisition;
•	difficulties in integrating acquired operations or products, including the potential loss of key employees from the acquired business;
•	difficulties and costs associated with integrating and evaluating the information systems and internal control systems of the acquired business;
•	impairment of assets related to goodwill resulting from the acquisition, and reduction in the Company’s future operating results from amortization of intangible assets;
•	diversion of management's attention from the Company’s core business, including loss of management focus on marketplace development;
•	potential difficulties in complying with foreign regulatory requirements, including multi-jurisdictional competition rules;
•	adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers and customers of the acquired business;
•	assumption of liabilities, known and unknown, related to litigation and other legal process involving the acquired business;
•	entering geographic areas or distribution channels in which the Company has limited or no prior experience; and
•	those risks related to general economic and political conditions.

There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any acquisition, or that any acquisition that we do consummate will prove to be successful.

Issues arising during the implementation of the Company's enterprise resource planning system could affect the Company’s operating results and ability to manage the Company’s business effectively.

The Company is in the process of implementing an enterprise resource planning, or ERP, system in the near future to enhance operating efficiencies and provide more effective management of the Company's business operations.  If the Company experiences problems with the implementation of the ERP system, the resulting disruption could adversely affect the Company's sales, manufacturing processes, results of operations and financial condition.  Implementing the Company's ERP system involves numerous risks, including:

•	the possibility that the complexities related to switching certain management information functions to the ERP system will be greater than expected;
•	the possibility that the implementation could disrupt operations if the transition to the ERP system creates new or unexpected difficulties, or if the ERP system does not perform as expected;
•	difficulties integrating the new ERP system with the Company's current operations;
•	potential delays in processing customer orders for shipment of products;
•	diversion of management's attention from normal daily business operations;
•	dependence on an unfamiliar system while the Company continues to train employees on the ERP system; and
•	increased operating expenses resulting from training, conversion and transition support activities.

If the Company's ERP system is not implemented properly, it could cause errors in the Company's financial reporting.

The Company may experience difficulties in transitioning to the ERP system that could disrupt its ability to timely and accurately process and report key components of the Company's results of operations, financial position and cash flows.  Any disruptions or difficulties that may occur in connection with implementing, making changes to or enhancing the Company's ERP system could also adversely affect its ability to complete the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

The Company's international operations subject the Company to a number of risks that could adversely affect the Company’s revenues, operating results and growth.

The Company conducts business outside the United States, which subjects it to the risks inherent in international operations.  In fiscal 2008, the Company's international sales represented approximately 50% of its consolidated net sales, compared to 46% of its consolidated net sales in fiscal 2007.  Risks inherent in international operations include the following:

•	unexpected changes in regulatory requirements;
•
restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas, customs duties and tariffs, or trade barriers erected by either the United States or other countries where the Company does business);

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes;
•	changes in import or export licensing requirements;
•	longer payment cycles;
•	transportation delays;
•	pricing pressure that the Company may experience internationally;

•	economic downturns, civil disturbances or political instability;
•	geopolitical turmoil, including terrorism or war;
•	currency restrictions and exchange rate fluctuations;
•	difficulties and costs of staffing and managing geographically disparate operations;
•	changes in labor standards;
•	laws and business practices favoring local companies;
•	limitations on the Company's ability under local laws to protect its intellectual property;
•	changes in domestic and foreign tax rates and laws; and
•	difficulty in obtaining sales representatives and servicing products in foreign countries.

Competition and advances in technology may adversely affect sales and prices.

The markets for the Company’s products are competitive.  Advances in technology may remove some barriers to market entry, enabling additional competitors to enter the Company’s markets.  Such additional competition could force the Company to reduce prices to remain competitive, and decrease the Company’s profits, having a material adverse affect on the Company’s business and financial condition.  There can be no assurance that the Company will be able to continue to compete effectively in the future.

The Company’s new products may not compete successfully in either existing or new markets, which would adversely affect sales.

The future success and growth of the Company is dependent upon its ability to develop, market, and sell products and services in certain food processing markets as well as to introduce new products into other existing and potential markets.  There can be no assurance the Company can successfully penetrate these potential markets or expand into new international markets with its current or new and future products.  Many of the Company’s competitors manufacture their products in jurisdictions with substantially lower corporate tax rates than in the United States which adversely affects the Company’s ability to compete in certain potential markets.

The Company's inability to retain and recruit experienced personnel may adversely affect the Company’s business and prospects for growth.

The Company's success depends in part on the skills and experience of its key employees.  The loss of services of such employees could adversely affect the Company's business until suitable replacements can be found.  In addition, the Company's headquarters are located in Walla Walla, Washington, a small, relatively remote geographic location.  As such, there may be a limited number of individuals locally with the requisite skill and experience, and the Company has from time-to-time experienced difficulty recruiting individuals from larger metropolitan areas. Consequently, the Company may not be able to retain and recruit a sufficient number of qualified individuals on acceptable terms to maintain its business or achieve planned growth.

The loss of members of the Company’s management team could substantially disrupt the Company’s business operations.

Our success depends to a significant degree upon the continued individual and collective contributions of our management team.  A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers.  These individuals are integral to our success based on their expertise and knowledge of our business and products.  The loss of the services of members of the management team and other key employees could have a material adverse effect on the Company.

The inability to protect the Company’s intellectual property, especially as the Company expands geographically, may adversely affect the Company's competitive advantage.

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

The technologies used by the Company may infringe the patents or proprietary technology of others, and the Company has been required in the past to initiate litigation to protect its patents.  The cost of enforcing the Company’s patent rights in lawsuits that it may bring against infringers or of defending itself against infringement charges by other patent holders or other third parties, including customers, may be high and could have an adverse effect on the Company’s results of operations and its customer relations.

The Company's dependence on certain suppliers may leave the Company temporarily without adequate access to raw materials or products.

The Company relies on third-party domestic and foreign suppliers for certain raw materials and component products, particularly in the Company’s automated inspection equipment product line.  Several of these suppliers are the single source of the raw material or component provided to the Company.  The Company does not have long-term contracts with any supplier.  The Company may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable.  The loss of a key vendor may force the Company to purchase its necessary raw materials and components in the open market, which may not be possible or may be at higher prices, until it could secure another source.  There is no assurance that the terms of any subsequent supply arrangements the Company may enter into would be as favorable as the supply arrangements the Company currently has in place.  If the Company is unable to replace a key supplier, it may face delays in delivering finished products, which could have an adverse effect on the Company’s sales and financial performance.

The limited availability and possible cost fluctuations of materials used in the Company's products could adversely affect the Company's gross margins.

Certain basic materials, such as stainless steel, are used extensively in the Company’s product fabrication processes.  Such basic materials have in the recent past been subject to worldwide shortages or price fluctuations related to the supply of or demand for raw materials, such as nickel, which are used in their production by the Company’s suppliers.  A significant increase in the price or decrease in the availability of one or more of these components, subassemblies or basic materials could adversely affect the Company’s results of operations.

The price of the Company's common stock may fluctuate significantly, and this may make it difficult for shareholders to resell common stock when they want or at prices they find attractive.

The Company expects that the price of its common stock could fluctuate as a result of a variety of factors, many of which are beyond its control.  These factors include:

•	quarterly variations in the Company's operating results;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments involving the Company or its competitors;
•	changes in expectations as to the Company's future financial performance;
•	the operating and securities price performance of other companies that investors believe are comparable to the Company;
•	future sales of the Company's equity or equity-related securities;

•	changes in general conditions in the Company's industry and in the economy, the financial markets and the domestic or international political situation; and
•	departures of key personnel.

In addition, in recent periods the stock market in general has experienced unprecedented price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance.  These broad market fluctuations may adversely affect the Company's stock price, regardless of its operating results.

ITEM 2.             PROPERTIES.

The Company owns or leases the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	173,000	Owned (1)	n/a	n/a
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2012	2017
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2013	Renewable in 5 year increments
Beusichem, The Netherlands	Parts warehouse, future manufacturing expansion	18,000	Owned (2)	n/a	n/a

(1)	Subsequent to the end of the fiscal year, the Company purchased this facility.
(2)	Subsequent to the end of the fiscal year, the Company approved a plan to list this property with a broker and sell this facility.

The Company also has leased office space for sales and service and other activities in Medford, Oregon, Dingley, Australia, Shanghai, China, Santiago de Querétaro, Mexico and Rotselaar, Belgium.

The Company considers all of its properties suitable for the purposes for which they are used.

ITEM 3.             LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business.  As of December 5, 2008, the Company was not a party to any material legal proceedings.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Common Stock

Shares of the Company’s common stock are quoted on the Nasdaq Global Market under the symbol “KTEC”.  The following table shows the high and low sales prices per share of the Company’s common stock by quarter for the two most recent fiscal years ending September 30, 2008:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2008
First Quarter	$36.250	$25.000
Second Quarter	$38.830	$25.870
Third Quarter	$39.470	$27.860
Fourth Quarter	$35.310	$21.230
Fiscal year ended September 30, 2007
First Quarter	$15.230	$11.311
Second Quarter	$16.870	$13.500
Third Quarter	$23.100	$15.190
Fourth Quarter	$30.950	$21.170

The source of these quotations for the Company’s common stock was the Nasdaq OnlineSM Internet site.

The Company had approximately 2,174 beneficial owners of its common stock, of which 228 are of record, as of December 5, 2008.

The Company has not historically paid dividends on its common or preferred stock.  The Board of Directors presently intends to continue its policy of retaining earnings for reinvestment in the operations of the Company.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of the Company during the quarter ended September 30, 2008 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Stock Repurchase Program
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2008	0	-	0
August 1-31, 2008	3,307	$ 32.95	0
September 1-30, 2008	1,906	$23.70	0
Total	5,213	$29.56	0	411,748(2)

(1)	Represents shares of restricted stock surrendered to satisfy tax withholding obligations.
(2)
 The Company initiated a stock repurchase program effective November 27, 2006.  The Company was authorized to purchase up to 500,000 shares of its common stock under the program.  Pursuant to the program, the Company repurchased 88,252 shares in fiscal 2007.  The Company did not repurchase any shares in fiscal 2008.  Subsequent to the end of fiscal 2008, the Board of Directors restored the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  During the period from October 1, 2008 through December 5, 2008, the Company purchased an additional 388,511 shares at an average price of $12.32 per share.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC., THE RUSSELL MICROCAP INDEX, AND PEER GROUPS

TOTAL RETURN ANALYSIS
	9/30/2003	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008
Key Technology	$ 100.00	$ 94.79	$ 119.63	$ 107.66	$ 253.54	$ 199.63
New Peer Group	$ 100.00	$ 151.68	$ 161.24	$ 148.03	$ 227.34	$ 300.86
Old Peer Group *	$ 100.00	$ 153.38	$ 176.69	$ 192.47	$ 344.57	$ 351.84
Russell Microcap	$ 100.00	$ 114.86	$ 134.35	$ 143.77	$ 157.69	$ 122.17

OLD PEER GROUP:  Cognex Corp., Perceptron, Inc., Flir Systems, Inc., Flow International Corp., Elbit Vision Systems Ltd., PPT Vision, Inc., Robotic Vision Systems, Inc., FMC Technologies, Inc.**

NEW PEER GROUP:  Cognex Corp., Perceptron, Inc., Flir Systems, Inc., Elbit Vision Systems Ltd., PPT Vision, Inc., Robotic Vision Systems, Inc., John Bean Technologies Corporation, K-Tron International, Inc.

* In reviewing its’ current “old” Peer Group, the Company believes that it is no longer representative of the Company’s Peers for performance comparison purposes. The Company believes that the “new” Peer Group, as listed above, is a more appropriate representation of its’ Peers. Thus, beginning with the 2009 Form 10-K, the Company will replace the “old” Peer Group with the “new” Peer Group.

** FMC Technologies, currently included in the “old” Peer Group, spun off John Bean Technologies Corporation in July of 2008. As a result, the Company has removed FMC Technologies from the Peer Group, and replaced it with John Bean Technologies Corporation, whose line of business it believes to be much closer to that of the Company.

ITEM 6.                      SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2008 has been derived from the audited consolidated financial statements of the Company.  The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.

	Fiscal Year Ended September 30,
	2008	2007	2006	2005	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net sales	$134,086	$107,540	$84,840	$80,322	$80,610
Cost of sales	80,893	66,099	53,041	49,145	46,887
Gross profit	53,193	41,441	31,799	31,177	33,723
Operating expenses	42,952	32,839	31,743	27,193	28,295
Gain on sale of assets	81	23	109	28	5
Income from operations	10,322	8,625	165	4,012	5,433
Other income (expense)	666	1,961	(980)	(419)	(132)
Earnings (loss) from continuing operations before income taxes	10,988	10,586	(815)	3,593	5,301
Income tax (benefit) expense	3,515	3,176	(22)	902	1,617
Net earnings	7,473	7,410	(793)	2,691	3,684
Assumed dividends on mandatorily redeemable preferred stock	--	--	--	(33)	(69)
Net earnings (loss) available to common shareholders	$7,473	$7,410	$(793)	$2,658	$3,615
Earnings (loss) per share – basic	$1.38	$1.41	$(0.15)	$0.53	$0.74
– diluted	$1.35	$1.37	$(0.15)	$0.52	$0.71
Cash dividends per share	$--	$--	$--	$--	$--
Shares used in per share calculation – basic	5,430	5,265	5,205	5,041	4,909
– diluted	5,517	5,407	5,205	5,219	5,222

Balance Sheet Data:
Cash and cash equivalents and short-term investments	$36,322	$27,880	$15,246	$13,181	$8,817
Working capital	47,531	40,946	30,057	28,164	20,991
Property, plant and equipment, net.	8,705	4,671	4,275	4,264	5,046
Total assets	89,625	75,497	57,938	57,527	52,514
Current portion of long-term debt	--	--	1	1,121	1,210
Long-term debt, less current portion	--	--	--	1,199	2,323
Mandatorily redeemable preferred stock and warrants, including current portion	--	--	--	--	1,595
Shareholders' equity	$60,368	$50,393	$41,252	$40,471	$36,044

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems integrating electro-optical inspection, sorting and process systems.

The Company consists of Key Technology, Inc. which directly owns six subsidiaries:  Key Holdings USA LLC; Key Technology Australia Pty Ltd.; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co., Ltd.; Key Technology Asia-Pacific Pte. Ltd.; and Key Technology AMVC LLC (inactive).  Key Holdings USA LLC owns Suplusco Holdings B.V., its European subsidiary, which owns Key Technology B.V.  The Company manufactures products in Walla Walla, Washington; Redmond, Oregon; and Beusichem, The Netherlands.

Overview

Sales for the year ended September 30, 2008 were $134.1 million compared with $107.5 million for fiscal 2007.  The Company reported net earnings for fiscal 2008 of $7.5 million, or $1.35 per diluted share, compared with net earnings of $7.4 million, or $1.37 per diluted share, for fiscal 2007.  Fiscal year 2007 included a $750,000 gain, or $0.14 per share, of non-operating income associated with the sale of the Company’s 50% interest in its InspX joint venture.  Net earnings increased in fiscal 2008 compared to fiscal 2007 as a result of a 24.7% increase in sales volume, reflecting the 18.7% increase in orders for fiscal 2008, as well as the improvement of gross margins to 39.7% in fiscal 2008 from 38.5% in fiscal 2007.  These increases were partially offset by increased operating expenses of $43.0 million, or 32% of net sales, compared to $32.8 million, or 30.5% of net sales, for fiscal 2007 and unfavorable changes in foreign currency exchange rates, particularly in the fourth quarter of fiscal 2008.  Automated inspection systems sales were up 19%, process systems sales were up 38%, and parts and service sales increased 9% over the prior fiscal year.  The primary market forces driving demand for our products are: the increased concerns about food safety and security, the inability of food and pharmaceutical processors to obtain cost effective labor, and the Company’s expansion into international markets.  Export and international sales for the fiscal years ended September 30, 2008, 2007 and 2006 accounted for 50%, 46% and 51% of net sales in each year, respectively.

In 2008, the Company focused efforts on four major initiatives to achieve its long-term revenue growth plan:

•	Continue to grow the Company’s core food processing markets including potatoes, fresh-cut, and processed fruit and vegetables;
•	Expand and grow its participation in the pharmaceutical and nutraceutical market;
•	Strengthen and grow the level of international business, including the Asia Pacific and Latin America regions; and
•	Continue to grow the Company’s aftermarket product lines.

In 2008, sales in our core food processing businesses, including upgrades, accounted for a significant portion of the company’s increased revenues.  Sales in potatoes, fresh-cut, and processed fruit and vegetables all increased significantly in 2008, and orders for the fresh-cut business grew 278% over fiscal 2007.  Significant progress, however, was also realized with respect to the other three major initiatives.  The pharmaceutical initiative began in the fourth quarter of 2005 with the formation of the SYMETIX® business unit.  This business unit was formed to dedicate a team of employees to develop and grow Key’s business in the pharmaceutical and nutraceutical market.  Anticipated penetration into this market will extend and advance the Company’s existing patented, high-resolution inspection technology and material handling platforms.  Revenue increased $2.8 million in fiscal 2008 to $4.9 million as efforts on the pharmaceutical initiative began to make progress.

The Company has historically been successful in selling tobacco sorters in China.  Larger opportunities exist there in the food processing business, and the Company invested in China during fiscal 2006 to enhance sales, service and applications support to build upon its established base.  In 2006, the Company opened an office and located personnel in-country.  In 2008, order volume in China increased 166% over fiscal 2007, indicating that the

Company’s expansion efforts gained some traction.  However, a significant portion of the order volume increase related to tobacco orders, and the Company is still developing its marketing and product strategies to be more successful in the Chinese food processing market.  In 2008, the Company was successful in increasing its penetration in the Latin America markets, where orders increased 84% over orders received in fiscal 2007.

The Company also focused on its aftermarket product lines (which include parts/service and upgrades) during fiscal 2008.  With the introduction of the G6 family of products in 2005, this enhanced vision engine technology provided additional product upgrade opportunities.  Upgrades are an important aspect of the aftermarket product lines, and the modular G6 product family, which provides advanced image processing capability, has been well received by the Company’s current customers.  Aftermarket sales (including upgrades which are classified in automated inspection systems) increased in fiscal 2008 over fiscal 2007 by 17% to $38.5 million.

The Company’s strategic initiatives for 2009 are to continue to build upon the direction and solid revenue base the Company developed during 2008.  The focus for the coming year is to continue to grow sales in the Company’s core markets and geographical regions, and invest in a market-driven technology road map that provides the new products required by our customers.  In addition, the Company will focus on four primary industries: potatoes, fresh cut produce, processed fruit and vegetables, and pharmaceutical/nutraceutical, and focus on four developing regions: China, Latin America, Eastern Europe and the Middle East.

The Company also plans to continue to make significant investments in research and development expenditures and to implement its global Enterprise Resource Planning, or ERP, system.  Efforts in research and development will continue to focus on customer solutions, providing new products that meet current needs as well as anticipated future functionality requirements.  The Company began preliminary work on developing a global ERP system in the third and fourth quarters of fiscal 2007.  Implementation will be spread over a three-year period into fiscal year 2010.  A significant portion of the ERP implementation costs will be capitalized.  During fiscal 2008, the Company incurred operating expenses of $1.2 million and capital expenditures of approximately $2.3 million associated with the implementation of the ERP system.  Cumulative ERP-related operating expenses and capital expenditures are $1.2 million and $3.0 million, respectively.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales.  In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At September 30, 2008, the Company had invoiced $2.9 million compared to $2.3 million at September 30, 2007 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of September 30, 2008, the balance sheet included allowances for doubtful accounts of $308,000.  Amounts charged to bad debt expense for fiscal 2008 and 2007 were $116,000 and $16,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2008 and 2007 were $230,000 and $98,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At

September 30, 2008, cumulative inventory adjustments to lower of cost or market totaled $1.7 million compared to $1.8 million as of September 30, 2007.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2008 and 2007 were $708,000 and $386,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $801,000 and $903,000 for fiscal 2008 and 2007, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2008, the Company held $13.5 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of September 30, 2008, the balance sheet included warranty reserves of $1.7 million, while $2.7 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $1.4 million as of September 30, 2007 and warranty charges of $2.1 million for the fiscal year then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2008, the Company had valuation reserves of approximately

$450,000 for deferred tax assets related to the sale of the investment in the InspX joint venture and the valuation reserve for notes receivable and contingent payments, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believe will not be utilized during the carryforward period.  During fiscal 2008, $60,000 of net valuation reserves for combined U.S. and Australian deferred taxes were eliminated due to the final dissolution of the related Australian entity.  There were no other valuation allowances at September 30, 2008 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2008 and 2007, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

The federal Research and Development Credit (“R&D credit”) expired on December 31, 2007.  Subsequent to the end of the Company’s fiscal year, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing R&D credit was retroactively renewed and extended to December 31, 2009.  Due to this subsequent change in tax law, the Company expects to record approximately $160,000 of additional R&D tax credits in the first quarter of fiscal 2009 related to R&D expenditures incurred during fiscal 2008.

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

Comparison of Fiscal 2008 to Fiscal 2007
	Fiscal Year Ended September 30,
	2008	2007	Change $	Change %
	(in thousands)
Statement of Operations Data
Net sales	$134,086	$107,540	$26,546	24.7
Gross profit	53,193	41,441	11,752	28.4

Research and development	8,744	5,520	3,224	58.4
Sales and marketing	21,373	17,191	4,182	24.3
General and administrative	11,528	8,821	2,707	30.7
Amortization	1,307	1,307	-	0.0
Total operating expense	42,952	32,839	10,113	30.8

Gain on sale of assets	81	23	58	n/m	*
Income from operations	10,322	8,625	1,697	19.7
Other income and expense	666	1,961	(1,295)	-66.0
Income tax expense	3,515	3,176	339	10.7
Net income	7,473	7,410	63	0.9

Balance Sheet Data
Cash and cash equivalents	36,322	27,880	8,442	30.3
Accounts receivable	13,577	14,020	(443)	-3.2
Inventories	21,915	18,753	3,162	16.9

Other Data (unaudited)
Orders for year ended September 30	136,874	115,276	21,598	18.7
Backlog at fiscal year end	33,804	30,931	2,873	9.3
* Not meaningful

Results of Operations

Fiscal 2008 compared to Fiscal 2007

Net sales for the year ended September 30, 2008 were $134.1 million, a 25% increase over the $107.5 million reported for fiscal 2007.  The Company ended the year strongly with a record fourth quarter of $40.2 million in sales, a 27% increase over the corresponding period in fiscal 2007.

Sales in the Company’s automated inspection systems product line increased by 19% to $56.0 million in fiscal 2008, accounting for 42% of total revenues, compared to $46.9 million in fiscal 2007 and 44% of total revenues.  The most significant increase was in upgrade sales which increased $4.3 million or 34% to $16.9 million.   Sales increased over the prior year in almost all automated inspection product lines including the new Manta automated inspection product which was introduced in fiscal 2008.  Process systems sales in fiscal 2008 were $56.6 million, a 38% increase over the $40.9 million reported for fiscal 2007.  Sales of process systems accounted for 42% of total revenues in fiscal 2008 compared to 38% in fiscal 2007.  Shipments of process systems in fiscal 2008 from United States operating locations increased nearly 46% and from the Netherlands increased by nearly 23%.  Parts and service sales increased from the prior year by $1.8 million or 9%, and represented 16% of sales in fiscal 2008, compared to 18% of sales in fiscal 2007.

New orders increased 19%, or $21.6 million, to $136.9 million in fiscal 2008 over the $115.3 million in orders received in fiscal 2007.  Backlog at September 30, 2008 increased to $33.8 million compared to the $30.9 million reported at the end of fiscal 2007.  The order mix for the more recent year improved over fiscal 2007.  For fiscal 2008, the Company’s higher margin automated inspection systems orders increased by $14.3 million, or 30%, representing almost 46% of order volume in fiscal 2008 compared to 42% in the prior year.  This increase was due in large part to an almost 31% increase in upgrade orders.

Gross profits increased to $53.2 million for fiscal 2008 compared to $41.4 million in fiscal 2007, or 39.7% and 38.5% of net sales, respectively.  The principle driver for the $11.8 million increase in gross profit relates to the nearly 25% increase in sales volume.  The improvement in the gross profit percentage relates to the lower other cost of sales relating to improved manufacturing and overhead variances.

Research and development spending increased $3.2 million to $8.7 million, or 6.5% of sales, in fiscal 2008 from $5.5 million and 5.1% of sales in fiscal 2007.  The increase was driven largely by increases in the research and development team, as well as significant investments in research and development for SYMETIX projects.

Sales and marketing spending in fiscal 2008 increased to $21.4 million, compared to the $17.2 million spent in fiscal 2007.  As a percentage of sales, sales expense decreased 0.1% from the 16.0% of sales reported in fiscal 2007 to 15.9% of sales reported in fiscal 2008.  The primary drivers for the increase in spending were the significantly higher sales volume, continued investment in the Company’s SYMETIX initiative in the pharmaceutical and nutraceutical industry, and an increase in the mix of sales through independent representatives which incur higher commission rates.

General and administrative spending in fiscal 2008 was $11.5 million and 8.6% of sales for the year, compared to $8.8 million and 8.2% of sales for fiscal 2007.  The increase in fiscal 2008 was due to the investment in the Company’s new ERP system, increases in incentive and stock compensation, and new employee salary and relocation expenses.

Other income and expense was $666,000 of income for fiscal 2008 compared to $2.0 million of income for fiscal 2007.  Interest income increased slightly to $735,000 in fiscal 2008 from the $726,000 reported for fiscal 2007.  The Company recognized exchange losses of $157,000 in fiscal 2008 compared with exchange gains of $570,000 in fiscal 2007.  During fiscal 2007, the Company recognized a gain of $750,000 from the sale of its investment in the InspX joint venture.

The effective tax rate for the Company was 32.0% in fiscal 2008 compared to 30.0% in fiscal 2007.  The effective tax rate for fiscal 2007 was primarily affected by the reversal of valuation reserves recorded in fiscal 2006 related to the Company’s valuation of its investment in the InspX joint venture.  Other items, such as permanent differences arising from extra-territorial income exclusions, domestic production deductions, research and development tax credits, tax exempt interest, and other permanent differences, caused the effective tax rate to vary from the 34% statutory rate in both fiscal 2008 and 2007.

Net earnings in fiscal 2008 were $7.5 million, or $1.35 per diluted share, compared to net earnings of $7.4 million, or $1.37 per diluted share, in fiscal 2007.  The principal reasons for the increase in earnings for fiscal 2008 compared to fiscal 2007 were increased sales volumes and improved gross profit margins which were partially offset by increased operating expenses and the unfavorable effects of changes in foreign currency exchange rates.  Earnings in fiscal 2007 were favorably impacted by the $750,000 gain, or $0.14 per share, from the sale of the Company’s 50% interest in its InspX joint venture.

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

Other income and expense was $2.0 million of income for fiscal 2007 compared to $1.0 million of expense for fiscal 2006.  During fiscal 2007, the Company recognized a gain of $750,000 from the sale of the investment in the InspX joint venture.  In fiscal 2006, the Company booked a charge of $865,000 related to the write-off of it’s investment in InspX.  During fiscal 2006, the Company’s equity in the earnings of InspX was an additional loss of $389,000.  Interest income increased to $726,000 in fiscal 2007 from the $391,000 reported for fiscal 2006 due to increased investment of cash generated by operations.  The Company also recognized exchange gains of $570,000 in fiscal 2007 compared with $86,000 in the prior year.

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

Liquidity and Capital Resources

Fiscal 2008

For fiscal year 2008, net cash increased by $8.4 million, or over 30%, to $36.3 million on September 30, 2008.  The Company generated $13.1 million in cash from operating activities, generated $938,000 from financing activities and consumed $5.4 million in investing activities.

The net cash provided by operating activities during fiscal 2008 of $13.1 million included net earnings for the year of $7.5 million, non-cash expenses for depreciation and amortization of $2.8 million and non-cash share based payments and deferred income tax benefits of $1.5 million and $549,000, respectively.  Non-cash working capital at September 30, 2008 declined from the same time last year, contributing $2.7 million to the cash provided by operating activities.  Inventory increased due to strategic investments in inventory related to new products and increased business activity at the end of fiscal 2008.  These increases were more than offset by increases in accounts payable, customer deposits, customer support and warranty accruals, income taxes payable, as well as higher yearly incentive accruals.  Despite the increase in sales during fiscal 2008, the Company’s ending accounts receivable balance did not change significantly compared to the prior fiscal year.

Cash used in investing activities totaled $5.4 million during fiscal 2008.  Capital expenditures during fiscal 2008 were approximately $5.5 million for the fiscal year, including $2.3 million for the global ERP implementation project and $750,000 for an equipment purchase.  Cash used for investing activities in fiscal 2007 was $749,000.

Cash generated from financing activities totaled $938,000 in fiscal 2008.  $687,000 of cash was generated from the issuance of common stock related to option exercises.  Financing activities also benefited from the $251,000 excess tax benefit from share based payments.  During the prior fiscal year, the Company repurchased 88,252 shares of its common stock using $1.3 million of cash.  At the end of both fiscal 2007 and 2008, the Company had no long term debt outstanding.

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit.  The credit facility matures on June 30, 2009.  The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum.  At September 30, 2008, the interest rate would have been 3.25%.  The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets.  The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and an EBITDA coverage ratio.  The credit facility also restricts mergers and acquisitions, incurrence of additional indebtedness, and transactions, including purchases and retirements, in the Company’s own common stock without the prior consent of the Lender.  At September 30, 2008, the Company had no borrowings outstanding under the credit facility and $380,000 in standby letters of credit of which $230,000 related to lease obligations.  This portion was cancelled subsequent to the end of the Company’s fiscal year.  At September 30, 2008, the Company was in compliance with its loan covenants, and had received the consent of the lender for its stock repurchase program.  At September 30, 2007, the Company had no borrowings outstanding under the credit facility and $530,000 in standby letters of credit.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.5 million and includes an operating line of the lesser of $2.1 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2008, the interest rate was 8.15%.  At September 30, 2008, the Company had no borrowings under this facility and had received bank guarantees of $1.2 million under the bank guarantee facility.  At September 30, 2007, the Company had no borrowings under this facility and had received bank guarantees of $668,000 under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

The Company anticipates that the ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund the Company’s operating needs for the foreseeable future.  Cash provided by operating activities was $13.1 million, $12.4 million and $5.5 million in each of the last three years, respectively.  This operating cash flow has allowed the Company to fund capital asset purchases and eliminate the long-term debt outstanding.  The Company anticipates that its cash needs will continue to be met from cash from operations as it embarks on its initiatives to grow the pharmaceutical, nutraceutical and aftermarket businesses, and expand its operations in world-wide locations.  Subsequent to the end of fiscal 2008, the Company exercised its purchase option and purchased its Walla Walla, Washington headquarters facility and grounds for approximately $6.5 million.  The Company intends to pursue long-term financing for the property and expects to finalize financing by the end of the first quarter of fiscal 2009.  The Company also anticipates cash expenditures over the 2009-2010 fiscal years for the development of a global ERP system, a significant portion of which will be capitalized.  In addition, due to the rate of growth, the Company is investigating opportunities for increased office and plant space, primarily through leased facilities in the Walla Walla area.  The Company had no material commitments for capital expenditures at September 30, 2008.

Prior Years - Fiscal 2007 and 2006

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

Cash generated from financing activities totaled $575,000 in fiscal 2007.  The Company initiated a stock repurchase program in fiscal 2007 and repurchased 88,252 shares of stock during the fiscal year using $1.3 million of cash.  These applications of cash were more than offset by the $1.6 million generated from the issuance of common stock related to option exercises.   Financing activities also benefited by the $320,000 excess tax benefit from share based payments.  At the end of fiscal 2007, the Company had no long term debt outstanding.

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

Contractual Obligations

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2008 are as follows (as adjusted for the subsequent purchase of the Company’s Walla Walla headquarters facility):

Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Operating leases	$2,075	$591	$915	$569	-
Total contractual cash obligations	$2,075	$591	$915	$569	$-

(1)
The Company also has $110,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment can not be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statue of limitations.

At September 30, 2008, the Company had standby letters of credit totaling $1.6 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.  Subsequent to the end of the fiscal year, a letter of credit in the amount of $230,000 securing lease payments was cancelled as the leased facility was purchased.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in FASB Statement 159.  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

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

In March 2008, the FASB issued Statement 161 “Disclosures about Derivative Instruments and Hedging Activities” an amendment to FASB No. 133.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements.” The guidance in EITF Issue 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).  The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis.  The Company is evaluating the impact EITF Issue 07-1 will have on its financial statements. The Company currently does not believe that the adoption of EITF Issue 07-1 will have a significant effect on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian Dollar, Mexican Peso and Chinese Renminbi.

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2008, the Company held a 30-day forward contract for $2.0 million Euros.  As of September 30, 2008, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $200,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

As of September 30, 2008, the Euro lost a net of 1% in value against the U.S. dollar compared to its value at September 30, 2007.  During the twelve-month period ended September 30, 2008, changes in the value of the Euro against the U.S. dollar ranged between a 1% loss and a 10% gain as compared to the value at September 30, 2007.  The weakening of the Euro was predominately in the fourth fiscal quarter of 2008, as at June 30, 2008, the Euro had gained 10% in value as compared to the value at September 30, 2007, but ended the fiscal year at a 1% net loss in value.  Other foreign currencies showed varied changes in value against the U.S. dollar during fiscal 2008.  The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of ($131,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $157,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

Compared to historical exchange rates, the U.S. dollar is still in a relatively weak position on the world markets but, subsequent to the end of the Company’s fiscal year, the value of the dollar gained significantly on the world markets.  A relatively weaker U.S. dollar makes the Company’s U.S.-manufactured goods relatively less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales.  Conversely, when the dollar strengthens on the world markets, the Company’s market and economic outlook for international sales could be negatively affected as export sales to international customers become relatively more expensive.  The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company.

Under the Company’s current credit facilities, the Company may borrow at the lender’s prime rate minus 175 basis points on its domestic credit facility and at the lenders prime rate plus 175 basis points on its European credit facility.  At September 30, 2008, the Company had no borrowings which had variable interest rates.  During the year then ended, interest rates applicable to its variable rate credit facilities ranged from 3.25% to 8.15%.  At September 30, 2008, the rate was 3.25% on its domestic credit facility and 8.15% on its European credit facility.  As of September 30, 2008, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate facilities.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. (an Oregon corporation) as of September 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) Key Technology Inc.’s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 8, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Key Technology, Inc.

We have audited the internal control over financial reporting of Key Technology, Inc. (the Company) as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Key Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Key Technology, Inc. as of September 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2008 and our report dated December 8, 2008 expressed an unqualified opinion on these financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 8, 2008

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007
(In thousands)

	2008	2007

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$36,322	$27,880
Trade accounts receivable, net	13,577	14,020
Inventories	21,915	18,753
Deferred income taxes	2,340	2,120
Prepaid expenses and other assets	1,873	1,954

Total current assets	76,027	64,727

PROPERTY, PLANT AND EQUIPMENT, Net	8,705	4,671

DEFERRED INCOME TAXES	101	-

INTANGIBLES, Net	2,266	3,573

GOODWILL, Net	2,524	2,524

OTHER ASSETS	2	2

TOTAL	$89,625	$75,497

See notes to consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND 2007
(In thousands, except shares)

	2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,556	$5,692
Accrued payroll liabilities and commissions	7,558	6,663
Accrued customer support and warranty costs	2,545	1,946
Income tax payable	417	181
Customer purchase plans	1,443	651
Other accrued liabilities	942	798
Customers’ deposits	8,035	7,850

Total current liabilities	28,496	23,781

DEFERRED INCOME TAXES	-	722

LONG-TERM DEFERRED RENT	605	601

OTHER LONG TERM LIABILITIES	156	-

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock—no par value; 5,000,000 shares authorized;
none issued and outstanding	-	-
Common stock—no par value; 45,000,000 shares authorized;
5,629,566 and 5,508,658 issued and outstanding at September 30, 2008 and 2007, respectively	19,489	17,105
Retained earnings	40,381	32,659
Accumulated other comprehensive income	498	629

Total shareholders’ equity	60,368	50,393

TOTAL	$89,625	$75,497

See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2008
(In thousands, except per share data)

	2008	2007	2006

NET SALES	$134,086	$107,540	$84,840

COST OF SALES	80,893	66,099	53,041

Gross profit	53,193	41,441	31,799

OPERATING EXPENSES:
Selling	21,373	17,191	14,784
Research and development	8,744	5,520	6,444
General and administrative	11,528	8,821	9,185
Amortization of intangibles	1,307	1,307	1,330

Total operating expenses	42,952	32,839	31,743

GAIN ON SALE OF ASSETS	81	23	109

INCOME FROM OPERATIONS	10,322	8,625	165

OTHER INCOME (EXPENSE):
Royalty income	38	31	17
Interest income	735	726	391
Interest expense	(8)	(12)	(36)
Equity in earnings (loss) of joint venture	-	-	(389)
Gain on sale of joint venture	-	750	-
Impairment charge on investment in joint venture	-	-	(865)
Other, net	(99)	466	(98)

Total other income (expense)—net	666	1,961	(980)

Earnings (loss) before income taxes	10,988	10,586	(815)
Income tax expense (benefit)	3,515	3,176	(22)
Net earnings (loss)	$7,473	$7,410	$(793)
EARNINGS (LOSS) PER SHARE—Basic	$1.38	$1.41	$(0.15)
EARNINGS (LOSS) PER SHARE—Diluted	$1.35	$1.37	$(0.15)
SHARES USED IN PER SHARE CALCULATION—Basic	5,430	5,265	5,205
SHARES USED IN PER SHARE CALCULATION—Diluted	5,517	5,407	5,205

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2008
(Dollars in thousands)
			Deferred		Accumulated
	Common Stock		Stock-		Other
			Based	Retained	Comprehensive
	Shares	Amount	Compensation	Earnings	Income (Loss)	Total
Balance at September 30, 2005	5,347,784	15,301	(2,057)	27,104	123	40,471
Components of comprehensive income:
Net loss	-	-	-	(793)	-	(793)
Comprehensive income—foreign currency translation adjustment, net of tax of $62	-	-	-	-	120	120
Total comprehensive income						(673)
Tax benefits from share-based payments	-	262	-	-	-	262
Share based payments	-	910	-	-	-	910
Issuance of stock upon exercise of stock options	40,412	220	-	-	-	220
Issuance of stock for Employee Stock Purchase Plan	5,765	62	-	-	-	62
Stock grants - employment-based	25,926	-	-	-	-	-
Stock grants - performance-based	(34,199)	-	-	-	-	-
Reversal of deferred stock compensation on adoption of FASB 123(R) -		(2,057)	2,057	-	-	-
Balance at September 30, 2006	5,385,688	14,698	-	26,311	243	41,252
Components of comprehensive income:
Net earnings	-	-	-	7,410	-	7,410
Comprehensive income—foreign currency translation adjustment, net of tax of $228	-	-	-	-	443	443
Less: Reclassification to net earnings (net of tax benefit of $29)	-	-	-	-	(57)	(57)
Total comprehensive income						7,796
Tax benefits from share-based payments	-	58	-	-	-	58
Share based payments	-	1,031	-	-	-	1,031
Issuance of stock upon exercise of stock options	174,184	1,495	-	-	-	1,495
Issuance of stock for Employee Stock Purchase Plan	4,176	64	-	-	-	64
Stock buyback	(88,252)	(241)	-	(1,062)	-	(1,303)
Stock grants - employment-based	70,736	-	-	-	-	-
Stock forfeitures and retirements	(37,874)	-	-	-	-
Balance at September 30, 2007	5,508,658	17,105	-	32,659	629	50,393
Cumulative effect of adoption of FIN48	-	-	-	249	-	249
Components of comprehensive income:
Net earnings	-	-	-	7,473	-	7,473
Comprehensive income—foreign currency translation adjustment, net of tax benefit of $67	-	-	-	-	(131)	(131)
Total comprehensive income						7,342
Tax benefits from share-based payments	-	999	-	-	-	999
Share based payments	-	1,491	-	-	-	1,491
Issuance of stock upon exercise of stock options	56,238	595	-	-	-	595
Issuance of stock for Employee Stock Purchase Plan	3,757	92	-	-	-	92
Stock grants - performance-based	26,603	-	-	-	-	-
Stock grants - employment-based	65,238	-	-	-	-	-
Restricted stock surrendered in payment of taxes	(23,834)	(793)	-	-	-	(793)
Stock forfeitures and retirements	(7,094)	-	-	-	-	-
Balance at September 30, 2008	5,629,566	$19,489	$-	$40,381	$498	$60,368

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2008
(In thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$7,473	$7,410	$(793)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Equity in (earnings) loss of joint venture	-	-	389
Gain on sale of investment in joint venture	-	(750)	-
Impairment charge for investment in joint venture	-	-	865
Gain on sale of assets	(81)	(23)	(109)
Foreign currency exchange (gain) loss	157	(570)	(86)
Depreciation and amortization	2,771	2,596	2,950
Share based payments	1,540	987	910
Excess tax benefit from share based payments	(999)	(320)
Deferred income taxes	(549)	721	(218)
Deferred rent	4	(57)	(65)
Bad debt expense	116	16	29
Changes in assets and liabilities:
Trade accounts receivable	190	(3,283)	598
Inventories	(3,279)	(1,929)	(995)
Prepaid expenses and other current assets	14	129	(468)
Income taxes receivable	74	225	124
Accounts payable	1,869	1,592	1,651
Accrued payroll liabilities and commissions	875	2,106	402
Accrued customer support and warranty costs	642	733	(649)
Income taxes payable	1,262	194	(83)
Other accrued liabilities	886	247	(1,171)
Customers’ deposits	145	2,348	2,217
Other	28	-	35

Cash provided by operating activities	13,138	12,372	5,533

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	96	64	143
Purchases of property, plant, and equipment	(5,509)	(1,563)	(1,560)
Sale of investment in joint venture	-	750	-

Cash used in investing activities	(5,413)	(749)	(1,417)

See notes to consolidated financial statements.			(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2008
(In thousands)

	2008	2007	2006

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$-	$(1)	$(2,311)
Proceeds from issuance of common stock	687	1,559	282
Stock buyback	-	(1,303)	-
Excess tax benefits from share based payments	999	320	-
Exchange of shares for statutory withholding	(748)	-	-

Cash provided by (used in) financing activities	938	575	(2,029)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(221)	436	(22)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,442	12,634	2,065

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	27,880	15,246	13,181

CASH AND CASH EQUIVALENTS, END OF YEAR	$36,322	$27,880	$15,246

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for interest	$3	$12	$61
Cash paid during the year for income taxes	2,702	2,018	99
Exchange of shares for statutory withholding	45	-	-

See notes to consolidated financial statements.			(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2008

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Technology, Inc. and its wholly-owned subsidiaries (the “Company”) design, manufacture, and sell process automation systems, integrating electro-optical inspection and sorting, specialized conveying and product preparation equipment.  The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries:  Key Technology Holdings USA LLC; Key Technology AMVC LLC; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co. Ltd.; Key Technology Asia-Pacific Pte. Ltd.; and Key Technology Australia Pty Ltd.  Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings USA LLC that includes the accounts of Key Technology B.V.  All significant intercompany accounts and transactions have been eliminated.  The financial statements also include the Company’s investment in InspX LLC, a 50% owned joint venture accounted for by the equity method (See Note 6).

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

Goodwill and Other Intangibles—The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Goodwill is not amortized, but an assessment of potential goodwill impairment is performed by the Company on an annual basis in its fourth fiscal quarter, or sooner, if necessary.  The Company’s annual assessment determined that there has been no impairment of goodwill.

Other intangibles, which consist of patents, developed technologies, trademarks and trade names, and customer related intangible assets, are amortized over the estimated useful lives of the related assets, which are 10 years for the majority of the assets.  Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows.  Amortization of other intangibles was $1,307,000, $1,307,000 and $1,330,000 for the years ended September 30, 2008, 2007, and 2006, respectively (see Note 2).

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

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2008	2007
Beginning balance	$1,433	$979
Warranty costs incurred	(2,660)	(2,122)
Warranty expense accrued	2,929	2,518
Translation adjustments	2	58
Ending balance	$1,704	$1,433

Deferred Income Taxes—Deferred income taxes are provided for the effects of temporary differences arising from differences in the reporting of revenues and expenses for financial statement and for income tax purposes under the asset and liability method using currently enacted tax rates.

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

    Derivative Financial Instruments—The Company recognizes all derivatives on the balance sheet at fair value.  Forward foreign currency exchange contracts are used from time to time to reduce foreign currency risk.  The Company enters into such contracts only with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company.

    During fiscal 2008, approximately $33,000 of net settlement gains was reflected in net income.  The balance sheet at September 30, 2008 includes approximately $33,000 of settled net forward contracts receivable.  In addition, the Company had a 30-day forward exchange contract of $2 million Euros at September 30, 2008 which had a fair value of zero at that date.  There were no derivative financial instruments reflected in the accounts for fiscal 2007 and 2006.

     Earnings Per Share—Basic earnings (loss) per share (“EPS”) is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS is computed by dividing net earnings (loss) available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and service-based stock awards.  The calculation of the basic and diluted EPS from continuing operations is as follows (in thousands except per share data):

	For the year ended September 30, 2008
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$7,473	5,430	$1.38
Effect of dilutive securities:
Common stock options	-	51
Common stock awards	-	36
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$7,473	5,517	$1.35

	For the year ended September 30, 2007
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$7,410	5,265	$1.41
Effect of dilutive securities:
Common stock options	-	97
Common stock awards	-	45
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$7,410	5,407	$1.37

	For the year ended September 30, 2006
	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss available to common shareholders	$(793)	5,205	$(0.15)
Effect of dilutive securities:
None	-	-
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(793)	5,205	$(0.15)

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met.  The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30,
	2008	2007	2006
Common shares from:
Assumed exercise of stock options	-	-	389,702
Assumed exercise of:
- employment based stock grants	2,650	-	70,926
- performance based stock grants	24,607	-	88,301
- non-employee stock grants	-	-	2,000

The options expire on dates beginning in February 2009 through February 2015.  The restrictions on stock grants may lapse between October 2008 and October 2011.

Accounting for Stock-Based Compensation—Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that transition method, compensation cost recognized in fiscal 2006 and thereafter includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of October 1, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R).  Prior to the adoption of Statement 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement No. 123,

“Accounting for Stock-Based Compensation.”  Upon adoption of Statement 123(R), the $2.1 million increase in common stock and the offsetting amount in deferred stock-based compensation, that are both reflected in shareholders’ equity at September 30, 2005, have been reversed as required by Statement 123(R).  The net effect has no change in total shareholders’ equity.

Accounting for Income Taxes— The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company recognized a decrease of approximately $250,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the October 1, 2007 balance of retained earnings.

Future Accounting Changes— In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS No. 157 does not require any new fair value measurements but rather it eliminates inconsistencies in the guidance found in various prior accounting pronouncements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is evaluating the potential effects of this standard, although the Company does not expect the adoption of SFAS No. 157 to have a material effect on its financial position, results of operation, or cash flows.

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in FASB Statement 159.  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.

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

In March 2008, the FASB issued Statement 161 “Disclosures about Derivative Instruments and Hedging Activities” an amendment to FASB No. 133.  This statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early application is encouraged.  The Company does not expect the adoption of SFAS 161 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements.” The guidance in EITF Issue 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).  The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis.  The Company is evaluating the impact EITF Issue 07-1 will have on its financial statements. The Company currently does not believe that the adoption of EITF Issue 07-1 will have a significant effect on its financial statements.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2008, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value
Patents and developed technologies	$11,085	$1,811
Purchased trademarks and trade names	1,700	298
Customer related intangibles	900	157
	$13,685	$2,266

The significant majority of these assets are being amortized over 10 years.  Amortization expense for the next five fiscal years is expected to be approximately:

Year Ended September 30	(In thousands)
2009	$1,269
2010	930
2011	15
2012	15
2013	15
Thereafter	22
Total	$2,266

As of September 30, 2008, the Company had $2.5 million of goodwill which is not being amortized.  There was no change to goodwill during the fiscal years ended September 30, 2008 and 2007.

3.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	September 30,
	2008	2007
Trade accounts receivable	$13,885	$14,434
Allowance for doubtful accounts	(308)	(414)
Total trade accounts receivable, net	$13,577	$14,020

Amounts charged to bad debt expense for fiscal 2008, 2007, and 2006 were $116,000, $16,000, and $29,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2008, 2007, and 2006 were $230,000, $98,000, and $83,000, respectively.

4.	INVENTORIES

            Inventories consist of the following (in thousands):

	September 30,
	2008	2007
Purchased components and raw materials	$8,671	$7,104
Sub-assemblies	1,385	1,722
Work-in-process	5,215	5,081
Finished goods	6,644	4,846
Total inventories	$21,915	$18,753

At September 30, 2008 and 2007, respectively, cumulative inventory adjustments to lower of cost or market totaled $1.7 million and $1.8 million.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2008 were $708,000, $386,000 for fiscal 2007, and $1.6 million for fiscal 2006.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $801,000, $903,000 and $2.3 million for fiscal 2008, 2007, and 2006, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2008	2007
Land	$303	$306
Buildings and improvements	3,390	2,944
Manufacturing equipment	11,843	11,410
Office equipment, furniture and fixtures	8,502	7,353
Construction in progress	3,085	833
	27,123	22,846

Accumulated depreciation	(18,418)	(18,175)

Total property, plant and equipment, net	$8,705	$4,671

Depreciation expense was $1.5 million, $1.3 million and $1.6 million for fiscal 2008, 2007 and 2006, respectively.

Construction in progress at September 30, 2008 includes approximately $2.6 million related to the Company’s development of a new ERP system, with the remainder primarily related to building renovations and architectural plans for future expansion.  Total capital expenditures related to the new ERP system were $3.0 million at September 30, 2008, including computer hardware already placed in service.

Subsequent to the end of fiscal 2008, the Company exercised its purchase option for its Walla Walla facility and grounds.  The purchase price was approximately $6.5 million.  Approximately $600,000 in deferred rents will be offset against the purchase price as required by FASB 13, “Accounting for Leases.”  Also subsequent to the end of the fiscal year, the Company decided to sell its facility and grounds in the Netherlands.  The net book value of the facility is approximately $1.2 million, and the Company expects to fully realize this amount upon sale.

6.	INVESTMENT IN JOINT VENTURE

In July 2004, the Company entered into a joint venture with Peco LLC to form InspX LLC for the product development, manufacturing and sales of x-ray inspection systems.  The Company invested $2.0 million cash in the joint venture plus approximately $0.1 million in capitalized acquisition costs for a 50% equity interest in the joint venture and was subject to additional voluntary capital calls if necessary to finance the joint venture operations.  The investment in the joint venture was being accounted for under the equity method of accounting.  The Company shared equally (50%) in the earnings or loss of the joint venture.  For the period ended September 30, 2006, the Company’s equity in earnings of the joint venture was a loss of approximately $389,000.   During fiscal 2006, the Company also earned approximately $33,000 on sales commissions from InspX for sales of InspX equipment.  During fiscal 2006, the Company purchased $676,000 of equipment from the InspX joint venture.

The Company reached an agreement with its joint venture partner in December 2006 pursuant to which the Company sold its interest in InspX to the InspX joint venture.  Under the agreement, InspX redeemed the Company’s 50% interest in the joint venture in exchange for $1,500,000 plus a contingent payment.  The $1,500,000 portion of the sale price consists of  $750,000 in cash that was paid to the Company in December 2006 and a $750,000 term note payable on September 30, 2009 bearing interest at 5% per annum payable quarterly until the note is paid in full.  The note is unsecured and, due to uncertainty related to the ultimate collectability of the note, the Company has established an allowance for the doubtful note receivable for the full amount of the note.  The contingent portion of the sale price consists of an additional $500,000, which is payable in the event (1) InspX revenues for the year ended December 31, 2008 are $9,000,000 or higher, or (2) of the sale prior to December 31, 2008 by InspX or any existing owner of InspX of equity in InspX for $2,000,000 or more at an enterprise value for InspX of $10,000,000 or more.  The contingent payment is payable to the Company at InspX’s election either within 45 days after the event giving rise to the payment or in four equal annual installments (plus interest) beginning one year after the event giving rise to the payment.  As the contingent event has not occurred, and as the Company believes the likelihood of the contingent event occurring is remote, there has been no value recorded related to the contingent amount.  The cash payment received with respect to the Company’s sale of its interest in the InspX joint venture added approximately $750,000 to pre- and after-tax income to the Company’s net earnings in the first quarter of fiscal 2007.  The Company and its former joint venture partner have agreed not to compete in the development or sale of certain x-ray based products for 18 months from the date of the agreement and agreed informally to cooperate regarding future sales of the products sold by the former joint venture.

7.	FINANCING AGREEMENTS

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and credit sub-facilities of $3.0 million each for sight commercial letters of credit and standby letters of credit.  The credit facility matures on June 30, 2009.  The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or LIBOR plus 1.0% per annum.  At September 30, 2008, the interest rate would have been 3.25%.  The credit facility is secured by all U.S. accounts receivable, inventory and fixed assets.  The credit facility contains covenants which require the maintenance of a defined net worth ratio, a liquidity ratio and an EBITDA coverage ratio.  The credit facility also restricts mergers and acquisitions, incurrence of additional indebtedness, and transactions, including purchases and retirements, in the

Company’s own common stock without the prior consent of the Lender.  At September 30, 2008, the Company had no borrowings outstanding under the credit facility and $380,000 in standby letters of credit of which $230,000 related to lease obligations.  This portion was cancelled subsequent to the end of the Company’s fiscal year.  At September 30, 2008, the Company was in compliance with its loan covenants, and had received the consent of the lender for its stock repurchase program.  At September 30, 2007, the Company had no borrowings outstanding under the credit facility and $530,000 in standby letters of credit.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.5 million and includes an operating line of the lesser of $2.1 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2008, the interest rate was 8.15%.  At September 30, 2008, the Company had no borrowings under this facility and had received bank guarantees of $1.2 million under the bank guarantee facility.  At September 30, 2007, the Company had no borrowings under this facility and had received bank guarantees of $668,000 under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

8.	LEASES

    The Company had an agreement with the Port of Walla Walla to lease its primary operating facility in Walla Walla.  The Company amended its lease agreement on its primary operating facility in June 2005, which extended the lease term to 2020, and added approximately 23,000 square feet of manufacturing and office space under the lease in 2006.  The Company had the option to purchase the land and plant under the agreement.  Subsequent to the end of the fiscal year, the Company exercised its option and purchased the facility and grounds.  The purchase price was approximately $6.5 million.  Approximately $600,000 in deferred rents will be offset against the purchase price as required by FAS 13.

    The Company also has a leased operating facility in Oregon which expires in 2012, with a five-year renewal option.  The Company has leased an operating facility in The Netherlands under a lease that expires in 2013, with successive five-year renewal options.  The Company also has leased office space for sales and service and other activities in Oregon, Australia, Mexico, Belgium and China, and other leased facilities in Walla Walla.

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1,520,000 for the year ended September 30, 2008, $1,431,000 for the year ended September 30, 2007, and $1,519,000 for the year ended September 30, 2006.

The following is a schedule of future minimum rental payments (as adjusted for the purchase subsequent to the end of the fiscal year of the Company’s Walla Walla facility noted above) required under operating leases and future rental expense (in thousands):

Year Ending September 30	Rental Payments and Expense
2009	$591
2010	466
2011	449
2012	407
2013	162
Thereafter	-
Total	$2,075

9.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

    At September 30, 2008, the Company had standby letters of credit totaling $1.6 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts and lease commitments.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $1.2 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries credit facility in Europe, a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation and a standby letter of credit for $230,000 securing payments under a lease contract for a domestic production facility.  (Subsequent to the end of the fiscal year, this letter of credit was cancelled as the leased facility was purchased.)  Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

10.	INCOME TAXES

    The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2008	2007	2006
Current:
Federal	$2,519	$2,253	$-
Foreign	434	187	173
State	212	210	40
	3,165	2,650	213
Deferred:
Federal	110	1,041	(365)
Foreign	280	(281)	(276)
State	20	37	(49)
	410	797	(690)
Valuation reserves:
Federal	304	(529)	56
Foreign	(364)	281	366
State	-	(23)	33
	(60)	(271)	455
Total income tax expense (benefit)	$3,515	$3,176	$(22)

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2008	2007
Deferred tax asset:
Reserves and accruals	$2,769	$2,165
Tax benefits of share-based payments	731	629
Translation adjustment to equity	(257)	(324)
Accumulated depreciation	106	178
Deferred tax liability:
Intangible assets	(908)	(1,250)
Net deferred tax asset	$2,441	$1,398
Net deferred tax:
Current asset	$2,340	$2,120
Long-term asset	101	-
Long-term liability	-	(722)
Net deferred tax asset	$2,441	$1,398

At September 30, 2008, the Company had valuation reserves of approximately $450,000 for deferred tax assets related to the sale of the investment in the InspX joint venture and the valuation reserve for notes receivable and contingent payments and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward period.  During fiscal 2008, $60,000 of net valuation reserves for combined U.S. and Australian deferred taxes were eliminated due to the final dissolution of the related Australian entity.  There were no other valuation allowances at September 30, 2008 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

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

Income tax expense (benefit) is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2008	2007	2006
Statutory rates	34.0%	34.0%	(34.0)%
Increase (reduction) in income taxes resulting from:
Extraterratorial income exclusion	-	(0.2)	(14.3)
Domestic production deduction	(1.7)	(0.8)	-
Research and development credit	(0.2)	(0.7)	(7.2)
State income taxes, net of federal benefit	1.4	1.4	1.9
Tax exempt interest	(1.9)	(2.1)	(14.3)
Valuation reserve - InspX	-	(2.4)	48.7
Valuation reserve - Freshline	-	-	7.1
Meals and entertainment deduction limitation	0.8	0.6	7.2
Non-deductible stock compensation	0.1	0.3	7.4
Other permanent differences	(0.5)	0.1	(5.2)
Income tax combined effective rate	32.0%	30.2%	(2.7)%

The federal Research and Development Credit (“R&D credit”) expired on December 31, 2007.  Subsequent to the end of the Company’s 2008 fiscal year, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing R&D credit was retroactively renewed and extended to December 31, 2009.  Due to this subsequent change in tax law, the Company expects to record approximately $160,000 of additional R&D tax credits in the first quarter of fiscal 2009 related to R&D expenditures incurred during fiscal 2008.

    On October 1, 2007, the Company adopted the provisions of FIN 48.  Differences between the amount recognized in the consolidated financial statements prior to the adoption of FIN 48 and the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the October 1, 2007 retained earnings balance.  The adoption of FIN 48 increased the October 1, 2007 balance of retained earnings by $250,000.  In addition, the Company reclassified tax reserves for which a cash tax payment is not expected in the next twelve months from current to non-current liabilities.

    The amount of unrecognized tax benefits as of October 1, 2007 was approximated $91,000 which, if ultimately recognized, will reduce the Company’s annual effective tax rate.

    A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2007	$91,000
Additions based on tax positions related to the current period	21,000
Additions for tax positions of prior period	-
Reductions for tax positions of prior periods	(2,000)
Settlements	-
Balance at September 30, 2008	$110,000

    As of September 30, 2008, the amount of unrecognized tax benefits, which if recognized, would favorably affect the company’s effective tax rate is $110,000.

    The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2003.

    The Company is not currently under examination by any U.S. federal or state jurisdictions, or foreign jurisdictions, and there are no expected material changes in the unrecognized tax benefit liability within the next twelve months.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax positions, the Company believes its liabilities for income taxes represent the most probable outcome.  The Company adjusts these liabilities in light of changing facts and circumstances.

    The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented.  The Company had accrued approximately $37,000 for the payment of interest and penalties at October 1, 2007.  As of September 30, 2008, the Company had accrued $46,000 of interest and penalties.

11.	STOCK COMPENSATION PLANS

    At September 30, 2008, the Company had two stock-based compensation plans, which are shareholder-approved, as described below.  The Company has also awarded shares to non-employees.  The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards.  Effective October 1, 2005, the Company began accounting for stock-based compensation under FASB No. 123(R) (see Note 1).

    Stock compensation costs charged against income are as follows:

	Fiscal year ended September 30, 2008	Fiscal year ended September 30, 2007
Cost of goods sold	$214	$197
Operating expenses	1,326	790
Total share-based compensation expense	1,540	987
Income tax benefit	548	326

    Approximately $5,000 and $54,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2008 and September 30, 2007, respectively.

    As of September 30, 2008, the total unrecognized compensation cost related to these plans was $2.5 million and was comprised of:  $1.85 million related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.61 years, and $625,000 related to performance-based stock awards that is expected to be recognized over a period of 1.9 years.

    Employees’ Stock Incentive Plan—Under the 2003 Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or non-qualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant.  Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options.  The contractual term for these options varies from 5-10 years.  The option exercise price is the fair market value of the underlying stock at the date of grant.  In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards which vest either on employment-based or performance-based measures.  At September 30, 2008, the total number of shares reserved for issuance under the Incentive Plan was 638,303, of which 408,154 were available for grant.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatilities are based on historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model:  separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Note five-year rate in effect at the time of grant.  There were no options granted in fiscal 2008, 2007 or 2006.

Incentive Stock Options

A summary of option activity under the Incentive Plan as of September 30, 2008 and the year then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2007	136,238	$9.43	-	-
Granted	-	-	-	-
Exercised	(56,238)	$10.56	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2008	80,000	$8.64	3.71	$1,205
Exercisable at September 30, 2008	80,000	$8.64	3.71	$1,205

    The total intrinsic value of options exercised during the years ended September 30, 2008, 2007 and 2006 was $1.3 million, $1.6 million and $295,000, respectively.  The fair value of shares vested during fiscal 2008, 2007 and 2006 was $16,000, $562,000 and $344,000, respectively.

    As of September 30, 2008, there was no unrecognized compensation cost related to stock options granted under the Incentive Plan.

    Service-Based Stock Awards—Under the Incentive Plan, the Company may award service-based stock grants to selected executives and other key employees whose vesting is contingent upon meeting the required service period, generally three years, and in the case of certain executives, ratably over a three-year period, or in the case of members of the Board of Directors, one year.  The fair value of these grants is based on the closing fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service period.  Stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

    The summary of activity for service-based stock awards as of September 30, 2008, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested balance at October 1, 2007	108,187	$14.39

Granted	63,238	$33.62
Vested	(55,186)	$15.01
Forfeited	(1,498)	$28.24
Non-vested balance at September 30, 2008	114,741	$24.51

The number of shares granted in fiscal 2008 that vest in one year was 9,193; 21,895 vest in ratable annual increments over three years; and 32,150 vest in three years.  As of September 30, 2008, there was $1.8 million of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.6 years.

Employee Performance-Based Stock Awards—In fiscal 2008, the Company awarded  shares of performance-based stock grants to selected executives, the lapse of restrictions on which is contingent on performance objectives, as determined by the Compensation Committee of the Board of Directors, over a three-year period ending September 30, 2010.  In fiscal 2007, the Company did not award any performance-based stock.  In fiscal 2006, the Company awarded performance-based stock to the Company’s Chief Executive Officer, the lapse of restrictions on which is contingent on performance objectives, as determined by the Compensation Committee over a three-year period ending September 30, 2009.  Recipients of performance-based stock awards must also continue to be employed by the Company into the month of December following the end of the three-year period for the restrictions on the awards to lapse.

Compensation expense is recognized over the period the employee performs related services based on the estimated number of shares expected to vest at the grant date fair value and assumes it is probable that between 75% to 100% of the performance goal will be achieved.  If the performance goals are not met or the service period is not fulfilled, no compensation cost is recognized and any recognized compensation cost will be reversed.

A summary of the activity for performance-based stock awards as of September 30, 2008, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value
Non-vested balance at October 1, 2007	58,801	$13.63
Granted	26,603	$34.78
Vested	(44,400)	$13.79
Forfeited	(5,596)	$21.26
Non-vested balance at September 30, 2008	35,408	$28.13

    As of September 30, 2008, there was $625,000 of total unrecognized compensation cost related to performance-based stock awards that is expected to be recognized over a period of 1.9 years.

    Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 399,956 remained available at September 30, 2008.

During the year ended September 30, 2008, the Company issued 3,757 shares under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees.  At September 30, 2008, there were no shares outstanding.  There were 2,000 shares granted during the year on which the restrictions lapsed during fiscal 2008.  In accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”, the value of the instrument is amortized to expense over the vesting period with final valuation measured on the vesting date.  The weighted-average fair value of these shares was $33.40 at the grant date, and at the vesting dates the aggregate intrinsic value of these shares was $67,000.

Cash received from option and employee stock purchase plan exercises was $687,000, $1.6 million and $282,000 for the year ended September 30, 2008, 2007 and 2006, respectively.  The tax benefit to be realized for the tax deductions from option exercises under the share-based payment arrangements was $1.7 million, $613,000 and $71,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

12.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective November 27, 2006.  The Company may purchase up to 500,000 shares of its common stock under the program.  The Company intends to retire the shares upon repurchase.  There were no repurchases during fiscal 2008.  In the period ended September 30, 2007, the Company repurchased and retired 88,252 shares of common stock at an average purchase price of $14.77 per share.  The aggregate purchase price of the repurchased shares has been reflected as a reduction in shareholders’ equity.

Subsequent to the end of fiscal 2008, the Board of Directors restored the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  During the period from October 1, 2008 through December 5, 2008, the Company purchased an additional 388,511 shares at an average price of $12.32 per share.  Included in these amounts was the repurchase of 23,325 shares of its Common Stock from Michael L. Shannon, an independent director of the Company.  The shares were purchased at an average price of $15.01 per share based on the daily closing price of the Company’s Common Stock on The Nasdaq Global Market, less $0.03 per share.  The total purchase price paid to Mr. Shannon was approximately $350,000.  The purchase transactions were previously approved by the Nominating and Corporate Governance Committee and the Company’s Board of Directors.

13.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all employees.  The Company is required to match 50% of employee contributions for a maximum match of 4% in fiscal 2008, 3% in fiscal 2007 and 2% in fiscal 2006 of each participating employee’s compensation.  The Company contributed $754,000, $470,000, and $291,000 in matching funds to the plan for the years ended September 30, 2008, 2007, and 2006, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees.  Discretionary profit sharing contributions are determined annually by the Board of Directors.

Profit sharing plan expense was $527,000, $443,000, and $0 for the years ended September 30, 2008, 2007, and 2006, respectively.

14.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2008	2007	2006
Net sales by product category:
Automated inspection systems	$55,968	$46,858	$30,264
Process systems	56,603	40,947	34,925
Parts and service	21,515	19,735	19,651

Total net sales by product category	$134,086	$107,540	$84,840

Net sales for service were less than 10% of total net sales for the years ended September 30, 2008, 2007, and 2006, respectively, and are therefore summarized with parts and service.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes information about geographic areas:

	Year Ended September 30,
	2008	2007	2006
Net sales:
Domestic	$66,731	$58,351	$41,665
International	67,355	49,189	43,175

Total net sales	$134,086	$107,540	$84,840

Long-lived assets:
Domestic	$11,196	$8,286	$9,109
International	2,301	2,484	2,568

Total long-lived assets	$13,497	$10,770	$11,677

There were two customers that accounted for 14% and 13%, respectively, of net sales during fiscal 2008.  There was no customer that accounted for greater than 10% of net sales during fiscal 2007.  There was one customer that accounted for approximately 17% of net sales during fiscal 2006.

No single country outside the United States accounted for more than 10% of net sales in 2008, 2007 or 2006.  Location of the customer is the basis for the categorization of net sales.

* * * * * *

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2008 and 2007 (in thousands, except per share data):

2008 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$28,943	$29,110	$35,831	$40,202	$134,086
Gross profit	11,467	11,297	15,036	15,392	53,193
Net earnings	1,090	1,193	2,963	2,227	7,473
Net earnings per share—basic	$0.20	$0.22	$0.54	$0.41	$1.38
Net earnings per share—diluted	$0.20	$0.22	$0.53	$0.40	$1.35

2007 Quarter Ended	(1) December 31	March 31	June 30	September 30	Total
Net sales	$22,609	$22,165	$31,019	$31,747	$107,540
Gross profit	8,720	8,343	12,473	11,906	41,441
Net earnings	1,566	608	2,939	2,297	7,410
Net earnings per share—basic	$0.30	$0.12	$0.56	$0.43	$1.41
Net earnings per share—diluted	$0.29	$0.11	$0.54	$0.42	$1.37

(1)	The first quarter of fiscal 2007 included a $750,000 gain, or $0.14 per share, of non-operating income associated with the sale of the Company’s 50% interest in its InspX joint venture.

Note:  Annual totals may not agree to the summarization of quarterly information due to insignificant rounding and the required calculation conventions.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – “Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008 and concluded that it is effective.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008, and has expressed an unqualified opinion in their report which appears in this Form 10-K.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

The Company believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a company have been detected.  The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Company’s Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.

There is hereby incorporated by reference the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2008.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the captions “Executive Compensation,”  “Compensation Discussion and Analysis” and “Compensation and Management Development Committee Report” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption “Principal Shareholders” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2008.

Equity Compensation Plan Information

The following table provides information as of September 30, 2008 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders
2003 Restated Employees’ Stock Incentive Plan	80,000	$8.64	408,154(1)
Restated 1996 Employee Stock Purchase Plan	(2)	(2)	399,956
Equity Compensation Plans Not Approved by Shareholders (3)	-	-	-
Total	80,000	$8.64	808,110

(1)	The number of securities remaining may be used for issuance of either options or restricted stock.
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

On December 1 and December 2, 2008, the Company purchased 23,325 shares of its common stock from Michael L. Shannon, an independent director of the Company.  The shares were purchased under of the Company’s current stock repurchase plan at a price of $14.45 per share on December 1, and $15.43 per share on December 2, the closing price of the Company’s common stock on each day, respectively, on The Nasdaq Global Market, less $0.03 per share.  The total purchase price paid to Mr. Shannon was approximately $350,000. Prior to the sale, Mr. Shannon advised the Company that the transaction was involuntary under the terms of certain financings related to Mr. Shannon's real estate investment activities.  The purchase transactions were previously approved by the Nominating and Corporate Governance Committee and the Company’s Board of Directors.

There is hereby incorporated by reference the information under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2008.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is anticipated to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
PAGE
(a)	The following documents are filed as part of this report:

1.      Financial Statements:

Reference is made to Part II, Item 8, for a listing of required financial statements filed with this report	34

2.      Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable or the required information is included in the accompanying consolidated financial statements or notes thereto.

3.      Exhibits:

(3)           Articles of Incorporation and Bylaws

(3.1)
Restated Articles of Incorporation of Key Technology, Inc. (as of May 6, 2008) (filed as Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference)

(3.2)	Registrant’s Amended and Restated Bylaws (as amended through May 7, 2008)

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

(10.15)*
Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.16)
Credit Agreement dated July 27, 2006 between Registrant and Wells Fargo HSBC Trade Bank, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on August 2, 2006 and incorporated herein by reference)

(10.17)
Revolving Credit Loans Note dated July 27, 2006 between Registrant and Wells Fargo HSBC Trade Bank, N.A. (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on August 2, 2006 and incorporated herein by reference)

(10.18)
First Amendment to Credit Agreement dated December 21, 2007 between Registrant and Wells Fargo HSBC Trade Bank, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 28, 2007 and incorporated herein by reference)

(10.19)
Revolving Credit Loans Note dated December 21, 2007 between Registrant and Wells Fargo HSBC Trade Bank, N.A. (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on December 28, 2007 and incorporated herein by reference)

(10.20)*
2003 Restated Employee’s Stock Incentive Plan (as approved by the shareholders of the Company on February 6, 2008) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 28, 2008 and incorporated herein by reference)

(14)
Registrant’s amended Code of Business Conduct and Ethics, dated November 19, 2008 (filed as Exhibit 14.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2008 and incorporated herein by reference)

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

                   KEY TECHNOLOGY, INC.

By:	/s/ David M. Camp
David M. Camp
President and Chief Executive Officer

By:	/s/ John J. Ehren
John J. Ehren
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James R. Brausen
James R. Brausen
Corporate Controller (Principal Accounting Officer)

December 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles H. Stonecipher	December 12, 2008
Charles H. Stonecipher, Chairman

/s/ John E. Pelo	December 12, 2008
John E. Pelo, Director

/s/ Richard Lawrence	December 12, 2008
Richard Lawrence, Director

/s/ Gary F. Locke	December 12, 2008
Gary F. Locke, Director

/s/ Michael L. Shannon	December 12, 2008
Michael L. Shannon, Director

/s/ Donald A. Washburn	December 12, 2008
Donald A. Washburn, Director

/s/ David M. Camp	December 12, 2008
David M. Camp, Director, President and Chief Executive Officer

KEY TECHNOLOGY, INC.

FORM 10-K
EXHIBIT INDEX

EXHIBIT
NUMBER

3.2	Registrant’s Amended and Restated Bylaws (as amended through May 7, 2008)
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002