Form 10-Q
period 2008-12-31
KEY TECHNOLOGY INC
filed 2009-02-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO  SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2008

or

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

The number of shares outstanding of the registrant's common stock, no par value, on January 30, 2009 was 4,994,317 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	24

SIGNATURES	25

EXHIBIT INDEX	26

PART I.                 FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND SEPTEMBER 30, 2008

	December 31,	September 30,
	2008	2008
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$20,928	$36,322
Trade accounts receivable, net of allowance for doubtful accounts of $364 and $308, respectively	9,490	13,577
Inventories:
Raw materials	8,871	8,671
Work-in-process and sub-assemblies	7,603	6,600
Finished goods	6,481	6,644
Total inventories	22,955	21,915
Deferred income taxes	2,378	2,340
Prepaid expenses and other assets	4,070	1,873
Total current assets	59,821	76,027
Property, plant and equipment, net	14,688	8,705
Property held for sale	1,142	-
Deferred income taxes	370	101
Goodwill, net	2,524	2,524
Intangibles and other assets, net	2,183	2,268
Total	$80,728	$89,625

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,775	$7,556
Accrued payroll liabilities and commissions	6,416	7,558
Customers' deposits	5,360	8,035
Accrued customer support and warranty costs	2,085	2,545
Customer purchase plans	881	1,443
Income taxes payable	327	417
Current portion of long-term debt	284	-
Other accrued liabilities	1,214	942
Total current liabilities	21,342	28,496
Long-term debt	6,116	-
Long-term deferred rent	-	605
Other long-term liabilities	354	156
Shareholders' equity:
Common stock	17,792	19,489
Retained earnings and other shareholders' equity	35,124	40,879
Total shareholders' equity	52,916	60,368
Total	$80,728	$89,625

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(in thousands, except per share data)

Net sales	$27,375	$28,943
Cost of sales	16,059	17,476
Gross profit	11,316	11,467
Operating expenses:
Sales and marketing	4,619	5,185
Research and development	2,263	2,034
General and administrative	3,311	2,656
Amortization of intangibles	317	327
Total operating expenses	10,510	10,202
Gain on sale of assets	9	32
Earnings from operations	815	1,297
Other income (expense)	(212)	307
Earnings before income taxes	603	1,604
Income tax expense	34	514
Net earnings	$569	$1,090

Net earnings per share
- basic	$0.11	$0.20
- diluted	$0.11	$0.20

Shares used in per share calculations - basic	5,294	5,354

Shares used in per share calculations - diluted	5,371	5,501

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$569	$1,090
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Gain on sale of assets	(9)	(32)
Foreign currency exchange (gain) loss	308	(134)
Depreciation and amortization	686	676
Share based payments	356	381
Excess tax benefits from share based payments	(222)	(250)
Deferred income taxes	(256)	151
Deferred rent	-	1
Bad debt expense	56	(4)
Changes in assets and liabilities:
Trade accounts receivable	3,832	494
Inventories	(1,166)	(1,063)
Prepaid expenses and other current assets	(2,031)	278
Income taxes receivable	(175)	74
Other long-term assets	(233)	-
Accounts payable	(2,721)	(1,605)
Accrued payroll liabilities and commissions	(1,134)	(785)
Customers’ deposits	(2,644)	217
Accrued customer support and warranty costs	(414)	(99)
Income taxes payable	143	55
Other accrued liabilities	(309)	414

Cash used for operating activities	(5,364)	(141)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	9	36
Purchases of property, plant and equipment	(8,116)	(710)

Cash used in investing activities	(8,107)	(674)

		(Continued)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$6,400	$-
Repurchases of common stock	(8,412)	-
Excess tax benefits from share based payments	222	250
Proceeds from issuance of common stock	29	345
Exchange of shares for statutory withholding	(59)	-

Cash provided by (used in) financing activities	(1,820)	595

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(103)	69

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,394)	(151)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	36,322	27,880

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$20,928	$27,729

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$7	$2
Cash paid during the period for income taxes	$247	$237
Non cash financing activities:
Exchange of shares for statutory withholding	$-	$428

		(Concluded)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements.  These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The results of operations for the three-month period ended December 31, 2008 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2008 and the results of its operations and its cash flows for the three-month periods ended December 31, 2008 and 2007.

2.	Stock compensation

During the three-month period ended December 31, 2008, the Company granted 13,801 shares of service-based stock awards.  The fair value of these ranged from $15.10 to $18.14 per share based on the fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service periods ranging from September 2011 through December 2011.  During the three-month period ended December 31, 2008, the Company also granted 10,801 shares of performance-based stock awards.  The fair value of this grant was $17.31 per share based on the fair market value at the grant date.  The restrictions on these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2011 and continuous employment through December 15, 2011.  At December 31, 2008, the Company estimated that it was less than probable that these performance goals would be achieved.

Stock compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended December 31,
	2008	2007
Cost of goods sold	$19	$82
Operating expenses	337	299
Total stock compensation expense	$356	$381

Stock compensation expense remaining capitalized in inventory at December 31, 2008 and 2007 was $18,000 and $35,000, respectively.

3.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands except per share data):

	For the three months ended December 31, 2008			For the three months ended December 31, 2007
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$569	5,294	$0.11	$1,090	5,354	$0.20
Effect of dilutive securities:
Common stock options		28			69
Common stock awards		49			78
Diluted EPS:
Earnings plus assumed conversions	$569	5,371	$0.11	$1,090	5,501	$0.20

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met.  The following potential common shares at December 31, 2008 and 2007 were not included in the calculation of diluted EPS as they were anti-dilutive or the performance measurement has not been met:

	Three months ended December 31,
	2008	2007
Common shares from:
Assumed exercise of stock options	-	-
Assumed lapse of restrictions on:
- Service-based stock grants	51,461	-
- Performance-based stock grants	35,408	7,200

The options expire on dates beginning in February 2009 through February 2015.  The restrictions on stock grants may lapse between January 2009 and December 2011.

4.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  During the first quarter of fiscal 2009, income tax expense was reduced by approximately $160,000 for additional research and development tax credits related to expenditures incurred during fiscal 2008 due to changes in tax law which were enacted during the quarter to retroactively renew these tax credits.

5.	Derivative Instruments

The Company entered into an interest rate swap arrangement during the first quarter of fiscal 2009.  The Company also entered into and settled certain foreign currency derivative contracts during the first quarter of fiscal 2009.

The Company uses derivative instruments as risk management tools but does not use derivative instruments for trading or speculative purposes.  Derivatives used for interest rate swap hedging purposes are designated and effective as a cash flow hedge of the identified risk exposure related to the Company’s variable rate mortgage at the inception of the contract.  A hedge is deemed effective if changes in the fair value of the derivative contract are highly correlated with changes in the underlying hedged item at inception of the hedge and over the life of the hedge contract.  To the extent the interest rate swap is effective, changes in the fair value will be recognized in Other Comprehensive Income over the term of the derivative contract.  To the extent the interest rate swap is not effective, changes in the fair value will be recognized in earnings.

At December 31, 2008, the Company had an interest rate swap of $6.4 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At December 31, 2008, the fair value of the swap agreement recorded as a liability was $196,000.  There were no gains or losses recognized in net income related to the swap agreement during the quarter ended December 31, 2008, as the interest rate swap was highly effective as a cash flow hedge.  Based on current market conditions, the Company expects to record interest expense in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations to reflect actual interest rate payments and settlement of the interest rate swap in the next 12 months.  The interest rate swap matures in January 2024.

At December 31, 2008, the Company had a one-month forward exchange contract for $2 million Euros.  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk.  Net foreign currency gains of $33,000 were recorded for forward exchange contracts in the first quarter of fiscal 2009 in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations.  At December 31, 2008, the Company had liabilities of $243,000 under these forward contracts.

6.	Fair Value Measurements

The Company adopted Statement of Financial Accounting Standards 157 (SFAS 157) “Fair Value Measurements” as of October 1, 2008. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS 157 also specifies a fair value hierarchy based upon the observability of inputs in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with SFAS 157, fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.
•
Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•	Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

When available, the Company uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases where market prices are not available, the Company makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market processes are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Money Market Funds

The Company has measured its money market funds based on quoted prices in active markets of identical assets.

Derivative financial instruments

The fair value of interest rate swap derivatives is primarily based on pricing models.  These models use discounted cash flows that utilize the appropriate market-based forward swap curves.  The fair value of foreign currency forward contracts is based on the differential between contract price and the market-based forward rate.

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions of SFAS 157.

	Fair Value Measurements at December 31, 2008 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Money market funds	$20,634	$-	$-	$20,634
Derivates:
Interest rate swap	-	(196)	-	(196)
Forward exchange contracts	-	0	-	0

Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Forward exchange contracts had a fair value of zero at the reporting date, as these contracts were entered into as of that date.  Changes in assumptions could significantly affect these estimates.

7.	Property, plant and equipment

During the first quarter of fiscal 2009, the Company exercised its purchase option for its Walla Walla facility and grounds.  The purchase price was approximately $6.5 million.  Approximately $600,000 in deferred rents were offset against the purchase price as required by FASB 13, “Accounting for Leases.”  The Company has allocated approximately $1.7 million of the net purchase price to land and approximately $800,000 to land improvements and other separate components of the facility and grounds.  Also in the first quarter of the fiscal year, the Company decided to sell its facility and grounds in the Netherlands.  The net book value of the facility is approximately $1.1 million, and the Company expects to fully realize this amount upon sale.  This property is reported separately as “Property Held for Sale”, and the Company ceased depreciation on this property upon its reclassification.

8.	Financing arrangements

In the first quarter of fiscal 2009, the Company completed borrowing arrangements under a loan agreement with a domestic lender.  The loan agreement provides a revolving line of credit facility to the Company in the maximum principal amount of $10,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit facility matures on December 1, 2009.  The credit facility bears interest, at the Company’s option, of either the lender’s prime rate minus 1.75% or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.0% per annum.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At December 31, 2008, the Company had no outstanding borrowings under the revolving line of credit facility.

The loan agreement also provides for a 15-year term loan in the amount of $6.4 million.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At December 31, 2008, the Company was in compliance with its loan covenants.

The Company’s prior credit facility with a domestic lender was terminated during the first quarter of fiscal 2009.

9.	Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended December 31,
	2008	2007
Components of comprehensive income:
Net earnings	$569	$1,090
Other comprehensive income (loss) -
Foreign currency translation adjustment, net of tax of $44 and ($46), respectively	(86)	89
Unrealized changes in value of derivatives, net of tax of $67	(129)	-
Total comprehensive income	$354	$1,179

The change in value for the derivative instruments was a loss of $196,000 during the first quarter of fiscal 2009.

10.	Contractual guarantees and indemnities

Product warranties

The Company provides a warranty on its products ranging from ninety days to five years following the date of shipment.  Management establishes allowances for customer support and warranty costs based upon the types of products shipped, customer support and product warranty experience.  The provision of customer support and warranty costs is charged to cost of sales at the time of sale, and it is periodically assessed for adequacy based on changes in these factors.

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2008 and 2007 (in thousands) is as follows:

	Three months ended December 31,
	2008	2007
Beginning balance	$1,704	$1,433
Warranty costs incurred	(708)	(585)
Warranty expense accrued	721	418
Translation adjustments	(10)	14
Ending balance	$1,707	$1,280

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

Director and officer indemnities

The Company has entered into indemnification agreements with its directors and certain executive officers which require the Company to indemnify such individuals against certain expenses, judgments and fines in third-party and derivative proceedings.  The Company may recover, under certain circumstances, some of the expenses and liabilities that arise in connection with such indemnifications under the terms of its directors’ and officers’ insurance policies.  The Company has not recorded any provision for future obligations under these indemnification agreements.

Bank guarantees and letters of credit

At December 31, 2008, the Company had standby letters of credit totaling $1.1 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $1.0 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries’ credit facility in Europe and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

Purchase Obligations

The Company had contractual obligations to purchase certain materials and supplies aggregating $229,000 by September 30, 2010.  As of December 31, 2008, the Company had not purchased any materials under the contract.  The Company anticipates that it will purchase $152,000 of these obligations within the next twelve months.

11.	Stock repurchase program

In the first quarter of fiscal 2009, the Board of Directors restored the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  The program does not incorporate a fixed expiration date.  During the first quarter of fiscal 2009, the Company purchased 590,436 shares at an average price of $14.25 per share.  Included in these amounts was the repurchase of 23,325 shares of its common stock from Michael L. Shannon, an independent director of the Company.  The shares were purchased at an average price of $15.01 per share based on the daily closing price of the Company’s common stock on The Nasdaq Global Market, less $0.03 per share.  The total purchase price paid to Mr. Shannon was approximately $350,000.  Subsequent to December 31, 2008, the Company repurchased an additional 80,818 shares for $1.6 million under its stock repurchase program.

12.	Future accounting changes

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in FASB Statement 159.  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company currently does not believe that the adoption of FAS 157-2 will have a significant effect on its financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This position states that unvested share-

based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008. All prior period EPS data will be required to be adjusted to conform to the provisions of this pronouncement and early application is prohibited. The Company does have participating securities as described under this pronouncement and is currently evaluating the impact of FSP EITF 03-6-1.

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

In December 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements.” The guidance in EITF Issue 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).  The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception is to be performed on an arrangement-by-arrangement basis.  The Company is evaluating the impact EITF Issue 07-1 will have on its financial statements. The Company currently does not believe that the adoption of EITF Issue 07-1 will have a significant effect on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at fair value on the date of acquisition. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The Company does not expect the adoption of these pronouncements to have a significant effect on its financial statements.

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

•	if the Company's ERP system is not implemented properly, it could cause errors in the Company's financial reporting;
•	the Company's international operations subject the Company to a number of risks that could adversely affect the Company’s revenues, operating results and growth;
•	competition and advances in technology may adversely affect sales, prices and the marketability of the Company’s products;
•	failure of the Company’s new products to compete successfully in either existing or new markets;
•	the Company's inability to retain and recruit experienced personnel may adversely affect the Company’s business and prospects for growth;
•	the loss of members of the Company’s management team could substantially disrupt the Company’s business operations;
•	the inability of the Company to protect the Company’s intellectual property, especially as the Company expands geographically, may adversely affect the Company’s competitive advantage;
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

More information may be found in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K filed with the SEC on December 12, 2008, which item is hereby incorporated by reference.

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

Current period – first quarter of fiscal 2009

Net sales of $27.4 million in the first fiscal quarter of 2009 were $1.6 million, or 5%, lower than net sales of $28.9 million in the corresponding quarter a year ago.  International sales were 44% of net sales for the first fiscal quarter of 2009 compared to 59% in the corresponding prior year period.  Backlog of $29.3 million at the end of the first fiscal quarter of 2009 represented a $7.5 million, or 20%, decrease from the ending backlog of $36.8 million in the corresponding quarter a year ago.  Net earnings for the first quarter of fiscal 2009 were $569,000, or $0.11 per diluted share.  Net earnings for the same period last year were $1.1 million, or $0.20 per diluted share.  Customer orders in the first quarter of fiscal 2009 of $22.9 million were down $12.1 million, or 35%, compared to the orders of $35.0 million in the first quarter of fiscal 2008.  Orders were down across all major geographic areas, product lines and markets.  During the first quarter of fiscal 2009, under challenging economic conditions, the Company continued to focus on growing market share and revenues in its established markets and geographies, strengthening its presence in the pharmaceutical and nutraceutical market, increasing upgrade system sales, and continuing to establish its global market presence.

Additionally, in the first quarter, the Company continued its work toward the implementation of a new global enterprise resource planning (“ERP”) system.  Implementation is being spread over a three-year period.  Operating expenses of approximately $300,000 and capital expenditures of approximately $900,000 related to the ERP implementation were incurred during the first quarter of fiscal 2009.  The Company currently plans to go live with Phase I of the project during the third quarter of fiscal 2009.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales.  In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At December 31, 2008, the Company had invoiced $2.1 million compared to $2.9 million at September 30, 2008 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of December 31, 2008, the balance sheet included allowances for doubtful accounts of $364,000.  Amounts charged to bad debt expense for the three-month periods ended December 31, 2008 and 2007 were $56,000 and ($4,000), respectively.  Actual charges to the allowance for doubtful accounts for the three-month periods ended December 31, 2008 and 2007 were $4,000 and ($4,000), respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At December 31, 2008, cumulative inventory adjustments to lower of cost or market totaled $1.7 million compared to $1.7 million as of September 30, 2008.  Amounts charged to expense to record inventory at lower of cost or market for the three-month period ended December 31, 2008 and 2007 were $98,000 and $87,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $131,000 and $16,000 for the three-month period ended December 31, 2008 and 2007, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of December 31, 2008, the Company held $20.3 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of December 31, 2008, the balance sheet included warranty reserves of $1.7 million, while $708,000 of warranty charges were incurred during the three-month period ended December 31, 2008, compared to warranty reserves of $1.3 million as of December 31, 2007 and warranty charges of $585,000 for the three-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At December 31, 2008, the Company had valuation reserves of approximately $450,000 for deferred tax assets related to the sale of the investment in the InspX joint venture and the valuation reserve for notes receivable and contingent payments, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believe will not be utilized during the carryforward period.  There were no other valuation allowances at December 31, 2008 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2008 and thus far in fiscal 2009, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

The federal Research and Development Credit (“R&D credit”) expired on December 31, 2007.  During the first quarter of fiscal 2009, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing R&D credit was retroactively renewed and extended to December 31, 2009.  Due to this change in tax law, the Company recorded approximately $160,000 of additional R&D tax credits in the first quarter of fiscal 2009 related to R&D expenditures incurred during fiscal 2008.

Adoption of New Accounting Principles

On October 1, 2008, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities” became effective for the Company.  Adoption of these pronouncements did not have a significant effect on the Company’s financial statements.

Results of Operations

For the three months ended December 31, 2008 and 2007

Net sales decreased $1.6 million, or 5%, to $27.4 million in the first quarter of fiscal 2009 from the $28.9 million in net sales recorded in the same quarter a year ago.  International sales for the three-month period were 44% of net sales compared to 59% in the corresponding prior year period.  Increases in net sales occurred in automated inspection systems sales, up $1.1 million, or 10%, and in parts and service sales, up $309,000, or 7%.  Process system sales were down $3.0 million, or 23%, from the same quarter a year ago.  The decrease in process system sales related to decreased shipments of vibratory products.  Automated inspection systems sales, including upgrade systems, represented 47% of net sales in the first quarter of fiscal 2009 compared to 40% of net sales in the first quarter of fiscal 2008.  Process systems sales represented 36% of net sales in the first quarter of fiscal 2009 compared to 45% during the first quarter of fiscal 2008, while parts and service sales accounted for 17% of the more recent quarter's net sales, up from 15% in the same quarter a year ago.  Under current economic conditions, the Company expects fiscal 2009 revenues to be similar to, or lower than, the revenues recorded in fiscal 2008.  The Company also does not anticipate the financial impact of its pharmaceutical and nutraceutical business to vary significantly from the prior fiscal year.

Total backlog was $29.3 million at the end of the first quarter of fiscal 2009 and was $7.5 million lower than the $36.8 million backlog at the end of the first quarter in the prior fiscal year.  Backlog for automated inspection systems was up $2.1 million, or 12%, to $19.7 million at December 31, 2008 compared to $17.6 million at December 31, 2008.  The increased automated inspection systems backlog included increases in tobacco systems and the new Manta product.  Process systems backlog decreased by $9.8 million, or 52%, to $8.9 million at the end of the first quarter of fiscal 2009 compared to $18.7 million at the same time a year ago.  The backlog decrease for process systems was primarily related to vibratory products and pharmaceutical systems.  Backlog by product line at December 31, 2008 was 67% automated inspection systems, 31% process systems, and 2% parts and service, compared to 48% automated inspection systems, 51% process systems, and 1% parts and service on December 31, 2008.

Orders decreased by $12.1 million, or 35%, to $22.9 million in the first quarter of fiscal 2009 compared to the first quarter new orders of $35.0 million during the same period a year ago.  Orders for automated inspection systems during the first quarter of fiscal 2009 decreased $3.1 million, or 21%, to $11.8 million from $14.9 million in the comparable quarter of fiscal 2008.  The decrease was driven by orders in North America and Europe.  Process system orders decreased $8.9 million, or 56%, during the first quarter of fiscal 2009 to $6.9 million compared to $15.8 million in the first quarter of fiscal 2008.  The decrease in process systems orders from the first quarter of fiscal 2008 was due significantly to decreased orders for vibratory products in both North America and Europe.  Orders for parts and service were $4.3 million in the first quarter of fiscal year 2009 and 2008.

Gross profit for the first quarter of fiscal 2009 was $11.3 million compared to $11.5 million in the corresponding period last year.  Gross profit in the first quarter of fiscal 2009, as a percentage of net sales, increased to 41.3% compared to the 39.6% reported the same quarter of fiscal 2008.  The margin improvement from the same quarter a year ago was primarily a result of a more favorable mix of higher margin automated inspection system sales and reductions in material costs.  The higher margin percentage achieved in the first quarter of fiscal 2009 may not be sustained in future quarters.

Operating expenses of $10.5 million for the first quarter of fiscal 2009 were 38.4% of net sales compared with $10.2 million, or 35.2%, of net sales for the first quarter of fiscal 2008.  Spending increased $308,000 as a result of higher research and development spending and additional general and administrative expenses.  As previously announced, the Company continues to invest in research and development to continue to expand capabilities and to provide new and innovative solutions.  General and administrative expenses during the first quarter of fiscal 2009 were up compared to the prior year first quarter, a result of costs to implement a new global enterprise resource planning system, increases in staffing driven by the Company’s growth, and costs associated with organizational changes.  Sales and marketing expenses during the first quarter of fiscal 2009 were down compared to the prior year first quarter as a result of lower commissions related to a lower percentage of sales generated by outside representatives and a reduction in other expenses.

Other expense for the first quarter of fiscal 2009 was $212,000 compared to other income of $307,000 for the same period in fiscal 2008.  Other income (expense) decreased in the first quarter of fiscal 2009 compared to the same period in fiscal 2008 due to a $100,000 decline in interest income on lower invested balances, and foreign exchange losses of $308,000 incurred in the first fiscal quarter of 2009 compared to foreign exchange gains of $134,000 in the first fiscal quarter of 2008.

Net earnings for the quarter ending December 31, 2008 were $569,000, or $0.11 per diluted share.  Net earnings for the same period last year were $1.1 million, or $0.20 per diluted share.  In the first quarter of fiscal 2009, stronger gross margins as a percentage of net sales were offset by lower revenues and higher operating expenses related to higher research and development project spending, costs associated with organizational changes, and the Company’s ERP implementation, partially offset by lower commissions and sales expenses.  Net earnings for the first quarter of fiscal 2009 were favorably affected by a $160,000 reduction in tax expense due to changes in tax law enacted during the quarter to retroactively renew the research and development tax credit.

Liquidity and Capital Resources

For the three months ended December 31, 2008, net cash decreased by $15.4 million to $20.9 million on December 31, 2008 from $36.3 million on September 30, 2008.  Cash used in operating activities was $5.4 million during the three-month period ended December 31, 2008.  Investing activities consumed $8.1 million of cash, including $6.5 million associated with the purchase of the Company’s headquarters facility in Walla Walla, Washington.  Financing activities used $1.8 million of cash, including $8.4 million for stock repurchases offset by the $6.4 million of proceeds associated with the new mortgage on the Walla Walla headquarters facility.  The effect of exchange rate changes on cash was a negative $103,000 during the first three months of fiscal 2009.

Cash used in operating activities during the three-month period ended December 31, 2008 was $5.4 million compared to $141,000 of cash used in operating activities for the comparable period in fiscal 2008.  The primary contributor was the change in non-cash working capital.  In the first three months of fiscal 2008, changes in non-cash working capital used $2.0 million of cash from operating activities.  During the first three months of fiscal 2009, changes in non-cash working capital used $6.9 million of cash from operating activities.  The major changes in current assets and current liabilities during the first three months of fiscal 2009 were decreased accounts payable of $2.7 million and customer deposits of $2.6 million, offset by decreased trade receivables of $3.8 million, all related to decreased sales and order volumes.  In addition, there were increases in inventories of $1.2 million and prepaid expenses of $2.0 million, along with decreases in accrued payroll liabilities and commissions of $1.1 million.

The net cash used in investing activities of $8.1 million for the first three months of fiscal 2009 represents a $7.4 million change from the $710,000 of net cash used in investing activities in the corresponding period a year ago.  The major change in investing activities resulted from the $6.5 million associated with the purchase of the Company’s headquarters facility in Walla Walla, which is expected to result in annual cash flow savings of approximately $300,000.

Net cash used in financing activities during the first three months of fiscal 2009 was $1.8 million, compared with net cash provided by financing activities of $595,000 during the corresponding period in fiscal 2008.  The net cash used in financing activities during the first three months of fiscal 2009 resulted from the $8.4 million used in the stock repurchase program offset by the $6.4 million of proceeds associated with the new mortgage on the Walla Walla headquarters facility.  Financing activities during the first three months of the prior fiscal year included $345,000 generated from the issuance of common stock relating to employee stock option exercises and $250,000 from excess tax benefits from share-based payments.  Subsequent to December 31, 2008, the Company repurchased an additional 80,818 shares for $1.6 million under its stock repurchase program.

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on December 1, 2009.  The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or the British Banker Association LIBOR Rate (“BBA LIBOR”) plus 1.0% per annum.  At December 31, 2008, the interest rate would have been 1.44% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement also provides for a 15-year term loan in the amount of $6.4 million.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At December 31, 2008, the Company had no borrowings outstanding under the credit facility and $150,000 in standby letters of credit.  At December 31, 2008, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.5 million and includes an operating line of the lesser of $2.1 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At December 31, 2008, the interest rate was 7.15%.  At December 31,

2008, the Company had no borrowings under this facility and had received bank guarantees of $1.0 million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on December 31, 2008 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$6,400	$284	$659	$717	$4,740
Operating leases	1,899	557	890	452	-
Purchase obligations	229	152	77	-	-
Total contractual cash obligations	$8,528	$993	$1,626	$1,169	$4,740

(1)  The Company also has $110,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment can not be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At December 31, 2008, the Company had standby letters of credit totaling $1.1 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Future Accounting Changes

In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” to delay the effective date of FASB Statement 157 for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For purposes of applying the FSP, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability in FASB Statement 159.  This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP.  The Company currently does not believe that the adoption of FAS 157-2 will have a significant effect on its financial statements.

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

In December 2007, the Financial Accounting Standards Board ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-1, “Accounting for Collaborative Arrangements.” The guidance in EITF Issue 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).  The consensus in EITF Issue 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception is to be performed on an arrangement-by-arrangement basis.  The Company is evaluating the impact EITF Issue 07-1 will have on its financial statements. The Company currently does not believe that the adoption of EITF Issue 07-1 will have a significant effect on its financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at fair value on the date of acquisition. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The Company does not expect the adoption of these pronouncements to have a significant effect on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar, Mexican peso and Chinese renminbi.

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At December 31, 2008, the Company held a 30-day forward contract for $2.0 million Euros.  As of December 31, 2008, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $166,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

As of December 31, 2008, the Euro gained a net of 1% in value against the U.S. dollar compared to its value at September 30, 2008.  During the three-month period ended December 31, 2008, changes in the value of the Euro against the U.S. dollar ranged between an 11% loss and a 1% gain as compared to the value at September 30, 2008.    Other foreign currencies showed varied changes in value against the U.S. dollar during the first quarter of fiscal 2009, particularly the Mexican peso which lost 26% in value against the U.S. dollar compared to its value at September 30, 2008.  The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of ($86,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $308,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

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

Under the Company’s current credit facilities, the Company may borrow at either the lender’s prime rate minus 175 basis points or at BBA LIBOR plus 100 basis points on its domestic credit facility and at the lenders prime rate plus 175 basis points on its European credit facility.  At December 31, 2008, the Company had no borrowings under these arrangements.  During the three-month period ended December 31, 2008, interest rates applicable to these variable rate credit facilities ranged from 1.44% to 8.15%.  At December 31, 2008, the rate was 1.44% on its domestic credit facility and 7.15% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points; but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of December 31, 2008, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate.

ITEM 4.                   CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the disclosure controls and procedures relating to the Company at December 31, 2008 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended December 31, 2008 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Stock Repurchase Program
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008	78	$23.27	0
November 1-30, 2008	292,117	$11.23	291,191
December 1-31, 2008	299,245	$17.19	299,245
Total	591,440	$14.25	590,436	159,564(2)

(1)
Includes 1,004 shares of restricted stock at an average price of $13.93 per share surrendered to satisfy tax withholding obligations by plan participants under the 2003 Restated Employees’ Stock Incentive Plan.  The shares are subsequently cancelled and retired.

(2)
The Company initiated a stock repurchase program effective November 27, 2006.  The Company was authorized to purchase up to 500,000 shares of its common stock under the program.  Pursuant to the program, the Company repurchased 88,252 shares in fiscal 2007.  The Company did not repurchase any shares in fiscal 2008.  During the first quarter of fiscal 2009, the Board of Directors restored the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  The program does not incorporate a fixed expiration date.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: February 9, 2009	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2009	By /s/ John J. Ehren
John J. Ehren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

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