Form 10-Q/A
period 2008-12-31
KEY TECHNOLOGY INC
filed 2009-03-31
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This amendment to the Quarterly Report on Form 10-Q of Key Technology, Inc. (the "Company") for the quarterly period ended December 31, 2008 is filed to amend the disclosure provided in the response to Part I, Item 4, "Controls and Procedures," to clarify that the conclusion of the Company's management as to the effectiveness of the Company's controls and procedures also included the conclusion that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management to allow timely decisions regarding required disclosure.  In addition, Part II, Item 6, "Exhibits," of the original Form 10-Q is amended to file currently dated certifications provided as Exhibits 31.1 and 31.2 to this amendment, which certifications have also been amended to include a specific reference to the responsibility of the Company's certifying officers to establish and maintain internal control over financial reporting.

KEY TECHNOLOGY, INC.
FORM 10-Q/A FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

PART I.  FINANCIAL INFORMATION

Item 4.	Controls and Procedures	4

PART II.  OTHER INFORMATION

Item 6.	Exhibits	4

SIGNATURES	5

EXHIBIT INDEX	6

PART I.                      FINANCIAL INFORMATION

Item 4.                         Controls and Procedures

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the disclosure controls and procedures relating to the Company at December 31, 2008 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.                      OTHER INFORMATION

Item 6.                          Exhibits

The following exhibits are filed herewith:

Exhibit Number	Title
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________
*Previously filed.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: March 31, 2009	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 31, 2009	By /s/ John J. Ehren
John J. Ehren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q/A FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

EXHIBIT INDEX

Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________
*Previously filed.