Form 10-Q
period 2009-03-31
KEY TECHNOLOGY INC
filed 2009-05-08
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒ Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, no par value, on April 30, 2009 was 4,994,063 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2009

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

SIGNATURES	29

EXHIBIT INDEX	30

PART I.                 FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND SEPTEMBER 30, 2008

	March 31, 2009	September 30, 2008
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$18,137	$36,322
Trade accounts receivable, net of allowance for doubtful accounts of $387 and $308, respectively	8,190	13,577
Inventories:
Raw materials	11,096	8,671
Work-in-process and sub-assemblies	6,561	6,600
Finished goods	7,539	6,644
Total inventories	25,196	21,915
Deferred income taxes	2,343	2,340
Prepaid expenses and other assets	3,169	1,873
Total current assets	57,035	76,027
Property, plant and equipment, net	15,814	8,705
Property held for sale	1,096	-
Deferred income taxes	95	101
Goodwill, net	2,524	2,524
Intangibles and other assets, net	2,018	2,268
Total	$78,582	$89,625

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,561	$7,556
Accrued payroll liabilities and commissions	5,822	7,558
Customers' deposits	6,225	8,035
Accrued customer support and warranty costs	1,995	2,545
Customer purchase plans	942	1,443
Income taxes payable	11	417
Current portion of long-term debt	313	-
Other accrued liabilities	597	942
Total current liabilities	22,466	28,496
Long-term debt	6,036	-
Long-term deferred rent	-	605
Other long-term liabilities	279	156
Shareholders' equity:
Common stock	17,540	19,489
Retained earnings and other shareholders' equity	32,261	40,879
Total shareholders' equity	49,801	60,368
Total	$78,582	$89,625

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(in thousands, except per share data)

Net sales	$23,250	$29,110
Cost of sales	15,118	17,813
Gross profit	8,132	11,297
Operating expenses:
Sales and marketing	4,559	4,989
Research and development	2,053	1,940
General and administrative	2,909	2,793
Amortization of intangibles	317	327
Total operating expenses	9,838	10,049
Gain (loss) on disposition of assets	(343)	-
Earnings (loss) from operations	(2,049)	1,248
Other income (expense)	(69)	506
Earnings (loss) before income taxes	(2,118)	1,754
Income tax expense (benefit)	(649)	561
Net earnings (loss)	$(1,469)	$1,193

Net earnings (loss) per share
- basic	$(0.30)	$0.22
- diluted	$(0.30)	$0.22

Shares used in per share calculations - basic	4,839	5,437

Shares used in per share calculations - diluted	4,839	5,531

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(in thousands, except per share data)

Net sales	$50,625	$58,053
Cost of sales	31,177	35,288
Gross profit	19,448	22,765
Operating expenses:
Sales and marketing	9,178	10,174
Research and development	4,315	3,974
General and administrative	6,220	5,450
Amortization of intangibles	635	654
Total operating expenses	20,348	20,252
Gain (loss) on disposition of assets	(334)	32
Earnings (loss) from operations	(1,234)	2,545
Other income (expense)	(281)	813
Earnings (loss) before income taxes	(1,515)	3,358
Income tax expense (benefit)	(614)	1,074
Net earnings (loss)	$(901)	$2,284

Net earnings (loss) per share
- basic	$(0.18)	$0.42
- diluted	$(0.18)	$0.42

Shares used in per share calculations - basic	5,069	5,395

Shares used in per share calculations - diluted	5,069	5,496

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(901)	$2,284
Adjustments to reconcile net earnings to net cash
provided by operating activities:
(Gain) loss on disposition of assets	334	(32)
Foreign currency exchange (gain) loss	367	(234)
Depreciation and amortization	1,403	1,367
Share based payments	335	742
Excess tax benefits from share based payments	(264)	(499)
Deferred income taxes	196	(186)
Deferred rent	-	2
Bad debt expense	123	(2)
Changes in assets and liabilities:
Trade accounts receivable	4,908	(4,220)
Inventories	(3,659)	(4,318)
Prepaid expenses and other current assets	(237)	(174)
Income taxes receivable	(1,083)	(39)
Other long-term assets	(385)	-
Accounts payable	(913)	1,304
Accrued payroll liabilities and commissions	(1,654)	(741)
Customers’ deposits	(1,785)	2,324
Accrued customer support and warranty costs	(475)	24
Income taxes payable	(125)	673
Other accrued liabilities	(870)	(50)
Other	6	9

Cash used for operating activities	(4,679)	(1,766)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	9	36
Purchases of property, plant and equipment	(9,993)	(1,426)

Cash used in investing activities	(9,984)	(1,390)

		(Continued)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2009 AND 2008

	2009	2008
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$6,400	$-
Payments on long-term debt	(51)	-
Repurchases of common stock	(9,969)	-
Excess tax benefits from share based payments	264	499
Proceeds from issuance of common stock	98	612
Exchange of shares for statutory withholding	(82)	(639)

Cash provided by (used in) financing activities	(3,340)	472

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(182)	179

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,185)	(2,505)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	36,322	27,880

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$18,137	$25,375

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$59	$2
Cash paid during the period for income taxes	$371	$621

		(Concluded)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements.  These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The results of operations for the three and six-month periods ended March 31, 2009 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2009 and the results of its operations and its cash flows for the three and six-month periods ended March 31, 2009 and 2008.

2.	Stock compensation

During the six-month period ended March 31, 2009, the Company granted 39,331 shares of service-based stock awards.  The fair value of these ranged from $14.10 to $18.14 per share based on the fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service periods ranging from February 2010 through December 2011.  During the six-month period ended March 31, 2009, the Company also granted 10,801 shares of performance-based stock awards.  The fair value of this grant was $17.31 per share based on the fair market value at the grant date.  The restrictions on these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2011 and continuous employment through December 15, 2011.  At December 31, 2008, the Company estimated that it was less than probable that these performance goals would be achieved.  During the quarter ended March 31, 2009, 10,801 shares each of service-based and performance-based stock awards granted during fiscal 2009 were forfeited.

Stock compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Cost of goods sold	$29	$54	$48	$136
Operating expenses	(50)	307	287	606
Total stock compensation expense	$(21)	$361	$335	$742

Stock compensation expense remaining capitalized in inventory at March 31, 2009 and 2008 was $14,000 and $24,000, respectively.  Stock compensation expense for the three and six-month periods ended March 31, 2009 was reduced by approximately $381,000 and $262,000, respectively, due primarily to changes in estimates on performance-based stock awards granted in previous fiscal years as the Company estimated that it had become less than probable that the related performance goals would be achieved and due to the forfeiture of shares discussed above.

3.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share data):

	For the three months ended March 31, 2009			For the three months ended March 31, 2008
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(1,469)	4,839	$(0.30)	$1,193	5,437	$0.22
Effect of dilutive securities:
Common stock options		-			49
Common stock awards		-			45
Diluted EPS:
Earnings (loss) plus assumed conversions	$(1,469)	4,839	$(0.30)	$1,193	5,531	$0.22

	For the six months ended March 31, 2009			For the six months ended March 31, 2008
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(901)	5,069	$(0.18)	$2,284	5,395	$0.42
Effect of dilutive securities:
Common stock options		-			59
Common stock awards		-			42
Diluted EPS:
Earnings (loss) plus assumed conversions	$(901)	5,069	$(0.18)	$2,284	5,496	$0.42

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met.  The following potential common shares at March 31, 2009 and 2008 were not included in the calculation of diluted EPS as they were anti-dilutive or the performance measurement has not been met:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Common shares from:
Assumed exercise of stock options	55,000	-	55,000	-
Assumed lapse of restrictions on:
- Service-based stock grants	119,177	31,104	119,177	31,104
- Performance-based stock grants	35,408	35,408	35,408	35,408

The options expire on dates beginning in February 2010 through February 2015.  The restrictions on stock grants may lapse between September 2009 and December 2011.

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

5.	Termination costs

In March 2009, the Company announced a workforce reduction.  As a result, the Company expects to incur approximately $945,000 in costs related to the reduction in force.  Of this amount, approximately $845,000 relates to one-time termination benefits and $100,000 is for employee relocation costs.  At March 31, 2009, the company accrued as liabilities $845,000 of the costs, the significant majority of which were expensed as operating expenses in the second quarter of fiscal 2009.  The Company expects that approximately $906,000 of the total costs will be paid in the third quarter of fiscal 2009, with the remainder to be paid at later dates.

6.	Derivative Instruments

The Company entered into an interest rate swap arrangement during the first quarter of fiscal 2009.  The Company also entered into and settled certain foreign currency derivative contracts during the first six months of fiscal 2009.

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

At March 31, 2009, the Company had an interest rate swap of $6.4 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At March 31, 2009, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Condensed Consolidated Balance Sheet was $119,000.  There were no gains or losses recognized in net income related to the swap agreement during the six months ended March 31, 2009, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, at March 31, 2009, the $119,000 loss was recorded as part of Other Comprehensive Income in the Equity section of the Company’s Condensed Consolidated Balance Sheet.  During the three and six-month period ended March 31, 2009, the Company recorded $34,000 and $38,000, respectively, as interest expense related to the interest rate swap.  Based on current market conditions, the Company expects to record interest expense in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations to reflect actual interest payments and settlement of the interest rate swap in the next 12 months.  The interest rate swap matures in January 2024.

At March 31, 2009, the Company had a one-month undesignated forward exchange contract for €2.3 million.  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $363,000 and $330,000 were recorded for forward exchange contracts in the three and six-month periods ended March 31, 2009, respectively, in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations.  At March 31, 2009, the Company had liabilities of $116,000 under these forward contracts in Other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.  At September 30, 2008, the Company had assets of $33,000 for forward contracts in other current assets on the Company’s Consolidated Balance Sheet.

7.	Fair Value Measurements

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

	Fair Value Measurements at March 31, 2009 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Money market funds	$15,735	$-	$-	$15,735
Derivatives:
Interest rate swap	-	(119)	-	(119)
Forward exchange contracts	-	0	-	0

At March 31, 2009, the Company had long-term debt of approximately $6.4 million which is classified within Level 3.  The fair value of the debt approximated its carrying value.

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

8.     Property, plant and equipment

During the first quarter of fiscal 2009, the Company exercised its purchase option for its Walla Walla facility and grounds.  The purchase price was approximately $6.5 million.  Approximately $600,000 in deferred rents were offset against the purchase price as required by FASB 13, “Accounting for Leases.”  The Company has allocated approximately $1.7 million of the net purchase price to land and approximately $800,000 to land improvements and other separate components of the facility and grounds.  Also in the first quarter of the fiscal year, the Company decided to sell its facility and grounds in the Netherlands.  The net book value of the facility is approximately $1.1 million, and the Company expects to fully realize this amount upon sale.  This property is reported separately as “Property Held for Sale,” and the Company ceased depreciation on this property upon its reclassification.

9.	Financing arrangements

In the first quarter of fiscal 2009, the Company completed borrowing arrangements under a loan agreement with a domestic lender.  The loan agreement provides a revolving line of credit facility to the Company in the maximum principal amount of $10,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit facility matures on December 1, 2009.  The credit facility bears interest, at the Company’s option, of either the lender’s prime rate minus 1.75% or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.0% per annum.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At March 31, 2009, the Company had no outstanding borrowings under the revolving line of credit facility.

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

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At March 31, 2009, the Company was in compliance with its loan covenants.

The Company’s prior credit facility with a domestic lender was terminated during the first quarter of fiscal 2009.

10.	Capitalized interest

During the three and six-month period ended March 31, 2009, the Company incurred a total of $63,000 and $83,000, respectively, in interest expense.  Of this amount, $47,000 and $54,000, respectively, was capitalized to Property, Plant and Equipment related to self-constructed assets for the Company’s use.

11.	Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Components of comprehensive income (loss):
Net earnings (loss)	$(1,469)	$1,193	$(901)	$2,284
Other comprehensive income (loss) -
Foreign currency translation adjustment	(306)	473	(437)	608
Unrealized changes in value of derivatives	77	-	(119)	-
Income tax (expense) benefit related to items of comprehensive income (loss)	77	(161)	189	(207)
Total comprehensive income (loss)	$(1,621)	$1,505	$(1,268)	$2,685

12.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2009 and 2008 (in thousands) is as follows:

	Six months ended March 31,
	2009	2008
Beginning balance	$1,704	$1,433
Warranty costs incurred	(1,865)	(1,156)
Warranty expense accrued	1,916	1,006
Translation adjustments	(29)	43
Ending balance	$1,726	$1,326

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

Bank guarantees and letters of credit

At March 31, 2009, the Company had standby letters of credit totaling $532,000, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $382,000 of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries’ credit facility in Europe and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

Purchase Obligations

At March 31, 2009, the Company had contractual obligations to purchase certain materials and supplies aggregating $1.2 million.  As of March 31, 2009, the Company had purchased $50,000 of materials under these contracts.  The Company anticipates that it will purchase $1.1 million of these obligations within the next twelve months and $50,000 in the subsequent nine months.  During the three and six-month periods ended March 31, 2009, the Company recorded losses of $7,000 related to these contracts.

13.	Stock repurchase program

In the first quarter of fiscal 2009, the Board of Directors restored the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  The program does not incorporate a fixed expiration date.  During the first six months of fiscal 2009, the Company purchased 671,250 shares at an average price of $14.84 per share.  Included in these amounts was the repurchase of 23,325 shares of its common stock from Michael L. Shannon, an independent director of the Company.  The shares were purchased from Mr. Shannon during the first quarter of fiscal 2009 at an average price of $15.01 per share based on the daily closing price of the Company’s common stock on The Nasdaq Global Market, less $0.03 per share.  The total purchase price paid to Mr. Shannon was approximately $350,000.

14.	Subsequent events

Subsequent to March 31, 2009, the Company completed an agreement to acquire a minority interest in Proditec SAS, a French manufacturer of automated, solid dose pharmaceutical inspection systems.  The Company acquired a 15% minority interest for €870,000, or approximately $1.2 million.  The Company also acquired an exclusive option to purchase the remaining interest through October 5, 2009.  The Company incurred approximately $335,000 of related acquisition costs as of March 31, 2009.  This investment will be accounted for under the cost method of accounting with approximately $54,000 of the purchase price assigned as the fair value of the option.

15.	Future accounting changes

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

Overview

General

The Company and its operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality.  These systems integrate electro-optical automated inspection and sorting systems with process systems that include specialized conveying and preparation systems.  The Company provides parts and service for each of its product lines to customers throughout the world.  Industries served include food processing, as well as tobacco, plastics, and pharmaceuticals and nutraceuticals.  The Company maintains two domestic manufacturing facilities and a European manufacturing facility located in the Netherlands.  The Company markets its products directly and through independent sales representatives.

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

Current worldwide economic conditions have caused many customers to significantly delay or reduce their expenditures for capital equipment, and undertake more stringent and protracted approval processes within their organizations.  Consequently, the Company’s overall financial results thus far in fiscal 2009 have been adversely affected.  As a result, the Company is taking a variety of cost reduction initiatives during fiscal 2009 to maintain profitability for the fiscal year.   These cost reduction initiatives include a planned reduction of approximately 7% in its global workforce.  The initiatives also include cancellation of fiscal year cash and stock incentive awards, temporary reductions in pay for all U.S. personnel, suspension of 401(k) matching, mandatory leave and other cost reduction measures.  The significant majority of the benefits from these actions will be realized during the second half of fiscal 2009.

Subsequent to March 31, 2009, the Company completed an agreement to acquire a minority interest in Proditec SAS, a French manufacturer of automated, solid dose pharmaceutical inspection systems.  The Company acquired a 15% minority interest for €870,000, or approximately $1.2 million.  The Company also acquired an exclusive option to purchase the remaining interest through October 5, 2009.

Current period – second quarter of fiscal 2009

In the second quarter of fiscal 2009, the Company’s order volume, net sales, backlog, and net earnings all decreased compared to the corresponding period in the prior fiscal year.  Net sales of $23.3 million in the second fiscal quarter of 2009 were $5.8 million, or 20%, lower than net sales of $29.1 million in the corresponding quarter a year ago.  International sales were 37% of net sales for the second fiscal quarter of 2009, compared to 46% in the corresponding prior year period.  Backlog of $32.0 million at the end of the second fiscal quarter of 2009 represented a $15.2 million, or 32%, decrease from the ending backlog of $47.2 million in the corresponding quarter a year ago.  The net loss for the second quarter of fiscal 2009 was $1.5 million, or $0.30 per diluted share.  The net loss in the second quarter of fiscal 2009 included pre-tax charges of $845,000 related to a workforce reduction and a $343,000 write-off of previously incurred costs associated with a potential facility expansion.  The results for the second quarter of fiscal 2009 also included the effects of certain cost reduction initiatives implemented during fiscal 2009.  Net earnings for the corresponding period last year were $1.2 million, or $0.22 per diluted share.  Customer orders in the second quarter of fiscal 2009 of $25.9 million were down $13.5 million, or 34%, compared to the orders of $39.4 million in the second quarter of fiscal 2008.  Orders decreased across all major geographic areas, product lines and markets.  During the second quarter of fiscal 2009, the Company continued to focus on strengthening market share and revenues in its established markets and geographies, developing its presence in the pharmaceutical and nutraceutical market, increasing upgrade system sales, and continuing to expand its global market presence.

First six months of fiscal 2009

The Company’s results for the first half of fiscal 2009 also showed a decrease in order volume, net sales and net earnings compared to the corresponding period in the prior fiscal year.  Business decreased in all major geographic regions, customer markets and product lines.  Net sales of $50.6 million for the first six months of fiscal 2009 were $7.5 million, or 13% lower than net sales of $58.1 million in the corresponding period a year ago.  Customer orders in the first half of fiscal 2009 of $48.8 million were down $25.6 million, or 34%, compared to the orders of $74.4 million in the first half of fiscal 2008.  The net loss for the first half of fiscal 2009 was $901,000, or $0.18 per diluted share.  Net earnings for the corresponding six-month period last year were $2.3 million, or $0.42 per diluted share.  The net loss in the first half of fiscal 2009 included pre-tax charges of $845,000 related to a workforce reduction and a $343,000 write-off of previously incurred costs associated with a potential facility expansion.  The results for the first half of fiscal 2009 also included the effects of certain cost reduction initiatives implemented during fiscal 2009.

The Company continued in the first half of fiscal 2009 to work toward the implementation of a new global enterprise resource planning (“ERP”) system.  Implementation is being spread over a three-year period.  Operating expenses of approximately $652,000 and capital expenditures of approximately $2.0 million related to the ERP implementation were incurred during the first six months of fiscal 2009.  The Company currently plans the initial deployment of Phase I of the project during the third quarter of fiscal 2009.

Application of Critical Accounting Policies

The Company has identified its critical accounting policies, the application of which may materially affect its financial statements, either because of the significance of the financial statement item to which they relate, or because they require management judgment to make estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.  The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:
•	Revenue recognition
•	Allowances for doubtful accounts
•	Valuation of inventories
•	Long-lived assets
•	Allowances for warranties
•	Accounting for income taxes

Management has discussed the development, selection and related disclosures of these critical accounting estimates with the audit committee of the Company’s board of directors.

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales.  In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At March 31, 2009, the Company had invoiced $1.3 million compared to $2.9 million at September 30, 2008 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of March 31, 2009, the balance sheet included allowances for doubtful accounts of $387,000.  Amounts charged to bad debt expense for the six-month periods ended March 31, 2009 and 2008 were $123,000 and ($2,000), respectively.  Actual charges to the allowance for doubtful accounts for the six-month periods ended March 31, 2009 and 2008 were $50,000 and ($4,000), respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At March 31, 2009, cumulative inventory adjustments to lower of cost or market totaled $1.8 million compared to $1.7 million as of September 30, 2008.  Amounts charged to expense to record inventory at lower of cost or market for the six-month periods ended March 31, 2009 and 2008 were $347,000 and $185,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $175,000 and $292,000 for the six-month periods ended March 31, 2009 and 2008, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of March 31, 2009, the Company held $21.0 million of property, plant and equipment and intangible assets, net of depreciation and amortization, and goodwill.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of March 31, 2009, the balance sheet included warranty reserves of $1.7 million, while $1.9 million of warranty charges were incurred during the six-month period ended March 31, 2009, compared to warranty reserves of $1.4 million as of March 31, 2008 and warranty charges of $1.2 million for the six-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At March 31, 2009, the Company had valuation reserves of approximately $450,000 for deferred tax assets for capital loss carryforwards and the valuation reserve for notes receivable related to the sale of the investment in the InspX joint venture, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believe will not be utilized during the carryforward period.  There were no other valuation allowances at March 31, 2009 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2008 and thus far in fiscal 2009, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Adoption of New Accounting Principles

On October 1, 2008, Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” and Statement 159, “The Fair Value Option for Financial Assets and Financial Liabilities” became effective for the Company.  In the second quarter of fiscal 2009, Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities” became effective for the Company.  Adoption of these pronouncements did not have a significant effect on the Company’s financial statements.

Results of Operations

For the three months ended March 31, 2009 and 2008

Net sales decreased $5.8 million, or 20%, to $23.3 million in the second quarter of fiscal 2009 from the $29.1 million in net sales recorded in the corresponding quarter a year ago.  International sales for the three-month period were 37% of net sales compared to 46% in the corresponding prior year period.  Decreases in net sales occurred in process systems sales, down $4.3 million, or 33%, automated inspection systems sales, down $922,000, or 9%, and in parts and service sales, down $656,000, or 12%.  The decrease in process systems sales related to decreased shipments of vibratory products, SYMETIX® process systems, and other process systems equipment in all major geographic regions.  Automated inspection systems sales, including upgrade systems, represented 42% of net sales in the second quarter of fiscal 2009 compared to 36% of net sales in the second quarter of fiscal 2008.  Process systems sales represented 38% of net sales in the second quarter of fiscal 2009 compared to 45% during the second quarter of fiscal 2008, while parts and service sales accounted for 20% of the more recent quarter's net sales, up from 18% in the same quarter a year ago.

Total backlog was $32.0 million at the end of the second quarter of fiscal 2009 and was $15.2 million lower than the $47.2 million backlog at the end of the second quarter of the prior fiscal year.  Process systems backlog decreased by $13.0 million, or 57%, to $9.9 million at the end of the second quarter of fiscal 2009 compared to $22.9 million at the same time a year ago.  The backlog decrease for process systems was primarily related to vibratory products in all major geographic regions.  Backlog for automated inspection systems was down $2.3 million, or 10%, to $21.3 million at March 31, 2009 compared to $23.6 million at March 31, 2008.  The decreased automated inspection systems backlog included a reduction in backlog for upgrades and other automated inspection systems partially offset by increases in tobacco systems and the new Manta product.  Backlog by product line at March 31, 2009 was 67% automated inspection systems, 31% process systems, and 2% parts and service, compared to 50% automated inspection systems, 48% process systems, and 2% parts and service on March 31, 2008.

Orders decreased by $13.5 million, or 34%, to $25.9 million in the second quarter of fiscal 2009 compared to the second quarter new orders of $39.4 million a year ago.  Process systems orders decreased $7.6 million, or 44%, during the second quarter of fiscal 2009 to $9.8 million compared to $17.4 million in the second quarter of fiscal 2008.  Orders for automated inspection systems during the second quarter of fiscal 2009 decreased $5.4 million, or 33%, to $11.2 million from $16.6 million in the comparable quarter of fiscal 2008.  Orders for parts and service decreased $542,000, or 10%, during the second quarter of fiscal 2009 to $4.9 million compared to $5.4 million in the second quarter of fiscal 2008.  The decrease in orders for process systems, automated inspection systems, and parts and service related to all major geographic regions, customer markets and product lines.

Gross profit for the second quarter of fiscal 2009 was $8.1 million compared to $11.3 million in the corresponding period last year.  Gross profit in the second quarter of fiscal 2009, as a percentage of net sales, decreased to 35.0% compared to the 38.8% reported in the corresponding quarter of fiscal 2008.  The gross profit decline from the corresponding quarter a year ago was primarily a result of lower net sales and production volumes and underutilization of manufacturing operations.

Operating expenses of $9.8 million for the second quarter of fiscal 2009 were 42.3% of net sales compared with $10.0 million, or 34.5%, of net sales for the second quarter of fiscal 2008.  Spending decreased $211,000 after net charges related to the workforce reduction and implementation of certain other cost reduction initiatives.  The only other significant change in operating expenses related to the reduction in sales and marketing expenses.  Sales and marketing expenses during the second quarter of fiscal 2009 were down compared to the prior year second quarter primarily as a result of lower sales commissions related to lower sales and a lower percentage of sales generated by outside representatives.

Other expense for the second quarter of fiscal 2009 was $69,000 compared to other income of $506,000 for the corresponding period in fiscal 2008.  Other income (expense) decreased in the second quarter of fiscal 2009 compared to the corresponding period in fiscal 2008 due to a $125,000 decline in interest income on lower invested balances, foreign exchange losses of $59,000 incurred in the second fiscal quarter of 2009 compared to foreign exchange gains of $100,000 in the second fiscal quarter of 2008 and gains from reductions of other liabilities in fiscal 2008 which did not occur in fiscal 2009.

Net loss for the quarter ending March 31, 2008 was $1.5 million, or $0.30 per diluted share.  Net earnings for the same period last year were $1.2 million, or $0.22 per diluted share.  The net loss for the second quarter of fiscal 2009 included pre-tax charges of $845,000 related to a workforce reduction and a $343,000 write-off of previously incurred costs associated with a potential facility expansion.  Additionally, the net loss in the second quarter of fiscal 2009, compared to the net earnings in the second quarter of fiscal 2008, was due to lower gross profit margins related to lower sales and production volumes and underutilization of manufacturing operations.

For the six months ended March 31, 2009 and 2008

New orders for the first six months of fiscal 2009 decreased $25.6 million, or 34%, to $48.8 million compared to orders of $74.4 million for the first half of fiscal 2008.  Orders for process systems decreased $16.5 million, or 50%, to $16.7 million compared to $33.2 million in fiscal 2008.  Orders for automated inspection systems decreased approximately $8.5 million, or 27%, to $23.0 million compared to $31.5 million in fiscal 2008.  Orders for parts and service were $9.1 million, down $592,000, or 6%, from $9.7 million in the prior year.  The decrease in orders from the prior year for process systems, automated inspection systems, and parts and service related to all major geographic regions, customer markets, and product lines.

Net sales in the first half of fiscal 2009 decreased by $7.4 million, or 13%, to $50.6 million compared to $58.1 million for the same period in fiscal 2008.  International sales for the more recent six-month period were 41% of net sales compared to 52% for the first half of fiscal 2008.  Decreases in total net sales for the first six months of fiscal 2009 compared to the same period in the prior year occurred in process systems sales, down $7.3 million, or 28% and in parts and service sales, down $346,000, or 4%.  Net sales of automated inspection systems increased $201,000, or 1%.  Included in automated inspection net sales are upgrade sales of $8.9 million for the first half of fiscal 2009, which increased $597,000, or 7%, compared to the same period in the prior year.  The decrease in process systems sales was primarily the result of decreased shipments of vibratory products and other process systems equipment in all major geographic regions.  Automated inspection systems net sales, including upgrade systems, represented 44% of net sales in the first half of fiscal 2009 compared to 38% of net sales in the first half of fiscal 2008.  Process systems represented 37% of net sales in the first half of fiscal 2009 compared to 45% of net sales in the first six months of fiscal 2008.  Parts and service accounted for 19% of net sales in the first half of fiscal 2009, up from 17% for the same period in fiscal 2008.

Gross profit for the first six months of fiscal 2009 was $19.4 million compared to $22.8 million in the corresponding period last year.  Gross profit as a percentage of net sales in the first half of fiscal 2009 decreased to 38.4%, compared to the 39.2% reported for the same period of fiscal 2008.  The gross profit decline for the first six months of fiscal 2009 compared to the same period in fiscal 2008 was primarily a result of lower net sales and production volumes and underutilization of manufacturing operations.

Operating expenses of $20.3 million for the first six months of fiscal 2009 were 40.2% of sales compared with $20.3 million, or 34.9%, of sales for the first half of fiscal 2008.  Spending increased by $96,000 after net charges related to the workforce reduction and implementation of certain other cost reduction initiatives.  Sales and marketing expenses during the first six months of fiscal 2009 decreased compared to the prior year primarily as a result of lower commissions related to lower sales and a lower percentage of sales generated by outside representatives.  Research and development expenses increased as the Company continues to invest in new products.  General and administrative expenses during the first six months of fiscal 2009 increased compared to the prior year as a result of increased personnel and recruiting expenses and work incurred to implement the global ERP system.

Other expense for the first half of fiscal 2009 was $281,000 compared to other income of $813,000 for the corresponding period in fiscal 2008.  Other income (expense) decreased in the six-month period of fiscal 2009 compared to the corresponding period in fiscal 2008 due to a $224,000 decline in interest income in fiscal 2009 related to lower investment balances, foreign exchange losses of $367,000 incurred in fiscal 2009 compared to foreign exchange gains of $234,000 recognized in fiscal 2008, and gains from reductions of other liabilities in fiscal 2008 which did not occur in fiscal 2009.

Net loss for the first six months of fiscal 2009 was $901,000, or $0.18 per diluted share.  Net earnings for the same period in fiscal 2008 were $2.3 million, or $0.42 per diluted share.  In the first half of fiscal 2009, the net loss included pre-tax charges of $845,000 related to a workforce reduction and a $343,000 write-off of previously incurred costs associated with a potential facilities expansion.  Additionally, the net loss for the first six months of fiscal 2009, compared to the first six months of fiscal 2008, included lower gross profit related to lower sales and production volumes and underutilization of manufacturing operations.  The net loss for the first half of fiscal 2009 was favorably affected by a $160,000 reduction in tax expense due to changes in tax law enacted in the first quarter of fiscal 2009 to retroactively renew the R & D tax credit.

Liquidity and Capital Resources

In the first half of fiscal 2009, net cash decreased by $18.2 million to $18.1 million on March 31, 2009 from $36.3 million on September 30, 2008.  Cash used in operating activities was $4.7 million during the six-month period ended March 31, 2009.  Investing activities consumed $10.0 million of cash, including $6.5 million associated with the purchase of the Company’s headquarters facility in Walla Walla, Washington.  Financing activities used $3.3 million of cash, including $10.0 million for stock repurchases offset by the $6.4 million of proceeds associated with the new mortgage on the Walla Walla headquarters facility.  The effect of exchange rate changes on cash was a negative $182,000 during the first six months of fiscal 2009.

Cash used in operating activities during the six-month period ended March 31, 2009 was $4.7 million compared to $1.8 million of cash used in operating activities for the comparable period in fiscal 2008.  The primary contributors were the changes in net earnings (loss) and non-cash working capital.  For the first six months of fiscal 2008, net earnings were $2.3 million compared to a net loss of $901,000 for the first six months of fiscal 2009.  In the first six months of fiscal 2008, changes in non-cash working capital used $5.2 million of cash from operating activities.  During the first six months of fiscal 2009, changes in non-cash working capital used $6.3 million of cash from operating activities.  The major changes in current assets and current liabilities during the first six months of fiscal 2009 were decreased accrued payroll liabilities and commissions of $1.7 million, customer deposits of $1.8 million and other accrued liabilities of $870,000, offset by decreased trade receivables of $4.9 million, all related to decreased sales and order volumes.  In addition, there were increases in inventories of $3.7 million and income tax receivable of $1.1 million, along with decreases in accounts payable of $913,000.  The increase in inventories was primarily attributable to strategic product placements at customer locations and increased parts stock and subassemblies for quick response to customer orders.

The net cash used in investing activities of $10.0 million for the first six months of fiscal 2009 represents an $8.6 million change from the $1.4 million of net cash used in investing activities in the corresponding period a year ago.  The major change in investing activities resulted from the $6.5 million associated with the purchase of the Company’s headquarters facility in Walla Walla, which is expected to result in annual cash flow savings of approximately $300,000.  In addition, during the first six months of fiscal 2009, the Company incurred approximately $3.5 million of capitalized expenditures of which $2.0 million related to the ERP implementation.

Net cash used in financing activities during the first six months of fiscal 2009 was $3.3 million, compared with net cash provided by financing activities of $472,000 during the corresponding period in fiscal 2008.  The net cash used in financing activities during the first six months of fiscal 2009 resulted from the $10.0 million used in the stock repurchase program offset by the $6.4 million of proceeds associated with the new mortgage on the Walla Walla headquarters facility.  Financing activities during the first six months of the prior fiscal year included $612,000 generated from the issuance of common stock relating to employee stock option exercises and $499,000 from excess tax benefits from share-based payments, partially offset by $639,000 used for exchanges of shares for statutory withholding.

The Company’s domestic credit facility provides for a revolving credit line of up to $10 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on December 1, 2009.  The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.0% per annum.  At March 31, 2009, the interest rate would have been 1.50% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement also provides for a 15-year term loan in the amount of $6.4 million.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At March 31, 2009, the Company had no borrowings outstanding under the credit facility and $150,000 in standby letters of credit.  At March 31, 2009, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.3 million and includes an operating line of the lesser of $2.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.3 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At March 31, 2009, the interest rate was 5.85%.  At March 31, 2009, the Company had no borrowings under this facility and had received bank guarantees of $382,000 under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on March 31, 2009 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$6,349	$313	$666	$725	$4,645
Operating leases	1,823	548	944	331	-
Purchase obligations	1,155	1,104	51	-	-
Total contractual cash obligations	$9,327	$1,965	$1,661	$1,056	$4,645

(1)  The Company also has $110,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment can not be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At March 31, 2009, the Company had standby letters of credit totaling $532,000, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At March 31, 2009, the Company held a 30-day forward contract for €2.3 million.  As of March 31, 2009, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $222,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

As of March 31, 2009, the Euro lost a net of 6% in value against the U.S. dollar compared to its value at September 30, 2008.  During the six-month period ended March 31, 2009, changes in the value of the Euro against the U.S. dollar ranged between a 1% loss and an 11% loss as compared to the value at September 30, 2008.    Other foreign currencies showed varied changes in value against the U.S. dollar during the first six months of fiscal 2009, particularly the Mexican peso which lost 30% in value against the U.S. dollar compared to its value at September 30, 2008 after ranging as high as a 39% loss during the period.  The effect of these fluctuations on the operations and financial results of the Company during the first six-months of fiscal 2009 were:

•
Translation adjustments of ($288,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $367,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

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

Under the Company’s current credit facilities, the Company may borrow at either the lender’s prime rate minus 175 basis points or at BBA LIBOR plus 100 basis points on its domestic credit facility and at the lenders prime rate plus 175 basis points on its European credit facility.  At March 31, 2009, the Company had no borrowings under these arrangements.  During the six-month period ended March 31, 2009, interest rates applicable to these variable rate credit facilities ranged from 1.41% to 8.15%.  At March 31, 2009, the rate was 1.50% on its domestic credit facility and 5.85% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points; but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of March 31, 2009, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 4.                      CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the disclosure controls and procedures relating to the Company at March 31, 2009 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the six months ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

    The Company is currently implementing an enterprise resource planning system on a staged basis in its subsidiaries around the world.  The Company will implement the ERP system in its United States and European operations during the third quarter of fiscal year 2009.  The U.S. and European implementation will result in a material change to the Company’s system of internal control over financial reporting in the third quarter, and issues encountered subsequent to implementation may cause the Company to further revise its internal control process and procedures in order to correct and supplement its processing capabilities within the new system in that quarter.  Throughout the ERP system stabilization period, which is expected to last for the remainder of the year, the Company will continue to improve and enhance its system of internal control over financial reporting.  The Company plans to implement the ERP system in other subsidiaries in the coming years and believes that the ERP system will simplify and strengthen its system of internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended March 31, 2009 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2009	81,957	$19.25	80,814
February 1 – 28, 2009	262	$10.26	0
March 1 – 31, 2009	0	-	0
Total	82,219	$19.22	80,814	78,750	(2)

(1)
Includes 1,405 shares of restricted stock at an average price of $16.52 per share surrendered to satisfy tax withholding obligations by plan participants under the 2003 Restated Employees’ Stock Incentive Plan.  The shares are subsequently cancelled and retired.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on February 8, 2008.  Shareholders took the following actions at the meeting:

1.	The shareholders voted to elect the following nominees to the Company’s Board of Directors:

	Votes For	Votes Withheld
Gary F. Locke	4,463,201	123,147
Michael L. Shannon	4,190,941	395,407
Donald A. Washburn	4,036,377	549,971

There were no broker non-votes.

Subsequent to the Annual Meeting of Shareholders, Mr. Locke resigned from the Company’s Board of Directors effective March 26, 2009 upon his confirmation by the United States Senate to be the next United States Secretary of Commerce.

Other directors whose terms of office as a director continued after the meeting are as follows:

David M. Camp
Richard Lawrence
John E. Pelo
Charles H. Stonecipher

2.
The shareholders voted to ratify the appointment by the Audit committee of the Board of Directors of Grant Thornton LLP as the Company’s independent auditors for fiscal 2009 by the affirmative vote of 4,577,977 shares, with 1,792 shares voting against the proposal and 6,579 shares abstaining.  There were no broker non-votes.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: May 8, 2009	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	By /s/ John J. Ehren
John J. Ehren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2009

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