Form 10-Q
period 2009-06-30
KEY TECHNOLOGY INC
filed 2009-08-07
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, no par value, on July 31, 2009 was 5,005,832 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2009

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	27

SIGNATURES	28

EXHIBIT INDEX	29

PART I.                 FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND SEPTEMBER 30, 2008

	June 30, 2009	September 30, 2008
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,021	$36,322
Trade accounts receivable, net of allowance for doubtful accounts of $398 and $308, respectively	11,499	13,577
Inventories:
Raw materials	7,260	8,671
Work-in-process and sub-assemblies	10,482	6,600
Finished goods	7,675	6,644
Total inventories	25,417	21,915
Deferred income taxes	2,362	2,340
Receivable from sale of property	1,494	-
Prepaid expenses and other assets	2,881	1,873
Total current assets	54,674	76,027
Property, plant and equipment, net	16,091	8,705
Deferred income taxes	240	101
Goodwill, net	2,524	2,524
Investment in Proditec	1,491	-
Intangibles and other assets, net	1,564	2,268
Total	$76,584	$89,625

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$3,855	$7,556
Accrued payroll liabilities and commissions	5,043	7,558
Customers' deposits	6,121	8,035
Accrued customer support and warranty costs	2,386	2,545
Customer purchase plans	659	1,443
Income taxes payable	4	417
Current portion of long-term debt	316	-
Other accrued liabilities	900	942
Total current liabilities	19,284	28,496
Long-term debt	5,956	-
Long-term deferred rent	-	605
Other long-term liabilities	294	156
Shareholders' equity:
Common stock	17,963	19,489
Retained earnings and other shareholders' equity	33,087	40,879
Total shareholders' equity	51,050	60,368
Total	$76,584	$89,625

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(in thousands, except per share data)

Net sales	$26,209	$35,831
Cost of sales	16,609	20,795
Gross profit	9,600	15,036
Operating expenses:
Sales and marketing	4,152	5,552
Research and development	1,868	1,984
General and administrative	2,772	3,083
Amortization of intangibles	317	327
Total operating expenses	9,109	10,946
Gain on disposition of assets	19	13
Earnings from operations	510	4,103
Other income (expense)	(96)	252
Earnings before income taxes	414	4,355
Income tax expense (benefit)	(41)	1,392
Net earnings	$455	$2,963

Net earnings per share
- basic	$0.09	$0.54
- diluted	$0.09	$0.53

Shares used in per share calculations - basic	4,845	5,461

Shares used in per share calculations - diluted	4,887	5,574

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(in thousands, except per share data)

Net sales	$76,834	$93,884
Cost of sales	47,787	56,083
Gross profit	29,047	37,801
Operating expenses:
Sales and marketing	13,330	15,726
Research and development	6,183	5,958
General and administrative	8,992	8,532
Amortization of intangibles	952	981
Total operating expenses	29,457	31,197
Gain (loss) on disposition of assets	(315)	44
Earnings (loss) from operations	(725)	6,648
Other income (expense)	(377)	1,066
Earnings (loss) before income taxes	(1,102)	7,714
Income tax expense (benefit)	(656)	2,468
Net earnings (loss)	$(446)	$5,246

Net earnings (loss) per share
- basic	$(0.09)	$0.97
- diluted	$(0.09)	$0.95

Shares used in per share calculations - basic	4,994	5,417

Shares used in per share calculations - diluted	4,994	5,533

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(446)	$5,246
Adjustments to reconcile net earnings to net cash
provided by operating activities:
(Gain) loss on disposition of assets	315	(44)
Foreign currency exchange (gain) loss	390	(390)
Depreciation and amortization	2,250	2,064
Share based payments	617	1,142
Excess tax benefits from share based payments	(395)	(749)
Deferred income taxes	(153)	(188)
Deferred rent	-	3
Bad debt expense	123	7
Changes in assets and liabilities:
Trade accounts receivable	1,661	(1,696)
Inventories	(3,661)	(6,479)
Prepaid expenses and other current assets	(22)	8
Income taxes receivable	(1,005)	74
Other long-term assets	(50)	-
Accounts payable	(3,761)	1,506
Accrued payroll liabilities and commissions	(2,532)	1,146
Customers’ deposits	(1,978)	3,238
Accrued customer support and warranty costs	(121)	113
Income taxes payable	37	1,372
Other accrued liabilities	(934)	376
Other	4	(38)

Cash provided by (used for) operating activities	(9,661)	6,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	31	49
Purchases of property, plant and equipment	(10,801)
Investment in Proditec	(1,491)	(2,473)

Cash used in investing activities	(12,261)	(2,424)

		(Continued)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2009 AND 2008

	2009	2008
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$6,400	$-
Payments on long-term debt	(128)	-
Repurchases of common stock	(9,969)	-
Excess tax benefits from share based payments	395	749
Proceeds from issuance of common stock	124	661
Exchange of shares for statutory withholding	(96)	(639)

Cash provided by (used in) financing activities	(3,274)	771

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(105)	194

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,301)	5,252

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	36,322	27,880

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$11,021	$33,132

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$199	$2
Cash paid during the period for income taxes	$436	$1,194

		(Concluded)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements.  These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  The results of operations for the three- and nine-month periods ended June 30, 2009 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2009 and the results of its operations and its cash flows for the three and nine-month periods ended June 30, 2009 and 2008.

The Company has evaluated subsequent events through August 7, 2009, the date the financial statements were issued.

2.	Stock compensation

During the nine-month period ended June 30, 2009, the Company granted 39,331 shares of service-based stock awards.  The fair value of these grants ranged from $14.10 to $18.14 per share based on the fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service periods ranging from February 2010 through December 2011.  During the nine-month period ended June 30, 2009, the Company also granted 10,801 shares of performance-based stock awards.  The fair value of this grant was $17.31 per share based on the fair market value at the grant date.  The restrictions on these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2011 and continuous employment through December 15, 2011.  The Company estimates that it is less than probable that these performance goals will be achieved and, therefore, has not recorded any stock compensation expense in fiscal 2009 related to these awards.  During the nine-month period ended June 30, 2009, 10,801 shares each of service-based and performance-based stock awards granted during fiscal 2009 were forfeited.

Stock compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Cost of goods sold	$24	$36	$73	$172
Operating expenses	257	364	544	970
Total stock compensation expense	$281	$400	$617	$1,142

Stock compensation expense remaining capitalized in inventory at June 30, 2009 and 2008 was $12,000 and $15,000, respectively.  Stock compensation expense for the nine-month period ended June 30, 2009 was reduced by approximately $262,000 due primarily to changes in estimates on performance-based stock awards granted in previous fiscal years as the Company estimated that it had become less than probable that the related performance goals would be achieved and due to the forfeiture of shares discussed above.

3.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share data):

	For the three months ended June 30, 2009			For the three months ended June 30, 2008
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$455	4,845	$0.09	$2,963	5,461	$0.54
Effect of dilutive securities:
Common stock options		11			60
Common stock awards		31			53
Diluted EPS:
Earnings plus assumed conversions	$455	4,887	$0.09	$2,963	5,574	$0.53

	For the nine months ended June 30, 2009			For the nine months ended June 30, 2008
	Loss	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(446)	4,994	$(0.09)	$5,246	5,417	$0.97
Effect of dilutive securities:
Common stock options		-			72
Common stock awards		-			44
Diluted EPS:
Earnings (loss) plus assumed conversions	$(446)	4,994	$(0.09)	$5,246	5,533	$0.95

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met.  The following potential common shares at June 30, 2009 and 2008 were not included in the calculation of diluted EPS as they were anti-dilutive or the performance measurement has not been met:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Common shares from:
Assumed exercise of stock options	15,000	-	55,000	-
Assumed lapse of restrictions on:
- Service-based stock grants	46,297	1,650	112,871	2,650
- Performance-based stock grants	31,904	35,408	31,904	35,408

The options expire on dates beginning in February 2010 through February 2015.  The restrictions on stock grants may lapse between September 2009 and December 2011.

4.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  Changes in the estimated effective income tax rate are accounted for in the period the change in estimate occurs.  In the third quarter of fiscal 2009, the Company revised its estimated effective income tax rate for the year which reduced income tax expense by approximately $165,000.  During the first quarter of fiscal 2009, income tax expense was reduced by approximately $160,000 for additional research and development tax credits related to expenditures incurred during fiscal 2008 due to changes in tax law which were enacted during the quarter to retroactively renew these tax credits.

5.	Termination costs

In March 2009, the Company announced a workforce reduction.  As a result, the Company expects to incur approximately $890,000 in costs related to the reduction in force.  Of this amount, approximately $845,000 relates to one-time termination benefits and $45,000 is for employee relocation costs.  Approximately $845,000 and $45,000 of these costs were expensed as operating expenses in the second and third quarters of fiscal 2009, respectively.  At June 30, 2009, approximately $264,000 remained accrued as liabilities for amounts expensed in the second quarter of fiscal 2009 that were not paid as of June 30, 2009.  The Company expects that these amounts will be paid in fiscal 2010.

6.	Derivative Instruments

The Company entered into an interest rate swap arrangement during the first quarter of fiscal 2009.  The Company also entered into and settled certain foreign currency derivative contracts during the first nine months of fiscal 2009.

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

At June 30, 2009, the Company had an interest rate swap of $6.3 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At June 30, 2009, the fair value of the swap agreement recorded as an asset in Other long-term assets on the Condensed Consolidated Balance Sheet was $199,000.  There were no gains or losses recognized in net income related to the swap agreement during the nine months ended June 30, 2009, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, at June 30, 2009, the $199,000 gain was recorded as part of Other Comprehensive Income in the Equity section of the Company’s Condensed Consolidated Balance Sheet.  During the three and nine-month period ended June 30, 2009, the Company recorded $39,000 and $77,000, respectively, as interest expense related to the interest rate swap.  Based on current market conditions, the Company expects to record interest expense in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations to reflect actual interest payments and settlement of the interest rate swap in the next 12 months.  The interest rate swap matures in January 2024.

At June 30, 2009, the Company had a one-month undesignated forward exchange contract for €3.5 million.  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $326,000 and $657,000 were recorded for forward exchange contracts in the three and nine-month periods ended June 30, 2009, respectively, in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations.  At June 30, 2009, the Company had assets of $35,000 under these forward contracts in Other current assets on the Company’s Condensed Consolidated Balance Sheet.  At September 30, 2008, the Company had assets of $33,000 for forward contracts in other current assets on the Company’s Consolidated Balance Sheet.

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

	Fair Value Measurements at June 30, 2009 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Money market funds	$8,397	$-	$-	$8,397
Derivatives:
Interest rate swap	-	199	-	199
Forward exchange contracts	-	0	-	0

At June 30, 2009, the Company had long-term debt of approximately $6.3 million which is classified within Level 3.  The fair value of the debt approximated its carrying value.  At June 30, 2009, the Company had a $54,000 purchase option, the fair value of which approximated its carrying value.

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

During the first quarter of fiscal 2009, the Company exercised its purchase option for its Walla Walla facility and grounds.  The purchase price was approximately $6.5 million.  Approximately $600,000 in deferred rents was offset against the purchase price as required by FASB 13, “Accounting for Leases.”  The Company has allocated approximately $1.7 million of the net purchase price to land and approximately $800,000 to land improvements and other separate components of the facility and grounds.  Also in the third quarter of the fiscal year, the Company sold its facility and grounds in the Netherlands.  The gross selling price of approximately $1.5 million, which included transfer taxes payable, was recorded as a receivable from the sale as of June 30, 2009 and was remitted to the Company subsequent to June 30, 2009.  The net proceeds to the Company were approximately $1.4 million.  The sales agreement also provided for a 33 month leaseback of a portion of the facility, with a monthly renewal option, for approximately $6,500 per month.  As a result of the sale and leaseback, approximately $8,000 of the gain from the sale was recognized during the third quarter of fiscal 2009, and the remaining $211,000 gain was deferred and will be amortized as an offset to rent expense over the leaseback period.

9.	Investment in Proditec

In the third quarter of fiscal 2009, the Company completed an agreement to acquire a minority interest in Proditec SAS, a French manufacturer of automated, solid dose pharmaceutical inspection systems.  The Company acquired a 15% minority interest for €870,000, or approximately $1.2 million.  The Company also acquired an exclusive option to purchase the remaining interest through October 5, 2009.  The Company’s investment in Proditec, including acquisition costs, is approximately $1.5 million as of June 30, 2009.  This investment is being accounted for under the cost method of accounting with approximately $54,000 of the purchase price assigned as the fair value of the option.

10.	Financing arrangements

In the first quarter of fiscal 2009, the Company completed borrowing arrangements under a loan agreement with a domestic lender.  The loan agreement provides a revolving line of credit facility to the Company in the maximum principal amount of $10,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit facility matures on December 1, 2009.  The credit facility bears interest, at the Company’s option, of either the lender’s prime rate minus 1.75% or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.0% per annum.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At June 30, 2009, the Company had no outstanding borrowings under the revolving line of credit facility.

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

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At June 30, 2009, the Company was in compliance with its loan covenants.

The Company’s prior credit facility with a domestic lender was terminated during the first quarter of fiscal 2009.  The Company’s existing European credit facility remains unchanged.

11.	Capitalized interest

During the three and nine-month period ended June 30, 2009, the Company incurred a total of $69,000 and $152,000, respectively, in interest expense.  Of this amount, $18,000 and $72,000, respectively, was capitalized to Property, Plant and Equipment related to self-constructed assets for the Company’s use.

12.	Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Components of comprehensive income (loss):
Net earnings (loss)	$455	$2,963	$(446)	$5,246
Other comprehensive income (loss) -
Foreign currency translation adjustment	244	(23)	(193)	585
Unrealized changes in value of derivatives	318	-	199	-
Income tax (expense) benefit related to items of comprehensive income (loss)	(191)	8	(2)	(199)
Total comprehensive income (loss)	$826	$2,948	$(442)	$5,632

13.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2009 and 2008 (in thousands) is as follows:

	Nine months ended June 30,
	2009	2008
Beginning balance	$1,704	$1,433
Warranty costs incurred	(2,830)	(1,731)
Warranty expense accrued	3,090	1,632
Translation adjustments	(6)	42
Ending balance	$1,958	$1,376

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

Bank guarantees and letters of credit

At June 30, 2009, the Company had standby letters of credit totaling $1.6 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $1.4 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries’ credit facility in Europe and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

Purchase Obligations

At June 30, 2009, the Company had remaining contractual obligations to purchase certain materials and supplies aggregating $1.1 million.  As of June 30, 2009, the Company had purchased $149,000 of materials under these contracts.  The Company anticipates that it will purchase approximately $1.1 million of these obligations within the next twelve months and $26,000 in the subsequent three months.  During the three and nine-month periods ended June 30, 2009, the Company recorded losses of $10,000 and $17,000, respectively, related to these contracts.

14.	Stock repurchase program

In the first quarter of fiscal 2009, the Board of Directors restored the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  The program does not incorporate a fixed expiration date.  During the first nine months of fiscal 2009, the Company purchased 671,250 shares at an average price of $14.84 per share.  Included in these amounts was the repurchase of 23,325 shares of its common stock from Michael L. Shannon, an independent director of the Company.  The shares were purchased from Mr. Shannon during the first quarter of fiscal 2009 at an average price of $15.01 per share based on the daily closing price of the Company’s common stock on The Nasdaq Global Market, less $0.03 per share.  The total purchase price paid to Mr. Shannon was approximately $350,000.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at fair value on the date of acquisition. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The Company does not expect the adoption of SFAS 160 to have a significant effect on its financial statements.  The adoption of SFAS 141R will affect the Company for any acquisitions made subsequent to the end of fiscal 2009.

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

Current worldwide economic conditions have caused many customers to significantly delay or reduce their expenditures for capital equipment, and undertake more stringent and protracted approval processes within their organizations.  As a result, the Company’s overall financial results thus far in fiscal 2009 have been adversely affected and the Company has taken a variety of cost reduction initiatives.  These cost reduction initiatives included a reduction of approximately 7% in its global workforce.  The initiatives also included cancellation of fiscal year cash and stock incentive awards, temporary reductions in pay for all U.S. personnel, suspension of 401(k) matching, mandatory leave and other cost reduction measures.  The majority of the benefits from these actions are expected to be realized during the second half of fiscal 2009.

During the third quarter of fiscal 2009, the Company completed an agreement to acquire a minority interest in Proditec SAS, a French manufacturer of automated, solid dose pharmaceutical inspection systems.  The Company acquired a 15% minority interest for €870,000, or approximately $1.2 million.  The Company also acquired an exclusive option to purchase the remaining interest through October 5, 2009.

Current period – third quarter of fiscal 2009

In the third quarter of fiscal 2009, the Company’s order volume, net sales, backlog, and net earnings all decreased compared to the corresponding period in the prior fiscal year.  Net sales of $26.2 million in the third fiscal quarter of 2009 were $9.6 million, or 27%, lower than net sales of $35.8 million in the corresponding quarter a year ago.  International sales were 48% of net sales for the third fiscal quarter of 2009, compared to 45% in the corresponding prior year period.  Backlog of $26.2 million at the end of the third fiscal quarter of 2009 represented a $16.0 million, or 38%, decrease from the ending backlog of $42.2 million in the corresponding quarter a year ago.  Net earnings for the third quarter of fiscal 2009 were $455,000, or $0.09 per diluted share.  Net earnings for the corresponding period last year were $3.0 million, or $0.53 per diluted share.  Customer orders in the third quarter of fiscal 2009 of $20.7 million were down $10.0 million, or 33%, compared to orders of $30.7 million in the third quarter of fiscal 2008.  Orders decreased across all major geographic areas, product lines and markets.  During the third quarter of fiscal 2009, the Company continued to focus on strengthening market share and revenues in its established markets and geographies, developing its presence in the pharmaceutical and nutraceutical market, increasing upgrade system sales, and continuing to expand its global market presence.

First nine months of fiscal 2009

The Company’s results for the first nine months of fiscal 2009 also showed a decrease in order volume, net sales and net earnings compared to the corresponding period in the prior fiscal year.  Business decreased in all major geographic regions, customer markets and product lines.  Net sales of $76.8 million for the first nine months of fiscal 2009 were $17.0 million, or 18%, lower than net sales of $93.9 million in the corresponding period a year ago.

Customer orders in the first nine months of fiscal 2009 of $69.5 million were down $35.6 million, or 34%, compared to the orders of $105.1 million in the first nine months of fiscal 2008.  The net loss for the first nine months of fiscal 2009 was $446,000, or $0.09 per diluted share.  Net earnings for the corresponding nine-month period last year were $5.2 million, or $0.95 per diluted share.  The net loss in the first nine months of fiscal 2009 included pre-tax charges of $890,000 related to a workforce reduction and a $343,000 write-off of previously incurred costs associated with a potential facility expansion.  The results for the first nine months of fiscal 2009 also included the effects of certain cost reduction initiatives implemented during fiscal 2009.

The Company implemented a new global enterprise resource planning (“ERP”) system during the third quarter of fiscal 2009.  Capital expenditures of approximately $2.8 million related to the ERP implementation were incurred during the first nine months of fiscal 2009.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  If the Company believes there are potential sales returns, the Company will provide any necessary provision against sales.  In accordance with the Financial Accounting Standard Board’s Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” the Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At June 30, 2009, the Company had invoiced $2.4 million compared to $2.9 million at September 30, 2008 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of June 30, 2009, the balance sheet included allowances for doubtful accounts of $398,000.  Amounts charged to bad debt expense for the nine-month periods ended June 30, 2009 and 2008 were $123,000 and $7,000, respectively.  Actual charges to the allowance for doubtful accounts for the nine-month periods ended June 30, 2009 and 2008 were $39,000 and $163,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At June 30, 2009, cumulative inventory adjustments to lower of cost or market totaled $1.9 million compared to $1.7 million as of September 30, 2008.  Amounts charged to expense to record inventory at lower of cost or market for the nine-month periods ended June 30, 2009 and 2008 were $395,000 and $312,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $201,000 and $419,000 for the nine-month periods ended June 30, 2009 and 2008, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of June 30, 2009, the Company held $19.9 million of property, plant and equipment and intangible assets, net of depreciation and amortization, and goodwill.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of June 30, 2009, the balance sheet included warranty reserves of $2.0 million, while $2.8 million of warranty charges were incurred during the nine-month period ended June 30, 2009, compared to warranty reserves of $1.4 million as of June 30, 2008 and warranty charges of $1.7 million for the nine-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At June 30, 2009, the Company had valuation reserves of approximately $450,000 for deferred tax assets for capital loss carryforwards and the valuation reserve for notes receivable related to the sale of the investment in the InspX joint venture, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believe will not be utilized during the carryforward period.  There were no other valuation allowances at June 30, 2009 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits, export-related tax benefits, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2008 and thus far in fiscal 2009, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

The federal Research and Development Credit (“R&D credit”) expired on December 31, 2007.  During the first quarter of fiscal 2009, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing R&D credit was retroactively renewed and extended to December 31, 2009.  Due to this change in tax law, the Company recorded approximately $160,000 of additional R&D tax credits in the first quarter of fiscal 2009 related to R&D expenditures incurred during fiscal 2008.  In the third quarter of fiscal 2009, the Company reduced income tax expense by approximately $165,000 due to changes in the estimate of the Company’s effective tax rate for fiscal 2009.

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

Results of Operations

For the three months ended June 30, 2009 and 2008

Net sales decreased $9.6 million, or 27%, to $26.2 million in the third quarter of fiscal 2009 from $35.8 million in net sales recorded in the corresponding quarter a year ago.  International sales for the three-month period were 48% of net sales compared to 55% in the corresponding prior year period.  Decreases in net sales occurred in process systems sales, down $6.9 million, or 46%, automated inspection systems sales, down $2.6 million, or 17%, and in parts and service sales, down $187,000, or 3%.  The decrease in process systems sales related to decreased shipments of vibratory products, and other process systems equipment in all major geographic regions.  The decrease in automated inspection systems sales related primarily to decreased shipments of upgrade systems.  Automated inspection systems sales, including upgrade systems, represented 48% of net sales in the third quarter of fiscal 2009 compared to 42% of net sales in the third quarter of fiscal 2008.  Process systems sales represented 31% of net sales in the third quarter of fiscal 2009 compared to 42% during the third quarter of fiscal 2008, while parts and service sales accounted for 21% of the more recent quarter's net sales, up from 16% in the same quarter a year ago.

Total backlog was $26.2 million at the end of the third quarter of fiscal 2009 and was $16.0 million lower than the $42.2 million backlog at the end of the third quarter of the prior fiscal year.  Process systems backlog decreased by $8.0 million, or 46%, to $9.4 million at the end of the third quarter of fiscal 2009 compared to $17.4 million at the same time a year ago.  The backlog decrease for process systems was primarily related to vibratory products in all major geographic regions.  Backlog for automated inspection systems was down $7.3 million, or 31%, to $16.1 million at June 30, 2009 compared to $23.4 million at June 30, 2008.  The backlog decrease for automated inspection systems was in all product categories except for increases in backlog for tobacco systems and upgrade systems.  Backlog by product line at June 30, 2009 was 61% automated inspection systems, 36% process systems, and 3% parts and service, compared to 56% automated inspection systems, 41% process systems, and 3% parts and service on June 30, 2008.

Orders decreased by $10 million, or 33%, to $20.7 million in the third quarter of fiscal 2009 compared to the third quarter new orders of $30.7 million a year ago.  Process systems orders decreased $1.6 million, or 17%, during the third quarter of fiscal 2009 to $7.6 million compared to $9.2 million in the third quarter of fiscal 2008.  Orders for automated inspection systems during the third quarter of fiscal 2009 decreased $7.6 million, or 50%, to $7.5 million from $15.1 million in the comparable quarter of fiscal 2008.  Orders for parts and service decreased $799,000, or 13%, during the third quarter of fiscal 2009 to $5.6 million compared to $6.4 million in the third quarter of fiscal 2008.  The decrease in orders for process systems, automated inspection systems, and parts and service related to all major geographic regions, customer markets and product lines.

Gross profit for the third quarter of fiscal 2009 was $9.6 million compared to $15.0 million in the corresponding period last year.  Gross profit in the third quarter of fiscal 2009, as a percentage of net sales, decreased to 36.6% compared to the 42.0% reported in the corresponding quarter of fiscal 2008.  The gross profit decline from the corresponding quarter a year ago was primarily due to market driven pricing pressures, lower volumes, and underutilization of manufacturing operations, as well as increased customer support costs.

Operating expenses of $9.1 million for the third quarter of fiscal 2009 were 34.8% of net sales compared with $10.9 million, or 30.5% of net sales, for the third quarter of fiscal 2008.  The most significant change in operating expenses related to the reduction in sales and marketing expenses.  Sales and marketing expenses during the third quarter of fiscal 2009 were down compared to the prior year third quarter primarily as a result of lower sales commissions related to lower sales and a lower percentage of sales generated by outside representatives.  Other operating expense reductions related to the cost reduction initiatives implemented in the second quarter of fiscal 2009.

Other expense for the third quarter of fiscal 2009 was $96,000 compared to other income of $252,000 for the corresponding period in fiscal 2008.  Other income (expense) decreased in the third quarter of fiscal 2009 compared to the corresponding period in fiscal 2008 due to a $121,000 decline in interest income on lower invested balances, and foreign exchange losses of $23,000 incurred in the third fiscal quarter of 2009 compared to foreign exchange gains of $156,000 in the third fiscal quarter of 2008.

Net income for the quarter ending June 30, 2009 was $455,000, or $0.09 per diluted share.  Net earnings for the same period last year were $3.0 million, or $0.53 per diluted share.  The lower net earnings in the third quarter of fiscal 2009, compared to the net earnings in the third quarter of fiscal 2008, were due to lower gross profit margins related to lower sales and production volumes, and underutilization of manufacturing operations partially offset by a reduction in operating expenses.  The net earnings for the third quarter of fiscal 2009 were favorably affected by approximately $165,000 due to changes in the estimate of the Company’s effective tax rate for fiscal 2009.

For the nine months ended June 30, 2009 and 2008

Net sales in the first nine months of fiscal 2009 decreased by $17.1 million, or 18%, to $76.8 million compared to $93.9 million for the same period in fiscal 2008.  International sales for the more recent nine-month period were 43% of net sales compared to 53% for the first nine months of fiscal 2008.  Decreases in total net sales for the first nine months of fiscal 2009 compared to the same period in the prior year occurred in process systems sales, down $14.2 million, or 35% , in automated inspection systems , down $2.4 million, or 6%, and in parts and service sales, down $534,000, or 3%.  The decrease in process systems sales was primarily the result of decreased shipments of vibratory products and other process systems equipment in all major geographic regions.  The decrease in automated inspection system sales related significantly to decreased installations of upgrade systems.  Automated inspection systems net sales, including upgrade systems, represented 46% of net sales in the first nine months of fiscal 2009 compared to 40% of net sales in the first nine months of fiscal 2008.  Process systems represented 35% of net sales in the first nine months of fiscal 2009 compared to 44% of net sales in the first nine months of fiscal 2008.  Parts and service accounted for 19% of net sales in the first nine months of fiscal 2009, up from 16% for the same period in fiscal 2008.

New orders for the first nine months of fiscal 2009 decreased $35.6 million, or 34%, to $69.5 million compared to orders of $105.1 million for the first nine months of fiscal 2008.  Orders for process systems decreased $18.0 million, or 43%, to $24.3 million compared to $42.3 million in fiscal 2008.  Orders for automated inspection systems decreased approximately $16.2 million, or 35%, to $30.5 million compared to $46.7 million in fiscal 2008.  Orders for parts and service were $14.7 million, down $1.4 million, or 9%, from $16.1 million in the prior year.  The decrease in orders from the prior year for process systems, automated inspection systems, and parts and service related to all major geographic regions, customer markets, and product lines.

Gross profit for the first nine months of fiscal 2009 was $29.0 million compared to $37.8 million in the corresponding period last year.  Gross profit as a percentage of net sales in the first nine months of fiscal 2009 decreased to 37.8%, compared to the 40.3% reported for the same period of fiscal 2008.  The gross profit decline for the first nine months of fiscal 2009 compared to the same period in fiscal 2008 was primarily due to market driven pricing pressures, lower sales volumes, and underutilization of manufacturing operations, as well as increased customer support costs.

Operating expenses of $29.5 million for the first nine months of fiscal 2009 were 38.3% of sales compared with $31.2 million, or 33.2%, of sales for the first nine months of fiscal 2008.  Sales and marketing expenses during the first nine months of fiscal 2009 decreased compared to the prior year primarily as a result of lower commissions related to lower sales and a lower percentage of sales generated by outside representatives.  Research and development expenses increased as the Company continues to invest in new products.  General and administrative expenses during the first nine months of fiscal 2009 increased compared to the prior year as a result of work incurred to implement the global ERP system.

       Other expense for the first nine months of fiscal 2009 was $377,000 compared to other income of $1.1 million for the corresponding period in fiscal 2008.  Other income (expense) decreased in the nine-month period of fiscal 2009 compared to the corresponding period in fiscal 2008 due to a $345,000 decline in interest income in fiscal 2009 related to lower investment balances, foreign exchange losses of $390,000 incurred in fiscal 2009 compared to foreign exchange gains of $390,000 recognized in fiscal 2008, and gains from reductions of other liabilities in fiscal 2008 which did not occur in fiscal 2009.

Net loss for the first nine months of fiscal 2009 was $446,000, or $0.09 per diluted share.  Net earnings for the same period in fiscal 2008 were $5.2 million, or $0.95 per diluted share.  In the first nine months of fiscal 2009, the net loss included pre-tax charges of $890,000 related to a workforce reduction and a $343,000 write-off of previously incurred costs associated with a potential facilities expansion.  Additionally, the net loss for the first nine months of fiscal 2009, compared to the first nine months of fiscal 2008, included lower gross profit related to lower sales and production volumes, and underutilization of manufacturing operations partially offset by a reduction in operating expenses.  The net loss for the first nine months of fiscal 2009 was favorably affected by a $160,000 reduction in tax expense due to changes in tax law enacted in the first quarter of fiscal 2009 to retroactively renew the R & D tax credit.

Liquidity and Capital Resources

In the first nine months of fiscal 2009, net cash decreased by $25.3 million to $11.0 million on June 30, 2009 from $36.3 million on September 30, 2008.  Cash used in operating activities was $9.7 million during the nine-month period ended June 30, 2009.  Investing activities consumed $12.3 million of cash, including $6.5 million associated with the purchase of the Company’s headquarters facility in Walla Walla, Washington.  Financing activities used $3.3 million of cash, including $10.0 million for stock repurchases offset by the $6.4 million of proceeds associated with the new mortgage on the Walla Walla headquarters facility and $300,000 of net cash provided by other financing activities.  The effect of foreign exchange rate changes on cash was a negative $105,000 during the first nine months of fiscal 2009.

Cash used in operating activities during the nine-month period ended June 30, 2009 was $9.7 million compared to $6.7 million of cash provided by operating activities for the comparable period in fiscal 2008.  The primary contributors were the changes in net earnings (loss) and non-cash working capital.  For the first nine months of fiscal 2009, there was a net loss of $446,000 compared to net earnings of $5.2 million for the first nine months of fiscal 2008.  During the first nine months of fiscal 2009, changes in non-cash working capital used $12.4 million of cash from operating activities.  In the first nine months of fiscal 2008, changes in non-cash working capital used $380,000 of cash from operating activities.  The major changes in current assets and current liabilities during the first nine months of fiscal 2009 were decreased accounts payable of $3.8 million, accrued payroll liabilities and commissions of $2.5 million, customer deposits of $2.0 million, other accrued liabilities of $934,000, offset by decreased trade receivables of $1.7 million, mostly related to decreased sales and order volumes.  In addition, there were increases in inventories of $3.7 million and income tax receivable of $1.0 million.  The increase in inventories was primarily attributable to strategic product placements at customer locations and increased parts stock and subassemblies for quick response to customer orders.

The net cash used in investing activities of $12.3 million for the first nine months of fiscal 2009 represents a $9.9 million change from the $2.4 million of net cash used in investing activities in the corresponding period a year ago.  The major change in investing activities resulted from the $6.5 million associated with the purchase of the Company’s headquarters facility in Walla Walla, which is expected to result in annual cash flow savings of approximately $300,000.  In addition, during the first nine months of fiscal 2009, the Company incurred approximately $4.3 million of capitalized expenditures of which $2.8 million related to the ERP implementation.  Investing activities in fiscal 2009 also included a $1.5 million capital investment in Proditec SAS.

Net cash used in financing activities during the first nine months of fiscal 2009 was $3.3 million, compared with net cash provided by financing activities of $771,000 during the corresponding period in fiscal 2008.  The net cash used in financing activities during the first nine months of fiscal 2009 resulted from the $10.0 million used in the stock repurchase program offset by the $6.4 million of proceeds associated with the new mortgage on the Walla Walla headquarters facility and $300,000 of net cash provided by other financing activities.  Financing activities during the first nine months of the prior fiscal year included $661,000 generated from the issuance of common stock relating to employee stock option exercises and $749,000 from excess tax benefits from share-based payments, partially offset by $639,000 used for exchanges of shares for statutory withholding.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $10 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on December 1, 2009.  The credit facility bears interest, at the Company’s option, of either the bank prime rate minus 1.75% or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.0% per annum.  At June 30, 2009, the interest rate would have been 1.31% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement also provides for a 15-year term loan in the amount of $6.4 million.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At June 30, 2009, the Company had no borrowings outstanding under the credit facility and $150,000 in standby letters of credit.  At June 30, 2009, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.5 million and includes an operating line of the lesser of $2.1 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At June 30, 2009, the interest rate was 6.60%.  At June 30, 2009, the Company had no borrowings under this facility and had received bank guarantees of $1.4 million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on June 30, 2009 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$6,272	$316	$673	$734	$4,549
Operating leases	1,981	636	1,098	247	-
Purchase obligations	1,056	1,030	26	-	-
Total contractual cash obligations	$9,309	$1,982	$1,797	$981	$4,549

(1)  The Company also has $110,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At June 30, 2009, the Company had standby letters of credit totaling $1.6 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), “Business Combinations,” and No. 160 (SFAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at fair value on the date of acquisition. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under SFAS 160, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions. SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The Company does not expect the adoption of SFAS 160 to have a significant effect on its financial statements.  The adoption of SFAS 141R will affect the Company for any acquisitions made subsequent to the end of fiscal 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar, Mexican peso and Chinese renminbi.

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  For sales transactions between international customers, including European customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At June 30, 2009, the Company held a 30-day forward contract for €3.5 million.  As of June 30, 2009, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $525,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

As of June 30, 2009, the Euro lost less than 1% in value against the U.S. dollar compared to its value at September 30, 2008.  During the nine-month period ended June 30, 2009, changes in the value of the Euro against

the U.S. dollar ranged between less than a 1% gain and a 10% loss as compared to the value at September 30, 2008.    Other foreign currencies showed varied changes in value against the U.S. dollar during the first nine months of fiscal 2009, particularly the Mexican peso which lost 17% in value against the U.S. dollar compared to its value at September 30, 2008 after ranging as high as a 28% loss during the period.  The effect of these fluctuations on the operations and financial results of the Company during the first nine-months of fiscal 2009 were:

•
Translation adjustments of ($127,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $390,000 were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

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

Under the Company’s current credit facilities, the Company may borrow at either the lender’s prime rate minus 175 basis points or at BBA LIBOR plus 100 basis points on its domestic credit facility and at the lenders prime rate plus 175 basis points on its European credit facility.  At June 30, 2009, the Company had no borrowings under these arrangements.  During the nine-month period ended June 30, 2009, interest rates applicable to these variable rate credit facilities ranged from 1.31% to 8.15%.  At June 30, 2009, the rate was 1.31% on its domestic credit facility and 6.60% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of June 30, 2009, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 4.                  CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the disclosure controls and procedures relating to the Company at June 30, 2009 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the third quarter of fiscal 2009, the Company implemented an enterprise resource planning system in all its primary operating locations, both in the United States and Europe.  The implementation resulted in a material change to the Company’s system of internal control over financial reporting in the third quarter, and subsequent to implementation the Company continued to further revise its internal control process and procedures in order to supplement its processing capabilities within the new system in that quarter.  Throughout the remainder of the fiscal year, the Company will continue to improve and enhance its system of internal control over financial reporting.  The Company believes that the ERP system will enable the Company to simplify and strengthen its system of internal control over financial reporting.

As of the end of fiscal 2009, the Company will no longer be considered an accelerated filer under the rules and regulations of the SEC.  As a non-accelerated filer, the Company will not be required to obtain an independent auditor attestation report on the Company’s internal control over financial reporting for fiscal 2009.  The Company will again become subject to this requirement for fiscal 2010 under current SEC rules and regulations.

PART II.  OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended June 30, 2009 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2009	419	$10.13	0
May 1 – 31, 2009	761	$12.80	0
June 1 – 30, 2009	0	-	0
Total	1,180	$11.85	0	78,750	(2)

(1)
Consists only of shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under the 2003 Restated Employees’ Stock Incentive Plan.  The shares are subsequently cancelled and retired.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: August 7, 2009	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2009	By /s/ John J. Ehren
John J. Ehren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2009

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