Form 10-K
period 2009-09-30
KEY TECHNOLOGY INC
filed 2009-12-11
CIK 906193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

Commission File No. 0-21820
____________________________________________
KEY TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or jurisdiction of incorporation or organization)	93-0822509 (I.R.S. Employer Identification No.)
150 Avery Street Walla Walla, Washington (Address of Principal Executive Offices)	99362 (Zip Code)

Registrant’s telephone number, including area code:  (509) 529-2161
____________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value Preferred Stock Purchase Right	Name of each exchange on which registered The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2009 (based on the last sale price of such shares) was approximately $41,890,147.

There were 5,260,734 shares of the Registrant's common stock outstanding on December 4, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement dated on or about January 4, 2010 prepared in connection with the Annual Meeting of Shareholders to be held on February 3, 2010 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2009 FORM 10-K

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
•
issues arising from the implementation of the Company's enterprise resource planning (“ERP”) system could affect the Company’s operating results and ability to manage the Company’s business effectively;

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

Net sales for the year ended September 30, 2009 were $105.4 million compared with $134.1 million for fiscal 2008.  The Company reported a net loss for fiscal 2009 of $491,000, or $0.10 per diluted share, compared with net earnings of $7.5 million, or $1.35 per diluted share, for fiscal 2008.  Export and international sales for the fiscal years ended September 30, 2009 and 2008 accounted for 43% and 50% of net sales in each such year, respectively.

Industry Background

Food Processing Industry

The Company’s primary market is the food processing industry where processors strive to remove foreign material and product defects from the production line to produce high quality product and assure food safety.  Historically, removing foreign material and defects has been a manual operation in food processing plants, but the subjective and inconsistent nature of human inspection results in unpredictable product quality and safety while yield loss and the high cost of labor negatively affect the food processor’s bottom line.

The Company’s strategy is to offer automated inspection systems that reduce reliance on manual inspection and address the common food processing industry problems associated with high labor costs, availability of labor, inadequate yields, and inconsistent product quality and food safety.  In highly developed markets, including those in North America and Western Europe, the substitution of automated inspection for manual inspection is well underway.  Food processors in these regions typically understand the value of replacing manual inspection with automated systems and look for systems that will help maximize yields, product quality, and food safety.

Within the food processing industry, the greatest opportunities for automated inspection systems have been in potatoes, vegetables, and fruits where the frequency and severity of foreign material and defects is highly variable, depending on the countless factors that affect crops.  The Company believes that many additional applications for its automated inspection systems exist in other food processing markets and non-food markets.

The principal potato market served by the Company’s systems is potato strips (commonly referred to as french fries in the United States).  Potato strips have historically accounted for a very large portion of the frozen potato products produced in the U.S. and, with the expansion of American-style fast food chains in other countries, this market is growing internationally.  Recently, domestic investment in new potato strip processing facilities in North America has flattened, in comparison to historical levels, but demand remains strong in this region for new systems that improve yields and enhance product quality and food safety.  Although the Company has successfully been diversifying into other food and non-food markets in recent years to reduce dependence on this one market, potato strips remain an important market along with other potato products such as wedges, curly fries, formed products, and potato chips.

Other important markets within the food processing industry are fruits and vegetables, including both fresh-cut produce and processed products that may ultimately be canned or frozen for institutional and retail customers.  Because foreign material and product defects plague these field-harvested products, automated sorting enhances the quality and safety of the product while improving yields and reducing labor costs.  The Company’s principal fruit and vegetable markets are fresh, frozen, canned, and dehydrated green beans, corn, carrots, peas, onions, berries, cranberries, pears, and peaches, as well as ready-to-eat fresh-cut salads and tree nuts.

The Company believes that selected areas of the food processing industry will continue to present opportunities for growth.  In general, food processing companies remain financially viable, but are increasingly coming under pressure to increase profitability and improve product safety while maintaining or reducing prices for their own products.  By offering equipment that increases yields, enhances product quality and food safety, and results in reduced processing costs, the Company believes it is well positioned to satisfy the needs of the industry, allowing for expanded sales of equipment to food processing companies in the future.  The Company’s customers did not invest in fiscal 2009 in capital equipment at the same level as in fiscal 2008, and demand for the Company’s solutions declined mainly due to global economic conditions.

Seasonal fluctuations in the potato, fruit, and vegetable processing industries cause the Company to experience some predictable seasonality of orders and shipments.  Typically, orders and shipments for this industry tend to be lower during the Company’s first two fiscal quarters of the year than the second half of the year.  Other food markets served by the Company, such as snack, bakery, dairy, poultry, and seafood products, are less seasonal in nature, as are the Company’s non-food markets.

Non-food Industries – Tobacco, Pharmaceuticals and Nutraceuticals

Processors, manufacturers, and packagers in several non-food industries are interested in automated inspection systems that reduce costs, increase yields, and improve product quality and safety.  The Company’s primary non-food markets include the tobacco industry, pharmaceuticals, and nutraceuticals.

In fiscal 2009, the tobacco industry accounted for less than 5% of the Company’s sales.  With systems that remove non-tobacco related material from primary processing lines and threshing lines, the Company helps tobacco processors maximize product quality.  In 2009, the Company entered into an Original Equipment Manufacturer (OEM) distribution agreement with Hauni Maschinenbau AG, a leading supplier of equipment to the tobacco industry.  The agreement gives Hauni exclusive rights to market the Company’s equipment to tobacco processors worldwide and makes Key Technology the sole supplier of optical sorting equipment to Hauni for the tobacco market.

In fiscal 2009, the pharmaceutical and nutraceutical industry, which is served by the Company’s pharmaceutical product line, SYMETIX®, represented less than 5% of the Company’s sales.  SYMETIX’s continuous high-volume optical inspection systems for softgels and tablets remove defects and foreign capsules and tablets from the product stream.  These systems are of interest to brand owners, product manufacturers, and contract packers looking to assure product quality while reducing labor costs.

In fiscal 2009, the Company acquired a 15% minority interest in Proditec SAS.  Proditec is a leading manufacturer of automated, solid dose pharmaceutical inspection systems based on machine vision technology headquartered in France.

Products

The following table sets forth sales by product category for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2009		2008		2007
Automated inspection systems	$48,188	45%	$55,968	42%	$46,858	44%
Process systems	36,507	35%	56,603	42%	40,947	38%
Parts and service	20,755	20%	21,515	16%	19,735	18%
Net sales	$105,450	100%	$134,086	100%	$107,540	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service.

The following table sets forth the percent of total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2009	2008	2007
Automated inspection systems	44%	45%	51%
Process systems	31%	37%	30%
Parts and service	25%	18%	19%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and remove defects and foreign material from the product stream.  The Company’s product families within this group include the following: Manta®, Tegra® and Optyx®, which are used in a variety of applications and industries; Tobacco Sorter™ 3 tobacco sorting systems used in tobacco threshing and primary processing; ADR® automatic defect removal systems used in the potato strip industry; and Optyx®SG and VeriSym® used in the pharmaceutical and nutraceutical industry.

The Company’s automated inspection systems incorporate object-based sorting technology that recognizes color, size, and shape, as well as differences in the structural properties of the objects and differing levels of fluorescing material.  These capabilities provide solutions to previously difficult sorting problems, such as differentiation between green beans and green bean stems.  To ease operation, the sorters are equipped with application-specific software packs, called KeyWare®, which are designed for a single product category.  The systems operate on Key’s advanced G6 electro-optical platform, which features a controller, modular vision engine, and high-resolution cameras.  Modular designs and the use of industry-wide connectivity standards ease future upgrades to keep the systems up to date and performing optimally as technology advances.  Network communication software allows the systems to easily interface with plant networks, extending machine monitoring and communication control capabilities beyond the plant floor to the control room.  FMAlert™, a new feature for G6 optical sorters that was introduced in 2008, improves tracking and control of foreign material by capturing and saving a digital image of every object identified as foreign material.

Nearly all the Company’s optical inspection systems use proprietary linear array, charged coupled device (“CCD”) monochromatic, color, or multi-spectral cameras.  Additionally, Manta and Optyx can be equipped with Raptor Laser Technology or FluoRaptor™, a fluorescence-sensing laser, in combination with the cameras.  The cameras and laser-sensors scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 8,000 times per second and identify foreign material and defects as small as 1/128 of an inch in diameter.  Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product.  Systems with color cameras are required when a variety of defects and product colors occur simultaneously, when the difference in shading between the defective and the good product is more subtle, and when shape sorting is required.  Multi-spectral systems can utilize infrared or ultraviolet technologies, individually or in combination with visible light, to identify defects that are best differentiated from good product outside the visible light spectrum.  Systems with laser technology detect foreign matter based on differences in the structural properties of the objects, regardless of color or shape.

Manta.  Introduced in fiscal 2008, Manta 2000 is the Company’s highest capacity optical sorter.  Featuring high-resolution inspection and a 79-inch scan width within a space-saving footprint, Manta handles up to 60,000 pounds of vegetables or fruit per hour.  In 2009, the Company introduced two new Manta applications – one for frozen potato products and another for potato chips, extending the system’s capabilities.  Also in 2009, the Company introduced Manta 1600.  With a 60-inch scan width, Manta 1600 handles up to 33,000 pounds of product per hour to match the requirements of most processed vegetable, potato, and fruit production lines.  With the highest number of sensors and image processing modules, Manta maintains the high resolution of the narrow-belt sorters on its higher-capacity frame.  Manta’s design supports on-belt viewing as well as off-belt, in-air viewing by a combination of color or Vis/IR (visible infrared) cameras and Raptor or FluoRaptor lasers.

Tegra.  Inspecting product in-air using cameras configured in a tilted-X geometry that look at oblique angles, Tegra views product from all sides.  A unique metal-mesh catenary C-belt® uses gravity and centrifugal force – not friction – to gently accelerate, stabilize, and launch product into the inspection zone.  Ideal for highly three-dimensional products such as slices, dices, and larger round objects that may have small defects on one surface, applications include potato products, green beans, dried beans, corn, carrots, pears, peaches, and coffee.  Tegra is available with a 60-inch wide platform to sort up to 45,000 pounds of product an hour and a 30-inch wide platform to sort up to 22,500 pounds of product an hour, depending on the product.

Optyx.  Using a combination of on-belt and in-air sorting, Optyx is a versatile family of sorters that can be equipped with cameras or a combination of cameras and lasers.  The lower cost Optyx 3000 series features a 24-inch scan width to sort up to 18,000 pounds of product an hour, offering the power and sorting capabilities of a larger sorter in an economical and compact machine ideal for smaller processors and lower volume processing lines.  The Optyx 6000 series features a 48-inch scan width to sort up to 36,000 pounds of product an hour.  Optyx sorters have gained strong acceptance in segments of the fruit, vegetable, potato, nut, and snack food markets as well as the pharmaceutical, nutraceutical, tobacco, and recycled paper and plastic industries.  In 2009, the Company introduced a new Optyx sorter designed specifically for kettle-style potato chips with a unique camera and lighting configuration to sense opacity as well as color differences.  Also in 2009, the Company introduced its first optical sorting system for whole potatoes.  Optyx WPS for whole potatoes achieves a three-way sort using a combination of air ejectors to remove foreign material and a unique deflector system to separate potatoes for rework from good potatoes.

Laser-sensing technology, including the Company’s Raptor Laser and FluoRaptor, a fluorescence-sensing laser, can be integrated into Manta and Optyx sorters, along with cameras.  Color cameras enable the sorter to analyze size, shape, and subtle color differences while the lasers detect foreign matter based on differences in the structural properties of the objects, regardless of color, size, or shape.  Combining color sorting with laser technology achieves the most complete sort, maximizing the removal of foreign material and defects.  Raptor is ideal for a variety of fresh, frozen, and dried fruits and vegetables, including frozen potato products, tree nuts, raisins, and other foods.  FluoRaptor inspects product based on differing levels of chlorophyll and is ideal for a variety of fresh and frozen vegetables and potato products.

Tobacco Sorter 3.  The tobacco industry has special requirements for the handling and sorting of its products, which vary in size and moisture content and other properties depending upon the type of tobacco product being produced and the point of inspection.  Key’s Tobacco Sorter 3 (TS3) utilizes a specially constructed frame, enclosure, and material handling arrangement to meet the specific requirements of this industry.  TS3 recognizes millions of colors, detecting and removing foreign material, as well as subtle product defects from strip tobacco and tobacco stem as well as other leafy product (such as tea).  TS3 has been installed in North America, Latin America, Europe, and Asia.

ADR.  Featuring a belt conveyor, LED light source, Vis/IR cameras, air-actuated knives on a patented rotary cutter and Iso-Flo® vibratory conveyor, ADR 5 aligns, singulates, inspects, and trims defects from peeled and peel-on potato strips and removes the defects from the product stream.  The Company believes its ADR system is the principal defect removal system used in the potato strip processing industry.  ADR 5 combines the wide footprint of ADR III with the high speed accuracy of ADR 4 to handle as much as 17,000 to 27,000 pounds of product per hour, depending on the cut size.  The system can also cut excessively long strips to control product length, a function especially valuable for fast-food products.

VeriSym.  In 2009, the Company’s pharmaceutical product line, SYMETIX, introduced VeriSym, a new compact, high-volume optical inspection system for verifying over-the-counter (OTC) and regulated solid dose pharmaceuticals and nutraceuticals.  In half the floor space of other bulk inspection systems with similar throughput and resolution, VeriSym assures product quality while reducing labor costs.  VeriSym/N for nutraceuticals and VeriSym/P for OTC and regulated pharmaceuticals use the same software and much of the same hardware as the Company’s field-proven OptyxSG for pharmaceutical and nutraceutical softgels and tablets, so the new system is expected to be easy to validate.  VeriSym/P is FDA 21 CFR part 11 compliant with secure and encrypted logs, secure passcode management, parameter histograms, and guided changeover.

Upgrades. The Company has a large installed base of automated inspection systems, which it supports with upgrades to extend the life of the equipment and enable customers to continue operating at peak performance as technology advances.  Compared to acquiring new automated inspection systems, upgrades often provide customers with less capital intensive alternatives.  The Company’s systems operate on the advanced G-6 electro-optical modular platform which features a controller, vision engine and high resolution cameras.  The G-6 platform uses high performance, industry-wide connectivity standards such as Camera Link™, FireWire®, and Ethernet that ensure forward compatibility, which provides a solid foundation for future upgrades.  Since their introduction, upgrade sales have been a significant component of automated inspection system sales.  The Company believes that, given the rapid pace of technological advancements, there will continue to be a significant opportunity for sales of upgrade product offerings to its customers in the future.

Process Systems

Conveying and processing equipment are utilized worldwide throughout many industries to move and process product within a production plant.  The Company’s Smart Shaker® vibratory solutions, which include Iso-Flo® and Impulse™ branded systems, combine gentle material handling with a wide variety of processing functions in addition to vibratory conveying.  Farmco rotary grading systems, Turbo-Flo® steam blanchers, Freshline equipment for fresh-cut produce, and SYMETIX equipment for pharmaceuticals and nutraceuticals, complete the Company’s conveying and processing equipment product line.  The process systems group includes standard and custom designed equipment that conveys, transfers, distributes, aligns, feeds, meters, separates, grades, blanches, cooks, pasteurizes, cools, cleans, washes, dries, polishes, and packages products.

Iso-Flo Vibratory Conveying Systems.  The Company’s principal specialized conveying system is its Iso-Flo family of vibratory conveyors.  Iso-Flo is a stainless steel pan conveyor that uses an independent, frame-mounted mechanical drive and spring arm assemblies that distribute energy equally to all parts of the conveyor bed in a controlled natural-frequency operation.  This action gently moves product forward while minimizing the vibration being transferred to the structural support, which reduces the cost of installation and enables the conveyor to be installed exactly where it is most beneficial.  Iso-Flo systems are used in a variety of processing applications, including potato products, processed and fresh-cut vegetables and fruits, snack foods, cereals, cheese, poultry, and seafood.  Non-food processing applications include pharmaceuticals, nutraceuticals, tobacco, pet food, and plastics.  Iso-Flo can be designed to convey, transfer, distribute, align, feed, meter, separate, grade, deoil, and dewater products, among other things.  In 2008, the Company introduced a new Grape Receiving and Inspection Platform (GRIP) for wineries, based on its Iso-Flo shaker.  GRIP receives the contents of the fruit bin and meters out an even flow of grape clusters for inspection.

SmartArm™.   In 2009, the Company introduced SmartArm for its Iso-Flo vibratory conveyors.  SmartArm is a new wireless performance monitoring system for Iso-Flo shakers that measures and reports speed and stroke to provide real-time analysis of shaker function, line-flow conditions, and trends.  Information can be monitored at-a-glace from any computer workstation.  It empowers the shift from traditional preventative maintenance to predictive maintenance, which prevents downtime and reduces labor while improving process efficiencies.  SmartArm is available worldwide as an option on new Iso-Flo conveyors and as an upgrade for the installed base.

Impulse.  Impulse is a family of vibratory conveyors that features electromagnetic drives and spring arm assemblies to distribute energy to the conveyor bed, producing a diagonal, harmonic motion that moves product forward.  The electromagnetic drives start and stop quickly and allow the user to adjusting the conveying pan amplitude from zero to 100 percent, which make them ideal for lines that handle a wide variety of products as well as lines that require precise metering such as product mixing lines, ingredient feeding, and scale feeding.  Additionally, the Impulse conveyor drive systems are oil-free and provide quiet operation.  Initially developed for packaging applications in snack food, dry ingredient, chemical, and pharmaceutical manufacturing, Impulse is seeing increased applications in a wide variety of food and non-food processes.

Farmco Rotary Grading Systems.  The mechanical sizing, sorting, separating, and grading equipment manufactured at the Company’s Redmond, Oregon facility are used in many food processing and fresh vegetable packing operations.  These rotary sizing and grading technologies can remove oversized, undersized, and small irregular-shaped pieces of product from the line or separate product into predetermined size categories.  Additionally, this equipment can remove field debris, broken pieces, seeds, juice, fines, and other targeted material.  In 2009, the Company introduced an upgrade for its popular Farmco Sliver Sizer Remover and Farmco Rotary Size Grader.  The upgrade features a food-friendly drive system and lube-free adjusting system made of corrosion-resistant, long-life polymer components to eliminate rust and the need for constant oiling, which improves sanitation and equipment reliability while reducing maintenance.

Preparation Systems.  The Company designs and manufactures preparation systems to prepare a wide range of food products prior to cooking, freezing, canning, or other types of processing.  Equipment in this group includes air cleaners, air coolers, vegetable metering and blending systems, and bulk handling equipment.  This equipment represents the Company’s most mature product line.  Sales of these solutions over the years have formed a customer base for sales of other Company solutions and are also establishing a new customer base in developing geographic markets.  Preparation system revenues include a variety of third-party supplied equipment and installation services, which are sold as components of larger, integrated processing lines, for which the Company has assumed turn-key sales responsibility.  In addition, the process systems group includes other custom designed conveying and raw food sizing, grading, and preparation equipment.

Freshline Equipment.  The Freshline equipment is designed for the fresh-cut produce industry.  The Basket Wash and Compact Dryer are semi-automated systems that are ideal for small to medium volume fresh-cut processors handling a wide variety of products including leafy salad mix, shredded and chopped lettuce and cabbage, cut vegetables, herbs, onions, peppers, and other products.  The Flume Wash and Auto Dryers are fully automated systems that are ideal for large-scale processors.  The Auto Dryer is available in one-, two-, and four-drum configurations.  The AVSealer is a semi-automatic packaging machine that heat seals bags with or without vacuum and has an optional gas flush cycle to maximize production flexibility.  The Company redesigned four of its Freshline systems during fiscal 2009 to meet CE-mark and UL-certification requirements and assure superior performance.  With stand-alone washers, dryers, trimmers, and slicers, as well as medium-volume cells and fully automated high volume lines, processors of ready-to-eat salads and fresh-cut vegetables can ensure food safety and quality.

SYMETIX Equipment.  Process automation equipment for solid dose pharmaceuticals and nutraceuticals from the Company’s pharmaceutical product line, SYMETIX, are continuous processing systems designed to replace traditional batch processing systems historically used in this industry.  The two optical inspections systems – OptyxSG and VeriSym – inspect the color, size, and shape of tablets and softgels and automatically remove defects and foreign tablets or capsules from the product stream at rates of up to 1,000,000 tablets or capsules per hour.  These inspection systems help product manufacturers and contract packers assure the quality of their finished product.  The Company offers FDA 21 CFR part 11 compliant inspection systems for pharmaceuticals and simplified systems for nutraceuticals.  Impulse/P is a high volume size grader for softgels and tablets designed as an alternative to traditional diverging roller sizers, which require many moving parts and often take hours to change over and sanitize.  Impulse/P features screens that snap in place over a sanitary bed, which improves sanitation, eases maintenance, and speeds changeover.  PulseScrubber® is the industry’s first continuous polishing system for softgels.  Replacing traditional batch polishing systems in use, PulseScrubber extends SYMETIX’s concept of a Continuous Softgel Finishing Line™ to maximize product quality and reduce labor.

Parts and Service

The Company has a large installed base of inspection and processing systems. This installed base generates potential business for the Company’s parts, service, and training programs.

The Company provides spare parts and post-sale field and telephone-based repair services to support its customers’ routine maintenance requirements and seasonal equipment startup and winterization processes.  The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth.  The Company continues to realign its service organization so that field service personnel are geographically located closer to its customers around the world.  The Company typically provides system installation support services in the sale price of select systems, principally automated inspection systems.

In 2008, the Company launched a new Online Training Program, an interactive multimedia curriculum covering select optical inspection systems and vibratory conveyors.  The flexible, web-based program offers a wide variety of self-paced training modules designed for operators, maintenance personnel, sanitation crews, supervisors, and others working with this equipment.  In 2009, the Company added new training modules to expand the program’s capabilities.

Engineering, Research and Development

At September 30, 2009, the Company’s research and development department had 47 employees who conduct new product research and development and sustaining engineering for released products.  The Company’s technicalstaff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

At September 30, 2009, the Company’s project engineering department had 43 employees engaged in project engineering for custom systems.  The project engineering teams are responsible for engineering and designing the details of each custom order.  A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams, as well as the manufacturing department.

In fiscal 2009, the Company’s research and development expenses, together with engineering expenses not applied to the manufacturing costs of products, were approximately $8.7 million, compared to $8.7 million and $5.5 million in fiscal 2008 and fiscal 2007, respectively.

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

Location	Manufacturing Facility	Products/Services Produced
Walla Walla, Washington	132,000 square feet	Automated Inspection Systems Process Systems Parts and Service
Redmond, Oregon	17,000 square feet	Process Systems Parts and Service
Beusichem, The Netherlands	38,000 square feet	Process Systems Parts and Service

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

Certain components and subassemblies included in the Company’s products are obtained from limited-source or sole-source suppliers.  The Company attempts to ensure that adequate supplies are available to maintain manufacturing schedules.  Although the Company seeks to reduce its dependence on limited- and sole-source suppliers, the partial or complete loss of certain sources of supply could have an adverse effect on the Company’s results of operations and relations with customers.  The Company may also use contract or third-party manufacturers to fulfill customer needs for ancillary products or equipment that the Company does not manufacture.

Environmental Compliance

The Company has not received notice of any material violations of environmental laws or regulations in on-going operations at any of its manufacturing locations.

Sales and Marketing

The Company markets its equipment worldwide both directly and through independent sales representatives.  Sales by independent sales representatives generally account for between 20% and 30% of the Company's consolidated net sales.  In North America, the Company operates sales offices in Walla Walla, Washington; Medford, Oregon; Redmond, Oregon; and Santiago de Querétaro, Mexico.  The Company’s subsidiary KeyTechnology B.V. provides sales and service to European and Middle Eastern and South African customers.  The Company’s subsidiary Key Technology Australia Pty Ltd. provides sales and service to customers primarily in Australia and New Zealand.  The Company’s subsidiary Productos Key Mexicana S. de R.L. de C.V. provides sales and service to customers in Mexico, Central and South America.  The Company’s subsidiary Key Technology (Shanghai) Trading Company Ltd. provides sales and service to customers in greater China.  The Company supplies equipment from both product groups - automated inspection systems and process systems - to customers in its primary markets through common sales and distribution channels.  In addition, the Company supplies parts and service through its worldwide service organization.

Most exports of products manufactured in the United States for shipment into international markets, other than Europe, have been denominated in U.S. dollars.  Sales of products manufactured in Europe are generally denominated in European currencies, most commonly Euros.  As the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company’s products in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding export and international sales is set forth in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2009.

During fiscal 2009 and 2008, sales to our largest customer, McCain Foods, represented approximately 10%, and 14% of total net sales, respectively.  During fiscal 2009, sales to J. R. Simplot Company were approximately 10% of net sales.  During fiscal 2008, sales to Frito-Lay were approximately 13% of total net sales.  While the Company believes that its relationship with these customers is satisfactory, the loss of any of these customers could have a material adverse effect on the Company’s revenues and results of operations.  These customers each represent a group of customers under common control.  Generally, purchasing decisions for these customers are made at the individual plant level which may diversify the concentration of risk.

Backlog

The Company’s backlog as of September 30, 2009 and September 30, 2008 was approximately $29.7 million and $33.8 million, respectively.  The Company schedules production based on firm customer commitments and forecasted requirements.  The Company includes in backlog only those customer orders for which it has accepted purchase orders.

Competition

The markets for automated inspection systems and process systems are highly competitive.  Important competitive factors include price, performance, reliability, and customer support and service.  The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices.  Certain of the Company’s competitors may have substantially greater financial, technical, marketing and other resources.  Other companies which sell products in certain of the Company’s markets include Heat & Control, Inc. and its subsidiaries, BEST N.V., Sortex Ltd., Kiremko B.V., and PPM Technologies.  The Company has encountered additional smaller competitors entering its markets, including the introduction of potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies.  As the Company enters new markets, it expects to encounter additional new competitors.

Patents and Trademarks

The Company currently holds forty United States patents on various features of its products issued from 1991 through 2009, and twelve other national patents issued by other countries.  The first of these patents expires in calendar 2010, and the Company believes that expiration will not have a significant effect on the Company.  As of December 4, 2009, eleven other national patent applications have been filed and are pending in the United States and other countries.  The Company has forty-three registered trademarks and five pending applications for trademarks.

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

Employees

At September 30, 2009, the Company had 515 full-time employees, including 265 in manufacturing, 90 in engineering, research and development, 107 in marketing, sales and service, and 53 in general administration and finance.  A total of 134 employees are located outside the United States.  The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products.  Of the total employees at September 30, 2009, 17 were contract employees.  None of the Company’s employees in the United States are represented by a labor union.  The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union.  The Company has never experienced a work stoppage, slowdown or strike.

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

The Company’s business may be affected by general economic conditions and uncertainty that may cause customers to defer or cancel new orders and sales commitments previously made to us.  Recent economic difficulties in the United States credit markets and certain international markets and the economic recession have affected most markets in which the Company operates.  The recession or the related economic uncertainty may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made.

The recent disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:
  adversely affect the Company’s expansion plans;
  impair the financial condition of some of the Company’s customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers;

  negatively affect global demand for the Company’s customers' products, particularly in the food industry, which could result in underutilization of production facilities and a reduction of sales, operating income and cash flows;
  negatively affect the Company’s customer’s ability to get financing, which could result in a reduction in sales, operating income and cash flows;
  decrease the value of the Company’s cash investments in marketable securities;
  make it more difficult or costly for the Company to obtain financing for the Company’s operations or investments;
  negatively affect the Company’s risk management activities if the Company is required to record losses related to financial instruments or experience counterparty failure;
  require asset write-downs; or
  impair the financial viability of the Company’s insurers.
Adverse economic conditions in the food processing industry, either globally or regionally, may adversely affect the Company's revenues.

The markets the Company serves, particularly the food processing industry, are generally experiencing variable economic conditions.  Additionally, varying consumer demand, product supply, and excess plant capacity, most notably in the potato market, could result in reduced or deferred capital equipment purchases for the Company’s product lines.  While the Company has reacted to these developments with applications directed to the growing fresh vegetable and fruit industries as well as the pharmaceutical and nutraceutical industries, loss of business, particularly in the potato industry, would have a negative effect on the Company’s sales and net earnings.

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

Sales by independent sales representatives generally account for between 20% and 30% of the Company's consolidated net sales.  If the Company's independent sales representatives fail to market, promote and sell the Company’s products adequately, the Company's business will be adversely affected.  The Company's independent sales representatives could reduce or discontinue sales of its products, or they may not devote the resources necessary to sell the Company's products in the volumes and within the time frames that the Company expects, either of which events could adversely affect the Company's revenues and net earnings.

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

  significant potential expenditures of cash, stock, and management resources;
  difficulty achieving the potential financial and strategic benefits of the acquisition;
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
  potential difficulties in complying with foreign regulatory requirements, including multi-jurisdictional competition rules;
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

Issues arising from the implementation of the Company's enterprise resource planning system could affect the Company’s operating results and ability to manage the Company’s business effectively.

The Company has implemented an enterprise resource planning, or ERP, system in the most recent fiscal year to enhance operating efficiencies and provide more effective management of the Company's business operations.  If the Company experiences problems with the ERP system, the resulting disruption could adversely affect the Company's sales, manufacturing processes, results of operations and financial condition.  A new ERP system involves numerous risks, including:

  the possibility that the complexities related to switching remaining management information functions to the ERP system will be greater than expected;
  the possibility that operations could be disrupted if the ERP system does not perform as expected;
  difficulties integrating the new ERP system with the Company's current operations;
  potential delays in processing customer orders for shipment of products;
  diversion of management's attention from normal daily business operations;
  dependence on an unfamiliar system while the Company continues to train employees on the ERP system;
  increased operating expenses resulting from training, conversion and transition support activities;
  disrupt the ability to timely and accurately process and report key components of the Company’s results of operations, financial position and cash flows; and
  adversely affect its ability to complete the evaluation of its internal controls and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

The Company's international operations subject the Company to a number of risks that could adversely affect the Company’s revenues, operating results and growth.

The Company conducts business outside the United States, which subjects it to the risks inherent in international operations.  In fiscal 2009, the Company's international sales represented approximately 43% of its consolidated net sales, compared to 50% of its consolidated net sales in fiscal 2008.  Risks inherent in international operations include the following:

  unexpected changes in regulatory requirements;
  scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes;
  changes in import or export licensing requirements;
  longer payment cycles;
  transportation delays;
  pricing pressure that the Company may experience internationally;
  economic downturns, civil disturbances or political instability;
  geopolitical turmoil, including terrorism or war;
  currency restrictions and exchange rate fluctuations;
  difficulties and costs of staffing and managing geographically disparate operations;
  changes in labor standards;
  laws and business practices favoring local companies;
  limitations on the Company's ability under local law to protect its intellectual property;
  changes in domestic and foreign tax rates and laws; and
  difficulty in obtaining sales representatives and servicing products in foreign countries.
Competition and advances in technology may adversely affect sales and prices.

The markets for the Company’s products are competitive.  The Company faces price sensitivity at the customer level as well as aggressive pricing by its competitors to stimulate demand, particularly in periods of excess capacity.  Competitors may be able to adapt or develop technologies to enhance product offerings that directly compete with the Company’s products.  Advances in technology may also remove some barriers to market entry, enabling additional competitors to enter the Company’s markets.  These competitive factors could force the Company to reduce prices to remain competitive, and decrease the Company’s profits, having a material adverse affect on the Company’s business and financial condition.  There can be no assurance that the Company will be able to continue to compete effectively in the future.

The Company’s new products may not compete successfully in either existing or new markets, which would adversely affect sales and operating results.

The future success and growth of the Company is dependent upon its ability to develop, market, and sell products and services in certain food processing markets as well as to introduce new products into other existing and potential markets.  There can be no assurance the Company can successfully penetrate these potential markets or expand into new international markets with its current or new and future products.  In addition, there are inherent risks in new markets and technologies including length of time and cost for development of these markets and technologies, developing technological ability to address the requirements of new markets, and product reliability issues with both new technology and adapting products to operate in new or rugged operating environments at customer sites.  Many of the Company’s competitors manufacture their products in jurisdictions with substantially lower corporate tax rates than in the United States which adversely affects the Company’s ability to compete in certain potential markets.

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

Certain basic materials, such as stainless steel, are used extensively in the Company’s product fabrication processes.  Such basic materials have in the past been subject to worldwide shortages or price fluctuations related to the supply of or demand for raw materials, such as nickel, which are used in their production by the Company’s suppliers.  A significant increase in the price or decrease in the availability of one or more of these components, subassemblies or basic materials could adversely affect the Company’s results of operations.

The price of the Company's common stock may fluctuate significantly, and this may make it difficult for shareholders to resell common stock when they want or at prices they find attractive.

The Company expects that the price of its common stock could fluctuate as a result of a variety of factors, many of which are beyond its control.  These factors include:
  quarterly variations in the Company's operating results;
  operating results that vary from the expectations of management, securities analysts and investors;
  significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments involving the Company or its competitors;
  changes in expectations as to the Company's future financial performance;
  the operating and securities price performance of other companies that investors believe are comparable to the Company;
  future sales of the Company's equity or equity-related securities;
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

ITEM 2.	PROPERTIES.

The Company owns or leases the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	173,000	Owned	n/a	n/a
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2012	2017
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2013	Renewable in 5 year increments
Beusichem, The Netherlands	Warehouse	8,000	Leased	2012	2013

The Company also has leased office space for sales and service and other activities in Walla Walla, Washington, Dingley, Australia, Shanghai, China, Querétaro, Mexico and Rotselaar, Belgium.

The Company considers all of its properties suitable for the purposes for which they are used.

ITEM 3.	LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business.  As of December 4, 2009, the Company was not a party to any material legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are quoted on The NASDAQ Global Market under the symbol “KTEC”.  The following table shows the high and low sales prices per share of the Company’s common stock by quarter for the two most recent fiscal years ending September 30, 2009:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2009
First Quarter	$24.030	$9.750
Second Quarter	$21.000	$7.100
Third Quarter	$11.400	$8.120
Fourth Quarter	$13.320	$9.050
Fiscal year ended September 30, 2008
First Quarter	$36.250	$25.000
Second Quarter	$38.830	$25.870
Third Quarter	$39.470	$27.860
Fourth Quarter	$35.310	$21.230

The source of these quotations was the NASDAQ OnlineSM Internet site.

The Company had approximately 1,965 beneficial owners of its common stock, of which 226 are of record, as of December 4, 2009.

The Company has not historically paid dividends on its common or preferred stock.  The Board of Directors presently intends to continue its policy of retaining earnings for reinvestment in the operations of the Company.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of the Company during the quarter ended September 30, 2009 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2009	0	-	0
August 1-31, 2009	0	-	0
September 1-30, 2009	1,906	$11.25	0
Total	1,906	$11.25	0	78,750	(2)

(1)
Consists only of shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under the 2003 Restated Employees’ Stock Incentive Plan.  The shares were subsequently cancelled and retired.

(2)
The Company initiated a stock repurchase program effective November 27, 2006.  The Company was authorized to purchase up to 500,000 shares of its common stock under the program.  Pursuant to the program, the Company repurchased 88,252 shares in fiscal 2007.  The Company did not repurchase any shares in fiscal 2008.  During the first quarter of fiscal 2009, the Board of Directors restored the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  Pursuant to the program, the Company repurchased 671,250 shares in the first and second quarters of fiscal 2009.  The program does not incorporate a fixed expiration date.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC., THE RUSSELL MICROCAP INDEX, AND A PEER GROUP

TOTAL RETURN ANALYSIS
	9/30/2004	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009
Key Technology	$ 100.00	$ 126.22	$ 113.60	$ 267.56	$ 210.67	$ 100.00
Russell Microcap	$ 100.00	$ 116.99	$ 125.21	$ 137.33	$ 106.42	$ 97.98
Peer Group *	$ 100.00	$ 106.39	$ 97.82	$ 150.23	$ 198.72	$ 154.88

PEER GROUP:  Cognex Corp., Perceptron, Inc., Flir Systems, Inc., Elbit Vision Systems Ltd., PPT Vision, Inc., Robotic Vision Systems, Inc., John Bean Technologies Corporation, K-Tron International, Inc.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2009 has been derived from the audited consolidated financial statements of the Company.  The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8 of this Annual Report on Form 10-K, respectively.

	Fiscal Year Ended September 30,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Statement of Operations Data:
Net sales	$105,405	$134,086	$107,540	$84,840	$80,322
Cost of sales	66,427	80,893	66,099	53,041	49,145
Gross profit	39,023	53,193	41,441	31,799	31,177
Operating expenses	39,609	42,952	32,839	31,743	27,193
Gain (loss) on disposition of assets	(352)	81	23	109	28
Income (loss) from operations	(938)	10,322	8,625	165	4,012
Other income (expense)	(431)	666	1,961	(980)	(419)
Earnings (loss) from continuing operations before income taxes	(1,369)	10,988	10,586	(815)	3,593
Income tax (benefit) expense	(878)	3,515	3,176	(22)	902
Net earnings (loss)	(491)	7,473	7,410	(793)	2,691
Assumed dividends on mandatorily redeemable preferred stock	--	--	--	--	(33)
Net earnings (loss) available to common shareholders	$(491)	$7,473	$7,410	$(793)	$2,658
Earnings (loss) per share – basic	$(0.10)	$1.38	$1.41	$(0.15)	$0.53
– diluted	$(0.10)	$1.35	$1.37	$(0.15)	$0.52
Cash dividends per share	$--	$--	$--	$--	$--
Shares used in per share calculation – basic	4,958	5,430	5,265	5,205	5,041
– diluted	4,958	5,517	5,407	5,205	5,219

Balance Sheet Data:
Cash and cash equivalents and short-term investments	$18,142	$36,322	$27,880	$15,246	$13,181
Working capital	37,033	47,531	40,946	30,057	28,164
Property, plant and equipment, net.	16,175	8,705	4,671	4,275	4,264
Total assets	80,715	89,625	75,497	57,938	57,527
Current portion of long-term debt	319	--	--	1	1,121
Long-term debt, less current portion	5,876	--	--	--	1,199
Shareholders' equity	$51,457	$60,368	$50,393	$41,252	$40,471

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems integrating electro-optical inspection, sorting and process systems.

The Company consists of Key Technology, Inc. which directly owns five subsidiaries:  Key Holdings USA LLC; Key Technology Australia Pty Ltd.; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co., Ltd.; and Key Technology Asia-Pacific Pte. Ltd.  Key Holdings USA LLC owns Suplusco Holdings B.V., its European subsidiary, which owns Key Technology B.V.  The Company manufactures products in Walla Walla, Washington; Redmond, Oregon; and Beusichem, The Netherlands.

Overview

Sales for the year ended September 30, 2009 were $105.4 million compared with $134.1 million for fiscal 2008.  The Company reported a net loss for fiscal 2009 of $491,000, or $0.10 per diluted share, compared with net earnings of $7.5 million, or $1.35 per diluted share, for fiscal 2008.  Net earnings decreased in fiscal 2009 compared to fiscal 2008 as a result of a 21.4% decrease in sales volume, reflecting the 25.7% decrease in orders for fiscal 2009, as well as a decline in gross margins from 39.7% in fiscal 2008 to 37.1% in fiscal 2009.  These decreases were partially offset by lower operating expenses of $39.6 million, or 37.6% of net sales, compared to $43.0 million, or 32% of net sales, for fiscal 2008.  Other expenses were $431,000 in fiscal year 2009 compared to other income of $666,000 in fiscal year 2008, primarily as a result of lower interest income on lower cash balances, higher interest expense related to the mortgage on the Company’s headquarters facility, unfavorable changes in foreign currency exchange rates, and a valuation impairment charge related to a minority investment in Proditec.  Automated inspection systems sales were down 14%, process systems sales were down 36%, and parts and service sales decreased 4% from the prior fiscal year.  The primary market forces driving demand for our products are: the increased concerns about food safety and security, the inability of food and pharmaceutical processors to obtain cost effective labor, and the Company’s expansion into international markets.  Export and international sales for the fiscal years ended September 30, 2009, 2008 and 2007 accounted for 43%, 50% and 46% of net sales in each year, respectively.

The worldwide economic recession and tightening of credit markets affected the Company’s fiscal 2009 results.  Order and sales volumes for fiscal 2009 were down across most of the Company’s significant geographic markets, industries and product lines.  The decline in consumer spending and economic uncertainty during the fiscal year resulted in conservative capital spending throughout our markets as customers evaluated the potential economic effects on their business.  This resulted in customers seeking to retain cash, price sensitivity, longer or delayed purchasing cycle processes, and more purchasing decisions being made at corporate levels as compared to local operating locations. Customers who had relied on credit facilities to finance capital purchases were often constrained by the lack of readily available credit.  In addition, in response to the resulting excess capacity, the market saw very aggressive pricing efforts to stimulate demand, which increased the competitive pricing pressure on the Company.

In 2009, the Company continued to focus efforts on four major long-term revenue initiatives:

•	Grow the Company’s core food processing markets including potatoes, fresh-cut, and processed fruit and vegetables;
•	Expand and grow its participation in the pharmaceutical and nutraceutical market;
•	Strengthen and grow the level of international business, including Asia Pacific, Eastern Europe, Latin America, and South American regions; and
•	Grow the Company’s aftermarket product lines.

In 2009, decreased sales in our core food processing businesses, including upgrades, accounted for a significant portion of the company’s decrease in revenues.  Given the severe economic challenges in fiscal 2009, sales in potatoes, fresh-cut, processed fruit and vegetables, and pharmaceuticals all decreased in 2009 compared to fiscal 2008.  The pharmaceutical initiative to develop and grow Key’s business in applications for the pharmaceutical and nutraceutical market began in the fourth quarter of fiscal 2005.  Anticipated penetration into this market will extend and advance the Company’s existing patented, high-resolution inspection technology and material handling platforms.  In fiscal 2009, the Company completed development of its new Verisym sorter which is designed for high volume softgel and tablet applications.  Net sales for pharmaceutical and nutraceutical products represent less than 5% of the Company’s sales.

The Company’s sales and orders in North America, Europe and Latin America all decreased in fiscal 2009 compared to the prior year.  In fiscal 2009, sales volume in China increased over 130% from fiscal 2008. The Company has historically been successful in selling tobacco sorters into China.  The Company also experienced certain success in fiscal 2009 with new opportunities in the food processing business in China, and it continues to develop its marketing and product strategies to be more successful in the Chinese food processing market.  In fiscal 2009, the Company entered into an original equipment manufacturer agreement with Hauni Maschinenbau AG which makes Key Technology Hauni’s sole supplier of optical sorting equipment for the tobacco industry.

The Company also focused on its aftermarket product lines (which include parts/service and upgrades) during fiscal 2009.  With the introduction of the G6 family of products in 2005, this enhanced vision engine technology provided additional product upgrade opportunities.  Upgrades are an important aspect of the aftermarket product lines, and the modular G6 product family, which provides advanced image processing capability, has been well received by the Company’s current customers.  Aftermarket sales (including upgrades which are classified in automated inspection systems) increased slightly in fiscal 2009 to $38.6 million from $38.5 million in fiscal 2008.

In fiscal 2009, the Company released sixteen new products to the market place.  During the fourth quarter, the Company received $8.2 million in orders under a $20 million agreement with a major vegetable processor, a significant portion of which was for our new Manta 1600 sorter.  This, and other new orders, supports our belief that our new products create differentiated value for our customers and should provide future benefits from our investments.

The Company’s strategic initiatives for 2010 are to continue to leverage its new product developments released in fiscal 2009.  The focus for the coming year is to grow sales in the Company’s core markets and geographical regions, and invest in a market-driven technology road map that provides the new products required by our customers.  In addition, the Company will focus on four primary industries: potatoes, fresh cut produce, processed fruit and vegetables, and pharmaceutical/nutraceutical, and focus on specific developing regions: Asia Pacific, Latin America, South America, Eastern Europe and the Middle East.

The Company also plans to continue to make strategic investments in research and development.  Efforts in research and development will continue to focus on customer solutions, providing new products that meet current needs as well as anticipated future functionality requirements.  In the third quarter of fiscal 2009, the Company went live with its new global enterprise resource planning (“ERP”) system.  While the majority of the implementation was done during fiscal 2009, the implementation will continue through 2010.  A significant portion of the ERP implementation costs have been capitalized.  During fiscal 2009, the Company incurred capital expenditures of approximately $3.1 million associated with the implementation of the ERP system.  Cumulative capital expenditures on the ERP system are approximately $6.1 million.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At September 30, 2009, the Company had invoiced $1.1 million compared to $2.9 million at September 30, 2008 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of September 30, 2009, the balance sheet included allowances for doubtful accounts of $481,000.  Amounts charged to bad debt expense for fiscal 2009 and 2008 were $196,000 and $116,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2009 and 2008 were $37,000 and $230,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2009, cumulative inventory adjustments to lower of cost or market totaled $2.2 million compared to $1.7 million as of September 30, 2008.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2009 and 2008 were $726,000 and $708,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $291,000 and $801,000 for fiscal 2009 and 2008, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2009, the Company held $21.0 million of property, plant and equipment, goodwill and other intangible assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets except for an impairment charge of $219,000 related to its investment in Proditec.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of September 30, 2009, the balance sheet included warranty reserves of $2.1 million, while $4.0 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $1.7 million as of September 30, 2008 and warranty charges of $2.7 million for the fiscal year then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2009, the Company had valuation reserves of approximately $430,000 for deferred tax assets for capital loss carryforwards and the valuation of notes receivable related to the sale of the investment in the InspX joint venture and the valuation impairment of its investment in Proditec, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believe will not be utilized during the carryforward periods.  During fiscal 2009, the Company recorded $79,000 of valuation reserves related to impairment charges on its investment in Proditec and reversed $99,000 of valuation reserves upon partial reversal of its valuation reserve on its note receivable from the sale of its interest in the InspX joint venture.  During fiscal 2008, $60,000 of net valuation reserves for combined U.S. and Australian deferred taxes were eliminated due to the final dissolution of the related Australian entity.  There were no other valuation allowances at September 30, 2009 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2009 and 2008, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

The federal Research and Development Credit (“R&D credit”) expired on December 31, 2007.  In fiscal 2009, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing R&D credit was retroactively renewed and extended to December 31, 2009.  Due to this change in tax law, the Company recorded approximately $160,000 of additional R&D tax credits in fiscal 2009 related to R&D expenditures incurred during fiscal 2008.

Comparison of Fiscal 2009 to Fiscal 2008
	Fiscal Year Ended September 30,
	2009	2008	Change $	Change %
	(in thousands)
Statement of Operations Data
Net sales	$105,450	$134,086	$(28,636)	-21.4
Gross profit	39,023	53,193	(14,170)	-26.6

Research and development	8,681	8,744	(63)	-0.7
Sales and marketing	18,090	21,373	(3,283)	-15.4
General and administrative	11,568	11,528	40	0.3
Amortization	1,270	1,307	(37)	-2.8
Total operating expense	39,609	42,952	(3,343)	-7.8

Gain (loss) on disposition of assets	(352)	81	(433)	n/m	*
Income (loss) from operations	(938)	10,322	(11,260)	-109.1
Other income (expense)	(431)	666	(1,097)	-164.7
Income tax expense (benefit)	(878)	3,515	(4,393)	-125.0
Net earnings (loss)	(491)	7,473	(7,964)	-106.6

Balance Sheet Data
Cash and cash equivalents	18,142	36,322	(18,180)	-50.1
Accounts receivable	12,332	13,577	(1,245)	-9.2
Inventories	22,433	21,915	518	2.4

Other Data (unaudited)
Orders for year ended September 30	101,754	136,874	(35,120)	-25.7
Backlog at fiscal year end	29,665	33,804	(4,139)	-12.2
* Not meaningful

Results of Operations

Fiscal 2009 compared to Fiscal 2008

Net sales for the year ended September 30, 2009 were $105.4 million, a 21% decrease from the $134.1 million reported for fiscal 2008.  Sales in the Company’s automated inspection systems product line decreased by 14% to $48.2 million in fiscal 2009, accounting for 45% of total revenues, compared to $56.0 million in fiscal 2008 and 42% of total revenues.  Sales decreased from the prior year in almost all automated inspection product lines except for the new Manta automated inspection product which was introduced in fiscal 2008 and upgrade system sales.  Process systems sales in fiscal 2009 were $36.5 million, a 36% decrease from the $56.6 million reported for fiscal 2008.  Sales of process systems accounted for 35% of total revenues in fiscal 2009 compared to 42% in fiscal 2008.  Shipments of process systems in fiscal 2009 from United States operating locations decreased nearly 26% and from the Netherlands decreased by nearly 60%.  Parts and service sales decreased from the prior year by $765,000 or 4%, and represented 20% of sales in fiscal 2009, compared to 16% of sales in fiscal 2008.

New orders decreased 26%, or $35.1 million, to $101.8 million in fiscal 2009 from the $136.9 million in new orders received in fiscal 2008.  Backlog at September 30, 2009 decreased 12% to $29.7 million compared to the $33.8 million reported at the end of fiscal 2008.  The order mix for the more recent year changed slightly from fiscal 2008.  For fiscal 2009, the Company’s higher margin automated inspection systems orders decreased by $17.7 million, or 28%, representing 44% of order volume in fiscal 2009 compared to almost 46% in the prior year.  This decrease occurred in almost all automated product inspection lines, except for the Manta automated inspection product.

Gross profits decreased to $39.0 million for fiscal 2009 compared to $53.2 million in fiscal 2008, or 37.0% and 39.7% of net sales, respectively.  The principle reason for the $14.2 million decrease in gross profit relates to the over 21% decrease in sales volume.  The decline in the gross profit percentage resulted primarily from factory underutilization, decreased volumes and efficiencies in manufacturing operations and increased warranty and customer support related costs.  Management intends to focus on reducing warranty and customer support costs in the next fiscal year.

Research and development spending decreased $63,000 to $8.7 million, or 8.2% of sales, in fiscal 2009 from $8.7 million and 6.5% of sales in fiscal 2008.  The fiscal 2009 spending relates significantly to the sixteen new product solutions released during the year, including the new SYMETIX products.

Sales and marketing spending in fiscal 2009 decreased to $18.1 million, compared to the $21.4 million spent in fiscal 2008.  As a percentage of sales, sales expense increased 1.3% to 17.2% of sales in fiscal 2009 from the 15.9% of sales reported in fiscal 2008.  The primary reasons for the decrease in spending were the significantly lower sales volume and a decrease in the mix of sales through independent sales representatives which incur higher commission rates.

General and administrative spending in fiscal 2009 was $11.6 million and 11.0% of sales for the year, compared to $11.5 million and 8.6% of sales for fiscal 2008.  Increases in expenses associated with the ERP project were almost entirely offset by a reduction in stock compensation expense and incentive compensation expense, as well as reductions in other administrative areas.

Other income and expense was an expense of $431,000 for fiscal 2009 compared to $666,000 of income for fiscal 2008.  Interest income decreased to $224,000 in fiscal 2009 from the $735,000 reported for fiscal 2008 due to lower interest rates and lower investment balances.  In fiscal 2009, the Company recognized foreign exchange losses of $362,000, net of the effects of forward contracts settled during the year, compared with exchange losses of $157,000 in fiscal 2008.  During fiscal 2009, the Company incurred interest expense of $150,000, net of interest capitalized, primarily related to the mortgage on its headquarters facility compared to interest expense of $8,000 in fiscal 2008.  During fiscal 2009, the company also recorded a $219,000 valuation impairment charge related to its minority investment in Proditec, offset by a $275,000 gain related to partial collection of its note receivable from the fiscal 2007 sale of its interest in the InspX joint venture.

The effective tax rate for the Company was a tax benefit rate of 64.1% in fiscal 2009 compared to a tax expense rate of 32% in fiscal 2008.  The effective tax rate for fiscal 2009 was primarily affected by the research and development (“R&D”) credits recorded in fiscal 2009 including $160,000 of additional R&D tax credits related to fiscal 2008 recorded due to changes in tax law during fiscal 2009 to retroactively renew the R&D tax credit.  Other items, such as permanent differences arising from domestic production deductions, tax exempt interest, and other permanent differences, caused the effective tax rate to vary from the 34% statutory rate in both fiscal 2009 and 2008.

Net loss in fiscal 2009 was $491,000, or $0.10 per diluted share, compared to net earnings of $7.5 million, or $1.35 per diluted share, in fiscal 2008.  The principal reasons for the decrease in earnings for fiscal 2009 compared to fiscal 2008 were decreased sales volumes, lower gross profit margins, and unfavorable changes in the components of other income and expense, which were partially offset by decreased operating expenses.

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

Liquidity and Capital Resources

Fiscal 2009

For fiscal year 2009, net cash decreased by $18.2 million, or over 50%, to $18.1 million on September 30, 2009.  The Company used $3.4 million in cash in operating activities, $3.2 million in financing activities and consumed $11.5 million in investing activities.

The net cash used in operating activities during fiscal 2009 of $3.4 million included a net loss for the year of $491,000, non-cash expenses for depreciation and amortization of $3.1 million and non-cash share based payments of $907,000.  Non-cash working capital at September 30, 2009 increased from the same time last year, contributing $6.8 million to the cash used in operating activities.  Inventory increased due to strategic investments in inventory related to new products.  An increase in income tax receivable was offset by a reduction in trade receivables as a result of lower sales in the fourth quarter compared to the prior year.  In addition, there were decreases in accounts payable, accrued payroll, customer deposits, and customer support and warranty accruals.

Cash used in investing activities totaled $11.5 million during fiscal 2009.  During the year, the Company exercised its purchase option under its existing lease and purchased its headquarters facility in Walla Walla, Washington for $6.5 million which is expected to result in annual cash flow savings of approximately $300,000.  Other capital expenditures during fiscal 2009 were approximately $5.0 million, including $3.1 million for the global ERP implementation project.  Cash used for investing activities in fiscal 2008 was $5.4 million.

Cash used in financing activities totaled $3.2 million in fiscal 2009.  The Company used $10.0 million in cash for the repurchase of 671,250 shares of the Company’s stock during fiscal 2009.  The Company generated $6.4 million in cash from the proceeds associated with the new mortgage on its headquarters facility in Walla Walla, Washington which was purchased in fiscal 2009.  Financing activities also benefited from the $528,000 of excess tax benefits from share based payments.    At the end of 2009, the Company had long term debt outstanding of $6.2 million.  There was no long-term debt outstanding at the end of fiscal 2008.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2011.  The credit facility bears interest, at the Company’s option, of either the bank prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.75% per annum.  At September 30, 2009, the interest rate would have been 2.0% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million.  The term loan provided for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At September 30, 2009, the Company had no borrowings outstanding under the credit facility and $150,000 in standby letters of credit.  At September 30, 2009, the Company was in compliance with its loan covenants.  At September 30, 2008, the Company had no borrowings under its previous domestic credit facility and $380,000 in standby letters of credit.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.7 million and includes an operating line of the lesser of $2.2 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.5 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2009, the interest rate was 6.60%.  At September 30, 2009, the Company had no borrowings under this facility and had received bank guarantees of $2.5 million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.  At September 30, 2008, the Company had no borrowings under this facility and had received bank guarantees of $1.2 million under the bank guarantee facility.

The Company anticipates that ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund the Company’s operating needs for the foreseeable future.  Cash used in operating activities was $3.4 million in fiscal 2009, and cash provided by operating activities was $13.1 million and $12.4 million in fiscal years 2008 and 2007, respectively.  The Company anticipates that its cash needs will continue to be met from cash from operations as it embarks on its initiatives to grow the pharmaceutical, nutraceutical and aftermarket businesses, and expand its operations in international locations.  The Company had no material commitments for capital expenditures at September 30, 2009.

Prior Years - Fiscal 2008 and 2007

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

Contractual Obligations

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2009 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$6,195	$319	$678	$744	$4,454
Operating leases	1,849	607	1,070	172	-
Purchase obligations	779	779	-	-	-
Total contractual cash obligations	$8,823	$1,705	$1,748	$916	$4,454

(1)  The Company also has $113,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

At September 30, 2009, the Company had standby letters of credit totaling $2.6 million, which includes secured bank guarantees under the Company’s credit facility in Europe and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

The Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became effective during the fourth quarter of 2009. This codification brings all authoritative generally accepted accounting principles (“GAAP”) that have been issued by a standard setter into one place.  The codification retains existing GAAP without changing it.

In fiscal 2009, accounting standard updates to ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) became effective for the Company.  ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements.  This topic does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  ASC 820 also gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting guidance.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings.  The Company adopted these updates to ASC 820 for financial assets and liabilities in fiscal 2009 and did not elect the fair value option.  Adoption of ASC 820 had no material effect on the Company’s financial statements.

In fiscal 2009, accounting standard updates to ASC topic 815, “Derivatives and Hedging” (“ASC 815”) became effective for the Company which required enhanced disclosure requirements regarding derivative instruments and hedging activities.  The Company adopted these updates to ASC 815 in fiscal 2009.  The adoption of the updates did not have an effect on the Company’s financial statements as it only required additional disclosure.

In fiscal 2009, accounting standard updates to ASC topic 855, “Subsequent Events” (“ASC 855”) became effective for the Company.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted ASC 855 in fiscal 2009.  The adoption of ASC 855 did not have an effect on the Company’s financial statements as it only required additional disclosures.

Recent Accounting Pronouncements Not Yet Adopted

In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date of fair value measurements for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For purposes of applying these provisions, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability.  These provisions became effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company currently does not believe the adoption of these provisions will have a significant effect on its financial statements.

In June 2008, the FASB issued update pronouncements related to determining whether instruments granted in share-based payment transactions are participating securities.  These updated pronouncements provide that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) under the two-class method.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  All prior period EPS data will be required to be adjusted to conform to the provisions of this pronouncement and early application is prohibited.  The Company does have participating securities as described under this pronouncement and believes that the adoption of these provisions will not have a material impact on its EPS calculations.

In December 2007, FASB issued updated pronouncements related to accounting for collaborative arrangements.  The guidance defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).  These updated pronouncements are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  These provisions require retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis.  The Company currently does not believe that the adoption of these provisions will have a significant effect on its financial statements.

In December 2007, the FASB issued updated pronouncements related to business combinations and noncontrolling interests in consolidated financial statements.  These pronouncements require the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at fair value on the date of acquisition. Further, these pronouncements also change the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the new pronouncements, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  These pronouncements will become effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The Company does not expect the adoption of these pronouncements to have a significant effect on its financial statements but they will affect the Company for any acquisitions made subsequent to the end of fiscal 2009.

In September 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2009-14, “Certain Revenue Arrangements That Include Software.”  These ASU’s revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components.  There are also expanded disclosures for significant judgments made in the application of these standards, if material.  These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted.  The Company does not expect that adoption of these pronouncements to have a significant effect on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian Dollar, Mexican Peso and Chinese Renminbi.

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  For sales transactions between international customers, and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2009, the Company held a 30-day forward contract for €6.0 million.  As of September 30, 2009, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $298,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.

As of September 30, 2009, the Euro gained a net of 4% in value against the U.S. dollar compared to its value at September 30, 2008.  During the twelve-month period ended September 30, 2009, changes in the value of the Euro against the U.S. dollar ranged between a 10% loss and a 4% gain as compared to the value at September 30, 2008.  The strengthening of the Euro was predominately in the latter half of fiscal 2009, as at February 28, 2009, the Euro had lost 10% in value as compared to the value at September 30, 2008, but ended the fiscal year at a 4% net gain in value.  Other foreign currencies showed varied changes in value against the U.S. dollar during fiscal 2009, particularly, the Mexican peso which lost 19% in value against the US dollar compared to its value at September 30, 2008 after ranging as high as a 28% loss during the period.  The Australian dollar also had fluctuations of between a 12% gain and a 20% loss compared to its value at September 30, 2008.  The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of ($24,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $362,000, net of the effects of forward contracts settled during the year, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

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

Under the Company’s current credit facilities, the Company may borrow at either the lender’s prime rate or at BBA LIBOR plus 175 basis points on its domestic credit facility and at the lenders prime rate plus 175 basis points on its European credit facility.  At September 30, 2009, the Company had no borrowings under these arrangements.  During the year ended September 30, 2009, interest rates applicable to these variable rate credit facilities ranged from 1.31% to 8.15%.  At September 30, 2009, the rate was 2.0% on its domestic credit facility and 6.60% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate a 4.27%.  As of September 30, 2009, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc., an Oregon corporation, (the “Company”) as of September 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 11, 2009

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008
(In thousands)

	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,142	$36,322
Trade accounts receivable, net of allowance for doubtful accounts of $481 and $308, respectively	12,332	13,577
Inventories	22,433	21,915
Deferred income taxes	3,464	2,340
Prepaid expenses and other assets	3,179	1,873

Total current assets	59,550	76,027

PROPERTY, PLANT AND EQUIPMENT, Net	16,175	8,705

DEFERRED INCOME TAXES	38	101

INTANGIBLES, Net	996	2,266

INVESTMENT IN PRODITEC	1,272	-

GOODWILL, Net	2,524	2,524

OTHER ASSETS	160	2

TOTAL	$80,715	$89,625

See notes to consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND 2008
(In thousands, except shares)

	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,641	$7,556
Accrued payroll liabilities and commissions	5,209	7,558
Customers’ deposits	7,801	8,035
Accrued customer support and warranty costs	2,559	2,545
Income tax payable	25	417
Current portion of long-term debt	319	-
Customer purchase plans	925	1,443
Other accrued liabilities	1,038	942

Total current liabilities	22,517	28,496

LONG-TERM DEBT	5,876	-

DEFERRED INCOME TAXES	588	-

LONG-TERM DEFERRED RENT	-	605

OTHER LONG TERM LIABILITIES	277	156

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock-no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock-no par value; 45,000,000 shares authorized; 4,998,834 and 5,629,566 issued and outstanding at September 30, 2009 and 2008, respectively	18,378	19,489
Retained earnings	32,539	40,381
Accumulated other comprehensive income	540	498

Total shareholders’ equity	51,457	60,368

TOTAL	$80,715	$89,625

See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2009
(In thousands, except per share data)

	2009	2008	2007

NET SALES	$105,450	$134,086	$107,540

COST OF SALES	66,427	80,893	66,099

Gross profit	39,023	53,193	41,441

OPERATING EXPENSES:
Sales and marketing	18,090	21,373	17,191
Research and development	8,681	8,744	5,520
General and administrative	11,568	11,528	8,821
Amortization of intangibles	1,270	1,307	1,307

Total operating expenses	39,609	42,952	32,839

GAIN (LOSS) ON DISPOSITION OF ASSETS	(352)	81	23

INCOME (LOSS) FROM OPERATIONS	(938)	10,322	8,625

OTHER INCOME (EXPENSE):
Royalty income	20	38	31
Interest income	224	735	726
Interest expense	(150)	(8)	(12)
Gain on sale of joint venture	275	-	750
Impairment charge on investment in Proditec	(219)	-	-
Foreign exchange gain (loss)	(362)	(157)	570
Other, net	(219)	58	(104)

Total other income (expense)—net	(431)	666	1,961

Earnings (loss) before income taxes	(1,369)	10,988	10,586
Income tax expense (benefit)	(878)	3,515	3,176
Net earnings (loss)	$(491)	$7,473	$7,410
EARNINGS (LOSS) PER SHARE—Basic	$(0.10)	$1.38	$1.41
EARNINGS (LOSS) PER SHARE—Diluted	$(0.10)	$1.35	$1.37
SHARES USED IN PER SHARE CALCULATION—Basic	4,958	5,430	5,265
SHARES USED IN PER SHARE CALCULATION—Diluted	4,958	5,517	5,407

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2009
(Dollars in thousands)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2006	5,385,688	$14,698	$26,311	$243	$41,252
Components of comprehensive income:
Net earnings	-	-	7,410	-	7,410
Comprehensive income—foreign currency translation adjustment, net of tax of $228	-	-	-	443	443
Less: Reclassification to net earnings (net of tax benefit of $29)	-	-	-	(57)	(57)
Total comprehensive income					7,796
Tax benefits from share-based payments	-	58	-	-	58
Share based payments	-	1,031	-	-	1,031
Issuance of stock upon exercise of stock options	174,184	1,495	-	-	1,495
Issuance of stock for Employee Stock Purchase Plan	4,176	64	-	-	64
Stock buyback	(88,252)	(241)	(1,062)	-	(1,303)
Stock grants - employment-based	70,736	-	-	-	-
Stock forfeitures and retirements	(37,874)	-	-	-
Balance at September 30, 2007	5,508,658	$17,105	$32,659	$629	$50,393
Cumulative effect of adoption of new accounting principle	-	-	249	-	249
Components of comprehensive income:
Net earnings	-	-	7,473	-	7,473
Comprehensive income—foreign currency translation adjustment, net of tax benefit of $67	-	-	-	(131)	(131)
Total comprehensive income					7,342
Tax benefits from share-based payments	-	999	-	-	999
Share based payments	-	1,491	-	-	1,491
Issuance of stock upon exercise of stock options	56,238	595	-	-	595
Issuance of stock for Employee Stock Purchase Plan	3,757	92	-	-	92
Stock grants - performance-based	26,603	-	-	-	-
Stock grants - employment-based	65,238	-	-	-	-
Restricted stock surrendered in payment of taxes	(23,834)	(793)	-	-	(793)
Stock forfeitures and retirements	(7,094)	-	-	-	-
Balance at September 30, 2008	5,629,566	$19,489	$40,381	$498	$60,368
Components of comprehensive income (loss):
Net loss	-	-	(491)	-	(491)
Comprehensive income—foreign currency translation adjustment, net of tax benefit of $13	-	-	-	(24)	(24)
Unrealized changes in value of derivatives, net of tax expense of $34				66	66
Total comprehensive income (loss)					(449)
Tax benefits from share-based payments	-	528	-	-	528
Share based payments	-	906	-	-	906
Issuance of stock upon exercise of stock options	11,769	41	-	-	41
Issuance of stock for Employee Stock Purchase Plan	10,900	104	-	-	104
Stock buyback	(671,250)	(2,618)	(7,351)		(9,969)
Stock grants - performance-based	55,831	-	-	-	-
Stock grants - employment-based	10,801	-	-	-	-
Restricted stock surrendered in payment of taxes	(5,495)	(72)	-	-	(72)
Stock forfeitures and retirements	(43,288)	-	-	-	-
Balance at September 30, 2009	4,998,834	$18,378	$32,539	$540	$51,457
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2009
(In thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(491)	$7,473	$7,410
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Gain on sale of investment in joint venture	(275)	-	(750)
Impairment charge for investment in Proditec	219	-	-
(Gain) loss on disposition of assets	352	(81)	(23)
Foreign currency exchange (gain) loss	362	157	(570)
Depreciation and amortization	3,108	2,771	2,596
Share based payments	907	1,540	987
Excess tax benefit from share based payments	(528)	(999)	(320)
Deferred income taxes	(478)	(549)	721
Deferred rent	(19)	4	(57)
Bad debt expense	196	116	16
Changes in assets and liabilities:
Trade accounts receivable	802	190	(3,283)
Inventories	(515)	(3,279)	(1,929)
Prepaid expenses and other current assets	134	14	129
Income taxes receivable	(1,156)	74	225
Accounts payable	(2,883)	1,869	1,592
Accrued payroll liabilities and commissions	(2,431)	875	2,106
Accrued customer support and warranty costs	21	642	733
Income taxes payable	221	1,262	194
Other accrued liabilities	(536)	886	247
Customers’ deposits	(376)	145	2,348
Other	(51)	28	-

Cash provided by (used for) operating activities	(3,417)	13,138	12,372

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	1,429	96	64
Purchases of property, plant, and equipment	(11,462)	(5,509)	(1,563)
Investment in Proditec	(1,491)	-	-
Sale of investment in joint venture	-	-	750

Cash used in investing activities	(11,524)	(5,413)	(749)

See notes to consolidated financial statements.			(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2009
(In thousands)

	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$6,400	$-	$-
Payments on long-term debt	(205)	-	(1)
Proceeds from issuance of common stock	145	687	1,559
Stock buyback	(9,969)	-	(1,303)
Excess tax benefits from share based payments	528	999	320
Exchange of shares for statutory withholding	(118)	(748)	-

Cash provided by (used in) financing activities	(3,219)	938	575

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20)	(221)	436

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,180)	8,442	12,634

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36,322	27,880	15,246

CASH AND CASH EQUIVALENTS, END OF YEAR	$18,142	$36,322	$27,880

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$197	$3	$12
Cash paid during the year for income taxes	502	2,702	2,018
Exchange of shares for statutory withholding	-	45	-

See notes to consolidated financial statements.			(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2009

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all factors are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  Upon receipt of an order, the Company generally receives a deposit which is recorded as customers’ deposits.  The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral.  An allowance for credit losses is provided based upon historical experience and anticipated losses.  The Company records revenues net of any taxes, such as sales tax, which are passed through to the customer.

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of 90 days or less at date of acquisition to be cash equivalents.  Accounts at each institution regularly exceed Federal Deposit Insurance Corporation insurance coverage.  The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk on cash and cash equivalents.

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment are recorded at cost and depreciated over estimated useful lives on the straight-line basis, and depreciation commences at the time assets are placed in service.  Leasehold improvements are amortized over the lesser of useful life or the term of the applicable lease using the straight-line method.  The range of useful lives for fixed assets is as follows:

Years

Buildings and improvements	7 to 40
Manufacturing equipment	3 to 10
Office equipment, furniture and fixtures	3 to 7
Computer equipment and software	3 to 7

Goodwill and Other Intangibles—Goodwill is not amortized, but an assessment of potential goodwill impairment is performed by the Company on an annual basis in its fourth fiscal quarter, or sooner, if necessary.  The Company’s annual assessment determined that there has been no impairment of goodwill.

Other intangibles, which consist of patents, developed technologies, trademarks and trade names, and customer related intangible assets, are amortized over the estimated useful lives of the related assets, which are 10 years for the majority of the assets.  Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows.  Amortization of other intangibles was $1,270,000, $1,307,000 and $1,307,000 for the years ended September 30, 2009, 2008, and 2007, respectively (see Note 2).

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

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2009	2008
Beginning balance	$1,704	$1,433
Warranty costs incurred	(3,982)	(2,660)
Warranty expense accrued	4,388	2,929
Translation adjustments	12	2
Ending balance	$2,122	$1,704

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

Subsequent Events—The Company has evaluated subsequent events through December 11, 2009, the date the financial statements were issued.

Termination Costs—During fiscal 2009, the Company announced workforce reductions.  As a result, the Company expects to incur approximately $1.7 million in costs related to the reduction in force.  Of this amount, approximately $1.6 million relates to one-time termination benefits and $100,000 is for employee relocation costs and other related costs.  Approximately $1.4 million and $300,000 of these costs were expensed as operating expenses and cost of goods sold, respectively, in fiscal 2009.  At September 30, 2009, approximately $1.0 million remained accrued as liabilities for amounts expensed in fiscal 2009 that were not paid as of September 30, 2009.  The Company expects that approximately one-half of these amounts will be paid in the first quarter of fiscal 2010 and the remainder will be paid at later dates.

Financial Instruments—The carrying value of the Company’s cash and cash equivalents, accounts and notes receivable, accounts payable, accrued payroll liabilities and commissions, accrued customer support and warranty costs, and other accrued liabilities approximates their estimated fair values due to the short maturities of those instruments.

Derivative Financial Instruments—The Company recognizes all derivatives on the balance sheet at fair value.  The Company enters into such instruments only with financial institutions of good standing, and the total credit exposure related to non-performance by those institutions is not material to the operations of the Company.

Capitalized Interest—In fiscal 2009, the Company incurred $222,000 of interest expense of which $72,000 was capitalized to Property, Plant and Equipment related to self-constructed assets for the Company’s use.

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

	For the year ended September 30, 2009
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss) available to common shareholders	$(491)	4,958	$(0.10)
Effect of dilutive securities:
Common stock options	-
Common stock awards	-
Diluted EPS:
Net earnings (loss) available to common shareholders plus assumed conversions	$(491)	4,958	$(0.10)

	For the year ended September 30, 2008
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$7,473	5,430	$1.38
Effect of dilutive securities:
Common stock options	-	51
Common stock awards	-	36
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$7,473	5,517	$1.35

	For the year ended September 30, 2007
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$7,410	5,265	$1.41
Effect of dilutive securities:
Common stock options	-	97
Common stock awards	-	45
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$7,410	5,407	$1.37

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive, nor does it include performance-based restricted stock awards if the performance measurement has not been met.  The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30,
	2009	2008	2007
Common shares from:
Assumed exercise of stock options	55,000	-	-
Assumed exercise of:
- employment based stock grants	121,170	2,650	-
- performance based stock grants	21,103	24,607	-

The options expire on dates beginning in February 2010 through February 2015.  The restrictions on stock grants may lapse between October 2009 and December 2011.

Comprehensive Income (loss)—Comprehensive income (loss) includes foreign currency translation adjustments resulting from the translation of assets and liabilities of foreign subsidiaries and unrealized gains and losses related to changes in value of an interest rate swap agreement, a derivative instrument designated as a cash flow hedge.

The components of accumulated comprehensive income (loss) were as follows (in thousands):

	For the year ended September 30,
	2009	2008	2007
Foreign currency translation adjustments	$474	$498	$629
Net unrealized changes in value of derivatives	66	-	-
	$540	$498	$629

Share-Based Compensation—The Company measures the cost of share-based payments based on the grant-date fair value of the award.  The cost is recognized as expense over the requisite service period required in exchange for the award.  No compensation cost is recognized for awards where the requisite service period is not completed.

Accounting for Income Taxes—The Company adopted the updated authoritative provisions related to accounting for uncertainty in income taxes on October 1, 2007.  As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied these provisions to all tax positions for which the statute of limitations remained open.  As a result of the adoption of these accounting principles, the Company recognized a decrease of approximately $250,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the October 1, 2007 balance of retained earnings.

Recently Adopted Accounting Pronouncements—The Financial Accounting Standards Board’s (“FASB”) Accounting Standard Codification (“ASC”) became effective during the fourth quarter of 2009. This codification brings all authoritative generally accepted accounting principles (“GAAP”) that have been issued by a standard setter into one place.  The codification retains existing GAAP without changing it.

In fiscal 2009, accounting standard updates to ASC topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”) became effective for the Company.  ASC 820 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value and expands disclosures about fair value measurements.  This topic does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  ASC 820 also gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting guidance.  The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings.  The Company adopted these updates to ASC 820 for financial assets and liabilities in fiscal 2009 and did not elect the fair value option.  Adoption of ASC 820 had no material effect on the Company’s financial statements.

In fiscal 2009, accounting standard updates to ASC topic 815, “Derivatives and Hedging” (“ASC 815”) became effective for the Company which required enhanced disclosure requirements regarding derivative instruments and hedging activities.  The Company adopted these updates to ASC 815 in fiscal 2009.  The adoption of the updates did not have an effect on the Company’s financial statements as it only required additional disclosure.

In fiscal 2009, accounting standard updates to ASC topic 855, “Subsequent Events” (“ASC 855”) became effective for the Company.  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted ASC 855 in fiscal 2009.  The adoption of ASC 855 did not have an effect on the Company’s financial statements as it only required additional disclosures.

Recent Accounting Pronouncements Not Yet Adopted—In February 2008, the Financial Accounting Standards Board (“FASB”) delayed the effective date of fair value measurements for one year for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For purposes of applying these provisions, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability.  These provisions became effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The Company currently does not believe the adoption of these provisions will have a significant effect on its financial statements.

In June 2008, the FASB issued update pronouncements related to determining whether instruments granted in share-based payment transactions are participating securities.  These updated pronouncements provide that unvested share-based payment awards that contain nonforfeitable rights to dividends (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share (EPS) under the two-class method.  This pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  All prior period EPS data will be required to be adjusted to conform to the provisions of this pronouncement and early application is prohibited.  The Company does have participating securities as described under this pronouncement and believes that the adoption of these provisions will not have a material impact on its EPS calculations.

In December 2007, FASB issued updated pronouncements related to accounting for collaborative arrangements.  The guidance defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).  These updated pronouncements are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  These provisions require retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis.  The Company currently does not believe that the adoption of these provisions will have a significant effect on its financial statements.

In December 2007, the FASB issued updated pronouncements related to business combinations and noncontrolling interests in consolidated financial statements.  These pronouncements require the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at fair value on the date of acquisition. Further, these pronouncements also change the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the new pronouncements, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  These pronouncements will become effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The Company does not expect the adoption of these pronouncements to have a significant effect on its financial statements but they will affect the Company for any acquisitions made subsequent to the end of fiscal 2009.

In September 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2009-14, “Certain Revenue Arrangements That Include Software.”  These ASU’s revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components.  There are also expanded disclosures for significant judgments made in the application of these standards, if material.  These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted.  The Company does not expect that adoption of these pronouncements to have a significant effect on its financial statements.

2.            GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2009, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value
Patents and developed technologies	$11,085	$801
Purchased trademarks and trade names	1,700	127
Customer related intangibles	900	68
	$13,685	$996

The significant majority of these assets are being amortized over 10 years.  Amortization expense for the next five fiscal years is expected to be approximately:

Year Ended September 30,	(In thousands)
2010	$930
2011	15
2012	15
2013	15
2014	15
Thereafter	6
Total	$996

As of September 30, 2009, the Company had $2.5 million of goodwill which is not being amortized.  There was no change to goodwill during the fiscal years ended September 30, 2009 and 2008.

3.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	September 30,
	2009	2008
Trade accounts receivable	$12,813	$13,885
Allowance for doubtful accounts	(481)	(308)
Total trade accounts receivable, net	$12,332	$13,577

Amounts charged to bad debt expense for fiscal 2009, 2008, and 2007 were $196,000, $116,000, and $16,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2009, 2008, and 2007 were $37,000, $230,000, and $98,000, respectively.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2009	2008
Purchased components and raw materials	$9,985	$8,671
Sub-assemblies	2,500	1,385
Work-in-process	3,660	5,215
Finished goods	6,288	6,644
Total inventories	$22,433	$21,915

               At September 30, 2009 and 2008, respectively, cumulative inventory adjustments to lower of cost or market totaled $2.2 million and $1.7 million.  Amounts charged to expense to record inventory at lower of cost or market were $726,000 for fiscal 2009, $708,000 for fiscal 2008, and $386,000 for fiscal 2007.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $291,000, $801,000 and $903,000 for fiscal 2009, 2008, and 2007, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2009	2008
Land and land improvements	$2,391	$303
Buildings and improvements	5,819	3,390
Manufacturing equipment	11,036	11,843
Computer equipment and software	13,399	6,854
Office equipment, furniture and fixtures	1,704	1,648
Construction in progress	373	3,085
	34,722	27,123

Accumulated depreciation	(18,547)	(18,418)

Total property, plant and equipment, net	$16,175	$8,705

Depreciation expense was $1.8 million, $1.5 million and $1.3 million for fiscal 2009, 2008 and 2007, respectively.

During fiscal 2009, the Company exercised its purchase option for its Walla Walla facility and grounds.  The purchase price was approximately $6.5 million.  Approximately $600,000 in deferred rent was offset against the purchase price as required by applicable accounting standards.  The Company has allocated approximately $1.7 million of the net purchase price to land and approximately $800,000 to land improvements and other separate components of the facility and grounds.  Also in fiscal 2009, the Company sold its facility and grounds in the Netherlands.  The gross selling price of approximately $1.5 million, which included transfer taxes payable.  The net proceeds to the Company were approximately $1.4 million.  The sales agreement also provided for a 33 month leaseback of a portion of the facility, with a monthly renewal option, for approximately $6,700 per month.  As a result of the sale and leaseback, approximately $8,000 of the gain from the sale was recognized upon the sale of the building, and the remaining $211,000 gain was deferred and will be amortized as an offset to rent expense over the leaseback period.  At September 30, 2009, the remaining unamortized deferred gain was $192,000.

In fiscal 2009, the Company completed the development of a new enterprise resource planning (“ERP”) system.  Total capital expenditures related to the new ERP system were approximately $6.1 million including computer hardware and approximately $72,000 of capitalized interest.

6.	SALE OF INTEREST IN JOINT VENTURE

The Company reached an agreement with its joint venture partner in December 2006 pursuant to which the Company sold its interest in InspX to the InspX joint venture.  Under the agreement, InspX redeemed the Company’s 50% interest in the joint venture in exchange for $1,500,000 plus a contingent payment.  The $1,500,000 portion of the sale price consists of  $750,000 in cash that was paid to the Company in December 2006 and a $750,000 term note payable on September 30, 2009 bearing interest at 5% per annum payable quarterly until the note is paid in full.  The note was amended in fiscal 2009 to reschedule the payments over an eight-month period ending May 31, 2010.  The note is unsecured and, due to uncertainty related to the ultimate collectability of the note, the Company established an allowance in fiscal 2007 for the doubtful note receivable for the full amount of the note.  The contingent portion of the sale price consisted of an additional $500,000, which was payable if specified events occurred by December 31, 2008.  These contingent events did not occur and, as a result, no contingent payment was due to the Company.  There had been no value recorded related to the contingent amount.  The cash payment received with respect to the Company’s sale of its interest in the InspX joint venture added approximately $750,000 of pre- and after-tax income to the Company’s net earnings in fiscal 2007.

Subsequent to the end of the fiscal year, the Company received $275,000 in payments on its note receivable.  These payments have been recorded in fiscal 2009 as gains from the sale of the joint venture.

7.	INVESTMENT IN PRODITEC

In fiscal 2009, the Company completed an agreement to acquire a minority interest in Proditec SAS, a French manufacturer of automated, solid dose pharmaceutical inspection systems.  The Company acquired a 15% minority interest for €870,000, or approximately $1.2 million.  The Company also acquired an exclusive option through October 5, 2009 to purchase the remaining 85% interest.  The Company’s investment in Proditec, including acquisition costs, was approximately $1.5 million.  This investment is being accounted for under the cost method of accounting with approximately $54,000 of the purchase price assigned as the fair value of the option.

In fiscal 2009, the Company elected not to exercise its option to purchase the remaining 85% interest in Proditec.  The purchase agreement provided that if the option was not exercised, through March 31, 2010, the Company may request that Proditec use all best efforts to purchase or cause to be purchased for cash its 15% minority interest at a price equal to its original purchase price, and Proditec may purchase from, the Company the 15% minority interest at the same price.  Subsequent to that date, the Company receives certain tag along rights related to any other capital changes at Proditec and may sell its shares to any third party subject to Proditec’s by-laws and right of pre-emption by Proditec.  The Company determined that, as a result of these contractual provisions, its investment is other than temporarily impaired and recorded a valuation charge of $219,000 to reduce its investment from cost to its estimated fair value.

8.	FINANCING AGREEMENTS

The Company’s domestic credit facility provides a revolving line of credit facility to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit facility matures on September 30, 2011.  The credit facility bears interest, at the Company’s option, of either the lender’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.75% per annum.  At September 30, 2009, the interest rate would have been 2.0% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At September 30, 2009, the Company had no outstanding borrowings under the revolving line of credit facility and $150,000 in standby letters of credit.  At September 30, 2008, the Company had no borrowings under its previous domestic credit facility and $380,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At September 30, 2009, the Company was in compliance with its loan covenants.

Principal payments on long-term debt are as follows:

Year Ended September 30,	(In thousands)
2010	$319
2011	333
2012	345
2013	364
2014	380
Thereafter	4,454
Total	$6,195

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt at September 30, 2009 approximates its carrying value.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.7 million and includes an operating line of the lesser of $2.2 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.5 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2009, the interest rate was 6.60%.  At September 30, 2009, the Company had no borrowings under this facility and had received bank guarantees of $2.5 million under the bank guarantee facility.  At September 30, 2008, the Company had no borrowings under this facility and had received bank guarantees of $1.2 million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

9.	DERIVATIVE INSTRUMENTS

The Company entered into an interest rate swap arrangement during fiscal 2009.  The Company also entered into and settled certain foreign currency derivative contracts during fiscal 2009.

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

At September 30, 2009, the Company had an interest rate swap of $6.2 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At September 30, 2009, the fair value of the swap agreement recorded as an asset in Other long-term assets on the Condensed Consolidated Balance Sheet was $99,000.  There were no gains or losses recognized in net income related to the swap agreement during the fiscal year ended September 30, 2009, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, at September 30, 2009, the $99,000 gain was recorded as part of Other Comprehensive Income in the equity section of the Company’s Condensed Consolidated Balance Sheet.  During fiscal 2009, the Company recorded $118,000 as interest expense related to the interest rate swap.  Based on current market conditions, the Company expects to record interest expense in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations to reflect actual interest payments and settlements on the interest rate swap in the next 12 months.  The interest rate swap matures in January 2024.

At September 30, 2009, the Company had a one-month undesignated forward exchange contract for €6.0 million.  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $395,000 were recorded for forward exchange contracts in the year ended September 30, 2009 in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations.  At September 30, 2009, the Company had liabilities of $82,000 under these forward contracts in Other accrued liabilities on the Company’s Condensed Consolidated Balance Sheet.  At September 30, 2008, the Company had assets of $33,000 for forward contracts in other current assets on the Company’s Consolidated Balance Sheet

10.	FAIR VALUE MEASUREMENTS

The Company adopted the updated pronouncements of the FASB related to fair value measurements as of October 1, 2008.  Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  Fair value is based upon a hierarchy of the observability of inputs in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  Fair value measurements are classified under the following hierarchy:

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

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions.

	Fair Value Measurements at September 30, 2009, (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Money market funds	$10,934	$-	$-	$10,934
Derivatives:
Interest rate swap	-	99	-	99
Forward exchange contracts	-	0	-	0

At September 30, 2009, the Company had long-term debt of approximately $6.2 million which is classified within Level 3.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

11.	LEASES

The Company has a leased operating facility in Oregon the lease on which expires in 2012, with a five-year renewal option.  The Company has leased an operating facility in The Netherlands under a lease that expires in 2013, with successive five-year renewal options.  The Company also has a leased warehouse facility in the Netherlands which expires in 2012 with a one-year renewal option.  In fiscal 2009, the Company exercised its purchase option for its previously leased Walla Walla facility and grounds.  The Company also has leased office space for sales and service and other activities in Australia, Mexico, Belgium and China, and other leased facilities in Walla Walla.

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $661,000 for the year ended September 30, 2009, $1,520,000 for the year ended September 30, 2008, and $1,431,000 for the year ended September 30, 2007.

The following is a schedule of future minimum rental required under operating leases and future rental expense (in thousands):

Year Ending September 30,	Rental Payments	Rental Expense
2010	$607	$530
2011	587	510
2012	483	445
2013	172	172
2014	0	0
Thereafter	0	0
Total	$1,849	$1,657

12.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

    Bank guarantees and letters of credit

At September 30, 2009, the Company had standby letters of credit totaling $2.6 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $2.5 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries credit facility in Europe and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

At September 30, 2009, the Company had remaining contractual obligations to purchase certain materials and supplies aggregating $779,000.  As of September 30, 2009, the Company had purchased $425,000 of materials under these contracts.  The Company anticipates that it will purchase the remaining $779,000 of material and supplies under these obligations within the next twelve months.  During fiscal 2009, the Company recorded losses of $17,000 related to these contracts.

13.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2009	2008	2007
Current:
Federal	$(583)	$2,519	$2,253
Foreign	(171)	434	187
State	(12)	212	210
	(766)	3,165	2,650
Deferred:
Federal	576	110	1,041
Foreign	(657)	280	(281)
State	(10)	20	37
	(91)	410	797
Valuation reserves:
Federal	(157)	304	(529)
Foreign	138	(364)	281
State	(2)	-	(23)
	(21)	(60)	(271)
Total income tax expense (benefit)	$(878)	$3,515	$3,176

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2009	2008
Deferred tax asset:
Reserves and accruals	$3,020	$2,769
Tax benefits of share-based payments	731	731
Translation adjustment to equity	(244)	(257)
Unrealized changes in value of derivatives to equity	(34)	-
Deferred tax liability:
Accumulated depreciation	(38)	106
Intangible assets	(521)	(908)
Net deferred tax asset	$2,914	$2,441
Net deferred tax:
Current asset	$3,464	$2,340
Long-term asset	38	101
Long-term liability	(588)	-
Net deferred tax asset	$2,914	$2,441

At September 30, 2009, the Company had valuation reserves of approximately $430,000 for deferred tax assets for capital loss carry forwards and the valuation reserve for notes receivable related to the sale of the investment in the InspX joint venture, the valuation impairment of its investment in Proditec and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward period.  During fiscal 2009, the Company recorded $79,000 of valuation reserves related to impairment charges on its investment in Proditec and reversed $99,000 of valuation reserves upon partial reversal of its valuation reserve on its note receivable from the sale of its interest in the InspX joint venture.  There were no other valuation allowances at September 30, 2009 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

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

Income tax expense (benefit) is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2009	2008	2007
Statutory rates	(34.0)%	34.0%	34.0%
Increase (reduction) in income taxes resulting from:
Extraterratorial income exclusion	-	-	(0.2)
Domestic production deduction	-	(1.7)	(0.8)
Research and development credit	(16.9)	(0.2)	(0.7)
Changes in tax law, R&D credit	(11.7)	-	-
State income taxes, net of federal benefit	(1.3)	1.4	1.4
Tax exempt interest	(3.7)	(1.9)	(2.1)
Valuation reserve - InspX	(6.8)	-	(2.4)
Valuation reserve - Proditec	5.4	-	-
Meals and entertainment deduction limitation	4.7	0.8	0.6
Non-deductible stock compensation	(0.4)	0.1	0.3
Other permanent differences	0.6	(0.5)	0.1
Income tax combined effective rate	(64.1)%	32.0%	30.2%

The federal Research and Development Credit (“R&D credit”) expired on December 31, 2007.  In fiscal 2009, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing R&D credit was retroactively renewed and extended to December 31, 2009.  Due to this change in tax law, the Company recorded approximately $160,000 of additional R&D tax credits in fiscal 2009 related to R&D expenditures incurred during fiscal 2008.

On October 1, 2007, the Company adopted the updated provisions related to the accounting for uncertainty in income taxes.  Differences between the amount recognized in the consolidated financial statements prior to the adoption of these updated standards and the amounts reported as a result of adoption have been accounted for as a cumulative effect adjustment recorded to the October 1, 2007 retained earnings balance.  The adoption of these updated standards increased the October 1, 2007 balance of retained earnings by $250,000.  In addition, the Company reclassified tax reserves for which a cash tax payment is not expected in the next twelve months from current to non-current liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2008	$110,000
Additions based on tax positions related to the current period	3,000
Additions for tax positions of prior period	-
Reductions for tax positions of prior periods	-
Settlements	-
Balance at September 30, 2009	$113,000

As of September 30, 2009, the amount of unrecognized tax benefits, which if recognized would favorably affect the company’s effective tax rate, is $113,000.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2004.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented.  The Company had accrued approximately $37,000 for the payment of interest and penalties at October 1, 2007.  As of September 30, 2009 and 2008, the Company had accrued $50,000 and $46,000, respectively, for possible interest and penalties.

14.	SHARE-BASED COMPENSATION PLANS

At September 30, 2009, the Company had two share-based compensation plans, which are shareholder-approved, as described below.  The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards.

Share-based compensation costs charged against income are as follows:

	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008	Fiscal year ended September 30, 2007
Cost of goods sold	$90	$214	$197
Operating expenses	817	1,326	790
Total share-based compensation expense	907	1,540	987
Income tax benefit	320	548	326

Approximately $5,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2009 and September 30, 2008, and $54,000 as of September 30, 2007.

Share-based compensation expense for fiscal 2009 was reduced by approximately $251,000 due to changes in estimates on performance-based stock awards granted in previous fiscal years as the Company estimated that it had become less than probable that the related performance goals would be achieved.

As of September 30, 2009, the total unrecognized compensation cost related to these plans was $1.8 million and was comprised of: $1.0 million related to service-based stock awards that is expected to be recognized over a weighted-average period of 0.91 years and $734,000 related to performance-based stock awards.  No compensation costs are expected to be recognized over the 1.2-year remaining life of the performance-based stock awards as it is less than probable that the related performance goals will be achieved.

Employees’ Stock Incentive Plan—Under the 2003 Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or non-qualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant.  Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options.  The contractual term for these options varies from 5-10 years.  The option exercise price is the fair market value of the underlying stock at the date of grant.  In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards which vest either on employment-based or performance-based measures.  At September 30, 2009, the total number of shares reserved for issuance under the Incentive Plan was 582,083, of which 384,810 were available for grant.  The fair value of each option award is estimated on the date of grant using a

Black-Scholes option valuation model.  Expected volatilities are based on historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model:  separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Note five-year rate in effect at the time of grant.  There were no options granted in fiscal 2009, 2008 or 2007.

    Incentive Stock Options

A summary of option activity under the Incentive Plan as of September 30, 2009 and the year then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2008	80,000	$8.64	-	-
Granted	-	-	-	-
Exercised	(25,000)	$8.65	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2009	55,000	$8.64	3.41	$187
Exercisable at September 30, 2009	55,000	$8.64	3.41	$187

The total intrinsic value of options exercised during the years ended September 30, 2009, 2008 and 2007 was $138,000, $1.3 million and $1.6 million, respectively.  No shares vested in fiscal 2009.  The fair value of shares vested during fiscal 2008 and 2007 was $16,000 and $562,000, respectively.

As of September 30, 2009, there was no unrecognized compensation cost related to stock options granted under the Incentive Plan.

Service-Based Stock Awards—Under the Incentive Plan, the Company may award service-based stock grants to selected executives and other key employees whose vesting is contingent upon meeting the required service period, generally two or three years, and in the case of certain executives, ratably over a three-year period, or in the case of members of the Board of Directors, one year.  The fair value of these grants is based on the closing fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service period.  Stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

The summary of activity for service-based stock awards as of September 30, 2009, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2008	114,741	$24.51

Granted	55,831	$13.32
Vested	(31,220)	$25.64
Forfeited	(18,182)	$16.49
Non-vested balance at September 30, 2009	121,170	$20.27

The number of shares granted in fiscal 2009 that vest in one year was 25,530; 16,500 vest in ratable increments over two years; 10,801 vest in ratable annual increments over three years; and 3,000 vest in three years.  The total fair value of shares vested in fiscal 2009, 2008, and 2007 was $351,000, $1.3 million, and $828,000, respectively.  As of September 30, 2009, there was $1.0 million of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 0.91 years.  In fiscal 2008, the Company granted 63,238 shares of service-based awards with a weighted average grant date fair value of $33.62.  In fiscal 2007, the Company granted 70,736 shares of service-based awards with a weighted average grant date fair value of $14.92.

Employee Performance-Based Stock Awards—In fiscal 2009, the Company awarded shares of performance-based stock grants to the Company’s Chief Executive Officer, the lapse of restrictions on which is contingent on achievement of performance objectives as determined by the Compensation Committee of the Board of Directors over a three-year period ending September 30, 2011.  This award was subsequently cancelled in fiscal 2009.  In fiscal 2008, the Company awarded shares of performance-based stock grants to selected executives, the lapse of restrictions on which is contingent on achievement of performance objectives, as determined by the Compensation Committee of the Board of Directors, over a three-year period ending September 30, 2010.  In fiscal 2007, the Company did not award any performance-based stock.  Recipients of performance-based stock awards must also continue to be employed by the Company into the month of December following the end of the three-year period for the restrictions on the awards to lapse.

Compensation expense is recognized over the period the employee performs related services based on the estimated number of shares expected to vest at the grant date fair value and if it is probable that the performance goal will be achieved.  If the performance goals are not met or the service period is not fulfilled, no compensation cost is recognized and any recognized compensation cost will be reversed.

A summary of the activity for performance-based stock awards as of September 30, 2009, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2008	35,408	$28.13
Granted	10,801	$17.31
Vested	-	-
Forfeited	(25,106)	$17.87
Non-vested balance at September 30, 2009	21,103	$34.79

The total fair value of shares that vested in fiscal 2009, 2008 and 2007 was $0, $1.1 million and $0, respectively.  As of September 30, 2009, there was $734,000 of total unrecognized compensation cost related to performance-based stock awards.  No compensation cost is expected to be recognized over the 1.2 year remaining life as it is less than probable the related performance goals will be achieved.  In fiscal 2008, the Company granted 26,603 shares of performance-based awards with a grant date fair value of $34.78.  In fiscal 2007, there were no awards of performance-based shares.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 389,056 remained available at September 30, 2009.

During the years ended September 30, 2009, September 30, 2008 and September 30, 2007, the Company issued 10,900, 3,757 and 4,176 shares, respectively, under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees.  The value of these awards is amortized to expense over the vesting period with final valuation measured on the vesting date.  At September 30, 2009, there were no shares outstanding and there were no awards during fiscal 2009.  There were 2,000 shares granted to non-employees during fiscal 2008 on which the restrictions lapsed during fiscal 2008.  The weighted-average fair value of these shares was $33.40 at the grant date, and at the vesting dates the aggregate intrinsic value of these shares was $67,000.  In fiscal 2007, restrictions lapsed on 2,000 shares granted to non-employees in previous years.  The weighted average fair value of these shares was $13.79 at the grant date and at the vesting date the aggregate intrinsic value of these shares was $33,000.

Cash received from option exercises and employee stock purchase plan purchases was $145,000, $687,000 and $1.6 million for the years ended September 30, 2009, 2008 and 2007, respectively.  The tax benefit to be realized for the tax deductions from option exercises under the share-based payment arrangements was $206,000, $1.7 million and $613,000 for the years ended September 30, 2009, 2008 and 2007, respectively.

15.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective November 27, 2006 to repurchase up to 500,000 shares of its common stock.  The Company intends to retire the shares upon repurchase.  In fiscal 2007, the Company repurchased and retired 88,252 shares of common stock at an average purchase price of $14.77 per share.  There were no repurchases during fiscal 2008.  In fiscal 2009, the Board of Directors restored the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  In fiscal 2009, the Company purchased and retired 671,250 shares at an average price of $14.84 per share.  Included in these amounts was the repurchase of 23,325 shares of its Common Stock from Michael L. Shannon, an independent director of the Company.  The shares were purchased at an average price of $15.01 per share based on the daily closing price of the Company’s Common Stock on The NASDAQ Global Market less $0.03 per share.  The total purchase price paid to Mr. Shannon was approximately $350,000.  The purchase transactions were previously approved by the Nominating and Corporate Governance Committee and the Company’s Board of Directors.  The aggregate purchase price of the shares repurchased under the program has been reflected as a reduction in shareholders’ equity.

16.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all employees.  The Company matches 50% of employee contributions for a maximum match of 4% in fiscal 2009 and 2008 and 3% in fiscal 2007 of each participating employee’s compensation.  The matching contributions were temporarily suspended in March 2009.  The Company contributed $473,000, $754,000 and $470,000 in matching funds to the plan for the years ended September 30, 2009, 2008 and 2007, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees.  Discretionary profit sharing contributions are determined annually by the Board of Directors.

Profit sharing plan expense was $0, $527,000 and $443,000 for the years ended September 30, 2009, 2008, and 2007, respectively.

17.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2009	2008	2007
Net sales by product category:
Automated inspection systems	$48,188	$55,968	$46,858
Process systems	36,507	56,603	40,947
Parts and service	20,755	21,515	19,735

Total net sales by product category	$105,450	$134,086	$107,540

Net sales for service were less than 10% of total net sales for the years ended September 30, 2009, 2008 and 2007, respectively, and are therefore summarized with parts and service.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes information about geographic areas:

	Year Ended September 30,
	2009	2008	2007
Net sales:
Domestic	$59,922	$66,731	$58,351
International	45,528	67,355	49,189

Total net sales	$105,450	$134,086	$107,540

Long-lived assets:
Domestic	$18,467	$11,196	$8,286
International	2,502	2,301	2,484

Total long-lived assets	$20,969	$13,497	$10,770

There were two customers that individually accounted for 10% of net sales during fiscal 2009.  There were two customers that accounted for 14% and 13%, respectively, of net sales during fiscal 2008.  There was no customer that accounted for greater than 10% of net sales during fiscal 2007.  No single country outside the United States accounted for more than 10% of net sales in 2009, 2008 or 2007.  Location of the customer is the basis for the categorization of net sales.

* * * * * *

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2009 and 2008 (in thousands, except per share data):

2009 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$27,375	$23,250	$26,209	$28,616	$105,450
Gross profit	11,316	8,132	9,600	9,976	39,023
Net earnings (loss)	569	(1,469)	455	(45)	(491)
Net earnings (loss) per share—basic	$0.11	$(0.30)	$0.09	$(0.01)	$(0.10)
Net earnings (loss) per share—diluted	$0.11	$(0.30)	$0.09	$(0.01)	$(0.10)

2008 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$28,943	$29,110	$35,831	$40,202	$134,086
Gross profit	11,467	11,297	15,036	15,392	53,193
Net earnings	1,090	1,193	2,963	2,227	7,473
Net earnings per share—basic	$0.20	$0.22	$0.54	$0.41	$1.38
Net earnings per share—diluted	$0.20	$0.22	$0.53	$0.40	$1.35

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s internal control over financial reporting as of September 30, 2009 and concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.  During the fourth quarter of fiscal 2009, the Company continued to improve and enhance its system of internal control over financial reporting related to the implementation of its new enterprise resource planning (“ERP”) system in the third quarter of fiscal 2009.

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

There is hereby incorporated by reference the information under the captions “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2009.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the captions “Executive Compensation,”  “Compensation Discussion and Analysis” and “Compensation and Management Development Committee Report” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption “Principal Shareholders” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2009.

Equity Compensation Plan Information

The following table provides information as of September 30, 2009 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

	A		B		C
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders
2003 Restated Employees’ Stock Incentive Plan	55,000		$8.64		384,810	(1)
Restated 1996 Employee Stock Purchase Plan		-		-	389,056
Equity Compensation Plans Not Approved by Shareholders	-		-		-
Total	55,000		$8.64		773,866

(1)	The number of securities remaining may be used for issuance of either options or restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

There is hereby incorporated by reference the information under the caption “Election of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
PAGE
(a)	The following documents are filed as part of this report:

1.      Financial Statements:

Reference is made to Part II, Item 8, for a listing of required financial statements filed with this report	35

2.      Financial Statement Schedules:

Financial statement schedules are omitted because they are not applicable or the required information is included in the accompanying consolidated financial statements or notes thereto.

3.      Exhibits:

(3)           Articles of Incorporation and Bylaws

(3.1)
Restated Articles of Incorporation of Key Technology, Inc. (as of May 6, 2008) (filed as Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference)

(3.2)
Registrant’s Amended and Restated Bylaws (as amended through May 7, 2008) (filed as Exhibit 3.2 to the Form 10-K filed with the Securities and Exchange Commission on December 12, 2008 and incorporated herein by reference)

(4)           Instruments defining the rights of security holders, including indentures

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

(10.2)*
Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 12, 2005 and incorporated herein by reference)

(10.3)*
Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 12, 2005 and incorporated herein by reference)

(10.4)*	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on February 14, 2006 and incorporated herein by reference)
(10.5)*
Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.6)	Employment Agreement effective September 25, 2006 between Registrant and David M. Camp (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 26, 2006 and incorporated herein by reference)
(10.7)*
2003 Restated Employees’ Stock Incentive Plan (as approved by the shareholders of the Company on February 6, 2008) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 28, 2008 and incorporated herein by reference)

(10.8)
Loan Agreement dated December 10, 2008 between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2008 and incorporated herein by reference)

(10.9)	Amendment No. 1 to Loan Agreement dated February 16, 2009 between Registrant and Bank of America, N.A.
(10.10)
Amendment No. 2 to Loan Agreement dated September 30, 2009 between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 9, 2009 and  incorporated herein by reference)

(10.11)*	Form of Restricted Stock Bonus Agreement (Continued Employment Vesting)
(10.12)*	Form of Restricted Stock Bonus Agreement (Performance Vesting)
(10.13)*	Form of Restricted Stock Bonus Agreement (Three-Year Performance Vesting)
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

December 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles H. Stonecipher	December 11, 2009
Charles H. Stonecipher, Chairman

/s/ John E. Pelo	December 11, 2009
John E. Pelo, Director

/s/ Richard Lawrence	December 11, 2009
Richard Lawrence, Director

/s/ Michael L. Shannon	December 11, 2009
Michael L. Shannon, Director

/s/ Donald A. Washburn	December 11, 2009
Donald A. Washburn, Director

/s/ David M. Camp	December 11, 2009
David M. Camp, Director, President and Chief Executive Officer

KEY TECHNOLOGY, INC.

FORM 10-K
EXHIBIT INDEX

EXHIBIT
NUMBER

10.9	Amendment No. 1 to Loan Agreement dated February 16, 2009 between Registrant and Bank of America, N.A.
10.11	Form of Restricted Stock Bonus Agreement (Continued Employment Vesting)
10.12	Form of Restricted Stock Bonus Agreement (Performance Vesting)
10.13	Form of Restricted Stock Bonus Agreement (Three-Year Performance Vesting)
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002