Form 10-Q
period 2009-12-31
KEY TECHNOLOGY INC
filed 2010-02-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2009

or

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

Large accelerated filer ☐ Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2010 was 5,254,273 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	24

SIGNATURES	25

EXHIBIT INDEX	26

PART I.         FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND SEPTEMBER 30, 2009

	December 31, 2009	September 30, 2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$16,641	$18,142
Trade accounts receivable, net of allowance for doubtful accounts of $405 and $481, respectively	11,003	12,332
Inventories:
Raw materials	9,105	9,985
Work-in-process and sub-assemblies	9,996	6,160
Finished goods	5,870	6,288
Total inventories	24,971	22,433
Deferred income taxes	3,457	3,464
Prepaid expenses and other assets	3,255	3,179
Total current assets	59,327	59,550
Property, plant and equipment, net	16,188	16,175
Deferred income taxes	44	38
Goodwill, net	2,524	2,524
Investment in Proditec	1,245	1,272
Intangibles and other assets, net	999	1,156
Total	$80,327	$80,715

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,423	$4,641
Accrued payroll liabilities and commissions	4,352	5,209
Customers' deposits	8,374	7,801
Accrued customer support and warranty costs	2,444	2,559
Customer purchase plans	685	925
Income taxes payable	61	25
Current portion of long-term debt	322	319
Other accrued liabilities	1,223	1,038
Total current liabilities	21,884	22,517
Long-term debt	5,793	5,876
Deferred income taxes	560	588
Other long-term liabilities	253	277
Shareholders' equity:
Common stock	18,738	18,378
Retained earnings and other shareholders' equity	33,099	33,079
Total shareholders' equity	51,837	51,457
Total	$80,327	$80,715

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(in thousands, except per share data)

Net sales	$22,443	$27,375
Cost of sales	14,578	16,059
Gross profit	7,865	11,316
Operating expenses:
Sales and marketing	3,948	4,619
Research and development	1,499	2,263
General and administrative	2,203	3,311
Amortization of intangibles	317	317
Total operating expenses	7,967	10,510
Gain on disposition of assets	1	9
Earnings (loss) from operations	(101)	815
Other income (expense)	20	(212)
Earnings (loss) before income taxes	(81)	603
Income tax expense (benefit)	(24)	34
Net earnings (loss)	$(57)	$569

Net earnings (loss) per share
- basic	$(0.01)	$0.10
- diluted	$(0.01)	$0.10

Shares used in per share calculations - basic	5,249	5,488

Shares used in per share calculations - diluted	5,249	5,476

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(57)	$569
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Gain on sale of investment in joint venture	(150)	-
Gain on disposition of assets	(1)	(9)
Foreign currency exchange loss	1	308
Depreciation and amortization	922	686
Share based payments	364	356
Excess tax benefits from share based payments	23	(222)
Deferred income taxes	(86)	(256)
Deferred rent	(19)	-
Bad debt expense	-	56
Changes in assets and liabilities:
Trade accounts receivable	1,215	3,832
Inventories	(2,873)	(1,166)
Prepaid expenses and other current assets	(188)	(2,031)
Income taxes receivable	274	(175)
Other long-term assets	(3)	(233)
Accounts payable	(205)	(2,721)
Accrued payroll liabilities and commissions	(814)	(1,134)
Customers’ deposits	637	(2,644)
Accrued customer support and warranty costs	(101)	(414)
Income taxes payable	3	143
Other accrued liabilities	(42)	(309)
Other	(3)	-

Cash used for operating activities	(1,103)	(5,364)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	1	9
Purchases of property, plant and equipment	(621)	(8,116)
Sale of investment in joint venture	350	-

Cash used in investing activities	(270)	(8,107)

		(Continued)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$-	$6,400
Payments on long-term debt	(80)	-
Repurchases of common stock	-	(8,412)
Excess tax benefits from share based payments	(23)	222
Proceeds from issuance of common stock	24	29
Exchange of shares for statutory withholding	(12)	(59)

Cash used in financing activities	(91)	(1,820)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(37)	(103)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,501)	(15,394)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	18,142	36,322

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$16,641	$20,928

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$66	$7
Cash paid (refunded) during the period for income taxes	$(217)	$247

		(Concluded)
See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements.  These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  The results of operations for the three month period ended December 31, 2009 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2009 and the results of its operations and its cash flows for the three month periods ended December 31, 2009 and 2008.

The Company has evaluated subsequent events through February 9, 2010, the date the financial statements were issued.

Recently adopted accounting pronouncements

Effective October 1, 2009, the Company adopted updated accounting pronouncements which state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of  both basic and diluted earnings per share.  All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of these new pronouncements.  The Company’s share-based stock awards have non-forfeitable rights to dividends and are considered participating securities under these new pronouncements.  Prior to the retrospective application of these new pronouncements on October 1, 2009, unvested share-based awards were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method.  The effect of the retrospective application of these new pronouncements on earnings per share is immaterial.  Additionally, the adoption of these new pronouncements had no material effect on basic and diluted earnings per share in the first quarter of fiscal 2010.

The effects of retroactive application of these new pronouncements on the three-month period ended December 31, 2008 are as follows (in thousands, except per share data):

	As Originally Reported	Effect of Adoption	As Adjusted
Quarter Ended December 31, 2008
Basic earnings per share	$0.11	$(0.01)	$0.10
Weighted average basic shares outstanding	5,294	154	5,448
Diluted earnings per share	$0.11	$(0.01)	$0.10
Weighted average diluted shares outstanding	5,371	105	5,476

On October 1, 2009, the Company adopted updated pronouncements related to the fair value measurements for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For purposes of applying these provisions, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability.  The adoption of these provisions did not have a significant effect on the Company’s financial statements.

On October 1, 2009, the Company adopted updated pronouncements related to accounting for collaborative arrangements.  The guidance defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).  These provisions require retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception is to be performed on an arrangement-by-arrangement basis.  The adoption of these provisions did not have a significant effect on the Company’s financial statements.

On October 1, 2009, the Company adopted updated pronouncements related to business combinations and noncontrolling interests in consolidated financial statements.  These pronouncements require the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at fair value on the date of acquisition. Further, these pronouncements also change the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the new pronouncements, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  The adoption of these pronouncements did not have a significant effect on the Company’s financial statements but they will affect the Company for any acquisitions made after October 1, 2009.

2.	Stock compensation

During the three-month period ended December 31, 2009, the Company granted 182,047 shares of service-based stock awards.  The fair value of these grants was $10.75 per share based on the fair market value at the grant date.  The restrictions on the grants lapse in 25%, 25%, and 50% annual increments over the required service period ending September 2012.  During the three-month period ended December 31, 2009, the Company also granted 83,278 shares of performance-based stock awards.  The fair value of these grants was $10.75 per share based on the fair market value at the grant date.  The restrictions on 57,697 shares of these grants lapse upon achievement of performance-based objectives for the fiscal year ending September 30, 2010 and continued employment through December 15, 2010.  The restrictions on 25,581 shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2012 and continuous employment through December 15, 2012.  The Company estimates that it is less than probable that the performance goals on any of the performance-based awards granted in fiscal 2010 will be achieved and, therefore, has not recorded any stock compensation expense in fiscal 2010 related to these awards.  During the three-month period ended December 31, 2009, 27,327 shares of service-based and 7,777 shares of performance-based stock awards granted during fiscal 2010 were forfeited.

Stock compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended December 31,
	2009	2008
Cost of goods sold	$14	$19
Operating expenses	350	337
Total stock compensation expense	$364	$356

Stock compensation expense remaining capitalized in inventory at December 31, 2009 and 2008 was $12,000 and $18,000, respectively.

3.	Earnings per share

The calculation of the basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share data):

	For the three months ended December 31, 2009			For the three months ended December 31, 2008
	Loss	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(57)	5,249	$(0.01)	$569	5,448	$0.10
Effect of dilutive securities:
Common stock options	-	-		-	28
Diluted EPS:
Earnings (loss) plus assumed conversions	$(57)	5,249	$(0.01)	$569	5,476	$0.10

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares at December 31, 2009 and 2008 were not included in the calculation of diluted EPS as they were anti-dilutive or the performance measurement has not been met:

	Three months ended December 31,
	2009	2008
Common shares from:
Assumed exercise of stock options	55,000	-

The options expire on dates beginning in February 2010 through February 2015.  The restrictions on stock grants may lapse between February 2010 and December 2012.

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

During fiscal 2009, the Company announced workforce reductions.  As a result, the Company incurred approximately $1.7 million in costs related to the reductions in force.  Of this amount, approximately $1.6 million related to one-time termination benefits and $100,000 was for employee relocation costs.  Approximately $1.4 million and $300,000 of these costs were expensed as operating expenses and cost of goods sold, respectively, in fiscal 2009.  At December 31, 2009, approximately $479,000 remained accrued as liabilities for amounts expensed in fiscal 2009 that were not paid as of December 31, 2009.  The Company expects that these amounts will be paid in the second quarter of fiscal 2010.

6.	Derivative Instruments

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

At December 31, 2009, the Company had an interest rate swap of $6.1 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At December 31, 2009, the fair value of the swap agreement recorded as an asset in Other long-term assets on the Condensed Consolidated Balance Sheet was $261,000.  There were no gains or losses recognized in net income related to the swap agreement during the three months ended December 31, 2009, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, at December 31, 2009, the $162,000 gain during the three-month period ending December 31, 2009 was recorded as part of Other Comprehensive Income in the Equity section of the Company’s Condensed Consolidated Balance Sheet.  During the three-month period ended December 31, 2009, the Company recorded $43,000 as interest expense related to the interest rate swap.  Based on current market conditions, the Company expects to record interest expense in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations to reflect actual interest payments and settlements on the interest rate swap in the next 12 months.  The interest rate swap matures in January 2024.

At December 31, 2009, the Company had a one-month undesignated forward exchange contract for €6.1 million ($8.7 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $145,000 were recorded for forward exchange contracts in the three-month period ended December 31, 2009 in Other income (expense) on the Company’s Condensed Consolidated Statement of Operations.  At December 31, 2009, the Company had assets of $382,000 under these forward contracts in Other current assets on the Company’s Condensed Consolidated Balance Sheet.  At September 30, 2009, the Company had liabilities of $82,000 for forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.

7.	Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  A specified fair value hierarchy is based upon the observability of inputs in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  Fair value measurements are classified under the following hierarchy:

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

When available, the Company uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market processes are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

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

	Fair Value Measurements at December 31, 2009 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Money market funds	$10,640	$-	$-	$10,640
Derivatives:
Interest rate swap	-	261	-	261
Forward exchange contracts	-	0	-	0

At December 31, 2009, the Company had long-term debt of approximately $6.1 million which is classified within Level 3.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

8.	Financing arrangements

The Company’s domestic credit facility provides a revolving line of credit facility to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit facility matures on September 30, 2011.  The credit facility bears interest, at the Company’s option, at either the lender’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.75% per annum.  At December 31, 2009, the interest rate would have been 1.99% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At December 31, 2009, the Company had no outstanding borrowings under the revolving line of credit facility and $150,000 in standby letters of credit

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At December 31, 2009, the Company was in compliance with its loan covenants.

9.      Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended December 31,
	2009	2008
Components of comprehensive income (loss):
Net earnings (loss)	$(57)	$569
Other comprehensive income (loss) -
Foreign currency translation adjustment	(45)	(130)
Unrealized changes in value of derivatives	162	(196)
Income tax (expense) benefit related to items of comprehensive income (loss)	(40)	111
Total comprehensive income (loss)	$20	$354

The components of accumulated comprehensive income (loss) were as follows (in thousands):

	For the three-month periods ended December 31,
	2009	2008
Foreign currency translation adjustments	$444	$412
Net unrealized changes in value of derivatives	173	(129)
	$617	$283

10.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2009 and 2008 (in thousands) is as follows:

	Three months ended December 31,
	2009	2008
Beginning balance	$2,122	$1,704
Warranty costs incurred	(579)	(708)
Warranty expense accrued	482	721
Translation adjustments	(9)	(10)
Ending balance	$2,016	$1,707

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

Bank guarantees and letters of credit

At December 31, 2009, the Company had standby letters of credit totaling $3.3 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $3.1 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries’ credit facility in Europe and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the European subsidiary collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s European business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

Purchase Obligations

At December 31, 2009, the Company had remaining contractual obligations to purchase certain materials and supplies aggregating $302,000.  As of December 31, 2009, the Company had purchased $903,000 of materials under these contracts.  The Company anticipates that it will purchase approximately $251,000 of these obligations in the second fiscal quarter of 2010 and $51,000 in the remainder of fiscal 2010.

11.	Recent accounting pronouncements not yet adopted

In September 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2009-14, “Certain Revenue Arrangements That Include Software.”  These ASU’s revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components.  There are also expanded disclosure requirements for significant judgments made in the application of these standards, if material.  These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted.  The Company does not expect that adoption of these pronouncements to have a significant effect on its financial statements.

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

•	the Company's international operations subject the Company to a number of risks that could adversely affect the Company’s revenues, operating results and growth;
•	competition and advances in technology may adversely affect sales and prices;
•	failure of the Company’s products to compete successfully in either existing or new markets;
•	the Company's inability to retain and recruit experienced personnel may adversely affect the Company’s business and prospects for growth;
•	the loss of members of the Company’s management team could substantially disrupt the Company’s business operations;
•	the inability of the Company to protect the Company’s intellectual property, especially as the Company expands geographically, may adversely affect the Company’s competitive advantage;
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

More information may be found in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2009 filed with the SEC on December 11, 2009, which item is hereby incorporated by reference.

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

Current worldwide economic conditions have caused many customers to significantly delay or reduce their expenditures for capital equipment, and undertake more stringent and protracted approval processes within their organizations.  As a result, the Company’s overall financial results in fiscal 2009 and the first quarter of fiscal 2010 were adversely affected.  During fiscal 2009, the Company implemented a variety of cost reduction initiatives, including a reduction of approximately 14% in its global workforce.  The cost reduction initiatives favorably affected the Company’s operating expenses and results in the first quarter of fiscal 2010.

Current period – first quarter of fiscal 2010

In the first quarter of fiscal 2010, the Company’s net sales and net earnings decreased while order volume and backlog increased compared to the corresponding period in the prior fiscal year.  Net sales of $22.4 million in the first fiscal quarter of 2010 were $4.9 million, or 18%, lower than net sales of $27.4 million in the corresponding quarter a year ago.  International sales were 41% of net sales for the first fiscal quarter of 2010, compared to 44% in the corresponding prior year period.  Backlog of $35.5 million at the end of the first fiscal quarter of 2010 represented a $6.2 million, or 21%, increase from the ending backlog of $29.3 million at the end of the corresponding quarter a year ago.  The Company reported a net loss for the first quarter of fiscal 2010 of $57,000, or $0.01 per diluted share.  Net earnings for the corresponding period last year were $569,000, or $0.10 per diluted share.  Customer orders in the first quarter of fiscal 2010 of $28.3 million were up $5.4 million, or 24%, compared to orders of $22.9 million in the first quarter of fiscal 2009.  Order increases occurred mainly in North America and Europe and across automated inspection systems, process systems and parts and service product lines.  During the first quarter of fiscal 2010, the Company continued to focus on strengthening market share and revenues in its established markets and geographies, developing its presence in the pharmaceutical and nutraceutical market, increasing upgrade system sales, and continuing to expand its global market presence.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At December 31, 2009, the Company had invoiced $1.3 million, compared to $1.1 million at September 30, 2009, for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of December 31, 2009, the balance sheet included allowances for doubtful accounts of $405,000.  Amounts charged to bad debt expense for the three-month period ended December 31, 2009 and 2008, respectively, were $0 and $56,000, respectively.  Actual charges to the allowance for doubtful accounts for the three-month period ended December 31, 2009 and 2008, respectively, were $73,000 and $4,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.  In addition, in fiscal 2007, the Company established a $750,000 allowance against the full amount of the Company’s notes receivable from the fiscal 2007 sale of its interest in the InspX joint venture.  At December 31, 2009, the Company had collected $350,000 of this amount and another $75,000 subsequent to December 31, 2009, and maintains an allowance for the remaining $325,000 of its note receivable due to the uncertainty of collectability.  Of the amounts collected, $275,000 was recorded as income upon the reversal of its allowance in the fourth quarter of fiscal 2009 and $150,000 in the first quarter of fiscal 2010.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At December 31, 2009, cumulative inventory adjustments to lower of cost or market totaled $2.0 million compared to $1.7 million as of December 31, 2008.  Amounts charged to expense to record inventory at lower of cost or market for the three-month periods ended December 31, 2009 and 2008 were $1,000 and $98,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $109,000 and $131,000 for the three-month periods ended December 31, 2009 and 2008, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, investments and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of December 31, 2009, the Company held $20.6 million of long-lived assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets, although the Company values its investment in Proditec in Euro’s, which subjects the valuation to changes in foreign currency exchange rates.    Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of December 31, 2009, the balance sheet included warranty reserves of $2.0 million, while $579,000 of warranty charges were incurred during the three-month period then ended, compared to warranty reserves of $1.7 million as of

December 31, 2008 and warranty charges of $708,000 for the three-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes. The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At December 31, 2009, the Company had valuation reserves of approximately $385,000 for deferred tax assets for capital loss carryforwards and the valuation of notes receivable related to the sale of the investment in the InspX joint venture and the valuation impairment of its investment in Proditec, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believe will not be utilized during the carryforward periods.  During the three-month period ended December 31, 2009, the Company recorded $9,000 of valuation reserves related to valuation changes on its investment in Proditec and reversed $54,000 of valuation reserves upon partial reversal of its valuation reserve on its note receivable from the sale of its interest in the InspX joint venture.  There were no other valuation allowances at December 31, 2009 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2009 and thus far in fiscal 2010, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2009, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing Research and Development Credit (“R&D credit”) was retroactively renewed and extended to December 31, 2009.  Due to this change in tax law, the Company recorded approximately $160,000 of additional R&D tax credits in the first quarter of fiscal 2009 related to R&D expenditures incurred during fiscal 2008.  As of December 31, 2009, the R&D credit expired.  If the R&D credit is not retroactively renewed, it may adversely affect the Company’s effective tax rate.

Recently Adopted Accounting Pronouncements

Effective October 1, 2009, the Company adopted updated accounting pronouncements which state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of  both basic and diluted earnings per share.  All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of these new pronouncements.  The Company’s share-based stock awards have non-forfeitable rights to dividends and are considered participating securities under these new pronouncements.  Prior to the retrospective application of these new pronouncements on October 1, 2009, unvested share-based awards were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method.  The effect of the retrospective application of these new pronouncements on earnings per share is immaterial.  Additionally, the adoption of these new pronouncements is not expected to have a material effect on basic and diluted earnings per share in the future.

On October 1, 2009, the Company adopted updated pronouncements related to the fair value measurements for certain nonfinancial assets and nonfinancial liabilities, excluding those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For purposes of applying these provisions, nonfinancial assets and nonfinancial liabilities include all assets and liabilities other than those meeting the definition of a financial asset or a financial liability.  The adoption of these provisions did not have a significant effect on the Company’s financial statements.

On October 1, 2009, the Company adopted updated pronouncements related to accounting for collaborative arrangements.  The guidance defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).  These provisions require retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable.  The impracticability evaluation and exception is   to be performed on an arrangement-by-arrangement basis.  The adoption of these provisions did not have a significant effect on the Company’s financial statements.

On October 1, 2009, the Company adopted updated pronouncements related to business combinations and noncontrolling interests in consolidated financial statements.  These pronouncements require the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed at fair value on the date of acquisition. Further, these pronouncements also change the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs.  Under the new pronouncements, all entities are required to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and noncontrolling interests will be treated as equity transactions.  The adoption of these pronouncements did not have a significant effect on the Company’s financial statements but they will affect the Company for any acquisitions made after October 1, 2009.

Results of Operations

For the three months ended December 31, 2009 and 2008

Net sales decreased $4.9 million, or 18%, to $22.4 million in the first quarter of fiscal 2010 from $27.4 million in net sales recorded in the corresponding quarter a year ago.  International sales for the more recent three-month period were 41% of net sales compared to 44% in the corresponding prior year period.  Decreases in net sales occurred in automated inspection systems sales, down $2.0 million, or 16%, and process systems sales, down $3.2 million, or 32%, while parts and service sales increased by $254,000, or 5%.  The decrease in automated inspection systems sales related primarily to decreased shipments of upgrade systems.  The decrease in process systems sales related to decreased shipments of vibratory products, and other process systems equipment in all major geographic regions.  Automated inspection systems sales, including upgrade systems, represented 48% of net sales in the first quarter of fiscal 2010 compared to 47% of net sales in the first quarter of fiscal 2009.  Process systems sales represented 30% of net sales in the first quarter of fiscal 2010 compared to 36% during the first quarter of fiscal 2009, while parts and service sales accounted for 22% of the more recent quarter's net sales, up from 17% in the same quarter a year ago.

Total backlog was $35.5 million at the end of the first quarter of fiscal 2010 and was $6.2 million higher than the $29.3 million backlog at the end of the first quarter of the prior fiscal year.  Backlog for automated inspection systems was up $1.1 million, or 5%, to $20.8 million at December 31, 2009 compared to $19.7 million at December 31, 2008.  The backlog increase for automated inspection systems was in all product categories, except for decreases in backlog for tobacco systems and upgrade systems.  Process systems backlog increased by $5.1 million, or 57%, to $14.0 million at the end of the first quarter of fiscal 2010 compared to $8.9 million at the same time a year ago.  The backlog increase for process systems was primarily related to vibratory products in Europe.  Backlog by product line at December 31, 2009 was 59% automated inspection systems, 39% process systems, and 2% parts and service, compared to 67% automated inspection systems, 31% process systems, and 2% parts and service on December 31, 2008.

Orders increased by $5.4 million, or 24%, to $28.3 million in the first quarter of fiscal 2010 compared to the first quarter new orders of $22.9 million a year ago.  Orders for automated inspection systems during the first quarter of fiscal 2010 increased $2.5 million, or 21%, to $14.3 million from $11.8 million in the comparable quarter of fiscal 2009.  Process systems orders increased $2.1 million, or 30%, during the first quarter of fiscal 2010 to $9.0 million compared to $6.9 million in the first quarter of fiscal 2009.  Orders for parts and service increased $810,000, or 19%, during the first quarter of fiscal 2010 to $5.1 million compared to $4.3 million in the first quarter of fiscal 2009.  The increase in orders for automated inspection systems, process systems, and parts and service related mainly to North America and Europe, and was across most major product lines.

Gross profit for the first quarter of fiscal 2010 was $7.9 million compared to $11.3 million in the corresponding period last year.  Gross profit in the first quarter of fiscal 2010, as a percentage of net sales, decreased to 35.0% compared to the 41.3% reported in the corresponding quarter of fiscal 2009.  The decrease in gross profit from the corresponding quarter a year ago was primarily due to underutilization of manufacturing operations, market driven pricing pressures, and lower volumes.

Operating expenses of $8.0 million for the first quarter of fiscal 2010 were 35.5% of net sales compared with $10.5 million, or 38.4% of net sales, for the first quarter of fiscal 2009.  Operating expenses during the first quarter of fiscal 2010 were down in all areas compared to the first quarter of fiscal 2009 due to the cost reduction initiatives implemented in fiscal 2009.  Also, there were lower sales commissions related to lower sales, lower research and development project spending and lower ERP implementation costs in the first quarter of fiscal year 2010 compared to the same quarter in fiscal 2009.

Other income for the first quarter of fiscal 2010 was $20,000 compared to other expense of $212,000 for the corresponding period in fiscal 2009.  Other income (expense) increased in the first quarter of fiscal 2010 compared to the corresponding period in fiscal 2009 mainly due to foreign exchange losses of $1,000 incurred in the first fiscal quarter of 2010 compared to foreign exchange losses of $308,000 in the first quarter of fiscal 2009, and a $150,000 gain in the first quarter of fiscal 2010 related to partial collection of the Company’s notes receivable from the fiscal 2007 sale of its interest in the InspX joint venture, offset by a $123,000 decline in interest income on lower invested balances and a $46,000 increase in interest expense in the first quarter of fiscal 2010 compared to the same period in the prior fiscal year.

Net loss for the quarter ending December 31, 2009 was $57,000, or $0.01 per diluted share.  Net earnings for the same period last year were $569,000, or $0.10 per diluted share.  The net loss in the first quarter of fiscal 2010, compared to the net earnings in the first quarter of fiscal 2009, was due to lower gross profit related to lower sales and production volumes, and underutilization of manufacturing operations partially offset by a reduction in operating expenses.

Liquidity and Capital Resources

In the first three months of fiscal 2010, net cash decreased by $1.5 million to $16.6 million on December 31, 2009 from $18.1 million on September 30, 2009.  Cash used in operating activities was $1.1 million during the three-month period ended December 31, 2009.  Investing activities consumed $270,000 of cash, and financing activities used $91,000 of cash.  The effect of foreign exchange rate changes on cash was a negative $37,000 during the first three months of fiscal 2010.

Cash used in operating activities during the three-month period ended December 31, 2009 was $1.1 million compared to $5.4 million of cash used in operating activities for the comparable period in fiscal 2009.  The primary contributors were the changes in net earnings (loss) and non-cash working capital.  For the first three months of fiscal 2010, there was a net loss of $57,000 compared to net earnings of $569,000 for the first three months of fiscal 2009.  During the first three months of fiscal 2010, changes in non-cash working capital used $2.1 million of cash from operating activities.  In the first three months of fiscal 2009, changes in non-cash working capital used $6.9 million of cash from operating activities.  The major changes in current assets and current liabilities during the first three months of fiscal 2010 were increased inventories of $2.9 million and decreased accrued payroll liabilities and commissions of $814,000, offset by a reduction of $1.2 million in trade receivables related to decreased sales volumes.  The increase in inventories was primarily attributable to strategic product placements at customer locations and increased parts stock and subassemblies for large customer orders to ship in the second quarter of fiscal 2010.

The net cash used in investing activities of $270,000 for the first three months of fiscal 2010 represents a $7.8 million change from the $8.1 million of net cash used in investing activities in the corresponding period a year ago.  The major change in investing activities resulted from the $6.5 million associated with the purchase of the

Company’s headquarters facility in Walla Walla in the first quarter fiscal 2009.  Also, during the first three months of fiscal 2009, the Company incurred approximately $1.6 million of capitalized expenditures related to the ERP implementation.  In addition, in the first three months of fiscal 2010, the Company collected $350,000 associated with its notes receivable from the 2007 sale of its interest in the InspX joint venture.

Net cash used in financing activities during the first three months of fiscal 2010 was $91,000, compared with net cash used in financing activities of $1.8 million during the corresponding period in fiscal 2009.  Net cash used in financing activities during the first three months of fiscal 2010 resulted mainly from payments on long-term debt of $80,000.  The net cash used in financing activities during the first three months of fiscal 2009 resulted primarily from the $8.4 million used in the stock repurchase program offset by the $6.4 million of proceeds associated with the new mortgage on the Walla Walla headquarters facility, and $222,000 generated from excess tax benefits from share-based payments.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2011.  The credit facility bears interest, at the Company’s option, at either the bank prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.75% per annum.  At December 31, 2009, the interest rate would have been 1.99% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million.  The term loan provided for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At December 31, 2009, the Company had no borrowings outstanding under the credit facility and $150,000 in standby letters of credit.  At December 31, 2009, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.6 million and includes an operating line of the lesser of $2.2 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At December 31, 2009, the interest rate was 6.60%.  At December 31, 2009, the Company had no borrowings under this facility and had received bank guarantees of $3.1 million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on December 31, 2009 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$6,115	$322	$686	$752	$4,355
Operating leases	1,717	630	1,003	84	-
Purchase obligations	302	302	-	-	-
Total contractual cash obligations	$8,134	$1,254	$1,689	$836	$4,355

(1)  The Company also has $110,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At December 31, 2009, the Company had standby letters of credit totaling $3.3 million, which includes secured bank guarantees under the Company’s credit facility in Europe and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Recent Accounting Pronouncements Not Yet Adopted

In September 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2009-14, “Certain Revenue Arrangements That Include Software.”  These ASU’s revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components.  There are also expanded disclosure requirements for significant judgments made in the application of these standards, if material.  These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted.  The Company does not expect that adoption of these pronouncements to have a significant effect on its financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian Dollar, Mexican Peso, Singapore Dollar and Chinese Renminbi.

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  For sales transactions between international customers and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At December 31, 2009, the Company held a 30-day forward contract for €6.1 million ($8.7 million).  As of December 31, 2009, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $308,000 on an annual basis as a result of converted cash, accounts receivable, loans to foreign subsidiaries, the Euro investment in Proditec, and sales or other contracts denominated in foreign currencies.

As of December 31, 2009, the Euro lost approximately 2% in value against the U.S. dollar compared to its value at September 30, 2009.  During the three-month period ended December 31, 2009, changes in the value of the Euro against the U.S. dollar ranged between a 3% gain and a 2% loss as compared to the value at September 30, 2009.  Other foreign currencies showed similar changes in value against the U.S. dollar during the first three months of fiscal 2010.  The effect of these fluctuations on the operations and financial results of the Company during the first three months of fiscal 2010 were:

•
Translation adjustments of ($30,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $1,000, net of the effects of forward contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, the Euro investment in Proditec, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

Compared to historical exchange rates, the U.S. dollar is still in a relatively weak position on the world markets.  A relatively weaker U.S. dollar makes the Company’s U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales.  Conversely, when the dollar strengthens on the world markets, the Company’s market and economic outlook for international sales could be negatively affected as export sales to international customers become relatively more expensive.  The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company.

Under the Company’s current credit facilities, the Company may borrow at either the lender’s prime rate or at BBA LIBOR plus 175 basis points on its domestic credit facility and at the lenders prime rate plus 175 basis points on its European credit facility.  At December 31, 2009, the Company had no borrowings under these arrangements.  During the three-month period ended December 31, 2009, interest rates applicable to these variable rate credit facilities ranged from 1.99% to 6.6%.  At December 31, 2009, the rate was 1.99% on its domestic credit facility and 6.60% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of December 31, 2009, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 4.                  CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the disclosure controls and procedures relating to the Company at December 31, 2009 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II.                OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended December 31, 2009 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2009	0	-	0
November 1 – 30, 2009	1,064	$10.83	0
December 1 – 31, 2009	0	-	0
Total	1,064	$10.83	0	78,750	(2)

(1)
Consists only of shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under the 2003 Restated Employees’ Stock Incentive Plan.  The shares were subsequently cancelled and retired.

(2)
The Company initiated a stock repurchase program effective November 27, 2006.  The Company was authorized to purchase up to 500,000 shares of its common stock under the program.  Following certain share repurchases, the Board of Directors increased the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the maximum number of shares that may be repurchased under the share repurchase program to 750,000 shares.  The program does not incorporate a fixed expiration date.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: February 9, 2010	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2010	By /s/ John J. Ehren
John J. Ehren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

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