Form 10-Q
period 2010-06-30
KEY TECHNOLOGY INC
filed 2010-08-06
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2010

or

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

The number of shares outstanding of the registrant's common stock, no par value, on July 30, 2010 was 5,312,461 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2010

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	26

SIGNATURES	27

EXHIBIT INDEX	28

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND SEPTEMBER 30, 2009

	June 30, 2010	September 30, 2009
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$24,735	$18,142
Trade accounts receivable, net of allowance for doubtful accounts of $398 and $481, respectively	12,480	12,332
Inventories:
Raw materials	7,594	9,985
Work-in-process and sub-assemblies	8,900	6,160
Finished goods	5,672	6,288
Total inventories	22,166	22,433
Deferred income taxes	2,826	3,464
Prepaid expenses and other assets	3,149	3,179
Total current assets	65,356	59,550
Property, plant and equipment, net	15,846	16,175
Deferred income taxes	813	38
Goodwill, net	2,524	2,524
Investment in Proditec	1,178	1,272
Intangibles and other assets, net	153	1,156
Total	$85,870	$80,715

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,500	$4,641
Accrued payroll liabilities and commissions	5,496	5,209
Customers' deposits	7,485	7,801
Accrued customer support and warranty costs	2,526	2,559
Customer purchase plans	754	925
Income taxes payable	862	25
Current portion of long-term debt	329	319
Other accrued liabilities	1,522	1,038
Total current liabilities	24,474	22,517
Long-term debt	5,627	5,876
Deferred income taxes	536	588
Other long-term liabilities	311	277
Shareholders' equity:
Common stock	19,508	18,378
Retained earnings and other shareholders' equity	35,414	33,079
Total shareholders' equity	54,922	51,457
Total	$85,870	$80,715

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(in thousands, except per share data)

Net sales	$31,640	$26,209
Cost of sales	21,185	16,609
Gross profit	10,455	9,600
Operating expenses:
Sales and marketing	4,450	4,152
Research and development	1,669	1,868
General and administrative	2,175	2,772
Amortization of intangibles	291	317
Total operating expenses	8,585	9,109
Gain on disposition of assets	92	19
Earnings from operations	1,962	510
Other income (expense)	(85)	(96)
Earnings before income taxes	1,877	414
Income tax expense (benefit)	563	(41)
Net earnings	$1,314	$455

Net earnings per share
- basic	$0.25	$0.09
- diluted	$0.25	$0.09

Shares used in per share calculations - basic	5,290	4,993

Shares used in per share calculations - diluted	5,307	5,005

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(in thousands, except per share data)

Net sales	$84,810	$76,834
Cost of sales	55,688	47,787
Gross profit	29,122	29,047
Operating expenses:
Sales and marketing	13,052	13,330
Research and development	4,980	6,183
General and administrative	6,557	8,992
Amortization of intangibles	926	952
Total operating expenses	25,515	29,457
Gain (loss) on disposition of assets	91	(315)
Earnings (loss) from operations	3,698	(725)
Other income (expense)	89	(377)
Earnings (loss) before income taxes	3,787	(1,102)
Income tax expense (benefit)	1,136	(656)
Net earnings (loss)	$2,651	$(446)

Net earnings (loss) per share
- basic	$0.50	$(0.09)
- diluted	$0.50	$(0.09)

Shares used in per share calculations - basic	5,265	5,154

Shares used in per share calculations - diluted	5,282	5,154

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$2,651	$(446)
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Gain on sale of investment in joint venture	(475)	-
(Gain) loss on disposition of assets	(91)	315
Foreign currency exchange loss	70	390
Depreciation and amortization	2,759	2,250
Share based payments	1,267	617
Excess tax benefits from share based payments	69	(395)
Deferred income taxes	(183)	(153)
Deferred rent	(58)	-
Bad debt expense	55	123
Changes in assets and liabilities:
Trade accounts receivable	(417)	1,661
Inventories	(841)	(3,661)
Prepaid expenses and other current assets	(1,060)	(22)
Income taxes receivable	780	(1,005)
Other long-term assets	(36)	(50)
Accounts payable	1,032	(3,761)
Accrued payroll liabilities and commissions	547	(2,532)
Customers’ deposits	771	(1,978)
Accrued customer support and warranty costs	97	(121)
Income taxes payable	619	37
Other accrued liabilities	508	(934)
Other	92	4

Cash provided by (used for) operating activities	8,156	(9,661)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	91	31
Purchases of property, plant and equipment	(1,562)	(10,801)
Sale of investment in joint venture	700	-
Investment in Proditec	-	(1,491)

Cash used in investing activities	(771)	(12,261)

See notes to condensed unaudited consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONDENSED UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2010 AND 2009

	2010	2009
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$-	$6,400
Payments on long-term debt	(239)	(128)
Repurchases of common stock	-	(9,969)
Excess tax benefits from share based payments	(69)	395
Proceeds from issuance of common stock	114	124
Exchange of shares for statutory withholding	(198)	(96)

Cash used in financing activities	(392)	(3,274)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(400)	(105)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,593	(25,301)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	18,142	36,322

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$24,735	$11,021

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$227	$199
Cash paid (refunded) during the period for income taxes	$(55)	$436

See notes to condensed unaudited consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2010

1.	Condensed unaudited consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these condensed unaudited consolidated financial statements.  These condensed unaudited consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  The results of operations for the three and nine-month periods ended June 30, 2010 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2010 and the results of its operations and its cash flows for the three and nine-month periods ended June 30, 2010 and 2009.

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

During the nine-month period ended June 30, 2010, the Company granted 276,161 shares of service-based stock awards.  The fair value of these grants ranged from $10.75 to $15.30 per share based on the fair market value at the grant date.  The restrictions on 198,523 shares lapse in 25%, 25%, and 50% annual increments over the required service period ending September 2012 through March 2013.  The restrictions on 27,103 shares lapse in 8%, 31% and 61% increments over the required service period ending September 2010 through September 2012.  The restrictions on the remaining 50,535 shares granted lapse at the end of the required service periods ranging from February 2011 through December 2012.  During the nine-month period ended June 30, 2010, the

Company also granted 83,278 shares of performance-based stock awards.  The fair value of these grants was $10.75 per share based on the fair market value at the grant date.  The restrictions on 57,697 shares of these grants lapse upon achievement of performance-based objectives for the fiscal year ending September 30, 2010 and continued employment through December 15, 2010.  The restrictions on 25,581 shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2012 and continuous employment through December 15, 2012.  The Company estimates that it is probable that the performance-based objectives will be achieved on 9,227 shares of these awards.  During the nine-month period ended June 30, 2010, 27,577 shares of service-based and 7,777 shares of performance-based stock awards granted during fiscal 2010 were forfeited.

Stock compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Cost of goods sold	$31	$24	$68	$73
Operating expenses	394	257	1,199	544
Total stock compensation expense	$425	$281	$1,267	$617

Stock compensation expense remaining capitalized in inventory at June 30, 2010 and 2009 was $14,000 and $12,000, respectively.  Stock compensation expense for the nine-month period ended June 30, 2009 was reduced by approximately $262,000 due primarily to changes in estimates on performance-based stock awards granted in previous fiscal years as the Company estimated that it had become less than probable that the related performance goals would be achieved and due to the forfeiture of shares discussed above.

3.	Earnings per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per share data):

	For the three months ended June 30, 2010			For the three months ended June 30, 2009
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$1,314	5,290	$0.25	$455	4,993	$0.09
Effect of dilutive securities:
Common stock options	-	17		-	12
Diluted EPS:
Earnings plus assumed conversions	$1,314	5,307	$0.25	$455	5,005	$0.09

	For the nine months ended June 30, 2010			For the nine months ended June 30, 2009
	Earnings	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$2,651	5,265	$0.50	$(446)	5,154	$(0.09)
Effect of dilutive securities:
Common stock options		17			-
Diluted EPS:
Earnings (loss) plus assumed conversions	$2,651	5,282	$0.50	$(446)	5,154	$(0.09)

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares at June 30, 2010 and 2009 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Common shares from:
Assumed exercise of stock options	10,000	15,000	10,000	55,000

The options expire on dates beginning in February 2011 through February 2015.  The restrictions on stock grants may lapse between July 2010 and March 2013.

4.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  Changes in the estimated effective income tax rate are accounted for in the period the change in estimate occurs.  During the first nine months of fiscal 2010, income tax expense was reduced by approximately $137,000 due to revisions of estimates on the valuation of deferred tax assets related to the valuation of the Company’s note receivable from the 2007 sale of its interest in the InspX joint venture and valuation changes on its investment in Proditec.  During the first quarter of fiscal 2009, income tax expense was reduced by approximately $160,000 for additional research and development tax credits related to expenditures incurred during fiscal 2008 due to changes in tax law that were enacted during the quarter to retroactively renew these tax credits.

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

The Company has an interest rate swap with a notional amount of $6.0 million at June 30, 2010 that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At June 30, 2010, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Condensed Consolidated Balance Sheet was $106,000.  There were no gains or losses recognized as part of net earnings in the Condensed Consolidated Statement of Operations related to the changes in fair value of the swap agreement during the nine months ended June 30, 2010, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, decreases in the fair value of the interest rate swap of $284,000 and $205,000 during the three and nine-month periods ending June 30, 2010, respectively, were recorded as part of Other Comprehensive Income in the Equity section of the Company’s Condensed Consolidated Balance Sheet.  During the three and nine-month periods ended June 30, 2010, the Company recorded $39,000 and $120,000, respectively, as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At June 30, 2010, the Company had a one-month undesignated forward exchange contract for €5.5 million ($6.7 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $599,000 and $1.2 million, respectively, were recorded for forward exchange contracts in the three and nine-month periods ended June 30, 2010 in Other income (expense) on the Company’s Condensed Consolidated Statements of Operations.  These gains were offset by foreign currency losses incurred during these periods.  At June 30, 2010, the Company had assets of $82,000 under these forward contracts in Other current assets on the Company’s Condensed Consolidated Balance Sheet.  At September 30, 2009, the Company had liabilities of $82,000 for forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.

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

	Fair Value Measurements at June 30, 2010 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Money market funds	$21,014	$-	$-	$21,014
Derivatives:
Interest rate swap	-	$(106)	-	$(106)
Forward exchange contracts	-	$0	-	$0

At June 30, 2010, the Company also had long-term debt of approximately $6.0 million which is classified within Level 3.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

The Company’s domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit matures on September 30, 2011.  The credit facility bears interest, at the Company’s option, at either the lender’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.75% per annum.  At June 30, 2010, the interest rate would have been 2.10% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At June 30, 2010, the Company had no outstanding borrowings under the revolving line of credit and $250,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $6.0 million was outstanding as of June 30, 2010.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At June 30, 2010, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.0 million and includes an operating line of the lesser of $1.8 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At June 30, 2010, the interest rate was 6.35%.  At June 30, 2010, the Company had no borrowings under this facility and had received bank guarantees of $1.1 million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

8.	Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
Components of comprehensive income (loss):
Net earnings (loss)	$1,314	$455	$2,651	$(446)
Other comprehensive income (loss) -
Foreign currency translation adjustment	(123)	244	(274)	(193)
Unrealized changes in value of derivatives	(284)	318	(205)	199
Income tax (expense) benefit related to items of comprehensive income (loss)	139	(191)	163	(2)
Total comprehensive income (loss)	$1,046	$826	$2,335	$(442)

9.	Note receivable from sale of InspX joint venture

In fiscal 2007, the Company established a $750,000 allowance against the full amount of the Company’s notes receivable from the fiscal 2007 sale of its interest in the InspX joint venture.  During fiscal 2010, the Company collected the full amount.  Of the amounts collected, $275,000 was recorded as income upon the reversal of its allowance in the fourth quarter of fiscal 2009 and $475,000 in the first two quarters of fiscal 2010.

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2010 and 2009 (in thousands) is as follows:

	Nine months ended June 30,
	2010	2009
Beginning balance	$2,122	$1,704
Warranty costs incurred	(2,112)	(2,830)
Warranty expense accrued	2,061	3,090
Translation adjustments	(99)	(6)
Ending balance	$1,972	$1,958

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

Bank guarantees and letters of credit

At June 30, 2010, the Company had standby letters of credit totaling $1.4 million, which includes secured bank guarantees under the Company’s domestic and European credit facilities and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $1.1 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries’ credit facility, $100,000 of outstanding performance guarantees secured by bank guarantees under the Company’s domestic credit facility and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

Purchase Obligations

At June 30, 2010, the Company had remaining contractual obligations to purchase certain materials and supplies aggregating $51,000.  As of June 30, 2010, the Company had purchased $178,000 of materials under these contracts.  The Company anticipates that it will purchase the remainder of these materials and supplies in the next six months.

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

Forward-looking statements are subject to a number of risks and uncertainties.  The Company cautions investors not to place undue reliance on its forward-looking statements, which speak only as of the date on which they are made.  Key’s actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:

•	worldwide economic conditions may adversely affect the Company’s business and results of operations, and the business of the Company’s customers;
•	adverse economic conditions, particularly in the food processing industry, either globally or regionally, may adversely affect the Company's revenues;
•	the loss of any of the Company’s significant customers could reduce the Company’s revenues and profitability;
•	the Company is subject to pricing pressure from its larger customers which may reduce the Company’s profitability;
•	the failure of any of the Company's independent sales representatives to perform as expected would harm the Company's net sales;
•	the Company may make acquisitions that could disrupt the Company’s operations and harm the Company’s operating results;
•	the Company's international operations subject the Company to a number of risks that could adversely affect the Company’s revenues, operating results and growth;
•	competition and advances in technology may adversely affect sales and prices;
•	failure of the Company’s products to compete successfully in either existing or new markets;
•	the Company's inability to retain and recruit experienced personnel may adversely affect the Company’s business and prospects for growth;
•	the loss of members of the Company’s management team could substantially disrupt the Company’s business operations;
•	the inability of the Company to protect the Company’s intellectual property, especially as the Company expands geographically, may adversely affect the Company’s competitive advantage;
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

Current worldwide economic conditions have caused many customers to significantly delay or reduce their expenditures for capital equipment, and undertake more stringent and protracted approval processes within their organizations.  As a result, the Company’s overall financial results in fiscal 2009 and the first three quarters of fiscal 2010 were adversely affected as compared to fiscal 2008.  During fiscal 2009, the Company implemented a variety of cost reduction initiatives, including a reduction of approximately 14% in its global workforce.  The cost reduction initiatives favorably affected the Company’s operating expenses and results in the first nine months of fiscal 2010.

During the second quarter of fiscal 2010, the Company initiated several long-term market initiatives which it has started to implement in the third quarter of fiscal 2010:

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

Current period – third quarter of fiscal 2010

In the third quarter of fiscal 2010, the Company’s order volume, net sales, backlog, and net earnings all increased compared to the corresponding period in the prior fiscal year.  Net sales of $31.6 million in the third fiscal quarter of 2010 were $5.4 million, or 21%, higher than net sales of $26.2 million in the corresponding quarter a year ago.  International sales were 57% of net sales for the third fiscal quarter of 2010, compared to 48% in the corresponding prior year period.  Backlog of $29.9 million at the end of the third fiscal quarter of 2010 represented a $3.7 million, or 14%, increase from the ending backlog of $26.2 million in the corresponding quarter a year ago.  Net earnings for the third quarter of fiscal 2010 were $1.3 million, or $0.25 per diluted share.  Net earnings for the corresponding period last year were $455,000, or $0.09 per diluted share.  Customer orders in the third quarter of fiscal 2010 of $29.7 million were up $9.0 million, or 44%, compared to orders of $20.7 million in the third quarter of fiscal 2009.  Orders increased across the Company’s major geographic areas and primarily in the potato, processed fruit and vegetable, and tobacco markets.  Orders also increased across most product lines except for upgrade systems orders which remained flat compared to the prior year third quarter.  During the third quarter of fiscal 2010, the Company continued to focus on strengthening market share and revenues in its established markets and geographies, developing its presence in the pharmaceutical and nutraceutical market, increasing upgrade system sales, and continuing to expand its global market presence.

First nine months of fiscal 2010

The Company’s results for the first nine months of fiscal 2010 also showed an increase in order volume, net sales and net earnings compared to the corresponding period in the prior fiscal year.  Net sales of $84.8 million for the first nine months of fiscal 2010 were $8.0 million, or 10%, higher than net sales of $76.8 million in the corresponding period a year ago.  Customer orders in the first nine months of fiscal 2010 of $84.9 million were up $15.5 million, or 22%, compared to orders of $69.5 million in the first nine months of fiscal 2009.  Orders increased in North America, Europe and Latin America and most significantly in the potato market.  Orders also increased across most major product lines except for a reduction in orders for upgrade and Manta® systems.  Net earnings for the first nine months of fiscal 2010 were $2.7 million, or $0.50 per diluted share.  The net loss for the corresponding nine-month period last year was $446,000, or $0.09 per diluted share.  The net loss in the first nine months of fiscal 2009 included pre-tax charges of $890,000 related to a workforce reduction and a $343,000 write-off of previously incurred costs associated with a potential facility expansion.  The results for the first nine months of fiscal 2010 and fiscal 2009 also included the effects of certain cost reduction initiatives implemented during fiscal 2009.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At June 30, 2010, the Company had invoiced $2.6 million, compared to $1.1 million at September 30, 2009, for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of June 30, 2010, the balance sheet included allowances for doubtful accounts of $398,000.  Amounts charged to bad debt expense for the nine-month periods ended June 30, 2010 and 2009, respectively, were $55,000 and $123,000, respectively.  Actual charges to the allowance for doubtful accounts for the nine-month periods ended June 30, 2010 and 2009, respectively, were $110,000 and $39,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.  In addition, in fiscal 2007, the Company established a $750,000 allowance against the full amount of the Company’s notes receivable from the fiscal 2007 sale of its interest in the InspX joint venture.  During fiscal 2010, the Company collected the full amount.  Of the amounts collected, $275,000 was recorded as income upon the reversal of its allowance in the fourth quarter of fiscal 2009, and $150,000 and $325,000, respectively, in the first and second quarters of fiscal 2010.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At June 30, 2010, the balance sheet reflected inventory adjustments to the lower of cost or market totaling $2.0 million compared to $2.2 million as of September 30, 2009.  Amounts charged to expense to record inventory at lower of cost or market for the nine-month periods ended June 30, 2010 and 2009 were $141,000 and $395,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $143,000 and $201,000 for the nine-month periods ended June 30, 2010 and 2009, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of June 30, 2010, the Company held $18.4 million of long-lived assets, net of depreciation and amortization.  There were no material changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, a quality training curriculum for every employee, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of June 30, 2010, the balance sheet included warranty reserves of $2.0 million, while $2.1 million of warranty charges were incurred during the nine-month period then ended, compared to warranty reserves of $2.0 million as of June 30, 2009 and warranty charges of $2.8 million for the nine-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At June 30, 2010, the Company had valuation reserves of approximately $292,000 for deferred tax assets for capital loss carryforwards and the valuation of notes receivable related to the sale of the investment in the InspX joint venture and the valuation impairment of its investment in Proditec, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believe will not be utilized during the carryforward periods.  During the nine-month period ended June 30, 2010, the Company recorded $34,000 of valuation reserves related to valuation changes on its investment in Proditec and reversed $171,000 of valuation reserves upon reversal of its valuation reserve on its note receivable from the sale of its interest in the InspX joint venture.  There were no other valuation allowances at June 30, 2010 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  During fiscal 2009 and thus far in fiscal 2010, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2009, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing Research and Development Credit (“R&D credit”) was retroactively renewed and extended to December 31, 2009.  Due to this change in tax law, the Company recorded approximately $160,000 of additional R&D tax credits in the first quarter of fiscal 2009 related to R&D expenditures incurred during fiscal 2008.  As of December 31, 2009, the R&D credit expired.  If the R&D credit is not retroactively renewed, it will adversely affect the Company’s effective tax rate.

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

Results of Operations

For the three months ended June 30, 2010 and 2009

Net sales increased $5.4 million, or 21%, to $31.6 million in the third quarter of fiscal 2010 from $26.2 million in net sales recorded in the corresponding quarter a year ago.  International sales for the three-month period were 57% of net sales compared to 48% in the corresponding prior year period.  Increases in net sales occurred primarily in process systems sales, up $6.0 million, or 75%, and in parts and service sales, up $375,000, or 7%, offset by a reduction in automated inspection systems sales, down $1.0 million, or 8%.  The increase in process systems sales related to increased shipments of vibratory products and other process systems equipment, primarily in Europe.  The decrease in automated inspection systems sales related primarily to decreased shipments of the Manta and upgrade systems.  Automated inspection systems sales, including upgrade systems, represented 37% of net sales in the third quarter of fiscal 2010 compared to 48% of net sales in the third quarter of fiscal 2009.  Process systems sales represented 44% of net sales in the third quarter of fiscal 2010 compared to 31% during the third quarter of fiscal 2009, while parts and service sales accounted for 19% of the more recent quarter's net sales, down from 21% in the same quarter a year ago.

Total backlog was $29.9 million at the end of the third quarter of fiscal 2010 and was $3.6 million higher than the $26.2 million backlog at the end of the third quarter of the prior fiscal year.  Process systems backlog increased by $2.7 million, or 30%, to $12.1 million at the end of the third quarter of fiscal 2010 compared to $9.4 million at the same time a year ago.  The backlog increase for process systems was primarily related to vibratory products and other process systems equipment in the Company’s major geographic regions.  Backlog for automated inspection systems was up $464,000, or 3%, to $16.6 million at June 30, 2010 compared to $16.1 million at June 30, 2009.  This backlog increase for automated inspection systems was in all product categories except for decreases in backlog for upgrade and tobacco systems.  Backlog by product line at June 30, 2010 was 55% automated inspection systems, 41% process systems, and 4% parts and service, compared to 61% automated inspection systems, 36% process systems, and 3% parts and service on June 30, 2009.  A portion of the backlog at the end of the third quarter will not be shipped until primarily the first quarter of fiscal 2011.  Consequently, we anticipate that sales for the fourth quarter of fiscal 2010 will be lower than the sales recorded in the fourth quarter of fiscal 2009.

Orders increased by $9.0 million, or 44%, to $29.7 million in the third quarter of fiscal 2010 compared to the third quarter new orders of $20.7 million a year ago.  Process systems orders increased $3.9 million, or 51%, during the third quarter of fiscal 2010 to $11.5 million compared to $7.6 million in the third quarter of fiscal 2009.  Orders for automated inspection systems during the third quarter of fiscal 2010 increased $4.3 million, or 57%, to $11.8 million from $7.5 million in the comparable quarter of fiscal 2009.  Orders for parts and service increased $885,000, or 16%, during the third quarter of fiscal 2010 to $6.4 million compared to $5.6 million in the third quarter of fiscal 2009.  The increase in orders for process systems, automated inspection systems, and parts and service occurred in the Company’s major geographic regions, and primarily in the potato, processed fruit and vegetable, and tobacco markets.  Orders also increased across most major product lines except for orders of upgrade systems which remained flat compared to the prior year third quarter.

Gross profit for the third quarter of fiscal 2010 was $10.5 million compared to $9.6 million in the corresponding period last year.  Gross profit in the third quarter of fiscal 2010, as a percentage of net sales, decreased to 33.0% compared to the 36.6% reported in the corresponding quarter of fiscal 2009.  The gross profit, as a percentage of net sales, decline from the corresponding quarter a year ago was primarily due to a significant increase in the shipment mix toward lower margin process systems sales relating primarily to a large process systems shipment to a major vegetable processor in Europe, and market driven pricing pressures.

Operating expenses of $8.6 million for the third quarter of fiscal 2010 were 27.1% of net sales compared with $9.1 million, or 34.8% of net sales, for the third quarter of fiscal 2009.  The most significant change in operating expenses related to the cost reduction initiatives implemented in fiscal 2009, lower research and development spending, and lower general and administrative expenses incurred related to the ERP system implemented in fiscal 2009, partially offset by increased commissions on higher sales volumes.

Other expense for the third quarter of fiscal 2010 was $85,000 compared to other expense of $96,000 for the corresponding period in fiscal 2009.  Other expense decreased in the third quarter of fiscal 2010 compared to the corresponding period in fiscal 2009 due primarily to foreign exchange gains of $1,000 incurred in the third quarter of fiscal 2010 compared to foreign exchange losses of $23,000 in the third quarter of fiscal 2009, and miscellaneous income of $15,000 recorded in the third quarter of fiscal 2010, partially offset by an $18,000 increase in interest expense and a $7,000 decrease in interest income in the third quarter of fiscal 2010 compared to the same quarter in fiscal 2009.

Net earnings for the quarter ending June 30, 2010 were $1.3 million, or $0.25 per diluted share.  Net earnings for the same period last year were $455,000, or $0.09 per diluted share.  The higher net earnings in the third quarter of fiscal 2010, compared to the net earnings in the third quarter of fiscal 2009, were due to higher gross profit dollars related to higher sales and a reduction in operating expenses, partially offset by lower gross margins as a percentage of net revenues due to a higher mix of lower margin process systems revenues.  The net earnings for the third quarter of fiscal 2009 were favorably affected by approximately $165,000 due to changes in the estimate of the Company’s effective tax rate for fiscal 2009.

For the nine months ended June 30, 2010 and 2009

Net sales in the first nine months of fiscal 2010 increased by $8.0 million, or 10%, to $84.8 million compared to $76.8 million for the same period in fiscal 2009.  International sales for the more recent nine-month period were 49% of net sales compared to 43% for the first nine months of fiscal 2009.  Increases in total net sales for the first nine months of fiscal 2010 compared to the same period in the prior year occurred in process systems sales, up $3.1 million, or 12% , in automated inspection systems, up $3.5 million, or 10%, and in parts and service sales, up $1.4 million, or 9%.  The increase in process systems sales was primarily the result of increased shipments of vibratory products and other process systems equipment in Europe, partially offset by a decrease in the sale of vibratory products in North America.  The increase in automated inspection system sales related significantly to increased sales of most major product lines, primarily in North America and Latin America, partially offset by decreased installations of upgrade systems.  Automated inspection systems net sales, including upgrade systems, represented 46% of net sales in the first nine months of both fiscal 2010 and fiscal 2009.  Process systems represented 35% of net sales in the first nine months of both fiscal 2010 and fiscal 2009.  Parts and service accounted for 19% of net sales in the first nine months of both fiscal 2010 and fiscal 2009.

Orders for the first nine months of fiscal 2010 increased $15.4 million, or 22%, to $84.9 million compared to orders of $69.5 million for the first nine months of fiscal 2009.  Orders for process systems increased $5.9 million, or 24%, to $30.2 million compared to $24.3 million in fiscal 2009.  Orders for automated inspection systems increased approximately $7.4 million, or 24%, to $37.9 million compared to $30.5 million in fiscal 2009.  Orders for parts and service were $16.9 million, up $2.2 million, or 15%, from $14.7 million in the prior year.  The increase in orders from the prior year for process systems, automated inspection systems, and parts and service related to increased orders in North America, Europe and Latin America, and most significantly in the potato market.  Orders also increased across most major product lines except for a reduction in orders for upgrade and Manta systems.

Gross profit for the first nine months of fiscal 2010 was $29.1 million compared to $29.0 million in the corresponding period last year.  Gross profit as a percentage of net sales in the first nine months of fiscal 2010 decreased to 34.3%, compared to the 37.8% reported for the same period of fiscal 2009.  The increase in gross profit dollars for the first nine months of fiscal 2010 compared to the same period in fiscal 2009 relates to higher sales volumes almost entirely offset by the decline in gross profit margin as a percentage of net sales primarily due to market driven pricing pressures and underutilization of manufacturing operations.

Operating expenses of $25.5 million for the first nine months of fiscal 2010 were 30.1% of net sales compared with $29.5 million, or 38.3%, of net sales for the first nine months of fiscal 2009.  Operating expenses during the first nine months of fiscal 2010 decreased compared to the prior year primarily as a result of the cost reductions implemented in fiscal 2009, and lower research and development spending, partially offset by higher commissions on higher sales volumes.  Also, general and administrative expenses during the first nine months of fiscal 2010 decreased compared to the prior year as a result of lower costs incurred in fiscal 2010 associated with the implementation of the new ERP system.

Other income for the first nine months of fiscal 2010 was $89,000 compared to other expense of $377,000 for the corresponding period in fiscal 2009.  Other income (expense) increased in the nine-month period of fiscal 2010 compared to the corresponding period in fiscal 2009 due primarily to foreign exchange losses of $70,000 incurred in fiscal 2010 compared to foreign exchange losses of $390,000 recognized in fiscal 2009 and a $475,000 gain related to partial collection of the Company’s note receivable from the fiscal 2008 sale of its interest in the InspX joint venture, partially offset by a decline in interest income of $173,000 and an increase in interest expense of $70,000 in fiscal 2010 compared to fiscal 2009 and capitalized interest expense of $72,000 recorded in fiscal  2009.

Net earnings for the first nine months of fiscal 2010 were $2.7 million, or $0.50 per diluted share.  The net loss for the same period in fiscal 2009 was $446,000, or $0.09 per diluted share.  The net earnings for the first nine months of fiscal 2010, compared to the first nine months of fiscal 2009, included almost the same gross profit on higher sales and a significant reduction in operating expenses.  In the first nine months of fiscal 2009, the net loss included pre-tax charges of $890,000 related to a workforce reduction and a $343,000 write-off of previously incurred costs associated with a potential facilities expansion.  The net loss for the first nine months of fiscal 2009 was also favorably affected by a $160,000 reduction in tax expense due to changes in tax law enacted in the first quarter of fiscal 2009 to retroactively renew the R & D tax credit.

Liquidity and Capital Resources

In the first nine months of fiscal 2010, net cash increased by $6.6 million to $24.7 million on June 30, 2010 from $18.1 million on September 30, 2009.  Cash provided by operating activities was $8.2 million during the nine-month period ended June 30, 2010.  Investing activities consumed $771,000 of cash.  Financing activities used $392,000 of cash.  The effect of exchange rate changes on cash was a negative $400,000 during the first nine months of fiscal 2010.

Cash provided by operating activities during the nine-month period ended June 30, 2010 was $8.2 million compared to $9.7 million of cash used in operating activities for the comparable period in fiscal 2009.  The primary contributors were the changes in net earnings (loss) and non-cash working capital.  For the first nine months of fiscal 2010, net earnings were $2.7 million compared to a net loss of $446,000 for the first nine months of fiscal 2009.  Non-cash items included in net earnings in the third fiscal quarter of 2010 such as depreciation, amortization and share-based compensation were approximately $3.4 million which was comparable to the corresponding period in the prior year.  In the first nine months of fiscal 2010, changes in non-cash working capital provided $2.1 million of cash from operating activities.  During the first nine months of fiscal 2009, changes in non-cash working capital used $12.4 million of cash from operating activities.  The major changes in current assets and current liabilities during the first nine months of fiscal 2010 were increased accounts payable of $1.0 million, increased accrued payroll liabilities and commissions of $547,000, increased customer deposits of $771,000, increased other accrued liabilities of $508,000, decreased income tax receivable of $780,000, and increased income tax payable of $619,000, offset by increased trade receivables of $417,000, increased inventories of $841,000, and increased prepaid expenses and other assets of $1.1million.  These changes are primarily attributable to the increased sales volumes and operating activity.

The net cash used in investing activities was $771,000 for the first nine months of fiscal 2010 compared to the net cash used in investing activities for the first nine months of fiscal 2009 of $12.3 million.  The net cash used in investing activities of $771,000 for the first nine months of fiscal 2010 represents approximately $1.6 million of capital expenditures partially offset by $700,000 related to the sale of the Company’s investment in the InspX joint venture.  The net cash used in investing activities of $12.3 million for the first nine months of fiscal 2009 resulted from the $6.5 million associated with the purchase of the Company’s headquarters facility in Walla Walla, and approximately $4.3 million of capital expenditures of which $2.8 million related to the ERP implementation.  Investing activities in fiscal 2009 also included a $1.5 million investment in Proditec SAS.

Net cash used in financing activities during the first nine months of fiscal 2010 was $392,000, compared with net cash used in financing activities of $3.3 million during the corresponding period in fiscal 2009.  The net cash used in financing activities during the first nine months of fiscal 2010 resulted from the $239,000 repayments of long-term debt, $198,000 of payroll taxes paid related to stock surrenders, and $69,000 excess tax benefits from share-based payments, partially offset by $114,000 related to the proceeds from the issuance of common stock.  The $3.3 million net cash used in financing activities during the first nine months of fiscal 2009 resulted primarily from the $10.0 million used in the stock repurchase program offset by $6.4 million of proceeds associated with the mortgage on the Walla Walla headquarters facility.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2011.  The credit facility bears interest, at the Company’s option, at either the bank prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.75% per annum.  At June 30, 2010, the interest rate would have been 2.10% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $6.0 million is outstanding at June 30, 2010.  The term loan provided for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At June 30, 2010, the Company had no borrowings outstanding under the credit facility and $250,000 in standby letters of credit.  At June 30, 2010, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.0 million and includes an operating line of the lesser of $1.8 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.2 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At June 30, 2010, the interest rate was 6.35%.  At June 30, 2010, the Company had no borrowings under this facility and had received bank guarantees of $1.1million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on June 30, 2010 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,956	$329	$701	$768	$4,158
Interest on long-term debt (2)	1,910	248	452	390	820
Operating leases	1,554	619	822	113	-
Purchase obligations	51	51	-	-	-
Total contractual cash obligations	$9,471	$1,247	$1,975	$1,271	$4,978

(1)  The Company also has $104,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)  Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At June 30, 2010, the Company had standby letters of credit totaling $1.4 million, which includes secured bank guarantees under the Company’s domestic and European credit facilities and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  For sales transactions between international customers and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At June 30, 2010, the Company held a 30-day forward contract for €5.5 million ($6.7 million).  As of June 30, 2010, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $356,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.

As of June 30, 2010, the Euro lost approximately 17% in value against the U.S. dollar compared to its value at September 30, 2009.  During the nine-month period ended June 30, 2010, changes in the value of the Euro against the U.S. dollar ranged between a 3% gain and a 17% loss as compared to the value at September 30, 2009.  Other foreign currencies showed varied changes in value against the U.S. dollar during the first nine months of fiscal 2010.

The effect of these fluctuations on the operations and financial results of the Company during the first nine months of fiscal 2010 were:

•
Translation adjustments of ($181,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $70,000, net of the effects of forward contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, the Euro investment in Proditec, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

When the dollar strengthens on the world markets, the Company’s market and economic outlook for international sales could be negatively affected as export sales to international customers become relatively more expensive.  Conversely, a relatively weaker U.S. dollar makes the Company’s U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales.  The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company.

Under the Company’s current credit facilities, the Company may borrow at either the lender’s prime rate or at BBA LIBOR plus 175 basis points on its domestic credit facility and at the lender’s prime rate plus 175 basis points on its European credit facility.  At June 30, 2010, the Company had no borrowings under these arrangements.  During the nine-month period ended June 30, 2010, interest rates applicable to these variable rate credit facilities ranged from 1.98% to 6.6%.  At June 30, 2010, the rate was 2.10% on its domestic credit facility and 6.35% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of June 30, 2010, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the disclosure controls and procedures relating to the Company at June 30, 2010 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended June 30, 2010 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30, 2010	0	-	0
May 1 – 31, 2010	0	-	0
June 1 – 30, 2010	0	-	0
Total	0	-	0	78,750	(1)

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: August 6, 2010	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By /s/ John J. Ehren
John J. Ehren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE NINE MONTHS ENDED JUNE 30, 2010

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