Form 10-K
period 2010-09-30
KEY TECHNOLOGY INC
filed 2010-12-10
CIK 906193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2010 (based on the last sale price of such shares) was approximately $70,049,581.

There were 5,292,653 shares of the Registrant's common stock outstanding on December 3, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement, dated on or about January 3, 2011, prepared in connection with the Annual Meeting of Shareholders to be held on February 11, 2011 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2010 FORM 10-K

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

Forward-looking statements are subject to a number of risks and uncertainties.  The Company cautions investors not to place undue reliance on its forward-looking statements, which speak only as to the date on which they are made.  Key’s actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:
•	changes in general economic conditions may adversely affect the Company’s business and results of operations, and the business of the Company’s customers;
•	economic conditions in the food processing industry, either globally or regionally, may adversely affect the Company's revenues;
•	the loss of any of the Company’s significant customers could reduce the Company’s revenues and profitability;
•	the Company is subject to pricing pressure which may reduce the Company’s profitability;
•	the failure of the Company's independent sales representatives to perform as expected would harm the Company's net sales;
•	the Company may make acquisitions that could disrupt the Company’s operations and harm the Company’s operating results;
•	the Company's international operations subject the Company to a number of risks that could adversely affect the Company’s revenues, operating results and growth;
•	competition and advances in technology may adversely affect sales and prices;
•	the Company’s products may not compete successfully in either existing or new markets, which would adversely affect sales and operating results;
•	the Company’s expansion into new markets and integrated product offerings could increase the cost of operations and reduce gross margins and profitability;
•	our product offerings depend to a certain extent on products and components manufactured by others;
•
the Company’s inability to retain and recruit experienced management and other key personnel, or the loss of key management personnel, may adversely affect the Company’s business and prospects for growth;

•	the inability to protect the Company’s intellectual property, especially as the Company expands geographically, may adversely affect the Company’s competitive advantage;
•
intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company by third parties may adversely affect the Company’s results of operations and its customer relations;

•	the Company’s dependence on certain suppliers may leave the Company temporarily without adequate access to raw materials or products;
•	the limited availability and possible cost fluctuations of materials used in the Company’s products could adversely affect the Company’s gross margins;
•	compliance with changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance;
•	compliance with recently passed health care legislation may adversely affect our business;
•
our reported results can be affected adversely by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements and is expected to require the Company to incur substantial additional expenses;

•	compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management;
•	changes in the Company’s tax rates could affect profitability; and
•	the price of the Company’s common stock may fluctuate significantly, and this may make it difficult for shareholders to resell common stock when they want or at prices they find attractive.

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

Net sales for the year ended September 30, 2010 were $115.8 million compared with $105.5 million for fiscal 2009.  The Company reported net earnings for fiscal 2010 of $3.6 million, or $0.69 per diluted share, compared with a net loss of $491,000, or $0.10 per diluted share, for fiscal 2009.  Export and international sales for the fiscal years ended September 30, 2010 and 2009 accounted for 50% and 43% of net sales in each such year, respectively.

Industry Background

Food Processing Industry

The Company’s primary market is the food processing industry where processors strive to remove foreign material and product defects from the production line to produce high quality product and assure food safety.  Historically, removing foreign material and defects has been a manual operation in food processing plants, but the subjective and inconsistent nature of human inspection results in unpredictable product quality and safety while yield loss and the high cost of labor negatively affect the food processor’s profitability.

The Company’s strategy is to offer automated inspection systems that reduce reliance on manual inspection and address the common food processing industry problems associated with high labor costs, availability of labor, inadequate yields, and inconsistent product quality and food safety.  In highly developed markets, including those in North America and Western Europe, the substitution of automated inspection for manual inspection is well underway.  Food processors in these regions typically appreciate the value of replacing manual inspection with automated systems and look for systems that will help maximize yields, product quality, and food safety.

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

The principal potato market served by the Company’s systems is potato strips (commonly referred to as french fries in the United States).  Potato strips have historically accounted for a very large portion of the frozen potato products produced in the U.S. and, with the expansion of American-style fast food chains in other countries, this market is growing internationally.  Recently, domestic investment in new potato strip processing facilities in North America has flattened, in comparison to historical levels, but demand remains strong in this region for new systems that improve yields and enhance product quality and food safety.  Although the Company has successfully been diversifying into other food and non-food markets in recent years to reduce dependence on this market, potato strips remain an important market along with other potato products such as wedges, curly fries, formed products, whole potatoes and potato chips.

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

The tobacco industry accounted for less than 5% of the Company’s sales in fiscal 2010.  With systems that remove non-tobacco related material from primary processing lines and threshing lines, the Company helps tobacco processors maximize product quality.  In 2009, the Company entered into an original equipment manufacturer (OEM) distribution agreement with Hauni Maschinenbau AG, a leading supplier of equipment to the tobacco industry.  The agreement gives Hauni exclusive rights to market the Company’s equipment to tobacco processors worldwide and makes Key Technology the sole supplier of optical sorting equipment to Hauni for the tobacco market.

In fiscal 2010, the pharmaceutical and nutraceutical industry, which is served by the Company’s pharmaceutical product line, SYMETIX®, also represented less than 5% of the Company’s sales.  SYMETIX’s continuous high-volume optical inspection systems for softgels and tablets remove defects and foreign capsules and tablets from the product stream.  These systems are of interest to brand owners, product manufacturers, and contract packers looking to assure product quality while reducing labor costs.

The Company entered into an agreement in fiscal 2010 with Proditec SAS for the sale and distribution of products from Key’s SYMETIX group.  Proditec, headquartered in France, is a leading manufacturer of automated, solid dose pharmaceutical inspection systems based on machine vision technology.  Under the terms of the agreement, Proditec will sell SYMETIX products for softgel inspection and processing in Europe, Asia, and South America.  At the same time, Proditec and Key will work together to promote and sell inspection solutions in the pharmaceutical and nutraceutical markets in North America.  Key owns a 15% minority interest in Proditec SAS.

Products

The following table sets forth sales by product category for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2010		2009		2008
Automated inspection systems	$51,955	45%	$48,188	45%	$55,968	42%
Process systems	41,338	36%	36,507	35%	56,603	42%
Parts and service	22,511	19%	20,755	20%	21,515	16%
Net sales	$115,804	100%	$105,450	100%	$134,086	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service.

The following table sets forth the percent of total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2010	2009	2008
Automated inspection systems	43%	44%	45%
Process systems	30%	31%	37%
Parts and service	27%	25%	18%
Total gross margin	100%	100%	100%

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

The Company’s automated inspection systems incorporate object-based sorting technology that recognizes color, size, and shape, as well as differences in the structural properties of the objects and differing levels of fluorescing material.  These capabilities provide solutions to previously difficult sorting problems, such as differentiation between green beans and green bean stems.  To ease operation, the sorters are equipped with application-specific software packs, called KeyWare®, which are designed for a single product category.  The systems operate on Key’s advanced G6 electro-optical platform, which features a controller, modular vision engine, and high-resolution cameras.  Modular designs and the use of industry-wide connectivity standards ease future upgrades to keep the systems up to date and performing optimally as technology advances.  Network communication software allows the systems to easily interface with plant networks, extending machine monitoring and communication control capabilities beyond the plant floor to the control room.  FMAlert™, an optional feature for G6 optical sorters, improves tracking and control of foreign material by capturing and saving a digital image of every object identified as foreign material.

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

Manta.  Manta is the Company’s high capacity on-belt sorter and offers a combination of laser and camera-based sorting.  Featuring high-resolution inspection and a 79-inch scan width, Manta 2000 handles up to 44,000 pounds of vegetables or fruit per hour and the Manta 1600, with a 60-inch scan width, handles up to 33,000 pounds of product per hour.  With the highest number of sensors and image processing modules, Manta maintains the high resolution of the narrow-belt sorters on its higher-capacity frame.  Manta’s design supports on-belt viewing as well as off-belt, in-air viewing by a combination of color or Vis/IR (visible infrared) cameras and Raptor or FluoRaptor lasers.

Optyx.  Using a combination of on-belt and in-air sorting, Optyx is a versatile family of sorters that can be equipped with cameras or a combination of cameras and lasers.  The lower cost Optyx 3000 series features a 24-inch scan width to sort up to 13,000 pounds of product an hour, offering the power and sorting capabilities of a larger sorter in an economical and compact machine ideal for smaller processors and lower volume processing lines.  The Optyx 6000 series features a 48-inch scan width to sort up to 26,500 pounds of product an hour.  Optyx sorters have gained strong acceptance in segments of the fruit, vegetable, potato, nut, and snack food markets as well as the pharmaceutical, nutraceutical, tobacco, and recycled paper and plastic industries.  Introduced in 2009, the Optyx WPS for whole potatoes achieves a three-way sort using a combination of air ejectors to remove foreign material and a unique deflector system to separate potatoes for rework from good potatoes.

Tegra.  Inspecting product in-air using cameras configured in a tilted-X geometry that look at oblique angles, Tegra views product from all sides.  A unique metal-mesh catenary C-belt® uses gravity and centrifugal force – not friction – to gently accelerate, stabilize, and launch product into the inspection zone.  Ideal for highly three-dimensional products such as slices, dices, and larger round objects that may have small defects on one surface, applications include potato products, green beans, dried beans, corn, carrots, pears, peaches, and coffee.  Tegra is available with a 60-inch wide platform to sort up to 33,000 pounds of product an hour and a 30-inch wide platform to sort up to 16,500 pounds of product an hour, depending on the product.

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

In fiscal 2010, the Company introduced onCore™, a new integrated system which combines an Iso-Flo vibratory density separation shaker with a camera/laser sorter, to eliminate manual coring of iceberg and romaine lettuce.  onCore simultaneously removes foreign material and product defects from the production line, improving product quality and food safety while reducing labor costs.  The onCore system can be configured using an Optyx or Manta sorter, depending on the capacity requirements of the processing line.  The sorter is equipped with a combination of Key’s Raptor laser technology and tri-chromatic color cameras.  The laser detects differences in the structural properties of objects to remove pieces of core and foreign material.  The cameras determine each object’s size, shape, and color to identify and remove defects.  The onCore system is currently in use at leading fresh-cut produce processing companies in the U.S., Canada, and Europe.

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

ADR.  Featuring a belt conveyor, LED light source, Vis/IR cameras, air-actuated knives on a rotary cutter and Iso-Flo® vibratory conveyor, ADR 5 aligns, singulates, inspects, and trims defects from peeled and peel-on potato strips and removes the defects from the product stream.  The Company believes its ADR system is the principal defect removal system used in the potato strip processing industry.  ADR 5 combines the wide footprint of ADR III with the high speed accuracy of ADR 4 to handle as much as 17,000 to 27,000 pounds of product per hour, depending on the cut size.  The system can also cut excessively long strips to control product length, a function especially valuable for fast-food products.

VeriSym.  VeriSym is a compact, high-volume optical inspection system for verifying over-the-counter (OTC) and regulated solid dose pharmaceuticals and nutraceuticals.  In half the floor space of other bulk inspection systems with similar throughput and resolution, VeriSym assures product quality while reducing labor costs.    VeriSym/N for nutraceuticals and VeriSym/P for OTC and regulated pharmaceuticals use the same software and much of the same hardware as the Company’s field-proven OptyxSG for pharmaceutical and nutraceutical softgels and tablets.  VeriSym/P is FDA 21 CFR 11 compliant with secure and encrypted logs, secure passcode management, parameter histograms, and guided changeover.  In 2010, the Company introduced its new low-volume VeriSym, which enables the Company to reach a larger portion of the market.

Upgrades. The Company has a large installed base of automated inspection systems which it supports with upgrades to extend the life of the equipment and enable customers to continue operating at peak performance as technology advances.  Upgrades often provide customers with a less capital intensive alternative to acquiring new automated inspection systems.  The Company’s systems operate on the advanced G6 electro-optical modular platform which features a controller, vision engine and high resolution cameras.  The G6 platform uses high performance, industry-wide connectivity standards such as Camera Link™, FireWire®, and Ethernet that ensure forward compatibility, which provides a solid foundation for future upgrades.  Since their introduction, upgrade sales have grown to be a significant component of automated inspection system sales.  The Company believes that, given the rapid pace of technological advancements, there will continue to be a significant opportunity for sales of upgrade product offerings to its customers in the future.

Process Systems

Conveying and processing equipment are utilized worldwide throughout many industries to move and process product within a production plant.  The Company’s Smart Shaker® vibratory solutions, which include Iso-Flo® and Impulse™ branded systems, combine gentle material handling with a wide variety of processing functions in addition to vibratory conveying.  Rotary sizing and grading systems, Turbo-Flo® steam blanchers, equipment for fresh-cut produce, and SYMETIX equipment for pharmaceuticals and nutraceuticals, complete the Company’s conveying and processing equipment product line.  The process systems group includes standard and custom designed equipment that conveys, dewaters, transfers, distributes, aligns, feeds, meters, separates, grades, blanches, cooks, pasteurizes, cools, cleans, washes, dries, polishes, and packages products.

Iso-Flo Vibratory Conveying Systems.  The Company’s principal specialized conveying system is its Iso-Flo family of vibratory conveyors.  Iso-Flo is a stainless steel pan conveyor that uses an independent, frame-mounted mechanical drive and spring arm assemblies that distribute energy equally to all parts of the conveyor bed in a controlled natural-frequency operation.  This action gently moves product forward while minimizing the vibration being transferred to the structural support, which reduces the cost of installation and enables the conveyor to be installed exactly where it is most beneficial.  Iso-Flo systems are used in a variety of processing applications, including potato products, processed and fresh-cut vegetables and fruits, snack foods, cereals, cheese, poultry, and seafood.  Non-food processing applications include pharmaceuticals, nutraceuticals, tobacco, pet food, and plastics.  Iso-Flo can be designed to convey, transfer, distribute, align, feed, meter, separate, grade, deoil, and dewater products.  The Company also offers a Grape Receiving and Inspection Platform (GRIP) for wineries, based on its Iso-Flo shaker.  GRIP receives the contents of the fruit bin and meters out an even flow of grape clusters for inspection.

SmartArm™.   In 2009, the Company introduced SmartArm for its Iso-Flo vibratory conveyors.  SmartArm is a new wireless performance monitoring system for Iso-Flo shakers that measures and reports speed and stroke to provide real-time analysis of shaker function, line-flow conditions, and trends.  Information can be monitored at-a-glance from any computer workstation.  It enables a shift from traditional preventative maintenance to predictive maintenance, preventing downtime and reducing labor while improving process efficiencies.  SmartArm is available worldwide as an option on new Iso-Flo conveyors and as an upgrade for the installed base.

Impulse.  Impulse is a family of vibratory conveyors that features electromagnetic drives and spring arm assemblies to distribute energy to the conveyor bed, producing a diagonal, harmonic motion that moves product forward.  The electromagnetic drives start and stop quickly and allow the user to adjust the conveying pan amplitude from zero to 100 percent, which make them ideal for lines that handle a wide variety of products as well as lines that require precise metering such as product mixing lines, ingredient feeding, and scale feeding.  Additionally, the Impulse conveyor drive systems are oil-free and provide quiet operation.  Initially developed for packaging applications in snack food, dry ingredient, chemical, and pharmaceutical manufacturing, Impulse is seeing increased applications in a wide variety of food and non-food processes.

Rotary Sizing and Grading Systems.  The mechanical sizing, sorting, separating, and grading equipment manufactured at the Company’s Redmond, Oregon facility are used in many food processing and fresh vegetable packing operations.  These rotary sizing and grading technologies can remove oversized, undersized, and small irregular-shaped pieces of product from the line or separate product into predetermined size categories.  Additionally, this equipment can remove field debris, broken pieces, seeds, juice, fines, and other targeted material.  In 2009, the Company introduced an upgrade for its popular Sliver Sizer Remover and Rotary Size Grader.  The upgrade features a food-friendly drive system and lube-free adjusting system made of corrosion-resistant, long-life polymer components to eliminate rust and the need for constant oiling, which improves sanitation and equipment reliability while reducing maintenance.

Preparation Systems.  The Company designs and manufactures preparation systems to prepare a wide range of food products prior to cooking, freezing, canning, or other types of processing.  Equipment in this group includes air cleaners, air coolers, vegetable metering and blending systems, and bulk handling equipment.  This equipment represents the Company’s most mature product line.  Sales of these solutions over the years have formed a customer base for sales of other Company solutions and are also establishing a new customer base in developing geographic markets.  Preparation system revenues include a variety of third-party supplied equipment and installation services, which are sold as components of larger, integrated processing lines, for which the Company has assumed turn-key sales responsibility.  In addition, the process systems group includes other custom designed conveying and raw food sizing, grading, and preparation equipment.  In fiscal 2010, the Company signed an agreement with ABCO Industries to sell their thermal processing equipment through the Company’s distribution channels.

Fresh-Cut Systems.  The Company offers a line of equipment specifically designed for the fresh-cut produce industry.  The Basket Wash and Compact Dryer are semi-automated systems that are ideal for small to medium volume fresh-cut processors handling a wide variety of products including leafy salad mix, shredded and chopped lettuce and cabbage, cut vegetables, herbs, onions, peppers, and other products.  The Flume Wash and Auto Dryers are fully automated systems that are ideal for large-scale processors.  The Auto Dryer is available in one-, two-, and four-drum configurations.  The AVSealer is a semi-automatic packaging machine that heat seals bags with or without vacuum and has an optional gas flush cycle to maximize production flexibility.  The Company redesigned four of its fresh-cut systems during fiscal 2009 to meet CE-mark and UL-certification requirements and assure superior performance.  With stand-alone washers, dryers, trimmers, and slicers, as well as medium-volume cells and fully automated high volume lines, processors of ready-to-eat salads and fresh-cut vegetables can ensure food safety and quality.

SYMETIX Systems.  Process automation equipment for solid dose pharmaceuticals and nutraceuticals from the Company’s pharmaceutical product line, SYMETIX, are continuous processing systems designed to replace traditional batch processing systems historically used in this industry.  The two optical inspections systems – OptyxSG and VeriSym – inspect the color, size, and shape of tablets and softgels and automatically remove defects and foreign tablets or capsules from the product stream at rates of up to 1,000,000 tablets or capsules per hour.  These inspection systems help product manufacturers and contract packers assure the quality of their finished product.  The Company offers FDA 21 CFR 11 compliant inspection systems for pharmaceuticals and simplified systems for nutraceuticals.  Impulse/P is a high volume size grader for softgels and tablets designed as an alternative to traditional diverging roller sizers, which require many moving parts and often take hours to change over and sanitize.  Impulse/P features screens that snap in place over a sanitary bed, which improves sanitation, eases maintenance, and speeds changeover.  PulseScrubber® is the industry’s first continuous polishing system for softgels.  Replacing traditional batch polishing systems in use, PulseScrubber extends SYMETIX’s concept of a Continuous Softgel Finishing Line™ to maximize product quality and reduce labor.

Integrated Solutions. In 2010, the Company launched its Integrated Solutions Group (ISG) to provide integrated whole-line solutions.  From pre-engineering and project definition to plant start-up, ISG provides complete turn-key solutions that can include the integration of third-party products along with Key’s sorting, conveying, and processing systems to meet the specific needs of each application.  Key leverages its industry expertise and strong engineering and project management capabilities to deliver complete integration services, all from a single source.

The Integrated Solutions Group focuses on Key’s core markets – potato strips and chips; vegetables such as green beans, peas and corn; fresh-cut produce; and pharmaceutical and nutraceutical manufacturing.  For customers in these markets around the world, the Integrated Solutions Group can take responsibility for the line or a portion of the line from raw receiving through packaging.

Parts and Service

The Company has a large installed base of inspection and processing systems. This installed base generates potential business for the Company’s parts, service, and training programs.

In 2010, the Company branded its suite of support services, parts, and training solutions under the name PROliance™. The Company provides spare parts and post-sale field and telephone-based repair services to support its customers’ routine maintenance requirements and seasonal equipment startup and winterization processes.  The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth.  The Company continues to realign its service organization so that field service personnel are geographically located closer to its customers around the world.  The Company typically provides incidental system installation support services in the sale price of select systems, principally automated inspection systems.

In 2010, the Company also introduced RemoteMD™, a new real-time condition analysis tool for G6 optical sorters – Manta®, Optyx®, and Tegra® – as well as G6 ADR® Automatic Defect Removal Systems.  An industry first, Remote MD (monitoring and diagnostics) proactively monitors the condition of the customer’s sorter or ADR, assesses the status, and alerts the customer if problems are detected. By automating detection and diagnosis, RemoteMD provides detailed information to Key’s service technicians, which increases the first-time fix-rate, reduces in-plant service calls, speeds resolution time and enhances customer productivity. Key introduced three distinct levels of RemoteMD services as part of its three comprehensive protection plans – SelectPRO, PlusPRO, and PremierPRO.  Each of the three protection plans is sold via annual subscription.

The Company’s Online Training Program provides customers with an interactive multimedia curriculum covering select optical inspection systems and vibratory conveyors.  The flexible, web-based program offers a wide variety of self-paced training modules designed for operators, maintenance personnel, sanitation crews, supervisors, and others working with this equipment.  Key’s Online Training Program now includes modules that cover ADR hardware, Optyx hardware, Tegra hardware, G6 software, Iso-Flo® vibratory conveyors, and a variety of industry compliance topics.

Engineering, Research and Development

At September 30, 2010, the Company’s research and development department had 38 employees who conduct new product research and development and sustaining engineering for released products.  The Company’s technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

At September 30, 2010, the Company’s project engineering department had 39 employees engaged in project engineering for custom systems.  The project engineering teams are responsible for engineering and designing the details of each custom order.  A document control team maintains and controls product documentation and the product modeling database for the development engineering and project engineering teams, as well as the manufacturing department.

In fiscal 2010, the Company’s research and development expenses, together with engineering expenses not applied to the manufacturing costs of products, were approximately $6.7 million, compared to $8.7 million in both fiscal 2009 and fiscal 2008.

Manufacturing

The Company maintains manufacturing facilities in Walla Walla, Washington, Redmond, Oregon and Beusichem, The Netherlands. The Company’s current manufacturing facilities and its product design and manufacturing processes integrate Computer Aided Engineering (CAE), Finite Element Analysis (FEA), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies.  Manufacturing activities include process engineering; fabrication, welding, finishing, and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration.  The following table provides a summary of the Company’s manufacturing locations and manufacturing floor space:

Location	Manufacturing Facility	Products/Services Produced
Walla Walla, Washington	132,000 square feet	Automated Inspection Systems Process Systems Parts and Service
Redmond, Oregon	17,000 square feet	Process Systems Parts and Service
Beusichem, The Netherlands	37,000 square feet	Process Systems Parts and Service

The Company manufactures certain of its products to Underwriters Laboratories and United States Department of Agriculture standards.  Certain of the Company’s products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards.  Certain products for the pharmaceutical/nutraceutical industry are FDA 21 CFR 11-compliant and designed using GAMP4 guidelines.  The Company’s domestic facilities were recertified to the ISO 9001:2000 standard in 2008.

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

Sales and Marketing

The Company markets its equipment worldwide both directly and through independent sales representatives.  Sales by independent sales representatives generally account for between 20% and 30% of the Company's consolidated net sales.  In the United States, the Company operates sales offices in Walla Walla, Washington; and Redmond, Oregon.  The Company’s international sales offices are: Key Technology B.V. which provides sales and service to European and Middle Eastern and African customers; Key Technology Australia Pty Ltd. which provides sales and service to customers primarily in Australia and New Zealand; Productos Key Mexicana S. de R.L. de C.V. which provides sales and service to customers in Mexico, Central and South America; and Key Technology (Shanghai) Trading Company Ltd. which provides sales and service to customers in greater China.  The Company supplies equipment from both product groups - automated inspection systems and process systems - to customers in its primary markets through common sales and distribution channels.  In addition, the Company supplies parts and service through its worldwide service organization.

Sales of most exports of products manufactured in the United States for shipment into international markets, other than Europe, have been denominated in U.S. dollars.  Sales of products manufactured in Europe are typically denominated in Euros.  As the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company’s products in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding export and international sales is set forth in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2010.

During fiscal 2010, 2009 and 2008, sales to our largest customer, McCain Foods, represented approximately 9%, 10%, and 14% of total net sales, respectively.  During fiscal 2009, sales to J. R. Simplot Company were approximately 10% of net sales.  During fiscal 2008, sales to Frito-Lay were approximately 13% of total net sales.  While the Company believes that its relationship with these customers is satisfactory, the loss of any of these customers could have a material adverse effect on the Company’s revenues and results of operations.  These customers each represent a group of plants under common control.  Generally, purchasing decisions for these customers are made at the individual plant level which may diversify the concentration of risk.

Backlog

The Company’s backlog as of September 30, 2010 and September 30, 2009 was approximately $35.1 million and $29.7 million, respectively.  The Company schedules production based on firm customer commitments and forecasted requirements.  The Company includes in backlog only those customer orders for which it has accepted purchase orders.

Competition

The markets for automated inspection systems and process systems are highly competitive.  Important competitive factors include price, performance, reliability, and customer support and service.  The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices.  Certain of the Company’s competitors may have substantially greater financial, technical, marketing and other resources.  Other companies which sell products in certain of the Company’s markets include Heat & Control, Inc. and its subsidiaries, BEST N.V., Sortex Ltd., Kiremko B.V., Odenburg Inc., Meyer Industries, Inc., KMG Systems Ltd., VDL Industrial Products B.V., and BMA AG.  The Company has encountered additional smaller competitors entering its markets, including the introduction of potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies.  As the Company enters new markets, it expects to encounter additional new competitors.

Patents and Trademarks

The Company currently holds forty-one United States patents on various features of its products issued from 1991 through 2009, and twelve other national patents issued by other countries.  The first of these patents will expire in fiscal 2011.  The Company believes these expirations will not have a significant effect on the Company.  As of December 3, 2010, eleven other national patent applications have been filed and are pending.  The Company has 53 registered trademarks and 10 pending applications for trademarks.

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

Employees

At September 30, 2010, the Company had 553 full-time employees, including 280 in manufacturing, 77 in engineering, research and development, 139 in marketing, sales and service, and 57 in general administration and finance.  A total of 137 employees are located outside the United States.  The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products.  Of the total employees at September 30, 2010, 17 were contract employees.  None of the Company’s employees in the United States are represented by a labor union.  The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union.  The Company has never experienced a work stoppage, slowdown or strike.

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

Changes in general economic conditions may adversely affect the Company’s business and results of operations, and the business of the Company’s customers.

The Company’s business may be affected by general economic conditions and uncertainties beyond our control that may cause customers to defer or cancel new orders and sales commitments previously made.  Economic difficulties in the United States credit markets and certain international markets could cause a decrease in the overall demand for our products. Uncertainty about the direction and relative strength of the economy in the United States and other important markets may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made.

Disruptions in credit and other financial markets and deterioration of national and global economic conditions, could, among other things:
•	adversely affect the Company’s expansion plans;
•	impair the financial condition of some of the Company’s customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers;
•	adversely affect the Company’s ability to fund new product development necessary to meet future customer requirements;
•
negatively affect global demand for the Company’s customers' products, particularly in the food industry, which could result in underutilization of production facilities and a reduction of sales, operating income and cash flows;

•	negatively affect the Company’s customers’ ability to obtain financing, which could result in a reduction in sales, operating income and cash flows;
•	decrease the value of the Company’s cash investments in marketable securities;
•	make it more difficult or costly for the Company to obtain financing for the Company’s operations or investments;
•	negatively affect the Company’s risk management activities if the Company is required to record losses related to financial instruments or experiences counterparty failure;
•	require asset write-downs; or
•	impair the financial viability of the Company’s insurers.

Economic conditions in the food processing industry, either globally or regionally, may adversely affect the Company's revenues.

The markets served by the Company, particularly the food processing industry, are generally experiencing variable economic conditions.  Additionally, varying consumer demand, product supply, and excess plant capacity, most notably in the potato market, could result in reduced or deferred capital equipment purchases for the Company’s product lines.  While the Company has reacted to these developments with applications directed to the growing fresh vegetable and fruit industries as well as the pharmaceutical and nutraceutical industries, loss of business, particularly in the potato industry, would have a negative effect on the Company’s sales and net earnings.

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

The Company is subject to pricing pressure which may reduce the Company’s profitability.

The Company faces significant pricing pressures. The Company faces price sensitivity from customers as well as aggressive pricing by its competitors, particularly in periods of excess capacity.   These pressures require the Company to be price competitive.  In addition, because of their purchasing volume, the Company’s larger customers can influence market participants to compete on price terms.  Such customers also use their buying power to negotiate lower prices.  If the Company is not able to offset price reductions resulting from these pressures by improved operating efficiencies and reduced expenditures, such price reductions may have an adverse effect on the Company’s profit margins and net earnings.

The failure of the Company's independent sales representatives to perform as expected would harm the Company's net sales.

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

The Company may in the future make acquisitions of businesses that offer products, services, or technologies that the Company believes would complement its business.  Acquisitions present significant challenges and risks and there can be no assurances that the Company will manage acquisitions successfully.  Acquisitions involve numerous risks, including:

•	significant potential expenditures of cash or stock, and management resources;
•	difficulty achieving the potential financial and strategic benefits of the acquisition;
•	difficulties in integrating acquired operations or products, including the potential loss of key employees from the acquired business;
•	difficulties and costs associated with integrating and evaluating the information systems and internal control systems of the acquired business;
•	impairment of assets related to goodwill and other intangible assets resulting from the acquisition, and reduction in the Company’s future operating results from amortization of intangible assets;
•	diversion of management's attention from the Company’s core business, including loss of management focus on marketplace development;
•	potential difficulties in complying with foreign regulatory requirements, including multi-jurisdictional competition rules;
•	adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers and customers of the acquired business;
•	assumption of liabilities, known and unknown, related to litigation and other legal process involving the acquired business;
•	entering geographic areas or distribution channels in which the Company has limited or no prior experience; and
•	those risks related to general economic and political conditions.

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

The Company conducts business outside the United States, which subjects it to the risks inherent in international operations.  In fiscal 2010, the Company's international sales represented approximately 50% of its consolidated net sales, compared to 43% of its consolidated net sales in fiscal 2009.  Risks inherent in international operations include the following:

•	unexpected changes in regulatory requirements;
•
restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas, customs duties and tariffs, or trade barriers erected by either the United States or other countries where the Company does business);

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes;
•	changes in import or export licensing requirements;
•	longer payment cycles;
•	transportation delays;
•	pricing pressure that the Company may experience internationally;
•	economic downturns, civil disturbances or political instability;
•	geopolitical turmoil, including terrorism or war;
•	currency restrictions and exchange rate fluctuations;
•	difficulties and costs of staffing and managing geographically disparate operations;
•	changes in labor standards;
•	laws and business practices favoring local companies;
•	limitations on the Company's ability under local law to protect its intellectual property;
•	changes in domestic and foreign tax rates and laws; and
•	difficulty in obtaining sales representatives and servicing products in foreign countries.

Competition and advances in technology may adversely affect sales and profitability.

The markets for the Company’s products are competitive.    Competitors may be able to adapt or develop technologies to enhance product offerings that directly compete with the Company’s products.  Advances in technology may also remove some barriers to market entry, enabling additional competitors to enter the Company’s markets.  These competitive factors could force the Company to reduce prices to remain competitive, and decrease the Company’s profits, having a material adverse affect on the Company’s business and financial condition.  There can be no assurance that the Company will be able to continue to compete effectively in the future.

The Company’s products may not compete successfully in either existing or new markets, which would adversely affect sales and operating results.

The future success and growth of the Company is dependent upon its ability to develop, market, and sell products and services in certain food processing markets as well as to introduce new products into other existing and potential markets.  There can be no assurance the Company can successfully penetrate these potential markets or expand into new international markets with its current or new and future products.  In addition, there are inherent risks in new markets and technologies including length of time and cost for development of these markets and technologies, developing technological capability to address the requirements and performance specifications of new markets, and product reliability issues related to both new technology and adapting existing products to operate in new or rugged operating environments at customer sites.  The failure to meet performance specifications could also damage the profitability and the reputation of the Company and its products.  Some of the Company’s competitors manufacture their products in jurisdictions with governmental subsidies or other assistance, or substantially lower effective corporate tax rates than in the United States, which adversely affects the Company’s ability to compete in certain potential markets.

The Company’s expansion into new markets and integrated product offerings could increase the cost of operations and reduce gross margins and profitability.

The Company's growth strategy includes expansion into new product and geographic markets and the sale of integrated product offerings to provide turnkey solutions to customers.  As a result, the Company may encounter new types of competition, and be required to develop new sales channels.  Development of such markets and turnkey solutions is likely to require sustained investment, increase the Company's cost of sales, reduce the Company's gross margins to the extent products purchased from others are integrated into our product offerings, and result in overall reduced profitability.  The Company is also likely to encounter technical challenges and increased costs related to the integration of products from multiple vendors, adaptation and installation of products in larger and more complex plants, ensuring product performance in more difficult operating environments, and meeting unfamiliar customer requirements and performance specifications.  The Company may also encounter increased warranty costs, performance issues and liability risks from products the Company sells but does not manufacture.

Our product offerings depend to a certain extent on products and components manufactured by others.

In certain instances, we depend on original equipment manufacturers and other suppliers of components included in our products for the timely delivery of our integrated turnkey products.  Such suppliers may experience problems beyond our control which may disrupt our ability to deliver our products to our customers and damage our relationships with current and future customers.  These risks may include varying lead times, supplier capacity, delayed shipments, and quality control problems.  In addition, supplier pricing may change and be higher than anticipated.  As a result of these and other factors, our revenues and profit margins may be adversely affected.

The Company's inability to retain and recruit experienced management and other key personnel, or the loss of key management personnel, may adversely affect the Company’s business and prospects for growth.

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

Consequently, the Company may not be able to retain and recruit a sufficient number of qualified individuals on acceptable terms to maintain its business or achieve planned growth. Our success also depends to a significant degree upon the continued individual and collective contributions of our management team.  A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers.  These individuals are integral to our success based on their expertise and knowledge of our business and products.   The loss of the services of members of the management team and other key employees could have a material adverse effect on the Company.

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

Certain basic materials, such as stainless steel, and electrical and optical components, are used extensively in the Company’s product fabrication processes.  Such basic materials have in the past been subject to worldwide shortages or price fluctuations related to the supply of or demand for raw materials, such as nickel, which are used in their production by the Company’s suppliers.  A significant increase in the price or decrease in the availability of one or more of these components, subassemblies or basic materials could adversely affect the Company’s results of operations.

Compliance with changes in environmental laws, including proposed climate change laws and regulations, could adversely affect our performance.

There has been increasing focus by U.S. and overseas governmental authorities on environmental matters, such as climate change, the reduction of greenhouse gases and water consumption.  This increased focus may lead to new initiatives directed at regulating an as yet unspecified array of environmental matters, such as the emission of greenhouse gases, where "cap and trade" initiatives could effectively impose a tax on carbon emissions.  Legislative, regulatory or other efforts to combat climate change or other environmental concerns could result in future increases in the cost of raw materials, component parts manufactured by others, taxes, transportation and utilities, which could decrease our operating profits and require future investments in facilities and equipment.

Compliance with recently passed health care legislation may adversely affect our business.

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the "Acts").  Among other things, the Acts contain provisions that will affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy.  We are currently reviewing provisions of the Acts and their impact on our Company-sponsored plans.  We are currently unable to estimate costs associated with compliance with the Acts.

Our reported results can be affected adversely by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements and is expected to require the Company to incur substantial additional expenses.

Our financial reporting complies with accounting principles generally accepted in the United States of America ("GAAP"), and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting (including the adoption of international financial reporting standards in the United States), our reported results of operations and financial condition could be affected substantially, including requirements to restate historical financial statements. Our management team may need to devote significant time and financial resources to comply with evolving standards, which may lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Changes in the Company's tax rates could affect profitability.

The Company is subject to corporate income taxes in several jurisdictions of the United States and various foreign jurisdictions.  The Company's effective income tax rate could be adversely affected by changes in tax laws.  In addition, increases in business taxes or sales related taxes in these various jurisdictions may adversely affect the Company’s costs and result in future increases in the cost of products and services purchased from others.

The price of the Company's common stock may fluctuate significantly, and this may make it difficult for shareholders to resell common stock when they want or at prices they find attractive.

The Company expects that the price of its common stock could fluctuate as a result of a variety of factors, many of which are beyond its control.  These factors include:

•	quarterly variations in the Company's operating results;
•	operating results that vary from the expectations of management, securities analysts and investors;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments involving the Company or its competitors;
•	changes in expectations as to the Company's future financial performance;
•	the operating and securities price performance of other companies that investors believe are comparable to the Company;
•	the size of the Company’s public float and the liquidity of the Company’s common stock;
•	future sales of the Company's equity or equity-related securities;
•	changes in general conditions in the Company's industry and in the economy, the financial markets and the domestic or international political situation; and
•	departures of key personnel.

In addition, in recent periods the stock market in general has experienced price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons often unrelated to their operating performance.  These broad market fluctuations may adversely affect the Company's stock price, regardless of its operating results.

ITEM 2.	PROPERTIES.

The Company owns or leases the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	173,000	Owned	n/a	n/a
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2012	2017
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2013	Renewable in 5 year increments
Beusichem, The Netherlands	Warehouse	11,000	Leased	2012	2013

The Company also has leased office space for sales and service and other activities in Walla Walla, Washington, Dingley, Australia, Shanghai, China, Querétaro, Mexico and Rotselaar, Belgium.  Subsequent to the end of the fiscal year, the Company entered into a property lease for a 31,000 sq. ft. facility in Walla Walla for a Customer Visit Center.

The Company considers all of its properties suitable for the purposes for which they are used.

ITEM 3.	LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business.  As of December 3, 2010, the Company was not a party to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are quoted on The NASDAQ Global Market under the symbol “KTEC”.  The following table shows the high and low sales prices per share of the Company’s common stock by quarter for the two most recent fiscal years ending September 30, 2010:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2010
First Quarter	$12.50	$9.89
Second Quarter	$15.48	$11.36
Third Quarter	$16.16	$12.88
Fourth Quarter	$14.08	$11.53
Fiscal year ended September 30, 2009
First Quarter	$24.03	$9.75
Second Quarter	$21.00	$7.10
Third Quarter	$11.40	$8.12
Fourth Quarter	$13.32	$9.05

The source of these quotations was the NASDAQ OnlineSM Internet site.

The Company had approximately 1,957 beneficial owners of its common stock, of which 135 are of record, as of December 3, 2010.

The Company has not historically paid dividends on its common or preferred stock.  The Board of Directors presently intends to continue its policy of retaining earnings for reinvestment in the operations of the Company.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of the Company during the quarter ended September 30, 2010 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2010	1,657	$13.16	0
August 1-31, 2010	0	-	0
September 1-30, 2010	1,720	$12.57	0
Total	3,377	$12.86	0	78,750	(2)

(1)
Consists only of shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under the 2003 Restated Employees’ Stock Incentive Plan.  The shares were subsequently cancelled.

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

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC., THE RUSSELL MICROCAP INDEX, AND A PEER GROUP

TOTAL RETURN ANALYSIS
	9/30/2005	9/30/2006	9/30/2007	9/30/2008	9/30/2009	9/30/2010
Key Technology	$ 100.00	$ 90.00	$ 211.94	$ 166.87	$ 79.21	$ 90.96
Russell Microcap	100.00	107.01	117.37	90.94	83.72	89.94
New Peer Group Only*	100.00	88.93	127.03	150.85	120.69	125.55
Old Peer Group Only*	100.00	89.50	137.63	181.89	142.07	142.95

NEW PEER GROUP:  Cognex Corp., Perceptron, Inc., Flir Systems, Inc., Elbit Vision Systems Ltd., PPT Vision, Inc., John Bean Technologies Corporation, Tomra Systems, Inc., and ISRA Vision AG.*

OLD PEER GROUP:  Cognex Corp., Perceptron, Inc., Flir Systems, Inc., Elbit Vision Systems Ltd., PPT Vision, Inc., Robotic Vision Systems, Inc., John Bean Technologies Corporation, K-Tron International, Inc.

*K-Tron, Inc. and Robotic Vision Systems, Inc. have both been removed from the 2009 peer group as they have both been delisted, and have been replaced with Tomra Systems, Inc. (traded on the Oslo Stock Exchange) and ISRA Vision AG (traded on the Frankfurt Stock Exchange).

ITEM 6.                 SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2010 has been derived from the audited consolidated financial statements of the Company.  The information below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

	Fiscal Year Ended September 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Statement of Operations Data:
Net sales	$115,804	$105,405	$134,086	$107,540	$84,840
Cost of sales	75,651	66,427	80,893	66,099	53,041
Gross profit	40,153	39,023	53,193	41,441	31,799
Operating expenses	34,896	39,609	42,952	32,839	31,743
Gain (loss) on disposition of assets	77	(352)	81	23	109
Income (loss) from operations	5,334	(938)	10,322	8,625	165
Other income (expense)	(172)	(431)	666	1,961	(980)
Earnings (loss) from continuing operations before income taxes	5,162	(1,369)	10,988	10,586	(815)
Income tax (benefit) expense	1,524	(878)	3,515	3,176	(22)
Net earnings (loss) available to common shareholders	$3,638	$(491)	$7,473	$7,410	$(793)
Earnings (loss) per share (1) – basic	$0.69	$(0.10)	$1.34	$1.36	$(0.15)
– diluted	$0.69	$(0.10)	$1.32	$1.34	$(0.15)
Cash dividends per share	$--	$--	$--	$--	$--
Shares used in per share calculation – basic	5,277	5,116	5,596	5,434	5,350
– diluted	5,293	5,116	5,646	5,531	5,350

Balance Sheet Data:
Cash and cash equivalents and short-term investments	$29,096	$18,142	$36,322	$27,880	$15,246
Working capital	41,475	37,033	47,531	40,946	30,057
Property, plant and equipment, net.	16,821	16,175	8,705	4,671	4,275
Total assets	91,267	80,715	89,625	75,497	57,938
Current portion of long-term debt	333	319	--	--	1
Long-term debt, less current portion	5,542	5,876	--	--	--
Shareholders' equity	$56,338	$51,457	$60,368	$50,393	$41,252

(1)    Prior period earnings per share data have been adjusted retrospectively to conform with new accounting pronouncements which became effective for the Company on October 1, 2009.  The effect of this retroactive adjustment was not material.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

The Company and its wholly-owned subsidiaries design, manufacture and sell process automation systems integrating electro-optical inspection, sorting and process systems.

The Company consists of Key Technology, Inc. which directly owns five subsidiaries:  Key Technology Holdings USA LLC; Key Technology Australia Pty Ltd.; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co., Ltd.; and Key Technology Asia-Pacific Pte. Ltd.  Key Technology Holdings USA LLC owns Suplusco Holdings B.V., its European subsidiary, which owns Key Technology B.V.  The Company manufactures products in Walla Walla, Washington; Redmond, Oregon; and Beusichem, The Netherlands.

Overview

Sales for the year ended September 30, 2010 were $115.8 million compared with $105.4 million for fiscal 2009.  The Company reported net earnings for fiscal 2010 of $3.6 million, or $0.69 per diluted share, compared with a net loss of $491,000, or $0.10 per diluted share, for fiscal 2009.  Net earnings increased in fiscal 2010 compared to fiscal 2009 as a result of a 10% increase in sales volume, reflecting the 19% increase in orders for fiscal 2010, as well as lower operating expenses of $34.9 million, or 30.1% of net sales, compared to $39.6 million, or 37.6% of net sales for fiscal 2009, due to cost reduction measures.  These favorable changes were partially offset by a decline in gross margins from 37.0% in fiscal 2009 to 34.7% in fiscal 2010 due to competitive pricing pressures and a lower margin product mix.  Other expenses were $172,000 in fiscal year 2010 compared to $431,000 in fiscal year 2009.  Automated inspection systems sales were up 8%, process systems sales were up 13%, and parts and service sales increased 9% from the prior fiscal year.  Orders for automated inspection systems increased 31%, process system orders increased 8%, and parts and service orders increased 13% over the prior fiscal year.  The primary market forces driving demand for our products are: the increased global concerns about food safety and security, the inability of food and pharmaceutical processors to obtain cost effective labor, and the Company’s continued expansion into international markets.  Export and international sales for the fiscal years ended September 30, 2010, 2009 and 2008 accounted for 50%, 43% and 50% of net sales in each year, respectively.

While the worldwide economy and tight credit markets continued to challenge the Company’s fiscal 2010 results, order volumes for fiscal 2010 were up across most of the Company’s significant geographic markets and major product lines, particularly in the potato industry and other less significant applications including tobacco and nuts.  The continued economic uncertainty during the fiscal year resulted in some increased, yet conservative, capital spending throughout our markets as customers evaluated the potential economic effects on their business.  Customers seeking to retain cash, price sensitivity, longer or delayed purchasing cycle processes, and more purchasing decisions being made at corporate levels, as compared to local operating locations, continued in fiscal 2010.  Customers who had relied on credit facilities to finance capital purchases were still often constrained by the lack of readily available credit.  In addition, in response to the resulting excess capacity, the market saw very aggressive pricing efforts to stimulate demand, which increased the competitive pricing pressure on the Company.

In fiscal 2010, the Company focused efforts on the following major long-term revenue initiatives with meaningful results:

•
Grow Key's core food processing markets, including potatoes, fresh-cut, and processed fruit and vegetables.  In 2010, increased sales in certain core food processing businesses accounted for a significant portion of the Company’s increase in revenues.  Sales in fresh-cut and processed fruit and vegetables increased in 2010 compared to fiscal 2009, while sales in potatoes decreased from the prior year.

•
Expand and grow Key's participation in the pharmaceutical and nutraceutical market.  The pharmaceutical initiative to develop and grow Key’s business in applications for the pharmaceutical and nutraceutical market began in the fourth quarter of fiscal 2005.  Anticipated penetration into this market will extend and advance the Company’s existing patented, high-resolution inspection technology and material handling platforms.  In fiscal 2009, the Company completed development of its new Verisym sorter which is designed for high volume softgel and tablet applications.  In 2010, the Company introduced its new low volume VeriSym, which enables the Company to reach a larger portion of the market.  While net sales of pharmaceutical and nutraceutical products remained less than 5% of the Company’s sales in fiscal 2010, the Company continued to increase its penetration into this market with new orders from strategic pharmaceutical companies.

•
Strengthen and grow the level of international business, including Asia Pacific, Eastern Europe, Latin America, and South American regions.  The Company’s orders in North America, Europe and Latin America all increased in fiscal 2010 compared to the prior year.  Orders in North America and Latin America increased over fiscal 2009 in all industry segments.  Orders in Europe increased over the prior year in the potato industry, partially offset by declines in orders in fresh-cut and processed fruit and vegetables.  In fiscal 2010, orders in China increased over 34% from fiscal 2009.  Net sales in China were approximately 5% of total net sales.  The Company continues to develop its marketing and product strategies to be more successful in the Chinese food processing market.  The Company’s agreement with Hauni Maschinenbau AG is expected to continue to strengthen the Company’s global position in tobacco, especially in the Chinese market.

•
Grow the Company’s aftermarket product lines, including the introduction of PROliance Programs.  The Company focused on its higher margin aftermarket business during fiscal 2010.  Aftermarket sales of parts and service increased slightly in fiscal 2010 to $22.5 million from $20.8 million in fiscal 2009.  In 2010, the Company branded its suite of support services, parts, and training solutions under the name PROliance™.

•
Initiate the Company’s Integrated Solutions group.  In 2010, the Company launched its Integrated Solutions Group (ISG) to provide integrated whole-line solutions.  From pre-engineering and project definition to plant start-up, ISG provides complete turn-key solutions that can include the integration of third-party products along with Key’s sorting, conveying, and processing systems to meet the specific needs of each application.  Key will leverage its industry expertise and strong engineering and project management capabilities to deliver complete integration services, all from a single source.

In fiscal 2010, the Company also released six new products to the market place in addition to the new products released in 2009.  During fiscal 2010, the Company received $8.0 million in orders related to a three-year $20 million agreement with a major vegetable processor, a significant portion of which was for our new Manta 1600 sorter.  This is the second year of orders associated with this agreement, and in fiscal 2009 the Company received total orders of $10.6 million from this customer.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on objective evidence of fair value.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At September 30, 2010, the Company had invoiced $1.5 million compared to $1.1 million at September 30, 2009 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of September 30, 2010, the balance sheet included allowances for doubtful accounts of $438,000.  Amounts charged to bad debt expense for fiscal 2010 and 2009 were $75,000 and $196,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2010 and 2009 were $110,000 and $37,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.  In addition, in fiscal 2007, the Company established a $750,000 allowance against the full amount of the Company’s notes receivable from the fiscal 2007 sale of its interest in the InspX joint venture.  During fiscal 2010, the Company collected the full amount.  Of the amounts collected, $275,000 was recorded as income upon the reversal of the related allowance in fiscal 2009, and $475,000 in fiscal 2010.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2010, cumulative inventory adjustments to lower of cost or market totaled $1.8 million compared to $2.2 million as of September 30, 2009.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2010 and 2009 were $580,000 and $726,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $927,000 and $291,000 for fiscal 2010 and 2009, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2010, the Company held $19.4 million of long-lived assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  Ultimately, the warranty experience of the Company is directly attributable to the quality of its products.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of September 30, 2010, the balance sheet included warranty reserves of $2.0 million, while $3.1 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $2.1 million as of September 30, 2009 and warranty charges of $4.0 million for the fiscal year then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2010, the Company had valuation reserves of approximately $188,000 for deferred tax assets for capital loss carryforwards and the valuation impairment and other charges in carrying value of its investment in Proditec, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward periods.  During fiscal 2010, the Company recorded $34,000 of valuation reserves related to changes in the carrying value its investment in Proditec, reversed $171,000 of valuation reserves upon reversal of its doubtful account allowance on its note receivable from the sale of its interest in the InspX joint venture, and reversed $105,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on its corporate income tax return.  During fiscal 2009, the Company recorded $79,000 of valuation reserves related to impairment charges on its investment in Proditec and reversed $99,000 of valuation reserves upon partial reversal of its doubtful accounts allowance on its note receivable from the sale of its interest in the InspX joint venture.  During fiscal 2008, $60,000 of net valuation reserves for combined U.S. and Australian deferred taxes were eliminated due to the final dissolution of the related Australian entity.  There were no other valuation allowances at September 30, 2010 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  At September 30, 2010, the Company had reserves of $97,000 for estimated tax exposures.  During fiscal 2010 and 2009, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2009, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing R&D credit was retroactively renewed and extended to December 31, 2009.  Due to this change in tax law, the Company recorded approximately $160,000 of additional R&D tax credits in fiscal 2009 related to R&D expenditures incurred during fiscal 2008.  The R&D tax credit was effective for the Company for only the first fiscal quarter of 2010 prior to its enacted expiration date.

Comparison of Fiscal 2010 to Fiscal 2009
	Fiscal Year Ended September 30,
	2010	2009	Change $	Change %
	(in thousands)
Statement of Operations Data
Net sales	$115,804	$105,450	$10,354	9.8
Gross profit	40,153	39,023	1,130	2.9

Research and development	6,664	8,681	(2,017)	-23.2
Sales and marketing	18,047	18,090	(43)	-0.2
General and administrative	9,255	11,568	(2,313)	-20.0
Amortization	930	1,270	(340)	-26.8
Total operating expense	34,896	39,609	(4,713)	-11.9

Gain (loss) on disposition of assets	77	(352)	429	121.9
Income (loss) from operations	5,334	(938)	6,272	668.7
Other income (expense)	(172)	(431)	259	60.1
Income tax expense (benefit)	1,524	(878)	2,402	273.6
Net earnings (loss)	3,638	(491)	4,129	840.9

Balance Sheet Data
Cash and cash equivalents	29,096	18,142	10,954	60.4
Accounts receivable	13,250	12,332	918	7.4
Inventories	21,191	22,433	(1,242)	-5.5

Other Data (unaudited)
Orders for year ended September 30	121,098	101,754	19,344	19.0
Backlog at fiscal year end	35,053	29,665	5,388	18.2

Results of Operations

Fiscal 2010 compared to Fiscal 2009

Net sales for the year ended September 30, 2010 were $115.8 million, a 10% increase from the $105.4 million reported for fiscal 2009.  Sales in the Company’s automated inspection systems product line increased by 8% to $52.0 million in fiscal 2010, accounting for 45% of total revenues, compared to $48.2 million in fiscal 2009, also 45% of total revenues.  Sales increased from the prior year in almost all automated inspection product lines except for upgrade system sales.  Process systems sales in fiscal 2010 were $41.3 million, a 13% increase from the $36.5 million reported for fiscal 2009.  Sales of process systems accounted for 36% of total revenues in fiscal 2010 compared to 35% in fiscal 2009.  Parts and service sales increased from the prior year by $1.8 million or 9% to $22.5 million, and represented 19% of sales in fiscal 2010 compared to $20.7 million or 20% of sales in fiscal 2009.

New orders increased 19%, or $19.3 million, to $121.1 million in fiscal 2010 from the $101.8 million of new orders received in fiscal 2009.  Backlog at September 30, 2010 increased 18% to $35.1 million compared to the $29.7 million reported at the end of fiscal 2009.  The order mix for the more recent year changed somewhat from fiscal 2009.  For fiscal 2010, the Company’s higher margin automated inspection systems orders increased by $13.8 million, or 31%, representing 48% of order volume in fiscal 2010 compared to 44% in the prior year.  This increase occurred in almost all automated product inspection lines, except for upgrade systems.  Orders for process systems increased by $3.0 million, or 8%, representing 33% of order volume in fiscal 2010 compared to 36% in the prior year.  Parts and service orders increased from the prior year by $2.6 million, or 13%, and represented 19% of orders in fiscal 2010 compared to 20% of orders in fiscal 2009.

Gross profit increased to $40.2 million for fiscal 2010 compared to $39.0 million in fiscal 2009, or 34.7% and 37.0% of net sales, respectively.  The principal reason for the $1.2 million increase in gross profit relates to the 10%

increase in sales volume.  The decline in the gross profit percentage resulted primarily from competitive pricing pressures and a lower margin product mix including lower upgrade sales in fiscal 2010, partially offset by reduced warranty and customer support costs.  The Company’s growth strategy related to integrated product offerings may reduce gross margins in future periods to the extent products purchased from others are integrated into our product offerings.

Research and development expense decreased $2.0 million to $6.7 million, or 5.8% of sales, in fiscal 2010 from $8.7 million or 8.2% of sales in fiscal 2009.  Direct project spending was reduced in fiscal 2010.  The fiscal 2009 expense related significantly to the sixteen new product solutions released during that year.

Sales and marketing expense in fiscal 2010 decreased to $18.0 million compared to $18.1 million spent in fiscal 2009.  As a percentage of sales, sales expense decreased 1.6% to 15.6% of sales in fiscal 2010 from 17.2% of sales reported in fiscal 2009.  The primary reasons for the decrease in spending were the cost reduction initiatives implemented in fiscal 2009 partially offset by higher commission and incentive costs related to the higher sales volumes.

General and administrative expense in fiscal 2010 was $9.3 million and 8.0% of sales for the year, compared to $11.6 million and 11.0% of sales for fiscal 2009.  The primary reason for the decrease in spending were lower expenses associated with the ERP project implemented in fiscal 2009 and lower expenses due to cost reduction initiatives, partially offset by an increase in incentive compensation.

Other income and expense was an expense of $172,000 for fiscal 2010 compared to $431,000 of expense for fiscal 2009.  Interest income decreased to $50,000 in fiscal 2010 from the $224,000 reported for fiscal 2009 due to lower interest rates.  In fiscal 2010, the Company recognized foreign exchange losses of $134,000, net of the effects of forward contracts settled during the year, compared with exchange losses of $362,000 in fiscal 2009.  During fiscal 2010, the Company incurred interest expense of $373,000, primarily related to the mortgage on its headquarters facility, compared to interest expense of $150,000, net of interest capitalized, in fiscal 2009.  During fiscal 2010 and 2009, the Company recorded a $475,000 gain and a $275,000 gain, respectively, related to partial collection of its note receivable from the fiscal 2007 sale of its interest in the InspX joint venture.  During fiscal 2009, the Company also recorded a $219,000 valuation impairment charge related to its minority investment in Proditec.

The effective tax rate for the Company was a tax expense rate of 29.5% in fiscal 2010 compared to a tax benefit rate of 64.1% in fiscal 2009.  The effective tax rate for fiscal 2009 was primarily affected by the research and development credits recorded in fiscal 2009, including $160,000 of additional R&D tax credits related to fiscal 2008 recorded in fiscal 2009 due to changes in tax law during fiscal 2009 to retroactively renew the R&D tax credit.  The effective tax rate for fiscal 2010 was negatively affected by the expiration of the R&D tax credit on December 31, 2009.  Other items, such as permanent differences arising from domestic production deductions, tax exempt interest, and other permanent differences including valuation reserve adjustments, caused the effective tax rate to vary from the 34% statutory rate in both fiscal 2010 and 2009.

Net earnings in fiscal 2010 were $3.6 million, or $0.69 per diluted share, compared to a net loss of $491,000, or $0.10 per diluted share, in fiscal 2009.  The principal reasons for the increase in earnings for fiscal 2010 compared to fiscal 2009 were increased sales volumes, reduced operating expenses, and favorable changes in the components of other income and expense, which were partially offset by lower gross profit margins.

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

Gross profits decreased to $39.0 million for fiscal 2009 compared to $53.2 million in fiscal 2008, or 37.0% and 39.7% of net sales, respectively.  The principle reason for the $14.2 million decrease in gross profit relates to the over 21% decrease in sales volume.  The decline in the gross profit percentage resulted primarily from factory underutilization, decreased volumes and efficiencies in manufacturing operations and increased warranty and customer support related costs.  Management intends to continue to focus on reducing warranty and customer support costs in the next fiscal year.

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

Liquidity and Capital Resources

Fiscal 2010

For fiscal 2010, net cash increased by $11.0 million, or over 60%, to $29.1 million on September 30, 2010.  The Company provided $14.0 million in cash from operating activities, used $515,000 in financing activities and consumed $2.3 million in investing activities.

The net cash provided by operating activities during fiscal 2010 of $14.0 million included net earnings for the year of $3.6 million, non-cash expenses for depreciation and amortization of $3.4 million and non-cash share based payments of $1.8 million.  Non-cash working capital at September 30, 2010 increased from the same time last year, contributing $5.5 million to the cash used in operating activities.  Increases in accounts payable, customer deposits, accrued payroll, and other liabilities, as a result of increased operating activity and the results of operations, were partially offset by an increase in trade receivables as a result of higher sales in the fourth quarter compared to the prior year as well as increases in prepaid items.  In addition, timing of tax payments and tax refunds from prior years contributed positively to cash flow.

Cash used in investing activities totaled $2.3 million during fiscal 2010.  The Company had capital expenditures of $3.2 million and proceeds of $174,000 from the sale of property.  Capital expenditures included manufacturing equipment and enhancements to the ERP system.  The Company also received $750,000 in payments on notes receivable from the sale of its investment in the InspX joint venture.

Cash used in financing activities totaled $515,000 in fiscal 2010, which included payments on long-term debt of $320,000 associated with the Company’s mortgage on its headquarters facility, $242,000 for exchanges of shares for statutory withholding and $91,000 of excess tax benefits from share based payments, offset by $138,000 of proceeds from the issuance of common stock for option exercises and employee stock purchases.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2011.  The credit facility bears interest, at the Company’s option, of either the bank prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.75% per annum.  At September 30, 2010, the interest rate would have been 2.0% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.9 million was outstanding as of September 30, 2010.  The term loan provided for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At September 30, 2010, the Company had no borrowings outstanding under the revolving line of credit facility and $250,000 in standby letters of credit.  At September 30, 2010, the Company was in compliance with its loan covenants.  At September 30, 2009, the Company had no borrowings under the revolving line of credit facility and $150,000 in standby letters of credit.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.4 million and includes an operating line of the lesser of $2.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2010, the interest rate was 6.35%.  At September 30, 2010, the Company had no borrowings under this facility and had received bank guarantees of $636,000 under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.  At September 30, 2009, the Company had no borrowings under this facility and had received bank guarantees of $2.5 million under the bank guarantee facility.

The Company anticipates that ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund the Company’s operating needs for the foreseeable future.  Cash provided by operating activities was $14.0 million in fiscal 2010, and cash provided by (used for) operating activities was ($3.4) million and $13.1 million in fiscal years 2009 and 2008, respectively.  The Company anticipates that its cash needs will continue to be met with cash from operations as it embarks on its initiatives to grow the pharmaceutical, nutraceutical and aftermarket businesses, and expand its operations in international locations.  The Company had no material commitments for capital expenditures at September 30, 2010.

Prior Years - Fiscal 2009 and 2008

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

Cash generated from financing activities totaled $938,000 in fiscal 2008.  $687,000 of cash was generated from the issuance of common stock related to option exercises.  Financing activities also benefited from the $251,000 excess tax benefit from share based payments.  During the prior fiscal year, the Company repurchased 88,252 shares of its common stock using $1.3 million of cash.  At the end of fiscal 2008, the Company had no long term debt outstanding.

Contractual Obligations

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2010 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,876	$333	$709	$777	$4,057
Interest on long-term debt (2)	1,846	244	444	381	777
Operating leases	2,214	946	1,114	154	-
Purchase obligations	-	-	-	-	-
Total contractual cash obligations	$9,936	$1,523	$2,267	$1,312	$4,834

(1)  The Company also has $97,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)  Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

At September 30, 2010, the Company had standby letters of credit totaling $0.9 million, which includes secured bank guarantees under the Company’s domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Subsequent to the end of the fiscal year, the Company entered into an additional property lease.  The lease is for a five-year period with two five year renewal periods at approximately $120,000 per year.  The Company has the option to purchase the facility at any time over the rental period, initially for $1.7 million and declining values thereafter.

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

Effective October 1, 2009, the Company adopted updated accounting pronouncements which state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share.  All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of these new pronouncements.  The Company’s share-based stock awards have non-forfeitable rights to dividends and are considered participating securities under these new pronouncements.  Prior to the retrospective application of these new pronouncements on October 1, 2009, unvested share-based awards were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method.  The effect of the retrospective application of these new pronouncements on earnings per share is immaterial.  Additionally, the adoption of these new pronouncements has had no material effect on basic and diluted earnings per share in fiscal 2010.

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

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian Dollar, Mexican Peso, Chinese Renminbi and Singapore Dollar.

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  For sales transactions between international customers and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2010, the Company held a 30-day forward contract for €4.0 million ($5.5 million).  As of September 30, 2010, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $210,000 on an annual basis as a result of the conversion to U.S. Dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. Dollar weakens on world markets and negatively affect earnings if the U.S. Dollar strengthens on world markets.

As of September 30, 2010, the Euro lost approximately 6% in value against the U.S. dollar compared to its value at September 30, 2009.  During the twelve-month period ended September 30, 2010, changes in the value of the Euro against the U.S. dollar ranged between a 3% gain and a 17% loss as compared to the value at September 30, 2009.  Most other foreign currencies showed similar changes in value against the U.S. dollar during fiscal 2010.  The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of ($136,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $134,000, net of the effects of forward contracts settled during the year, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

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

Under the Company’s current credit facilities, the Company may borrow at either the lender’s prime rate or at BBA LIBOR plus 175 basis points on its domestic credit facility and at the lenders prime rate plus 175 basis points on its European credit facility.  At September 30, 2010, the Company had no borrowings under these arrangements.  During the year ended September 30, 2010, interest rates applicable to these variable rate credit facilities ranged from 1.98% to 6.60%.  At September 30, 2010, the rate was 2.0% on its domestic credit facility and 6.35% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate a 4.27%.  As of September 30, 2010, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc., an Oregon corporation, (the “Company”) as of September 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 10, 2010

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009
(In thousands)

	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,096	$18,142
Trade accounts receivable, net of allowance for doubtful accounts of $438 and $481, respectively	13,250	12,332
Inventories	21,191	22,433
Deferred income taxes	2,893	3,464
Prepaid expenses and other assets	3,090	3,179

Total current assets	69,520	59,550

PROPERTY, PLANT AND EQUIPMENT, Net	16,821	16,175

DEFERRED INCOME TAXES	1,076	38

INTANGIBLES, Net	66	996

INVESTMENT IN PRODITEC	1,178	1,272

GOODWILL, Net	2,524	2,524

OTHER ASSETS	82	160

TOTAL	$91,267	$80,715

See notes to consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND 2009
(In thousands, except shares)

	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,461	$4,641
Accrued payroll liabilities and commissions	6,606	5,209
Customers’ deposits	8,272	7,801
Accrued customer support and warranty costs	2,362	2,559
Income tax payable	589	25
Current portion of long-term debt	333	319
Customer purchase plans	934	925
Other accrued liabilities	2,488	1,038

Total current liabilities	28,045	22,517

LONG-TERM DEBT	5,542	5,876

DEFERRED INCOME TAXES	887	588

OTHER LONG TERM LIABILITIES	455	277

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock-no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock-no par value; 45,000,000 shares authorized; 5,297,312 and 4,998,834 issued and outstanding at September 30, 2010 and 2009, respectively	20,006	18,378
Retained earnings	36,177	32,539
Accumulated other comprehensive income	155	540

Total shareholders’ equity	56,338	51,457

TOTAL	$91,267	$80,715

See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2010
(In thousands, except per share data)

	2010	2009	2008

NET SALES	$115,804	$105,450	$134,086

COST OF SALES	75,651	66,427	80,893

Gross profit	40,153	39,023	53,193
OPERATING EXPENSES:
Sales and marketing	18,047	18,090	21,373
Research and development	6,664	8,681	8,744
General and administrative	9,255	11,568	11,528
Amortization of intangibles	930	1,270	1,307

Total operating expenses	34,896	39,609	42,952

GAIN (LOSS) ON DISPOSITION OF ASSETS	77	(352)	81

INCOME (LOSS) FROM OPERATIONS	5,334	(938)	10,322

OTHER INCOME (EXPENSE):
Royalty income	10	20	38
Interest income	50	224	735
Interest expense	(373)	(150)	(8)
Gain on sale of investment in joint venture	475	275	-
Impairment charge on investment in Proditec	-	(219)	-
Foreign exchange loss	(134)	(362)	(157)
Other, net	(200)	(219)	58

Total other income (expense)—net	(172)	(431)	666

Earnings (loss) before income taxes	5,162	(1,369)	10,988
Income tax expense (benefit)	1,524	(878)	3,515
Net earnings (loss)	$3,638	$(491)	$7,473
EARNINGS (LOSS) PER SHARE—Basic	$0.69	$(0.10)	$1.34
EARNINGS (LOSS) PER SHARE—Diluted	$0.69	$(0.10)	$1.32
SHARES USED IN PER SHARE CALCULATION—Basic	5,277	5,116	5,596
SHARES USED IN PER SHARE CALCULATION—Diluted	5,293	5,116	5,646

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2010
(Dollars in thousands)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2007	5,508,658	$17,105	$32,659	$629	$50,393
Cumulative effect of adoption of new accounting principle	-	-	249	-	249
Components of comprehensive income:
Net earnings	-	-	7,473	-	7,473
Comprehensive income—foreign currency translation adjustment, net of tax benefit of $67	-	-	-	(131)	(131)
Total comprehensive income					7,342
Tax benefits from share-based payments	-	999	-	-	999
Share based payments	-	1,491	-	-	1,491
Issuance of stock upon exercise of stock options	56,238	595	-	-	595
Issuance of stock for Employee Stock Purchase Plan	3,757	92	-	-	92
Stock grants - performance-based	26,603	-	-	-	-
Stock grants - employment-based	65,238	-	-	-	-
Restricted stock surrendered in payment of taxes	(23,834)	(793)	-	-	(793)
Stock forfeitures and retirements	(7,094)	-	-	-	-
Balance at September 30, 2008	5,629,566	$19,489	$40,381	$498	$60,368
Components of comprehensive income (loss):
Net loss	-	-	(491)	-	(491)
Comprehensive income—foreign currency translation adjustment, net of tax benefit of $13	-	-	-	(24)	(24)
Unrealized changes in value of derivatives, net of tax expense of $34				66	66
Total comprehensive income (loss)					(449)
Tax benefits from share-based payments	-	528	-	-	528
Share based payments	-	906	-	-	906
Issuance of stock upon exercise of stock options	11,769	41	-	-	41
Issuance of stock for Employee Stock Purchase Plan	10,900	104	-	-	104
Stock buyback	(671,250)	(2,618)	(7,351)		(9,969)
Stock grants - performance-based	55,831	-	-	-	-
Stock grants - employment-based	10,801	-	-	-	-
Restricted stock surrendered in payment of taxes	(5,495)	(72)	-	-	(72)
Stock forfeitures and retirements	(43,288)	-	-	-	-
Balance at September 30, 2009	4,988,834	$18,378	$32,539	$540	$51,457
Components of comprehensive income:
Net earnings			3,638		3,638
Comprehensive income—foreign currency translation adjustment, net of tax benefit of $69				(136)	(136)
Unrealized changes in value of derivatives, net of tax benefit of $129				(249)	(249)
Total comprehensive income					3,253
Tax benefits from share-based payments		(92)			(92)
Share based payments		1,824			1,824
Issuance of stock upon exercise of stock options	5,000	46			46
Issuance of stock for Employee Stock Purchase Plan	8,344	92			92
Stock grants - performance-based	83,278
Stock grants - employment-based	279,970
Restricted stock surrendered in payment of taxes	(17,752)	(242)			(242)
Stock forfeitures and retirements	(60,362)
Balance at September 30, 2010	5,297,312	$20,006	$36,177	$155	$56,338

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2010
(In thousands)

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$3,638	$(491)	$7,473
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Recovery on note receivable from sale of investment in joint venture	(475)	(275)	-
Impairment charge for investment in Proditec	-	219	-
(Gain) loss on disposition of assets	(77)	352	(81)
Foreign currency exchange loss	134	362	157
Depreciation and amortization	3,405	3,108	2,771
Share based payments	1,796	907	1,540
Excess tax benefit from share based payments	91	(528)	(999)
Deferred income taxes	(12)	(478)	(549)
Deferred rent	(77)	(19)	4
Bad debt expense	75	196	116
Changes in assets and liabilities:
Trade accounts receivable	(642)	802	190
Inventories	716	(515)	(3,279)
Prepaid expenses and other current assets	(1,196)	134	14
Income taxes receivable	965	(1,156)	74
Accounts payable	1,806	(2,883)	1,869
Accrued payroll liabilities and commissions	1,495	(2,431)	875
Accrued customer support and warranty costs	(168)	21	642
Income taxes payable	347	221	1,262
Other accrued liabilities	953	(536)	886
Customers’ deposits	1,252	(376)	145
Other	(59)	(51)	28

Cash provided by (used for) operating activities	13,967	(3,417)	13,138

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	174	1,429	96
Purchases of property, plant, and equipment	(3,206)	(11,462)	(5,509)
Investment in Proditec	-	(1,491)	-
Recovery on note receivable from sale of investment in joint venture	750	-	-

Cash used in investing activities	(2,282)	(11,524)	(5,413)

See notes to consolidated financial statements.			(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2010
(In thousands)

	2010	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$-	$6,400	$-
Payments on long-term debt	(320)	(205)	-
Proceeds from issuance of common stock	138	145	687
Stock buyback	-	(9,969)	-
Excess tax benefits from share based payments	(91)	528	999
Exchange of shares for statutory withholding	(242)	(118)	(748)

Cash provided by (used in) financing activities	(515)	(3,219)	938

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(216)	(20)	(221)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,954	(18,180)	8,442

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	18,142	36,322	27,880

CASH AND CASH EQUIVALENTS, END OF YEAR	$29,096	$18,142	$36,322

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$393	$197	$3
Cash paid during the year for income taxes	291	502	2,702
Exchange of shares for statutory withholding	-	-	45

See notes to consolidated financial statements.			(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2010

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents—The Company considers all highly liquid investments with original maturities of 90 days or less at date of acquisition to be cash equivalents.  Accounts at each institution regularly exceed Federal Deposit Insurance Corporation insurance coverage.  The Company has not experienced any losses in such accounts.

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

Goodwill and Other Intangibles—Goodwill is not amortized, but an assessment of potential goodwill impairment is performed by the Company on an annual basis in its fourth fiscal quarter, or sooner, if necessary.  The Company has only one reporting unit, and the estimated fair value of the Company approximates the market capitalization of the Company.  The Company’s performed its annual assessment on July 31, 2010 and determined that there has been no impairment of goodwill due to the fair value of the reporting unit exceeding its carrying amount by a significant margin.  The fair value of the Company was calculated based on the market capitalization of the Company as of July 31, 2010.

Other intangibles, which consist of patents, developed technologies, trademarks and trade names, and customer related intangible assets, are amortized over the estimated useful lives of the related assets, which are 10 years for the majority of the assets.  Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows.  Amortization of other intangibles was $930,000, $1,270,000 and $1,307,000 for the years ended September 30, 2010, 2009, and 2008, respectively (see Note 2).

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

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2010	2009
Beginning balance	$2,122	$1,704
Warranty costs incurred	(3,144)	(3,982)
Warranty expense accrued	2,992	4,388
Translation adjustments	(16)	12
Ending balance	$1,954	$2,122

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

	For the year ended September 30, 2010
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$3,638	5,277	$0.69
Effect of dilutive securities:
Common stock options	-	16
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$3,638	5,293	$0.69

	For the year ended September 30, 2009
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss) available to common shareholders	$(491)	5,116	$(0.10)
Effect of dilutive securities:
Common stock options	-
Diluted EPS:
Net earnings (loss) available to common shareholders plus assumed conversions	$(491)	5,116	$(0.10)

	For the year ended September 30, 2008
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$7,473	5,596	$1.34
Effect of dilutive securities:
Common stock options	-	50
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$7,473	5,646	$1.32

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30,
	2010	2009	2008
Common shares from:
Assumed exercise of stock options	10,000	55,000	-

The options expire on dates beginning in February 2011 through February 2015.  The restrictions on stock grants may lapse between October 2010 and September 2013.

Comprehensive Income (loss)—Comprehensive income (loss) includes foreign currency translation adjustments resulting from the translation of assets and liabilities of foreign subsidiaries and unrealized gains and losses related to changes in value of an interest rate swap agreement, a derivative instrument designated as a cash flow hedge.

The components of accumulated comprehensive income (loss) were as follows (in thousands):

	For the year ended September 30,
	2010	2009	2008
Components of comprehensive income (loss):
Net earnings (loss)	$3,638	$(491)	$7,473
Other comprehensive income (loss)
Foreign currency translation adjustment	(205)	(37)	(198)
Unrealized changes in value of derivatives	(378)	100	-
Income tax (expense) benefit related to items of comprehensive income (loss)	198	(21)	67
Total comprehensive income (loss)	$3,253	$(449)	$7,342

Share-Based Compensation—The Company measures the cost of share-based payments based on the grant-date fair value of the award.  The cost is recognized as expense over the requisite service period required in exchange for the award.  No compensation cost is recognized for awards where the requisite service period is not completed.

Accounting for Income Taxes—The Company adopted the updated authoritative provisions related to accounting for uncertainty in income taxes on October 1, 2007.  As required by these provisions, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-

than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied these provisions to all tax positions for which the statute of limitations remained open.  As a result of the adoption of these accounting principles, the Company recognized a decrease of approximately $250,000 in the liability for unrecognized tax benefits, which was accounted for as an increase to the October 1, 2007 balance of retained earnings.

Recently Adopted Accounting Pronouncements— Effective October 1, 2009, the Company adopted updated accounting pronouncements which state that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of both basic and diluted earnings per share.  All prior period earnings per share data presented have been adjusted retrospectively to conform to the provisions of these new pronouncements.  The Company’s share-based stock awards have non-forfeitable rights to dividends and are considered participating securities under these new pronouncements.  Prior to the retrospective application of these new pronouncements on October 1, 2009, unvested share-based awards were not included in the calculation of weighted average basic shares outstanding and were included in the calculation of weighted average dilutive shares outstanding using the treasury stock method.  The effect of the retrospective application of these new pronouncements on earnings per share is immaterial.  Additionally, the adoption of these new pronouncements has had no material effect on basic and diluted earnings per share in fiscal 2010.

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

Recent Accounting Pronouncements Not Yet Adopted— In September 2009, the FASB issued Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2009-14, “Certain Revenue Arrangements That Include Software.”  These ASU’s revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components.  There are also expanded disclosure requirements for significant judgments made in the application of these standards, if material.  These pronouncements are effective for fiscal years beginning after June 15, 2010 and earlier application is permitted.  The Company does not expect that adoption of these pronouncements to have a significant effect on its financial statements.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2010, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value
Patents and developed technologies	$11,085	$66
Purchased trademarks and trade names	1,700	0
Customer related intangibles	900	0
	$13,685	$66

The remaining unamortized assets are being amortized over 10 years.  Amortization expense for the next five fiscal years is expected to be approximately:

Year Ended September 30,	(In thousands)

2011	$15
2012	15
2013	15
2014	15
2015	6
Total	$66

As of September 30, 2010, the Company had $2.5 million of goodwill which is not being amortized.  There was no change to goodwill during the fiscal years ended September 30, 2010 and 2009.

3.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	2010	2009
Trade accounts receivable	$13,688	$12,813
Allowance for doubtful accounts	(438)	(481)
Total trade accounts receivable, net	$13,250	$12,332

Amounts charged to bad debt expense for fiscal 2010, 2009, and 2008 were $75,000, $196,000, and $116,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2010, 2009, and 2008 were $110,000, $37,000, and $230,000, respectively.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2010	2009
Purchased components and raw materials	$6,584	$8,394
Work-in-process and sub-assemblies	9,685	7,751
Finished goods	4,922	6,288
Total inventories	$21,191	$22,433

    At September 30, 2010 and 2009, respectively, cumulative inventory adjustments to lower of cost or market totaled $1.8 million and $2.2 million.  Amounts charged to expense to record inventory at lower of cost or market were $580,000 for fiscal 2010, $726,000 for fiscal 2009, and  $708,000 for fiscal 2008.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $927,000, $291,000 and $801,000 for fiscal 2010, 2009, and 2008, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2010	2009
Land and land improvements	$2,545	$2,391
Buildings and improvements	6,037	5,819
Manufacturing equipment	10,433	11,036
Computer equipment and software	14,717	13,399
Office equipment, furniture and fixtures	1,762	1,704
Construction in progress	806	373
	36,300	34,722

Accumulated depreciation	(19,479)	(18,547)

Total property, plant and equipment, net	$16,821	$16,175

Depreciation expense was $2.5 million, $1.8 million and $1.5 million for fiscal 2010, 2009 and 2008, respectively.

In fiscal 2009, the Company sold its facility and grounds in the Netherlands.  The sales agreement also provided for a 33 month leaseback of a portion of the facility, with a monthly renewal option, for approximately $6,700 per month.  As a result of the sale and leaseback, approximately $8,000 of the gain from the sale was recognized upon the sale of the building, and the remaining $211,000 gain was deferred and will be amortized as an offset to rent expense over the leaseback period.  In fiscal 2010, the Company realized $77,000 of the deferred gain.  At September 30, 2010, the remaining unamortized deferred gain was $115,000.

6.	SALE OF INTEREST IN JOINT VENTURE

The Company reached an agreement with its joint venture partner in December 2006 pursuant to which the Company sold its interest in InspX to the InspX joint venture.  Under the agreement, InspX redeemed the Company’s 50% interest in the joint venture in exchange for $1,500,000 plus a contingent payment.  The contingent portion of the sale price consisted of an additional $500,000, which was payable if specified events occurred by December 31, 2008.  These contingent events did not occur and, as a result, no contingent payment was due to the Company.  There had been no value recorded related to the contingent amount.  The $1,500,000 portion of the sale price consists of  $750,000 in cash that was paid to the Company in December 2006 and a $750,000 term note payable on September 30, 2009 bearing interest at 5% per annum payable quarterly until the note is paid in full.  The note was amended in fiscal 2009 to reschedule the payments over an eight-month period ending May 31, 2010.  The note was unsecured and, due to uncertainty related to the ultimate collectability of the note, the Company established an allowance in fiscal 2007 for the doubtful note receivable for the full amount of the note.    During fiscal 2010, the Company collected the full amount of the note.  Of the amounts collected, $275,000 was recorded as income upon the reversal of the related allowance in fiscal 2009 and $475,000 in fiscal 2010.

7.	INVESTMENT IN PRODITEC

In fiscal 2009, the Company acquired a 15% minority interest in Proditec SAS, a French manufacturer of automated, solid dose pharmaceutical inspection systems for approximately $1.5 million.  The Company has certain tag along rights related to any capital changes at Proditec and may sell its shares to any third party subject to Proditec’s by-laws and right of pre-emption by Proditec.  This investment is being accounted for under the cost method of accounting.

In fiscal 2009, the Company recorded an impairment charge of $219,000 to reduce its investment from cost to its estimated fair value based on the value of its right to resell its investment to Proditec at its original purchase price.  These rights have subsequently lapsed.  As of September 30, 2010, the investment has a carrying value of approximately $1.2 million and the fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated, on at least a quarterly basis, for potential other-than-temporary impairment or when an event of change in circumstances has occurred, that may have a significant adverse effect on the fair value of the investment.

8.	FINANCING AGREEMENTS

The Company’s domestic credit facility provides a revolving line of credit facility to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit facility matures on September 30, 2011.  The credit facility bears interest, at the Company’s option, of either the lender’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) plus 1.75% per annum.  At September 30, 2010, the interest rate would have been 2.0% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At September 30, 2010, the Company had no outstanding borrowings under the revolving line of credit facility and $250,000 in standby letters of credit.  At September 30, 2009, the Company had no borrowings under the revolving line of credit facility and $150,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.9 million was outstanding as of September 30, 2010.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At September 30, 2010, the Company was in compliance with its loan covenants.

Principal payments on long-term debt are as follows:

Year Ended September 30,	(In thousands)
2010	$333
2011	345
2012	364
2013	380
2014	397
Thereafter	4,057
Total	$5,876

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt at September 30, 2010 approximates its carrying value.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals $3.4 million and includes an operating line of the lesser of $2.0 million or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of $1.4 million.  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2010, the interest rate was 6.35%.  At September 30, 2010, the Company had no borrowings under this facility and had received bank guarantees of $636,000 under the bank guarantee facility.  At September 30, 2009, the Company had no borrowings under this facility and had received bank guarantees of $2.5 million under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

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

At September 30, 2010, the Company had an interest rate swap of $5.9 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At September 30, 2010, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Consolidated Balance Sheet was $279,000.  There were no gains or losses recognized as part of net earnings in the Consolidated Statement of Operations related to the swap agreement during the fiscal year ended September 30, 2010, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, decreases in the fair value of the interest rate swap of $378,000 during fiscal 2010 were recorded as part of Other Comprehensive Income in the Equity section of the Company’s Consolidated Balance Sheet.  During fiscal 2010, the Company recorded $159,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At September 30, 2010, the Company had a one-month undesignated forward exchange contract for €4.0 million ($5.5 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $370,000 were recorded for forward exchange contracts in the year ended September 30, 2010 in Other income (expense) on the Company’s Consolidated Statement of Operations.  At September 30, 2010, the Company had liabilities of $613,000 under these forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.  At September 30, 2009, the Company had liabilities of $82,000 under these forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.

10.	FAIR VALUE MEASUREMENTS

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

	Fair Value Measurements at September 30, 2010, (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Money market funds	$5,006	$-	$-	$5,006
Derivatives:
Interest rate swap	-	(279)	-	(279)
Forward exchange contracts	-	0	-	0

At September 30, 2010, the Company had long-term debt of approximately $5.9 million.  The Company’s long-term debt is recorded at historical cost, and the Company has not elected to fair value such financial instruments.  The estimated fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

The Company has a leased operating facility in Oregon the lease on which expires in 2012, with a five-year renewal option.  The Company has leased an operating facility in The Netherlands under a lease that expires in 2013, with successive five-year renewal options.  The Company also has a leased warehouse facility in the Netherlands which expires in 2012 with a one-year renewal option, as well as leased office space for sales and service and other activities in Australia, Mexico, Belgium and China, and other leased facilities in Walla Walla.  The Company also has leased vehicles, primarily in international locations.

Subsequent to the end of the fiscal year, the Company entered into a property lease in Walla Walla for a Customer Visit Center.  The lease is for a five-year period with two five-year renewal periods, at approximately $120,000 per year.  The Company has the option to purchase the facility at any time over the rental period initially for $1.7 million and declining values thereafter.

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1.0 million for the year ended September 30, 2010, $1.1 million for the year ended September 30, 2009, and $1.9 million for the year ended September 30, 2008.

The following is a schedule of future minimum rental required under operating leases and future rental expense (in thousands):

Year Ending September 30,	Rental Payments	Rental Expense
2011	$946	$869
2012	753	714
2013	361	361
2014	106	106
2015	48	48
Thereafter	0	0
Total	$2,214	$2,099

12.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

At September 30, 2010, the Company had standby letters of credit totaling $886,000, which includes secured bank guarantees under the Company’s domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $636,000 of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries credit facility, $100,000 of outstanding performance guarantees secured by bank guarantees under the Company’s domestic credit facility and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

13.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2010	2009	2008
Current:
Federal	$1,708	$(583)	$2,519
Foreign	(217)	(171)	434
State	115	(12)	212
	1,606	(766)	3,165
Deferred:
Federal	740	576	110
Foreign	(591)	(657)	280
State	11	(10)	20
	160	(91)	410
Valuation reserves:
Federal	(355)	(157)	304
Foreign	133	138	(364)
State	(20)	(2)	-
	242	(21)	(60)
Total income tax expense (benefit)	$1,524	$(878)	$3,515

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2010	2009
Deferred tax asset:
Reserves and accruals	$3,058	$3,020
Tax benefits of share-based payments	1,119	731
Translation adjustment to equity	(175)	(244)
Unrealized changes in value of derivatives to equity	95	(34)
Deferred tax liability:
Accumulated depreciation	(778)	(38)
Intangible assets	(237)	(521)
Net deferred tax asset	$3,082	$2,914
Net deferred tax:
Current asset	$2,893	$3,464
Long-term asset	1,076	38
Long-term liability	(887)	(588)
Net deferred tax asset	$3,082	$2,914

At September 30, 2010, the Company had valuation reserves of approximately $188,000 for deferred tax assets for capital loss carry forwards, the valuation impairment and other changes in the carrying value of its investment in Proditec and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward period.  During fiscal 2010, the Company recorded $34,000 of valuation reserves related to changes in the carrying value its investment in Proditec, reversed $171,000 of valuation reserves upon reversal of its doubtful accounts allowance on its note receivable from the sale of its interest in the InspX joint venture, and reversed $105,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on its corporate income tax return.  There were no other valuation allowances at September 30, 2010 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

During fiscal 2009, the Company recorded $79,000 of valuation reserves related to impairment charges on its investment in Proditec and reversed $99,000 of valuation reserves upon partial reversal of its doubtful accounts allowance on its note receivable from the sale of its interest in the InspX joint venture.  During fiscal 2008, $60,000 of net valuation reserves for combined U.S. and Australian deferred taxes were eliminated due to the final dissolution of the related Australian entity.

Income tax expense (benefit) is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2010	2009	2008
Statutory rates	34.0%	(34.0)%	34.0%
Increase (reduction) in income taxes resulting from:
Domestic production deduction	(1.9)	-	(1.7)
Research and development credit	(0.5)	(16.9)	(0.2)
Changes in tax law, R&D credit	-	(11.7)	-
State income taxes, net of federal benefit	1.4	(1.3)	1.4
Tax exempt interest	(0.1)	(3.7)	(1.9)
Valuation reserve - capital losses	(1.9)	-	-
Valuation reserve - InspX	(3.1)	(6.8)	-
Valuation reserve - Proditec	0.6	5.4	-
Meals and entertainment deduction limitation	1.1	4.7	0.8
Non-deductible stock compensation	0.1	(0.4)	0.1
Other permanent differences	(0.2)	0.6	(0.5)
Income tax combined effective rate	29.5%	(64.1)%	32.0%

In fiscal 2009, the Emergency Economic Stabilization Act of 2008 was enacted.  As part of the legislation, the existing R&D credit was retroactively renewed and extended to December 31, 2009.  Due to this change in tax law, the Company recorded approximately $160,000 of additional R&D tax credits in fiscal 2009 related to R&D expenditures incurred during fiscal 2008.  The R&D credit was effective for the Company for only the first fiscal quarter of 2010 prior to its enacted expiration date.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2009	$113,000
Additions based on tax positions related to the current period	16,000
Additions for tax positions of prior period	-
Reductions for tax positions of prior periods	(32,000)
Settlements	-
Balance at September 30, 2010	$97,000

As of September 30, 2010, the amount of unrecognized tax benefits, which if recognized would favorably affect the Company’s effective tax rate, is $97,000.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   The Company is primarily no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2005.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented.    As of September 30, 2010 and 2009, the Company had accrued $40,000 and $50,000, respectively, for possible interest and penalties.

14.	SHARE-BASED COMPENSATION PLANS

At September 30, 2010, the Company had two share-based compensation plans, which are shareholder-approved, as described below.  The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards.

Share-based compensation costs charged against income are as follows:

	Fiscal year ended September 30, 2010	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008
Cost of goods sold	$119	$90	$214
Operating expenses	1,677	817	1,326
Total share-based compensation expense	1,796	907	1,540
Income tax benefit	641	320	548

Approximately $27,000, $5,000 and $5,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2010, September 30, 2009, and September 30, 2008, respectively.

As of September 30, 2010, the total unrecognized compensation cost related to these plans was $2.3 million and was comprised of: $2.3 million related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.74 years and $24,000 related to performance-based stock awards that are expected to be recognized over achieved weighted-average period of .14 years.

Employees’ Stock Incentive Plan—Under the 2003 Restated Employees’ Stock Incentive Plan (the “Incentive Plan”), eligible employees may receive either incentive stock options or non-qualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant.  Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options.  The contractual term for these options varies from 5-10 years.  The option exercise price is the fair market value of the underlying stock at the date of grant.  In addition, under the Incentive Plan, eligible employees may be granted restricted stock awards which vest either on employment-based or performance-based measures.  At September 30, 2010, the total number of shares reserved for issuance under the Incentive Plan was 499,925, of which 81,924 were available for grant.  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatilities are based on historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model:  separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Note five-year rate in effect at the time of grant.  There were no options granted in fiscal 2010, 2009 or 2008.

Incentive Stock Options

A summary of option activity under the Incentive Plan as of September 30, 2010 and the year then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2009	55,000	$8.64	-	-
Granted	-	-	-	-
Exercised	(5,000)	$9.13	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2010	50,000	$8.59	$2.71	$243
Exercisable at September 30, 2010	50,000	$8.59	$2.71	$243

The total intrinsic value of options exercised during the years ended September 30, 2010, 2009 and 2008 was $22,000, $138,000 and $1.3 million, respectively.  No shares vested in fiscal 2010 or fiscal 2009.  The fair value of shares vested during fiscal 2008 was $16,000.

As of September 30, 2010, there was no unrecognized compensation cost related to stock options granted under the Incentive Plan.

Service-Based Stock Awards—Under the Incentive Plan, the Company may award service-based stock grants to selected executives and other key employees whose vesting is contingent upon meeting the required service period, generally two or three years, and in the case of certain executives, in increments over a three-year period, or in the case of members of the Board of Directors, one year.  The fair value of these grants is based on the closing fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service period.  Stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

The summary of activity for service-based stock awards as of September 30, 2010, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2009	121,170	$20.27
Granted	279,970	$11.93
Vested	(77,158)	$16.00
Forfeited	(31,482)	$12.45
Non-vested and expected to vest balance at September 30, 2010	292,500	$14.25

The number of shares granted in fiscal 2010 that vest in one year was 20,935; 225,626 vest in annual increments over three years; and 33,409 vest in three years.  The total fair value of shares vested in fiscal 2010, 2009, and 2008 was $1.1 million, $351,000, and $1.3 million, respectively.  As of September 30, 2010, there was $2.3 million of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 0.91 years.  In fiscal 2009, the Company granted 55,831 shares of service-based awards with a weighted average grant date fair value of $13.32.  In fiscal 2008, the Company granted 63,238 shares of service-based awards with a weighted average grant date fair value of $33.62.

Employee Performance-Based Stock Awards—In fiscal 2010, the Company awarded shares of performance-based stock grants to selected executives.  The lapse of restrictions on some of the awards is contingent on achievement of performance-based objectives as determined by the Compensation Committee of the Board of Directors for the fiscal year ended September 30, 2010 and others over a three-year period ending September 30, 2012.  In fiscal 2009, the Company awarded shares of performance-based stock grants to the Company’s Chief Executive Officer, the lapse of restrictions on which is contingent on achievement of performance objectives as determined by the Compensation Committee of the Board of Directors over a three-year period ending September 30, 2011.  This award was subsequently cancelled in fiscal 2009.  In fiscal 2008, the Company awarded shares of performance-based stock grants to selected executives, the lapse of restrictions on which is contingent on achievement of performance objectives, as determined by the Compensation Committee of the Board of Directors, over a three-year period ending September 30, 2010.    Recipients of performance-based stock awards must also continue to be employed by the Company into the month of December following the end of the three-year period for the restrictions on the awards to lapse.

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

A summary of the activity for performance-based stock awards as of September 30, 2010, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2009	21,103	$34.79
Granted	83,278	$10.75
Vested	-	-
Forfeited	(28,880)	$28.32
Non-vested balance at September 30, 2010	75,501	$10.75

The total fair value of shares that vested in fiscal 2010, 2009 and 2008 was $0, $0 and $1.1 million, respectively.  The Company estimates it is probable that the performance based objectives will be achieved on 15,718 of these awards.  No compensation cost is expected to be recognized on the remainder of these awards as it is less than probable the related performance goals will be achieved.  As of September 30, 2010, there was $24,000 of total unrecognized compensation cost related to performance-based stock awards that are considered probable which is expected to be recognized over achieved weighted-average period of 0.14 years.  In fiscal 2009, the Company granted 10,801 shares of performance based awards with a grant date fair value of $17.31.  In fiscal 2008, the Company granted 26,603 shares of performance-based awards with a grant date fair value of $34.78.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 380,712 remained available at September 30, 2010.

During the years ended September 30, 2010, 2009 and 2008, the Company issued 8,344, 10,900 and 3,757 shares, respectively, under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees.  The value of these awards is amortized to expense over the vesting period with final valuation measured on the vesting date.  At September 30, 2010, there were no shares outstanding and there were no awards during fiscal 2010.  There were no awards during fiscal 2009.  There were 2,000 shares granted to non-employees during fiscal 2008 on which the restrictions lapsed during fiscal 2008.  The weighted-average fair value of these shares was $33.40 at the grant date, and at the vesting dates the aggregate intrinsic value of these shares was $67,000.

Cash received from option exercises and employee stock purchase plan purchases was $138,000, $145,000 and $687,000 for the years ended September 30, 2010, 2009 and 2008, respectively.  The tax benefit to be realized for the tax deductions from option exercises and restricted shares vesting under the share-based payment arrangements was $406,000, $206,000 and $1.7 million for the years ended September 30, 2010, 2009 and 2008, respectively.

15.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective November 27, 2006 to repurchase up to 500,000 shares of its common stock.  The Company intends to retire the shares upon repurchase.  Following certain share repurchases, in fiscal 2009 the Board of Directors increased the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  There were no repurchases in fiscal 2010.  In fiscal 2009, the Company purchased and retired 671,250 shares at an average price of $14.84 per share.  Included in these amounts was the repurchase of 23,325 shares of its Common Stock from Michael L. Shannon, an independent director of the Company.  The shares were purchased at an average price of $15.01 per share based on the daily closing price of the Company’s Common Stock on The NASDAQ Global Market

less $0.03 per share.  The total purchase price paid to Mr. Shannon was approximately $350,000.  The purchase transactions were previously approved by the Nominating and Corporate Governance Committee and the Company’s Board of Directors.  There were no repurchases in fiscal 2008.  The aggregate purchase price of the shares repurchased under the program has been reflected as a reduction in shareholders’ equity.

16.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all employees.  The Company matches 50% of employee contributions for a maximum match of 4% of each participating employee’s compensation.  The matching contributions were temporarily suspended in March 2009 and reinstated during fiscal 2010.  The Company contributed $245,000, $473,000 and $754,000 in matching funds to the plan for the years ended September 30, 2010, 2009 and 2008, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees either as contributions into the plan or as cash distributions.  Discretionary profit sharing contributions are determined annually by the Board of Directors.  Profit sharing plan expense was $287,000 (cash distribution), $0 and $527,000 (401K plan contribution) for the years ended September 30, 2010, 2009, and 2008, respectively.

17.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2010	2009	2008
Net sales by product category:
Automated inspection systems	$51,955	$48,188	$55,968
Process systems	41,338	36,507	56,603
Parts and service	22,511	20,755	21,515

Total net sales by product category	$115,804	$105,450	$134,086

Net sales for service were less than 10% of total net sales for the years ended September 30, 2010, 2009 and 2008, respectively, and are therefore summarized with parts and service.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes information about geographic areas:

	Year Ended September 30,
	2010	2009	2008
Net sales:
Domestic	$57,682	$59,922	$66,731
International	58,122	45,528	67,355

Total net sales	$115,804	$105,450	$134,086

Long-lived assets:
Domestic	$18,035	$18,467	$11,196
International	2,556	2,502	2,301

Total long-lived assets	$20,591	$20,969	$13,497

There was no customer that accounted for greater than 10% of net sales during fiscal 2010. There were two customers that individually accounted for 10% of net sales during fiscal 2009.  There were two customers that accounted for 14% and 13%, respectively, of net sales during fiscal 2008.  No single country outside the United States accounted for more than 10% of net sales in 2009, 2008 or 2007.  Location of the customer is the basis for the categorization of net sales.

* * * * * *

SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2010 and 2009 (in thousands, except per share data):

2010 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$22,443	$30,728	$31,640	$30,994	$115,804
Gross profit	7,865	10,802	10,455	11,031	40,153
Net earnings (loss)	(57)	1,394	1,314	986	3,638
Net earnings (loss) per share—basic	$(0.01)	$0.27	$0.25	$0.19	$0.69
Net earnings (loss) per share—diluted	$(0.01)	$0.26	$0.25	$0.19	$0.69

2009 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$27,375	$23,250	$26,209	$28,616	$105,450
Gross profit	11,316	8,132	9,600	9,976	39,023
Net earnings (loss)	569	(1,469)	455	(45)	(491)
Net earnings (loss) per share—basic (1)	$0.10	$(0.29)	$0.09	$(0.01)	$(0.10)
Net earnings (loss) per share—diluted (1)	$0.10	$(0.29)	$0.09	$(0.01)	$(0.10)

Note:  Annual totals may not agree to the summarization of quarterly information due to insignificant rounding and the required calculation conventions.

(1)    Prior period earnings per share data have been adjusted retrospectively to conform with new accounting pronouncements which became effective for the Company on October 1, 2009.  The effect of this retrospective adjustment was not material.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s internal control over financial reporting as of September 30, 2010 and concluded that the Company’s internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

There is hereby incorporated by reference the information under the captions “Information About Key’s Board of Directors”, “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2010.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the captions “Compensation Discussion and Analysis,” “Compensation and Management Development Committee Report” and “Executive Compensation” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption “Principal Shareholders” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2010.

Equity Compensation Plan Information

The following table provides information as of September 30, 2010 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Shareholders
2003 Restated Employees’ Stock Incentive Plan	50,000		$8.59		81,924	(1)
Restated 1996 Employee Stock Purchase Plan		-		-	380,712
Equity Compensation Plans Not Approved by Shareholders	-		-		-
Total	50,000		$8.59		462,636

(1)	The number of securities remaining may be used for issuance of either options or restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has no transactions with related persons, and hereby incorporates by reference the information under the caption “Information About Key’s Board of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2010.

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

3.      Exhibits:

(3)           Articles of Incorporation and Bylaws

(3.1)
Registrant’s Restated Articles of Incorporation of Key Technology, Inc. (as of May 6, 2008) (filed as Exhibit 3.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008 and incorporated herein by reference)

(3.2)
Registrant’s Amended and Restated Bylaws (as amended through May 7, 2008) (filed as Exhibit 3.2 to the Form 10-K filed with the Securities and Exchange Commission on December 12, 2008 and incorporated herein by reference)

(4)           Instruments defining the rights of security holders, including indentures

(4.1)
Registrant’s Second Amended and Restated Rights Agreement, dated as of November 13, 2007, between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 19, 2007 and incorporated herein by reference)

(10)           Material contracts

(10.1)
Credit Agreement, dated August 8, 2002, between Suplusco Holding B.V., Key Technology B.V. and ABN AMRO Bank N.V. (filed as Exhibit 10.22 to the Form 10-Q filed with the Securities and Exchange Commission on February 14, 2003 and incorporated herein by reference)

(10.2)*
Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 12, 2005 and incorporated herein by reference)

(10.3)*
Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on September 12, 2005 and incorporated herein by reference)

(10.4)*	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on February 14, 2006 and incorporated herein by reference)
(10.5)*
Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.6)
Offer Letter effective September 25, 2006, between Registrant and David M. Camp (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 26, 2006 and incorporated herein by reference)

(10.7)*
2003 Restated Employees’ Stock Incentive Plan (as approved by the shareholders of the Company on February 6, 2008) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 28, 2008 and incorporated herein by reference)

(10.8)
Loan Agreement, dated December 10, 2008, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2008 and incorporated herein by reference)

(10.9)
Amendment No. 1 to Loan Agreement, dated February 16, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.9 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009)

(10.10)
Amendment No. 2 to Loan Agreement, dated September 30, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 9, 2009 and  incorporated herein by reference)

(10.11)*	Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.11 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009)
(10.12)*	Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.12 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009)
(10.13)*	Form of Restricted Stock Bonus Agreement (Three-Year Performance Vesting) (filed as Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.

By:	/s/ David M. Camp
David M. Camp
President and Chief Executive Officer

By:	/s/ John J. Ehren
John J. Ehren
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By:	/s/ James R. Brausen
James R. Brausen
Corporate Controller (Principal Accounting Officer)

December 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles H. Stonecipher	December 10, 2010
Charles H. Stonecipher, Chairman

/s/ John E. Pelo	December 10, 2010
John E. Pelo, Director

/s/ Richard Lawrence	December 10, 2010
Richard Lawrence, Director

/s/ Michael L. Shannon	December 10, 2010
Michael L. Shannon, Director

/s/ Donald A. Washburn	December 10, 2010
Donald A. Washburn, Director

/s/ David M. Camp	December 10, 2010
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