Form 10-Q
period 2011-06-30
KEY TECHNOLOGY INC
filed 2011-08-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2011

or

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

The number of shares outstanding of the registrant's common stock, no par value, on July 29, 2011 was 5,334,865 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2011

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6.	Exhibits	26

SIGNATURES	27

EXHIBIT INDEX	28

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND SEPTEMBER 30, 2010

	June 30, 2011	September 30, 2010
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$31,829	$29,096
Trade accounts receivable, net of allowance for doubtful accounts of $309 and $438, respectively	11,026	13,250
Inventories:
Raw materials	8,486	6,584
Work-in-process and sub-assemblies	10,463	9,685
Finished goods	4,523	4,922
Total inventories	23,472	21,191
Deferred income taxes	2,612	2,893
Prepaid expenses and other assets	4,441	3,090
Total current assets	73,380	69,520
Property, plant and equipment, net	18,573	16,821
Deferred income taxes	1,715	1,076
Goodwill	2,524	2,524
Investment in Proditec	1,178	1,178
Intangibles and other assets, net	139	148
Total	$97,509	$91,267

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,425	$6,461
Accrued payroll liabilities and commissions	5,921	6,606
Customers' deposits	9,452	8,272
Accrued customer support and warranty costs	2,986	2,362
Customer purchase plans	568	934
Income taxes payable	554	589
Current portion of long-term debt	343	333
Other accrued liabilities	2,551	2,488
Total current liabilities	29,800	28,045
Long-term debt	5,283	5,542
Deferred income taxes	2,344	887
Other long-term liabilities	199	455
Shareholders' equity:
Common stock	20,860	20,006
Retained earnings and other shareholders' equity	39,023	36,332
Total shareholders' equity	59,883	56,338
Total	$97,509	$91,267

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(in thousands, except per share data)

Net sales	$33,800	$31,640
Cost of sales	21,586	21,185
Gross profit	12,214	10,455
Operating expenses:
Sales and marketing	4,972	4,450
Research and development	1,800	1,669
General and administrative	2,258	2,175
Amortization of intangibles	4	291
Total operating expenses	9,034	8,585
Gain (loss) on disposition of assets	(1)	92
Earnings from operations	3,179	1,962
Other expense	(174)	(85)
Earnings before income taxes	3,005	1,877
Income tax expense	969	563
Net earnings	$2,036	$1,314

Net earnings per share
- basic	$0.38	$0.25
- diluted	$0.38	$0.25

Shares used in per share calculations - basic	5,334	5,290

Shares used in per share calculations - diluted	5,352	5,307

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(in thousands, except per share data)

Net sales	$89,876	$84,810
Cost of sales	60,201	55,688
Gross profit	29,675	29,122
Operating expenses:
Sales and marketing	14,017	13,052
Research and development	4,796	4,980
General and administrative	6,747	6,557
Amortization of intangibles	12	926
Total operating expenses	25,572	25,515
Gain (loss) on disposition of assets	(20)	91
Earnings from operations	4,083	3,698
Other income (expense)	(397)	89
Earnings before income taxes	3,686	3,787
Income tax expense	1,116	1,136
Net earnings	$2,570	$2,651

Net earnings per share
- basic	$0.48	$0.50
- diluted	$0.48	$0.50

Shares used in per share calculations - basic	5,304	5,265

Shares used in per share calculations - diluted	5,323	5,282

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$2,570	$2,651
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Gain on sale of investment in joint venture	-	(475)
(Gain) loss on disposition of assets	20	(91)
Foreign currency exchange loss	40	70
Depreciation and amortization	2,150	2,759
Share based payments	1,121	1,267
Excess tax benefits from share based payments	(11)	69
Deferred income taxes	1,141	(183)
Deferred rent	(57)	(58)
Bad debt expense	(124)	55
Changes in assets and liabilities:
Trade accounts receivable	2,406	(417)
Inventories	(2,128)	(841)
Prepaid expenses and other current assets	(1,375)	(1,060)
Income taxes receivable	147	780
Accounts payable	886	1,032
Accrued payroll liabilities and commissions	(805)	547
Customers’ deposits	1,100	771
Accrued customer support and warranty costs	516	97
Income taxes payable	(87)	619
Other accrued liabilities	(475)	508
Other	(8)	56

Cash provided by operating activities	7,027	8,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	15	91
Purchases of property, plant and equipment	(3,878)	(1,562)
Sale of investment in joint venture	-	700

Cash used in investing activities	(3,863)	(771)

See notes to condensed unaudited consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2011 AND 2010

	2011	2010
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(249)	(239)
Excess tax benefits from share based payments	11	(69)
Proceeds from issuance of common stock	117	114
Exchange of shares for statutory withholding	(379)	(198)

Cash used in financing activities	(500)	(392)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	69	(400)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,733	6,593

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	29,096	18,142

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$31,829	$24,735

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$188	$227
Cash paid (refunded) during the period for income taxes	$(75)	$(55)

See notes to condensed unaudited consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2011

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  The results of operations for the nine-month period ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2011 and the results of its operations and its cash flows for the three-month and nine-month periods ended June 30, 2011 and 2010.

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

2.	Share-based compensation

During the nine-month period ended June 30, 2011, the Company granted 51,970 shares of service-based stock awards.  The fair value of these grants was $17.94 per share based on the fair market value at the grant date.   The restrictions on these shares lapse at the end of the required service periods ranging from February 2012 through December 2013.  During the nine-month period ended June 30, 2011, the Company also granted 60,212 shares of performance-based stock awards.  The fair value of these grants ranged from $13.32 to $17.94 per share based on the fair market value at the grant date.  The restrictions on 7,415 shares of these grants lapse upon achievement of performance-based objectives for the fiscal year ending September 30, 2011 and continued employment through December 15, 2011.  The restrictions on 52,797 shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2013 and continuous employment through December 16, 2013.  The Company estimates that it is less than probable that the performance-based objectives on any of the performance based awards granted in fiscal 2011 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2011 related to these awards.

Share-based compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Cost of goods sold	$32	$31	$80	$68
Operating expenses	329	394	1,041	1,199
Total share-based compensation expense	$361	$425	$1,121	$1,267

Share-based compensation expense remaining capitalized in inventory at June 30, 2011 and 2010 was $16,000 and $14,000, respectively.

3.	Earnings per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	For the three months ended June 30, 2011			For the three months ended June 30, 2010
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$2,036	5,334	$0.38	$1,314	5,290	$0.25
Effect of dilutive securities:
Common stock options	-	18		-	17
Diluted EPS:
Earnings plus assumed conversions	$2,036	5,352	$0.38	$1,314	5,307	$0.25

	For the nine months ended June 30, 2011			For the nine months ended June 30, 2010
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$2,570	5,304	$.48	$2,651	5,265	$.50
Effect of dilutive securities:
Common stock options	-	19		-	17
Diluted EPS:
Earnings plus assumed conversions	$2,570	5,323	$.48	$2,651	5,282	$.50

   The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares at June 30, 2011 and 2010 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Common shares from:
Assumed exercise of stock options	-	10,000	-	10,000

The options expire on dates beginning in February 2012 through February 2015.  The restrictions on stock grants may lapse between July 2011 and December 2013.

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

At June 30, 2011, the Company had an interest rate swap of $5.6 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At June 30, 2011, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $71,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statement of Operations related to the swap agreement during the nine months ended June 30, 2011, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of ($111,000) and $208,000 during the three and nine-month periods ending June 30, 2011 were recorded as part of Other comprehensive income in the Equity section of the Company’s Unaudited Condensed Consolidated Balance Sheet.  During the three and nine-month periods ended June 30, 2011, the Company recorded $38,000 and $115,000, respectively, as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At June 30, 2011, the Company had a one-month undesignated forward exchange contract for €4.2 million ($6.1 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net losses of $165,000 and $363,000, respectively were recorded for forward exchange contracts in the three and nine-month periods ended June 30, 2011 as a component of foreign currency losses in Other income (expense) on the Company’s Unaudited Condensed Consolidated Statement of Operations.  The losses on the Company’s foreign exchange contracts are generally offset by gains recorded on the underlying assets or liabilities held in foreign currencies.  At June 30, 2011, the Company had liabilities of $108,000 for settlements of forward contracts in Other accrued liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2010, the Company had liabilities of $613,000 for forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.

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

	Fair Value Measurements at June 30, 2011 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Money market funds	$5,012	$-	$-	$5,012
Derivatives:
Interest rate swap	-	$(71)	-	$(71)
Forward exchange contracts	-	$0	-	$0

At June 30, 2011, the Company also had long-term debt of approximately $5.6 million.  The Company’s long-term debt is recorded at historical cost and the Company has not elected to fair value such financial instruments.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At June 30, 2011, the Company’s minority interest in Proditec SAS had a carrying value of approximately $1.2 million.  This investment is being accounted for under the cost method.  The fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated, on at least a quarterly basis, for potential other-than-temporary impairment or when an event of change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.	Financing arrangements

The Company’s domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At June 30, 2011, the interest rate would have been 1.92% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At June 30, 2011, the Company had no outstanding borrowings under the revolving line of credit and $250,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.6 million was outstanding as of June 30, 2011.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At June 30, 2011, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands was renewed in fiscal 2011 and provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.5 million) and includes an operating line of the lesser of €250,000 ($363,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.1 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At June 30, 2011, the interest rate was 6.20%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At June 30, 2011, the Company was in compliance with its loan covenants. At June 30, 2011, the Company had no borrowings under this facility and had received bank guarantees of €1.1 million ($1.5 million) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

8.      Comprehensive income

The calculation of comprehensive income is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2011	2010	2011	2010
Components of comprehensive income:
Net earnings	$2,036	$1,314	$2,570	$2,651
Other comprehensive income (loss) -
Foreign currency translation adjustment	(5)	(123)	(24)	(274)
Unrealized changes in value of derivatives	(111)	(284)	208	(205)
Income tax (expense) benefit related to items of comprehensive income (loss)	36	139	(63)	163
Total comprehensive income	$1,956	$1,046	$2,691	$2,335

9.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2011 and 2010 (in thousands) is as follows:

	Nine months ended June 30,
	2011	2010
Beginning balance	$1,954	$2,122
Warranty costs incurred	(3,134)	(2,112)
Warranty expense accrued	3,596	2,061
Translation adjustments	71	(99)
Ending balance	$2,487	$1,972

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

Bank guarantees and letters of credit

At June 30, 2011, the Company had standby letters of credit totaling $1.8 million, which includes secured bank guarantees under the Company’s domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $1.5 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiaries’ credit facility, $100,000 of outstanding performance guarantees secured by bank guarantees under the Company’s domestic credit facility and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

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

The worldwide economy, tight credit markets for customers, and competitive pricing pressures continued to challenge the Company in the first nine months of fiscal 2011.  In response to continued excess industry capacity, the market continued to see very aggressive pricing efforts to stimulate demand, which increased the competitive pricing pressure on the Company.  Order volumes for the first nine months of fiscal 2011, compared to the first nine months of fiscal 2010, were down modestly across most of the Company’s major markets and primarily in automated inspection system products.

During the third quarter of fiscal 2011, the Company continued to focus on several long-term market initiatives which it started to implement in fiscal 2010:

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

Current period – third quarter of fiscal 2011

In the third quarter of fiscal 2011, the Company’s net sales and net earnings increased while order volume and backlog decreased compared to the corresponding period in the prior fiscal year.  Net sales of $33.8 million in the third fiscal quarter of 2011 were $2.2 million, or 7%, higher than net sales of $31.6 million in the corresponding quarter a year ago.  International sales were 46% of net sales for the third fiscal quarter of 2011, compared to 57% in the corresponding prior year period.  Net earnings for the third quarter of fiscal 2011 were $2.0 million, or $0.38 per diluted share.  Net earnings for the corresponding period last year were $1.3 million, or $0.25 per diluted share.  The net earnings increase in the third quarter of fiscal 2011 was primarily due to higher net sales and gross profit margins.  Increases in automated inspection systems sales were partially offset by a reduction in process system sales.  Gross profit was favorably affected by higher production volumes and a stronger shipment mix favoring higher margin automated inspection systems, including ADR and upgrade systems.  Backlog of $28.3 million at the end of the third fiscal quarter of 2011 represented a $1.5 million, or 5%, decrease from the backlog of $29.9 million at the end of the corresponding quarter a year ago.  Customer orders in the third quarter of fiscal 2011 of $23.8 million were down $5.9 million, or 20%, compared to orders of $29.7 million in the third quarter of fiscal 2010.  Orders decreased across the Company’s major geographic areas, markets and product lines.  Orders decreased across the Company’s major geographic areas, markets and product lines due primarily, the Company believes, to continuing uncertain economic conditions and restrictive credit conditions in its principal markets.

First nine months of fiscal 2011

Net sales increased in the first nine months of fiscal 2011, while order volume and net earnings decreased compared to the corresponding period in the prior fiscal year.  Net sales increased in automated inspection systems, process systems, and parts and service.  The increase in net sales occurred in the Company’s major markets, primarily in North America.  Net sales of $89.9 million for the first nine months of fiscal 2011 were $5.1 million, or 6%, higher than net sales of $84.8 million in the corresponding period a year ago.  Given our backlog and shipment schedule, we expect net sales in the fourth quarter of fiscal 2011 to be lower than the net sales recorded in the fourth quarter of fiscal 2010.  International sales were 40% of net sales for the first nine months of fiscal 2011 compared to 49% in the corresponding prior year period.  Customer orders in the first nine months of fiscal 2011 of $82.9 million were down $2.0 million, or 2%, compared to the orders of $84.9 million in the first nine months of fiscal 2010.  Customer orders decreased primarily in automated inspection systems and across the Company’s major markets, and primarily in the North America and Latin America geographic regions.  The Company anticipates an increase in orders in the fourth quarter compared to the quarter just ended, with the expected finalization of some sizeable opportunities and continued penetration of new product releases including Veo™ and Horizon™.  Net earnings for the first nine months of fiscal 2011 were $2.6 million, or $0.48 per diluted share.  The net earnings for the corresponding nine-month period last year were $2.7 million, or $0.50 per diluted share.  The decrease in net earnings is primarily due to higher net sales being offset by lower gross margin percentages and higher other expense compared to the corresponding prior period in which the Company recorded a $475,000 gain on the sale of the InspX joint venture.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company typically has a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At June 30, 2011, the Company had invoiced $2.2 million, compared to $1.5 million at September 30, 2010, for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of June 30, 2011, the balance sheet included allowances for doubtful accounts of $309,000.  Amounts charged to bad debt expense for the nine-month period ended June 30, 2011 and 2010, respectively, were ($124,000) and $55,000, respectively.  Actual charges to the allowance for doubtful accounts for the nine-month periods ended June 30, 2011 and 2010, respectively, were $12,000 and $110,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At June 30, 2011, cumulative inventory adjustments to the lower of cost or market totaled $2.0 million compared to $2.0 million as of June 30, 2010.  Amounts charged to expense to record inventory at lower of cost or market for the nine-month periods ended June 30, 2011 and 2010 were $923,000 and $628,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $721,000 and $630,000 for the nine-month periods ended June 30, 2011 and 2010, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of June 30, 2011, the Company held $21.2 million of long-lived assets, net of depreciation and amortization.  There were no material changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of June 30, 2011, the balance sheet included warranty reserves of $2.5 million, while $3.1 million of warranty charges were incurred during the nine-month period then ended, compared to warranty reserves of $2.0 million as of June 30, 2010 and warranty charges of $2.1 million were incurred during the nine-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets, such as foreign tax credit carryovers, will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At June 30, 2011, the Company had valuation reserves of approximately $170,000 for deferred tax assets for capital loss carryforwards and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward periods.  During the nine-month period ended June 30, 2011, the Company reversed $18,000 of valuation reserves related to utilization of capital losses carry forwards.  There were no other valuation allowances at June 30, 2011 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2011, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Results of Operations

For the three months ended June 30, 2011 and 2010

Net sales increased $2.2 million, or 7%, to $33.8 million in the third quarter of fiscal 2011 from $31.6 million recorded in the corresponding quarter a year ago.  International sales for the three-month period were 46% of net sales compared to 57% in the corresponding prior year period.  Increases in net sales occurred primarily in automated inspection systems sales, up $4.5 million, or 38%.  Parts and service sales were up $178,000, or 3%, and process systems sales were down $2.5 million, or 18%.  The increase in automated inspection systems sales related to increased shipments in many of the major product lines, most significantly in upgrade and ADR systems sales.  The decrease in process systems sales related to decreased international shipments of vibratory products.  Automated inspection systems sales, including upgrade systems, represented 48% of net sales in the third quarter of fiscal 2011 compared to 37% of net sales in the third quarter of fiscal 2010.  Process systems sales represented 34% of net sales in the third quarter of fiscal 2011 compared to 44% during the third quarter of fiscal 2010, while parts and service sales accounted for 18% of the more recent quarter's net sales, down from 19% in the same quarter a year ago.  The Company expects net sales in the fourth quarter of fiscal 2011 to be lower than the net sales reported in the fourth quarter of fiscal 2010.

Total backlog was $28.3 million at the end of the third quarter of fiscal 2011 and was $1.6 million lower than the $29.9 million backlog at the end of the third quarter of the prior fiscal year.  Automated inspection systems backlog increased by $920,000, or 6%, to $17.5 million at the end of the third quarter of fiscal 2011 compared to $16.6 million at the same time a year ago.  The backlog increase for automatic inspection systems was most significantly related to the backlog for upgrades and tobacco systems.  Backlog for process systems was down $2.9 million, or 24%, to $9.2 million at June 30, 2011 compared to $12.1 million at June 30, 2010.  The decrease in the backlog for process systems was primarily a result of a decrease in vibratory product orders in North America.  Backlog by product line at June 30, 2011 was 62% automated inspection systems, 32% process systems, and 6% parts and service, compared to 55% automated inspection systems, 41% process systems, and 4% parts and service at June 30, 2010.

Orders decreased by $5.9 million, or 20%, to $23.8 million in the third quarter of fiscal 2011 compared to the third quarter new orders of $29.7 million a year ago.  Automated inspection systems orders decreased $3.5 million, or 29%, during the third quarter of fiscal 2011 to $8.3 million compared to $11.8 million in the third quarter of fiscal 2010.  Orders for process systems during the third quarter of fiscal 2011 decreased $2.5 million, or 21%, to $9.0 million from $11.5 million in the comparable quarter of fiscal 2010.  Orders for parts and service remained consistent at $6.4 million for the third quarters of fiscal 2011 and 2010.  The decrease in orders for automated inspection systems and process systems was across the Company’s major geographic regions and markets. Orders decreased across the Company’s major geographic areas, markets and product lines due primarily, the Company believes, to continuing uncertain economic conditions and restrictive credit conditions in its principal markets.

Gross profit for the third quarter of fiscal 2011 was $12.2 million compared to $10.5 million in the corresponding period last year.  Gross profit in the third quarter of fiscal 2011, as a percentage of net sales, increased to 36.1% compared to the 33.0% reported in the corresponding quarter of fiscal 2010.  As a percentage of net sales, the gross profit increase from the corresponding quarter a year ago was significantly related to the favorable impact of higher production volumes and an increase in the shipment mix toward higher margin automated inspection system sales, including ADR and upgrade system sales.

Operating expenses of $9.0 million for the third quarter of fiscal 2011 were 26.7% of net sales.  Operating expenses during the third quarter of fiscal 2011 were up in most areas compared to the $8.6 million of expenses for the third quarter of fiscal 2010, but down slightly on a percentage basis compared with the 27.1% of net sales for the third quarter of fiscal 2010.  The most significant change in operating expenses related to higher marketing, research and development and administrative spending, and increased sales expenses related to higher sales volumes partially offset by lower amortization costs.

Other expense for the third quarter of fiscal 2011 was $174,000 compared to other expense of $85,000 for the corresponding period in fiscal 2010.  Other expense increased in the third quarter of fiscal 2011 compared to the corresponding period in fiscal 2010 due largely to increases in net interest, bank fees and foreign currency exchange losses.

Net earnings for the quarter ending June 30, 2011 were $2.0 million, or $0.38 per diluted share.  Net earnings for the same period last year were $1.3 million, or $0.25 per diluted share.  The increase in net earnings in the third quarter of fiscal 2011, compared to the same quarter in fiscal 2010, was due to higher gross profit dollars related to higher sales, and a higher proportion of higher margin automated inspection system sales, including ADR and upgrade system sales, partially offset by higher operating expenses.

For the nine months ended June 30, 2011 and 2010

Net sales in the first nine months of fiscal 2011 increased by $5.1 million, or 6%, to $89.9 million compared to $84.8 million for the same period in fiscal 2010.  The increase in net sales occurred in the Company’s major markets, primarily in North America, partially offset by a decrease in net sales in the other geographic regions.  International sales for the more recent nine month period were 40% of net sales compared to 49% for the first nine months of fiscal 2010.  Increases in total net sales for the first nine months of fiscal 2011 compared to the same period in the prior year occurred in automated inspection system sales, up $3.8 million, or 10%, and in process systems sales, up $1.0 million, or 3%.  The increase in automated inspection systems sales related primarily to increases in the sales of ADR and Tegra® systems.  Included in automated inspection net sales are upgrade sales of $6.8 million for the first nine months of fiscal 2011, which increased $185,000, or 3%, compared to the same period in the prior year.  The increase in process system sales related primarily to increases in the sales of vibratory systems and other process equipment in North America, partially offset by a decrease in international sales of vibratory systems. Automated inspection systems sales, including upgrade systems, represented 47% of net sales in the first nine months of fiscal 2011 compared to 46% of net sales in the first nine months of fiscal 2010.  Process systems remained consistent at 35% of net sales for the first nine months of fiscal 2011 and 2010.  Parts and service and sales represented 18% of net sales from the first nine months of fiscal 2011, down from 19% of net sales for the same period in fiscal 2010. The Company expects net sales in the fourth quarter of fiscal 2011 to be lower than the net sales recorded in the fourth quarter of fiscal 2010.

Orders for the first nine months of fiscal 2011 decreased $2.0 million, or 2%, to $82.9 million compared to orders of $84.9 million for the first nine months of fiscal 2010.  Orders for automated inspection systems decreased $2.1 million, or 6%, to $35.8 million compared to $37.9 million in fiscal 2010.  Orders for process systems decreased $155,000, or 1%, to $30.0 million compared to $30.2 million in fiscal 2010.  Orders for parts and service were $17.2 million, up $233,000, or 1%, from $16.9 million in the prior year.  The decrease in orders from the prior year occurred primarily in the potato and processed fruit and vegetable markets, and in North America and Latin America, partially offset by increases in Europe and Asia Pacific in the fresh cut market.

Gross profit for the first nine months of fiscal 2011 was $29.7 million compared to $29.1 million in the corresponding period last year.  Gross profit as a percentage of net sales in the first nine months of fiscal 2011 decreased to 33.0%, compared to the 34.3% reported for the same period of fiscal 2010.  The gross profit decline for the first nine months of fiscal 2011 compared to the same period in fiscal 2010 was significantly related to the adverse impact of higher than expected costs associated with specific large projects and complex customer applications in the second quarter of fiscal 2011.  These costs have been reflected in the Company’s warranty expenses and allowances for warranties.  In addition, the gross profit decrease for the first nine months of fiscal 2011 also related to continued pricing pressures.

Operating expenses of $25.6 million for the first nine months of fiscal 2011 were 28.5% of sales compared with $25.5 million, or 30.1%, of sales for the first nine months of fiscal 2010.  Operating expenses for the first nine months of fiscal 2011 were slightly higher than the operating expenses for the first nine months of fiscal 2010 due primarily to higher sales and marketing spending and increased sales commissions related to higher sales volumes, partially offset by lower amortization and variable incentive costs.

Other expense for the first nine months of fiscal 2011 was $397,000 compared to other income of $89,000 for the corresponding period in fiscal 2010.  Other expense was higher in the nine month period of fiscal 2011 compared to the corresponding period in fiscal 2010 due primarily to a $475,000 gain recorded in the first nine months of fiscal 2010 related to a partial collection on a note receivable from the fiscal 2007 sale of the Company’s interest in the InspX joint venture.

Net earnings for the first nine months of fiscal 2011 were $2.6 million, or $0.48 per diluted share.  The net earnings for the same period in fiscal 2010 were $2.7 million, or $0.50 per diluted share.  The slight decrease in net earnings for the first nine months of fiscal 2011 compared to the net earnings for the first nine months of fiscal 2010 was primarily the result of higher net sales being offset by lower gross margins as a percentage of net revenues due to market pricing challenges, and higher than expected costs related to certain specific large projects and new product applications and higher other expense compared to the corresponding prior period in which the Company recorded a $475,000 gain on the sale of the InspX joint venture.

Liquidity and Capital Resources

In the first nine months of fiscal 2011, net cash increased by $2.7 million to $31.8 million on June 30, 2011 from $29.1 million on September 30, 2010.  Cash provided by operating activities was $7.0 million during the nine month period ended June 30, 2011.  Investing activities consumed $3.9 million of cash.  Financing activities used $500,000 of cash.  The effect of exchange rate changes on cash was a positive $69,000 during the first nine months of fiscal 2011.

Cash provided by operating activities during the nine month period ended June 30, 2011 was $7.0 million compared to $8.2 million of cash provided by operating activities for the comparable period in fiscal 2010.  The primary contributors were net earnings plus non-cash items including depreciation and share based payments and deferred taxes.  For the first nine months of fiscal 2011, net earnings were $2.6 million compared to net earnings of $2.7 million for the first nine months of fiscal 2010.  Non-cash items included in net earnings in the first nine months of 2011, such as depreciation, amortization and share-based compensation, were approximately $4.3 million compared to $3.4 million for the first nine months of fiscal 2010.  In the first nine months of fiscal 2011, changes in non-cash working capital provided $176,000 of cash from operating activities.  During the first nine months of fiscal 2010, changes in non-cash working capital provided $2.1 million of cash from operating activities.  The major changes in current assets and current liabilities during the first nine months of fiscal 2011 were decreased accounts receivable of $2.4 million due to the timing of customer receipts, decreased accrued payroll liabilities and commissions of $805,000 due to the timing of the payments for commissions, payroll, profit sharing and other incentive programs, increased customer deposits of $1.1 million related to the timing of shipments and payments from customers, increased inventories of $2.1 million due to increased parts inventory for future orders, increased prepaid expenses and other assets of $1.4 million, and decreased other accrued liabilities of $475,000.

The net cash used in investing activities was $3.9 million for the first nine months of fiscal 2011 compared to the net cash used in investing activities for the first nine months of fiscal 2010 of $771,000.  The net cash used in investing activities for the first nine months of fiscal 2011 related entirely to capital expenditures.  The net cash used in investing activities of $771,000 for the first nine months of fiscal 2010 included $1.6 million of capital expenditures partially offset by the Company’s collection of $700,000 associated with its notes receivable from the 2007 sale of its interest in the InspX joint venture.  The $2.3 million increase in capital expenditures in the first nine months of fiscal 2011 compared to the same period in fiscal 2010 was largely due to leasehold improvements made to the Company’s new Innovation and Solutions Center.

Net cash used in financing activities during the first nine months of fiscal 2011 was $500,000, compared with net cash used in financing activities of $392,000 during the corresponding period in fiscal 2010.  The net cash used in financing activities during the first nine months of fiscal 2011 resulted from $249,000 of repayments of long-term debt associated with the Company’s mortgage on its headquarters facility, and $379,000 of payroll taxes paid related to stock surrenders, partially offset by $117,000 related to the proceeds from the issuance of common stock.  Net cash used in financing activities during the first nine months of fiscal 2010 resulted mainly from payments on long-term debt of $239,000, $198,000 of payroll taxes paid related to stock surrenders, and $69,000 excess tax benefits from share-based payments, partially offset by $114,000 related to the proceeds from the issuance of common stock.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At June 30, 2011, the interest rate would have been 1.92% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.6 million was outstanding at June 30, 2011.  The term loan provided for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At June 30, 2011, the Company had no borrowings outstanding under the credit facility and $250,000 in standby letters of credit.  At June 30, 2011, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands was renewed in fiscal 2011 and provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.5 million) and includes an operating line of the lesser of €250,000 ($363,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.1 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At June 30, 2011, the interest rate was 6.20%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At June 30, 2011, the Company was in compliance with its loan covenants.  At June 30, 2011, the Company had no borrowings under this facility and had received bank guarantees of €1.1 million ($1.5 million) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on June 30, 2011 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,627	$343	$734	$801	$3,749
Interest on long-term debt (2)	1,662	234	422	356	650
Operating leases	2,275	1,023	963	289	-
Purchase obligations	1,365	1,365	-	-	-
Total contractual cash obligations	$10,929	$2,965	$2,119	$1,446	$4,399

(1)  The Company also has $92,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated.

(2)  Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At June 30, 2011, the Company had standby letters of credit totaling $1.8 million, which includes secured bank guarantees under the Company’s domestic and European credit facilities and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. Dollar compared to the Euro and to a lesser extent the Australian Dollar, Mexican Peso, Singapore Dollar and Chinese Renminbi.

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  For sales transactions between international customers and the Company’s domestic operations, which are denominated in currencies other than U.S. dollars, the Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At June 30, 2011, the Company held a 30-day forward contract for €4.2 million ($6.1 million).  As of June 30, 2011, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $233,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.

As of June 30, 2011, the Euro gained approximately 6% in value against the U.S. dollar compared to its value at September 30, 2010.  During the nine-month period ended June 30, 2011, changes in the value of the Euro against the U.S. dollar ranged between a 8% gain and a 3% loss as compared to the value at September 30, 2010.  Most other foreign currencies gained in value against the U.S. dollar during the first nine months of fiscal 2011.  The effect of these fluctuations on the operations and financial results of the Company during the first nine months of fiscal 2011 were:

•
Translation adjustments of ($16,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana, S. de R.L. de C.V.

•
Foreign exchange losses of $40,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

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

Under the Company’s domestic credit facility, the Company may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on the Company’s achievement of a specified financial ratio.  The Company may borrow on its European credit facility at the lender’s prime rate plus 175 basis points.  At June 30, 2011, the Company had no borrowings under these arrangements.  During the nine-month period ended June 30, 2011, interest rates applicable to these variable rate credit facilities ranged from 1.92% to 6.20%.  At June 30, 2011, the rate was 1.92% on its domestic credit facility and 6.20% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of June 30, 2011, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the disclosure controls and procedures relating to the Company at June 30, 2011 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended June 30, 2011 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2011	0	-	0
February 1 – 28, 2011	815	18.53	0
March 1 – 31, 2011	0		0
Total	815	18.53	0	78,750	(2)

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and September 30, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2011*.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: August 9, 2011	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	By /s/ John J. Ehren
John J. Ehren
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE NINE MONTHS ENDED JUNE 30, 2011

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2011 and September 30, 2010, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended June 30, 2011*.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.