Form 10-K
period 2011-09-30
KEY TECHNOLOGY INC
filed 2011-12-09
CIK 906193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________
FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒

The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2011 (based on the last sale price of such shares) was approximately $103,613,457.

There were 5,349,577 shares of the Registrant's common stock outstanding on December 2, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement, dated on or about January 3, 2012, prepared in connection with the Annual Meeting of Shareholders to be held on February 8, 2012 are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2011 FORM 10-K

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

Forward-looking statements are subject to a number of risks and uncertainties, the occurrence of any of which could cause the price of the Company’s common stock to fluctuate significantly, making it difficult for shareholders to resell common stock at a time or price they find attractive.  The Company cautions investors not to place undue reliance on its forward-looking statements, which speak only as to the date on which they are made.  Key’s actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:

•	changes in general economic conditions and disruption in financial markets may adversely affect the business of the Company’s customers and the Company’s business and results of operations;
•
ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the U.S. economic recovery may adversely affect the Company’s operating results;

•	economic conditions in the food processing industry, either globally or regionally, may adversely affect the Company's revenues;
•	the loss of any of the Company’s significant customers could reduce the Company’s revenues and profitability;
•	the Company is subject to pricing pressure that may reduce the Company’s profitability;
•	the failure of the Company's independent sales representatives to perform as expected would harm the Company's net sales;
•	the Company may make acquisitions that could disrupt the Company’s operations and harm the Company’s operating results;
•	the Company's international operations subject the Company to a number of risks that could adversely affect the Company’s revenues, operating results and growth;
•	fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect the Company's liquidity and results of operations;
•	advances in technology by competitors may adversely affect the Company’s sales and profitability;
•	the Company’s new and existing products may not compete successfully in either current or new markets, which would adversely affect the Company’s sales and operating results;
•
the Company’s expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase the Company’s cost of operations and reduce gross margins and profitability;

•	the Company’s product offerings depend, to a certain extent, on products and components manufactured by others;
•
the Company's information systems, computer equipment and information databases are critical to its business operations, and any damage or disruptions could adversely affect the Company's business and results of operations;

•
the Company’s potential inability to retain and recruit experienced management and other key personnel, or the loss of key management personnel, may adversely affect the Company’s business and prospects for growth;

•	the potential inability to protect the Company’s intellectual property, especially as the Company expands geographically, may adversely affect the Company’s competitive advantage;
•
intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company by third parties may adversely affect the Company’s results of operations and its customer relations;

•	the Company's dependence on certain suppliers may leave the Company temporarily without adequate access to raw materials or products;
•	the Company's operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world;

•	the limited availability and possible cost fluctuations of materials used in the Company's products could adversely affect the Company's gross margins;
•	compliance with recently passed health care legislation may adversely affect the Company’s business;
•
the Company’s reported results may be affected adversely by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements, which could require the Company to incur substantial additional expenses; and

•	compliance with changing regulation of corporate governance and public disclosure will result in additional expenses to the Company and pose challenges for the Company’s management.

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

Net sales for the year ended September 30, 2011 were $116.3 million compared with $115.8 million for fiscal 2010 and $105.5 million for fiscal 2009.  The Company reported net earnings for fiscal 2011 of $1.5 million, or $0.27 per diluted share, compared with net earnings of $3.6 million, or $0.69 per diluted share, for fiscal 2010 and a net loss of $491,000, or $0.10 per diluted share, for fiscal 2009.  Export and international sales for the fiscal years ended September 30, 2011, 2010 and 2009 accounted for 41%, 50% and 43% of net sales in each year, respectively.  Total assets at September 30, 2011 were $94.4 million compared to $91.3 million at September 30, 2010 and $80.7 million at September 30, 2009.

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

The Company’s strategy is to offer automated inspection systems that reduce reliance on manual inspection and address the common food processing industry problems associated with high labor costs, availability of labor, inadequate yields, and inconsistent product quality and food safety.  In highly developed markets, including those in North America and Western Europe, the substitution of automated inspection for manual inspection is well underway.  Food processors in these regions typically appreciate the value of replacing manual inspection with automated systems and look for systems that will help maximize yields, product quality and food safety.

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

The principal potato market served by the Company’s systems is potato strips (commonly referred to as french fries in the United States).  Potato strips have historically accounted for a very large portion of the frozen potato products produced in the U.S. and, with the expansion of American-style fast food chains in other countries, this market is growing internationally.  Recently, domestic investment in new potato strip processing facilities in North America has flattened, in comparison to historical levels, but demand remains strong in North America for new systems that improve yields and enhance product quality and food safety.  Although the Company has successfully been diversifying into other food and non-food markets in recent years to reduce dependence on this market, potato strips remain an important market along with other potato products such as wedges, curly fries, formed products, whole potatoes and potato chips.

Other important markets within the food processing industry are fruits and vegetables, including both fresh-cut produce and processed products that may ultimately be canned or frozen for institutional and retail customers.  Because foreign material and product defects plague these field-harvested products, automated sorting enhances the quality and safety of the product while improving yields and reducing labor costs.  The Company’s principal fruit and vegetable markets are fresh, frozen, canned and dehydrated green beans, corn, carrots, peas, onions, berries, cranberries, pears and peaches, as well as ready-to-eat fresh-cut salads and tree nuts.

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

Seasonal fluctuations in the potato, fruit, and vegetable processing industries cause the Company to experience some predictable seasonality of orders and shipments.  Typically, orders and shipments for this industry tend to be lower during the Company’s first two fiscal quarters of the year than the second half of the fiscal year.  Other food markets served by the Company, such as snack, bakery, dairy, poultry, and seafood products, are less seasonal in nature, as are the Company’s non-food markets.

Non-food Industries – Tobacco, Pharmaceuticals and Nutraceuticals

Processors, manufacturers and packagers in several non-food industries are interested in automated inspection systems that reduce costs, increase yields, and improve product quality and safety.  The Company’s primary non-food markets include the tobacco industry, pharmaceuticals and nutraceuticals.

The tobacco industry accounted for less than 5% of the Company’s sales in fiscal 2011.  With systems that remove non-tobacco related material from primary processing lines and threshing lines, the Company helps tobacco processors maximize product quality.  In 2009, the Company entered into an original equipment manufacturer (OEM) distribution agreement with Hauni Maschinenbau AG, a leading supplier of equipment to the tobacco industry.  The agreement gives Hauni exclusive rights to market the Company’s equipment to tobacco processors worldwide and makes Key Technology the sole supplier of optical sorting equipment to Hauni for the tobacco market.

In fiscal 2011, the pharmaceutical and nutraceutical industry, which is served by the Company’s pharmaceutical product line, SYMETIX®, also represented less than 5% of the Company’s sales.  SYMETIX’s continuous high-volume optical inspection systems for softgels and tablets remove defects and foreign capsules and tablets from the product stream.  These systems are of interest to brand owners, product manufacturers, and contract packers looking to assure product quality while reducing labor costs.

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

Products

The following table sets forth sales by product category for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2011		2010		2009
Automated inspection systems	$52,962	46%	$51,955	45%	$48,188	45%
Process systems	40,716	35%	41,338	36%	36,507	35%
Parts and service	22,650	19%	22,511	19%	20,755	20%
Net sales	$116,328	100%	$115,804	100%	$105,450	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service.

The following table sets forth the percent of total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2011	2010	2009
Automated inspection systems	45%	43%	44%
Process systems	27%	30%	31%
Parts and service	28%	27%	25%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and remove defects and foreign material from the product stream.  The Company’s product families within this group include the following: Manta®, Tegra® and Optyx®, which are used in a variety of applications and industries; Veo™, a new sorter for seed corn ears that was introduced in fiscal 2011; Tobacco Sorter™ 3 tobacco sorting systems used in tobacco threshing and primary processing; ADR® automatic defect removal systems used in the potato strip industry; and OptyxSG and VeriSym® used in the pharmaceutical and nutraceutical industry.

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

Manta.  Manta is the Company’s high capacity on-belt sorter and offers a combination of laser and camera-based sorting.  Featuring high-resolution inspection and a 79-inch scan width, the Manta 2000 handles up to 44,000 pounds of vegetables or fruit per hour and the Manta 1600, with a 60-inch scan width, handles up to 33,000 pounds of product per hour.  With the highest number of sensors and image processing modules, Manta maintains the high resolution of the narrow-belt sorters on its higher-capacity frame.  In 2011, the Company introduced its three-way sorting capability as an option on Manta.  Featuring two ejector systems, three-way sorting allows food processors to automatically eject product that can be reworked and recovered separately from material sent to waste, typically foreign material, while good product continues through the sorter unaffected.  This allows processors to produce a high quality finished product without losing recoverable off-grade product to the waste stream or requiring additional sorting expense to separately rework product.

Optyx.  Using a combination of on-belt and in-air sorting, Optyx is a versatile family of sorters that can be equipped with cameras or a combination of cameras and lasers.  The lower cost Optyx 3000 series features a 24-inch scan width to sort up to 13,000 pounds of product an hour, offering the power and sorting capabilities of a larger sorter in an economical and compact machine ideal for smaller processors and lower volume processing lines.  The Optyx 6000 series features a 48-inch scan width to sort up to 26,500 pounds of product an hour.  Optyx sorters have gained strong acceptance in segments of the fruit, vegetable, potato, nut and snack food markets as well as the pharmaceutical, nutraceutical, tobacco, and recycled paper and plastic industries.  Optyx WPS for whole potatoes achieves a three-way sort using a combination of air ejectors to remove foreign material and a unique deflector system to separate potatoes for rework from good potatoes.

Laser-sensing technology, including the Company’s Raptor Laser and FluoRaptor, a fluorescence-sensing laser, can be integrated into Manta and Optyx sorters, along with cameras.  Color cameras enable the sorter to analyze size, shape, and subtle color differences while the lasers detect foreign matter based on differences in the structural properties of the objects, regardless of color, size, or shape.  Combining color sorting with laser technology achieves the most complete sort, maximizing the removal of foreign material and defects.  Raptor is ideal for a variety of fresh, frozen, and dried fruits and vegetables, including frozen potato products, tree nuts, raisins and other foods.  FluoRaptor inspects product based on differing levels of chlorophyll and is ideal for a variety of fresh and frozen vegetables and potato products.

OnCore™, an integrated system which combines an Iso-Flo vibratory density separation shaker with a camera/laser sorter, eliminates manual coring of iceberg and romaine lettuce.  onCore simultaneously removes foreign material and product defects from the production line, improving product quality and food safety while reducing labor costs.  The onCore system can be configured using an Optyx or Manta sorter, depending on the capacity requirements of the processing line.   The onCore system is currently in use at leading fresh-cut produce processing companies in the U.S., Canada and Europe.

Tegra.  Inspecting product in-air using cameras configured in a tilted-X geometry that look at oblique angles, Tegra views product from all sides.  A unique metal-mesh catenary C-belt® uses gravity and centrifugal force – not friction – to gently accelerate, stabilize, and launch product into the inspection zone.  Ideal for highly three-dimensional products such as slices, dices, and larger round objects that may have small defects on one surface, applications include potato products, green beans, dried beans, corn, carrots, pears, peaches and coffee.  Tegra is available with a 60-inch wide platform to sort up to 33,000 pounds of product an hour and a 30-inch wide platform to sort up to 16,500 pounds of product an hour, depending on the product.  In 2011, the Company introduced its Auto Valve Check feature for new and installed Tegra sorters.  By automating the routine testing of Tegra’s ejection system valves, processors can detect potential problems more frequently and with greater accuracy, enabling them to take corrective action.

Veo.  Introduced in fiscal 2011, Veo is a compact sorter designed specifically for seed corn ears.  Located downstream of the husker, Veo inspects up to 2,400 ears of corn per minute and automatically removes ears with remaining husk since this husk can inhibit the downstream drying process, which compromises seed viability.  Featuring new camera and LED lighting, Key designed Veo for easy installation into existing seed corn production lines with minimal construction.  Veo eliminates manual sorting to address the challenges of low labor availability and high labor costs.

Tobacco Sorters.  The tobacco industry has special requirements for the handling and sorting of its products, which vary in size and moisture content and other properties depending upon the type of tobacco product being produced and the point of inspection.  Key’s Tobacco Sorter 3 (TS3) utilizes a specially constructed frame, enclosure, and material handling arrangement to meet the specific requirements of this industry.  TS3 recognizes millions of colors, detecting and removing foreign material, as well as subtle product defects from strip tobacco and tobacco stem as well as other leafy product (such as tea).  TS3 has been installed in North America, Latin America, Europe, and Asia.  In addition, the Company co-developed the AEROSORT optical detection system with Hauni, our strategic partner in the tobacco market, who is the distributor of the AEROSORT system.  The Company manufactures and sells to Hauni unique, high resolution camera sorting technology (patent pending) and parts for the AEROSORT.

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

VeriSym.  VeriSym is a compact, high-performance optical inspection system for verifying over-the-counter (OTC) and regulated solid dose pharmaceuticals and nutraceuticals.  VeriSym verifies product color, size and shape and removes defects and foreign capsules and tablets from the product stream to assure product quality while reducing labor costs.  The two-lane VeriSym inspects up to 1,000,000 softgel capsules or tablets per hour, and the single-lane VeriSym SL inspects up to 500,000 softgel capsules or tablets per hour.  Key designed VeriSym/N and VeriSym SL/N for nutraceuticals and VeriSym/P and VeriSym SL/P for OTC and regulated pharmaceuticals.  The /P models are FDA 21 CFR 11 compliant with secure and encrypted logs, secure passcode management, parameter histograms, and guided changeover.

Upgrades. The Company has a large installed base of automated inspection systems, which it supports with upgrades to extend the life of the equipment and enable customers to continue operating at peak performance as technology advances.  Upgrades often provide customers with a less capital intensive alternative to acquiring new automated inspection systems.  The Company’s systems operate on the advanced G6 electro-optical modular platform, which features a controller, vision engine, and high resolution cameras.  The G6 platform uses high performance, industry-wide connectivity standards such as Camera Link™, FireWire®, and Ethernet that ensure forward compatibility, which provides a solid foundation for future upgrades.  Since their introduction, upgrade sales have grown to be a significant component of automated inspection system sales.  The Company believes that, given the rapid pace of technological advancements, there will continue to be a significant opportunity for sales of upgrade product offerings to its customers in the future.

Process Systems

Conveying and processing equipment are utilized worldwide throughout many industries to move and process product within a production plant.  The Company’s Smart Shaker® vibratory solutions, which include Iso-Flo®, Impulse™, and Horizon™ branded systems, combine gentle material handling with a wide variety of processing functions in addition to vibratory conveying.  Rotary sizing and grading systems, Turbo-Flo® steam blanchers, equipment for fresh-cut produce, and SYMETIX equipment for pharmaceuticals and nutraceuticals, complete the Company’s conveying and processing equipment product line.  The process systems group includes standard and custom designed equipment that conveys, dewaters, transfers, distributes, aligns, feeds, meters, separates, grades, blanches, cooks, pasteurizes, cools, cleans, washes, dries, polishes, and packages products.

Iso-Flo Vibratory Conveying Systems.  The Company’s principal specialized conveying system is its Iso-Flo family of vibratory conveyors.  Iso-Flo is a stainless steel pan conveyor that uses an independent, frame-mounted mechanical drive and spring arm assemblies that distribute energy equally to all parts of the conveyor bed in a controlled natural-frequency operation.  This action gently moves product forward while minimizing the vibration being transferred to the structural support, which reduces the cost of installation and enables the conveyor to be installed exactly where it is most beneficial.  Iso-Flo systems are used in a variety of processing applications, including potato products, processed and fresh-cut vegetables and fruits, snack foods, cereals, cheese, poultry, and seafood.  Non-food processing applications include pharmaceuticals, nutraceuticals, tobacco, pet food, and plastics.  Iso-Flo can be designed to convey, transfer, distribute, align, feed, meter, separate, grade, de-oil and de-water products.

The Company offers its family of Crush Pad Equipment Solutions for wineries, based on its Iso-Flo shaker.  A Grape Receiving and Inspection Platform (GRIP), which combines a Receiving Hopper with a Vibratory Cluster Sorting Table, receives the contents of the fruit bin and meters out an even flow of grape clusters for inspection.  The Cluster Sorting Table is also available as a stand-alone unit for wineries that already have receiving equipment.  The Company introduced its Post-Destemmer Sorting Table for wineries in fiscal 2011.  This new sorting table presents fruit evenly for effective hand-sorting while its integrated MOG (material other than grape) separation system automatically removes insects, loose skins, raisins, “shot” berries, stem jacks, petioles, leaves, and other MOG.

SmartArm™.   SmartArm is a wireless performance monitoring system for Iso-Flo vibratory conveyors that measures and reports speed and stroke to provide real-time analysis of shaker function, line-flow conditions, and trends.  Information can be monitored at-a-glance from any computer workstation.  It enables a shift from traditional preventative maintenance to predictive maintenance, preventing downtime and reducing labor while improving process efficiencies.  SmartArm is available worldwide as an option on new Iso-Flo conveyors and as an upgrade for the installed base.

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

Horizon.  Introduced in 2011, Horizon is a new horizontal motion conveyor that features a unique maintenance-free mechanical drive.  Offering gentle, quiet, and sanitary horizontal motion conveying, Horizon is designed for many fragile, seasoned, coated and frozen food products.  Its drive is powerful and efficient, capable of moving product at speeds up to 42 feet per minute on a single continuous conveyor up to 100 feet long.

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

Preparation Systems.  The Company designs and manufactures preparation systems to prepare a wide range of food products prior to cooking, freezing, canning, or other types of processing.  Equipment in this group includes air cleaners, air coolers, vegetable metering and blending systems, and bulk handling equipment.  This equipment represents the Company’s most mature product line.  Sales of these solutions over the years have formed a customer base for sales of other Company solutions and are also establishing a new customer base in developing markets.  Preparation system revenues include a variety of third-party supplied equipment and installation services, which are sold as components of larger, integrated processing lines, for which the Company has assumed turn-key sales responsibility.  In addition, the process systems group includes other custom designed conveying and raw food sizing, grading, and preparation equipment.  In 2010, the Company signed an agreement with ABCO Industries to sell their thermal processing equipment through the Company’s distribution channels.

Fresh-Cut Systems.  The Company offers a line of equipment specifically designed for the fresh-cut produce industry.  The Basket Wash and Compact Dryer are semi-automated systems that are ideal for small to medium volume fresh-cut processors handling a wide variety of products, including leafy salad mix, shredded and chopped lettuce and cabbage, cut vegetables, herbs, onions, peppers, and other products.  The Flume Wash and Auto Dryers are fully automated systems that are ideal for large-scale processors.  The Auto Dryer is available in one-, two-, and four-drum configurations.  The AVSealer is a semi-automatic packaging machine that heat seals bags with or without vacuum and has an optional gas flush cycle to maximize production flexibility.

SYMETIX Systems.  Process automation equipment for solid dose pharmaceuticals and nutraceuticals from the Company’s pharmaceutical product line, SYMETIX, are continuous processing systems designed to replace batch processing systems historically used in this industry.  The optical inspections systems – OptyxSG, VeriSym, and VeriSym SL – inspect the color, size, and shape of tablets and softgels and automatically remove defects and foreign tablets or capsules from the product stream at rates of up to 1,000,000 tablets or capsules per hour.  These inspection systems help product manufacturers and contract packers assure the quality of their finished product.  The Company offers FDA 21 CFR 11 compliant inspection systems for pharmaceuticals and simplified systems for nutraceuticals.  Impulse/P is a high volume size grader for softgels and tablets designed as an alternative to traditional diverging roller sizers, which require many moving parts and often take hours to change over and sanitize.  Impulse/P features screens that snap in place over a sanitary bed, which improves sanitation, eases maintenance, and speeds changeover.  PulseScrubber® is the industry’s first continuous polishing system for softgels.  Replacing traditional batch polishing systems currently in use, PulseScrubber extends SYMETIX’s concept of a Continuous Softgel Finishing Line™ to maximize product quality and reduce labor.

Line Solutions

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

The Integrated Solutions Group focuses on Key’s core markets – potato strips and chips; vegetables such as green beans, peas and corn; fresh-cut produce; and pharmaceutical and nutraceutical manufacturing.  For customers in these primary and emerging markets around the world, the Integrated Solutions Group can take responsibility for the line or a portion of the line from raw receiving through packaging.

Parts and Service

The Company has a large installed base of inspection and processing systems, which generates potential business for the Company’s parts, service, and training programs.  In 2010, the Company branded its suite of support services, parts, and training solutions under the name PROliance™. The Company provides spare parts and post-sale field and telephone-based repair services to support its customers’ routine maintenance requirements and seasonal equipment startup and winterization processes.  The Company considers its parts and maintenance service sales to be important potential sources of future revenue growth.  The Company continues to realign its service organization so that field service personnel are geographically located closer to its customers around the world.  The Company typically provides incidental system installation support services in the sale price of select systems, principally automated inspection systems.

In 2010, the Company also introduced RemoteMD™, a new real-time condition analysis tool for G6 optical sorters – Manta, Optyx, and Tegra – as well as G6 ADR Automatic Defect Removal Systems.  An industry first, Remote MD (monitoring and diagnostics) proactively monitors the condition of the customer’s sorter or ADR, assesses the status, and alerts the customer if problems are detected. By automating detection and diagnosis, RemoteMD provides detailed information to Key’s service technicians, which increases the first-time fix-rate, reduces in-plant service calls, speeds resolution time and enhances customer productivity. Key introduced three distinct levels of RemoteMD services as part of its three comprehensive protection plans – SelectPRO, PlusPRO, and PremierPRO.  Each of the three protection plans is sold via annual subscription.

The Company’s Online Training Program provides customers with an interactive multimedia curriculum covering selected optical inspection systems and vibratory conveyors.  The flexible, web-based program offers a wide variety of self-paced training modules designed for operators, maintenance personnel, sanitation crews, supervisors, and others working with this equipment.  Key’s Online Training Program now includes modules that cover ADR hardware, Optyx hardware, Tegra hardware, G6 software, Iso-Flo vibratory conveyors, and a variety of industry compliance topics.

Research and Development

At September 30, 2011, the Company’s research and development department had 47 employees who conduct new product research and development and sustaining engineering for released products.  The Company’s technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

In fiscal 2011, the Company’s research and development expenses were approximately $6.9 million, compared to $6.7 million in fiscal 2010 and $8.7 million in fiscal 2009.

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

Location	Manufacturing Facility	Products/Services Produced
Walla Walla, Washington	132,000 square feet	Automated Inspection Systems Process Systems Parts and Service
Redmond, Oregon	17,000 square feet	Process Systems Parts and Service
Beusichem, The Netherlands	37,000 square feet	Process Systems Automated Inspection Systems Parts and Service

The Company manufactures certain of its products to Underwriters Laboratories and United States Department of Agriculture standards.  Certain of the Company’s products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards.  Certain products for the pharmaceutical/nutraceutical industry are FDA 21 CFR 11-compliant and designed using GAMP4 guidelines.  The Company’s domestic facilities were recertified to the ISO 9001:2008 standard in 2011.

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

Sales and Marketing

The Company markets its equipment worldwide both directly and through independent sales representatives.  Sales by independent sales representatives generally account for between 20% and 30% of the Company's consolidated net sales.  In the United States, the Company operates sales offices in Walla Walla, Washington; and Redmond, Oregon.  The Company’s international sales offices are: Key Technology B.V., which provides sales and service to European and Middle Eastern and African customers; Key Technology Australia Pty Ltd., which provides sales and service to customers primarily in Australia and New Zealand; and Productos Key Mexicana S. de R.L. de C.V., which provides sales and service to customers in Mexico, Central and South America. The Company supplies equipment from both product groups - automated inspection systems and process systems - to customers in its primary markets through common sales and distribution channels.  In addition, the Company supplies parts and service through its worldwide service organization.

Sales of most exports of products manufactured in the United States for shipment into international markets, other than Europe, have been denominated in U.S. dollars.  Sales of products manufactured in Europe are typically denominated in Euros.  As the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  In its export and international sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of the Company’s products in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding domestic and international sales is set forth in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2011.

During fiscal 2011, 2010 and 2009, sales to our largest customer, McCain Foods Limited, represented approximately 11%, 9%, and 10% of total net sales, respectively.  During fiscal 2009, sales to J. R. Simplot Company were approximately 10% of net sales.  While the Company believes that its relationship with these customers is satisfactory, the loss of any of these customers could have a material adverse effect on the Company’s revenues and results of operations.  These customers each represent a group of plants under common control.  Generally, purchasing decisions for these customers are made at the individual plant level which may diversify the concentration of risk.

Backlog

The Company’s backlog as of September 30, 2011 and September 30, 2010 was approximately $36.2 million and $35.1 million, respectively.  The Company schedules production based on firm customer commitments and forecasted requirements.  The Company includes in backlog only those customer orders for which it has accepted purchase orders, or the equivalent.

Competition

The markets for automated inspection systems and process systems are highly competitive.  The Company experiences severe price competition across almost all its product lines.  Other important competitive factors include performance, reliability, and customer support and service.  The Company believes that it currently competes effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices.  Certain of the Company’s competitors may have substantially greater financial, technical, marketing and other resources.  Other companies which sell products in certain of the Company’s markets include Heat & Control, Inc. and its subsidiaries, BEST N.V., Sortex Ltd., Kiremko B.V., Odenburg Inc. (Tomra Systems ASA), Meyer Industries, Inc., KMG Systems Ltd., VDL Industrial Products B.V., TNA Australia Pty. Ltd., and BMA AG.  The Company has encountered additional smaller competitors entering its markets, including the introduction of potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies.  As the Company enters new markets, it expects to encounter additional new competitors.

Patents and Trademarks

The Company currently holds forty-two United States patents on various features of its products issued from 1994 through fiscal 2011, and twelve other national patents issued by other countries.  The first of these patents will expire in fiscal 2012.  The Company believes these expirations will not have a significant effect on the Company.  Of the numbers indicated above, three patents were issued in fiscal 2011.  As of December 2, 2011, seven United States patent applications and seven other national patent applications were pending.  The Company has fifty-three registered trademarks and six pending applications for trademarks.

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

Employees

At September 30, 2011, the Company had 556 full-time employees, including 314 in manufacturing and project engineering, 47 in research and development, 140 in marketing, sales and service, and 55 in general administration and finance.  A total of 123 employees are located outside the United States.  The Company utilizes temporary contract employees, which improves the Company’s ability to adjust manpower in response to changing demand for Company products.  Of the total number of employees at September 30, 2011, five were contract employees.  None of the Company’s employees in the United States are represented by a labor union.  The manufacturing employees located at the Company’s facility in Beusichem, The Netherlands are represented by the Small Metal Union.  The Company has never experienced a work stoppage, slowdown or strike.

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

Adverse changes in general economic conditions and disruption in financial markets may adversely affect the business of the Company’s customers and the Company’s business and results of operations.

The Company’s business may be affected by uncertainties and general economic conditions beyond our control that may cause customers to defer or cancel new orders and sales commitments previously made.  Uncertainty about the direction and relative strength of the economy in the United States and other important markets may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. Economic difficulties in the United States and certain international markets could cause a decrease in the overall demand for our products.

Deterioration of national and global economic conditions and disruptions in credit and other financial markets could, among other things:

•	adversely affect our expansion plans, including possible acquisitions;
•	impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers;
•	adversely affect our ability to fund new product development necessary to meet future customer requirements;
•
negatively affect global demand for our customers' products, particularly in the food industry, which could result in underutilization of our  production facilities and a reduction of sales, operating income and cash flows;

•	negatively affect our customers’ ability to obtain financing, which could result in a reduction in sales, operating income and cash flows;
•	negatively affect our return on cash and cash equivalents;
•	make it more difficult or costly for us to obtain financing for our operations or investments;
•	negatively affect our risk management activities if we are required to record losses related to financial instruments or experience counterparty failure;
•	require asset write-downs; or
•	impair the financial viability of our insurers.

The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the U.S. economic recovery may adversely affect the Company’s operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability.  In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations.  This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European customers and reducing the translation of Euro based revenues into U.S. dollars.  In the event that one or more countries were to replace the Euro with their legacy currency, then the Company’s sales into such countries, or Europe generally, would likely be adversely affected until stable exchange rates are established.  In addition, the European crisis is contributing to instability in global credit markets.  If global economic and market conditions,  or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their capital expenditures, which may adversely affect our cash flows and results of operations.  In addition, these conditions may affect the ability of our suppliers to provide goods and materials to us on a consistent and timely basis which may adversely affect our operations.

Adverse economic conditions in the food processing industry, either globally or regionally, may adversely affect the Company's revenues.

The markets served by the Company, particularly the food processing industry, are generally experiencing variable economic conditions.  Additionally, varying consumer demand, product supply, and excess plant capacity, most notably in the potato market, could result in reduced or deferred capital equipment purchases for our product lines.  While we have reacted to these developments with applications directed toward the growing fresh vegetable and fruit industries as well as the pharmaceutical and nutraceutical industries, loss of business, particularly in the potato industry, would have a negative effect on our sales and net earnings.

The loss of any of the Company’s significant customers could reduce the Company’s revenues and profitability.

The Company has significant, strategic customers and we anticipate that our operating results may continue to depend on these customers for the foreseeable future.  The loss of any one of those customers, or a significant decrease in the volume of products they purchase from us, could adversely affect our revenues and materially adversely affect our profitability.  Any difficulty in collecting outstanding amounts due from one of those customers may also harm our operating results.  In addition, sales to any particular large customer may fluctuate significantly from quarter to quarter causing fluctuations in our quarterly operating results.

The Company is subject to pricing pressure that may reduce the Company’s profitability.

The Company faces price sensitivity from customers as well as aggressive pricing by its competitors, particularly in periods of excess capacity.   These conditions may require us to be price-competitive.  In addition, because of their purchasing volume, our larger customers can influence market participants to compete on price terms.  Such customers also use their buying power to negotiate lower prices.  If we are not able to offset resulting price reductions by improving operating efficiencies and reducing expenses, such price reductions may have an adverse effect on our profit margins and net earnings.

The failure of the Company's independent sales representatives to perform as expected would harm the Company's net sales.

Sales by independent sales representatives generally account for between 20% and 30% of the Company's consolidated net sales.  If our independent sales representatives fail to market, promote and sell our products adequately, our business will be adversely affected.  Our independent sales representatives could reduce or discontinue sales of our products, or they may not devote adequate resources to selling our products in the volumes and within the time frames that we expect, either of which events could adversely affect our revenues and net earnings.

The Company may make acquisitions that could disrupt the Company’s operations and harm the Company’s operating results.

The Company may in the future make acquisitions of businesses that offer products, services, or technologies that we believe would complement our business.  Acquisitions present significant challenges and risks and there can be no assurances that we will manage acquisitions successfully.  Acquisitions involve numerous risks, including:

•	significant potential expenditures of cash, stock, and management resources;
•	difficulty achieving the potential financial and strategic benefits of the acquisition;
•	difficulties in integrating acquired operations or products, including the potential loss of key employees from the acquired business;
•	difficulties and costs associated with evaluating and integrating the information systems and internal control systems of the acquired business;
•	impairment of assets related to goodwill and other intangible assets resulting from the acquisition, and reduction in our future operating results from amortization of intangible assets;
•	diversion of management's attention from our core business, including loss of management focus on marketplace development;
•	potential difficulties in complying with foreign regulatory requirements;
•	adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers and customers of the acquired business;
•	assumption of liabilities, known and unknown, related to the acquired business in general, and litigation and other legal process involving the acquired business in particular;
•	entering geographic areas or distribution channels in which we have limited or no prior experience; and
•	those risks related to general economic and political conditions.

There can be no assurance that attractive acquisition opportunities will be available to us, that we will be able to obtain financing for or otherwise consummate any acquisition, or that any acquisition that we do consummate will be successful.

The Company's international operations subject the Company to a number of risks that could adversely affect the Company’s revenues, operating results and growth.

The Company conducts business outside the United States, which subjects it to the risks inherent in international operations.  In fiscal 2011, our international sales represented approximately 41% of our consolidated net sales, compared to approximately 50% of our consolidated net sales in fiscal 2010.  Risks inherent in international operations include the following:

•	unexpected changes in regulatory and certification requirements;
•
restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas, customs duties and tariffs, or trade barriers erected by either the United States or other countries where we do business);

•	currency restrictions and exchange rate fluctuations;
•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes;
•	changes in import or export licensing requirements;
•	longer payment cycles;
•	transportation delays;
•	competitive pricing that we may experience internationally;
•	challenges in implementing cost effective operating and manufacturing strategies in varied geographic regions;
•	economic downturns, civil disturbances or political instability;
•	geopolitical turmoil, including terrorism or war;
•	difficulties and costs of staffing and managing geographically disparate operations;
•	changes in labor standards;
•	laws and business practices favoring local companies;
•	limitations on our ability under local law to protect our intellectual property;
•	changes in domestic and foreign tax rates and laws; and
•	difficulty in obtaining sales representatives and servicing products in foreign countries, which may adversely affect sales in those countries.

Fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect the Company's liquidity and results of operations.

The Company is exposed to foreign currency exchange rate fluctuations because a portion of its revenues, expenses, assets and liabilities are denominated in foreign currencies.  Changes in foreign currency exchange rates affect our results of operations and financial position.   We attempt to manage certain effects of foreign currency fluctuations by entering into short-term forward exchange contracts in situations where it is both possible and practical.  In these instances, these contracts are designed to minimize specific foreign currency gains or losses, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure.  However, these contracts do not cover our full exposure and, additionally, there is no guarantee that these forward contracts will protect against the foreign exchange fluctuations in the underlying exposure.  Accordingly, we could experience foreign currency gains or losses that could have a material impact on our operating results.

Advances in technology by competitors may adversely affect the Company’s sales and profitability.

The rapidly changing needs of the markets for the Company’s products demand constant innovation.    Competitors may be able to adapt or develop technologies to enhance product offerings that directly compete with our products.  Advances in technology may also remove some barriers to market entry, enabling additional competitors to enter our markets.  These competitive factors could cause our products to become less competitive or obsolete, and decrease our profits, having a material adverse affect on our business and financial condition.  There can be no assurance that we will be able to continue to develop new products to compete effectively in the future.

The Company’s new and existing products may not compete successfully in either current or new markets, which would adversely affect the Company’s sales and operating results.

The future success and growth of the Company is dependent upon its ability to develop, manufacture, market, and sell products and services in certain food processing markets as well as to introduce new products into other existing and potential markets.  There can be no assurance we can successfully and profitably penetrate these potential markets or expand into new international markets with our current or future products.  In addition, some of our competitors manufacture their products in jurisdictions with substantially lower effective corporate tax rates than the United States, which adversely affects our ability to compete in certain potential markets.  There are inherent risks in entering new markets and developing new technologies including:

•	length of time and cost for development of these markets and technologies;
•
development of the technological capability to address the requirements and performance specifications of new markets; our ability to manufacture our products in various geographies, which may affect our success in certain emerging markets;

•	product reliability issues related to both new technology and adapting existing products to operate in new or rugged operating environments at customer sites; and
•	failure to meet performance specifications, which could damage the profitability and the reputation of the Company and its products.

The Company’s expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase the Company’s cost of operations and reduce gross margins and profitability.

The Company's growth strategy includes expansion into new product and geographic markets, complex projects and applications, and integrated product offerings to provide turnkey solutions to customers.  As a result, we may encounter new types of competition and be required to develop new sales channels.  Development of such markets and turnkey solutions is likely to require sustained investment, increase our cost of sales, reduce our gross margins to the extent products purchased from others are integrated into our product offerings, and result in overall reduced profitability.  We are also likely to encounter  technical challenges and increased costs related to the integration of products from multiple vendors, adaptation and installation of products in larger and more complex plants, ensuring product performance in more difficult operating environments, and meeting unfamiliar customer requirements and performance specifications.  Despite rigorous testing and quality processes, newly-developed or enhanced products or solutions may encounter challenges during or after their initial introduction or installation. We may also encounter increased warranty costs, performance issues and liability risks from products we sell but do not manufacture.

The Company’s product offerings depend, to a certain extent, on products and components manufactured by others.

In certain instances, the Company depends on original equipment manufacturers and other suppliers of components included in its products for the timely delivery of its integrated turnkey products.  Such suppliers may experience problems beyond our control, which may disrupt our ability to deliver our products to our customers and damage our relationships with current and future customers.  These risks may include varying lead times, supplier capacity, delayed shipments, and quality control problems.  In addition, supplier pricing may change and be higher than anticipated.  As a result of these and other factors, our revenues and profit margins may be adversely affected.

The Company's information systems, computer equipment and information databases are critical to its business operations, and any damage or disruptions could adversely affect the Company's business and results of operations.

 The Company's operations are dependent on its ability to protect its information systems, computer equipment and information databases from systems failures.  Such failures could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, failures in hardware or software, power fluctuations or cyber terrorists.  The failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased overhead costs and loss of important information, which could have a material adverse effect on our business and results of operations.

The Company's potential inability to retain and recruit experienced management and other key personnel, or the loss of key management personnel, may adversely affect the Company’s business and prospects for growth.

The Company's success depends in part on the skills and experience of its key employees.  The loss of services of such employees could adversely affect our business until suitable replacements can be found.  In addition, our headquarters are located in Walla Walla, Washington, a small, relatively remote geographic location.  As such, there may be a limited number of individuals locally with the requisite skill and experience, and we have from time-to-time experienced difficulty recruiting individuals from larger metropolitan areas.

Consequently, the Company may not be able to retain and recruit a sufficient number of qualified individuals on acceptable terms to maintain its business or achieve planned growth. Our success also depends, to a significant degree, upon the continued individual and collective contributions of our management team.  A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers.  These individuals are integral to our success based on their expertise and knowledge of our business and products.   The loss of the services of members of the management team and other key employees for any reason could have a material adverse effect on the Company.

The potential inability to protect the Company’s intellectual property, especially as the Company expands geographically, may adversely affect the Company's competitive advantage.

The Company’s competitive position may be affected by its ability to protect its proprietary technology.  We have obtained certain patents and have filed a number of patent applications.  We also anticipate filing applications for protection of our future products and technology.  There can be no assurance that any such patents will provide meaningful protection for our product innovations, or that the issuance of a patent will give us any material advantage over our competition in connection with any of our products.  We may experience additional intellectual property risks in international markets where we may lack patent protection.  The patent laws of other countries, such as China, may differ from those of the U.S. as to the patentability of our products and processes.  Moreover, the degree of protection afforded by foreign patents may be different from that of U.S. patents.

Intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against the Company by third parties may adversely affect the Company’s results of operations and its customer relations.

The technologies used by the Company may infringe the patents or proprietary technology of others, and the Company has been required in the past to initiate litigation to protect its patents.  The cost of enforcing our patent rights in lawsuits that we may bring against infringers or of defending ourselves against infringement charges by other patent holders or other third parties, including customers, may be high and could have an adverse effect on our results of operations and our customer relations.

The Company's dependence on certain suppliers may leave the Company temporarily without adequate access to raw materials or products.

The Company relies on third-party domestic and foreign suppliers for certain raw materials and component products, particularly in its automated inspection equipment product line.  Several of these suppliers are the single source of the raw material or component provided to us.  We do not have long-term contracts with any supplier.  We may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable.  The loss of a key vendor may force us to purchase our necessary raw materials and components in the open market, which may not be possible or may be at higher prices, until we could secure another source.  There is no assurance that the terms of any subsequent supply arrangements we may enter into would be as favorable as the supply arrangements we currently have in place.  If we are unable to replace a key supplier, we may face delays in delivering finished products, which could have an adverse effect on our sales, financial performance and reputation.

The Company's operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world.

A large portion of the Company's customer base processes agricultural products and its demand for the Company’s products and solutions fluctuates seasonally.  Consequently, we generally experience lower sales and net income in our first two fiscal quarters.  As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year may not necessarily provide meaningful comparisons.

In addition, in the event of severe weather conditions or geological events that negatively affect the production of growers, such as prolonged droughts, serious floods or earthquakes, the food processing industry may not invest in a particular year or years in new equipment in the affected locations.  As a result, our revenues, results of operations and cash flows could be materially adversely affected.

The limited availability and possible cost fluctuations of materials used in the Company's products could adversely affect the Company's gross margins.

Certain basic materials, such as stainless steel, are used extensively in the Company’s product fabrication processes.  Such basic materials have, in the past, been subject to worldwide shortages or price fluctuations related to the supply of or demand for raw materials, such as nickel, which are used in their production by our suppliers.  A significant increase in the price or decrease in the availability of one or more of these components, subassemblies or basic materials could adversely affect our results of operations.

Compliance with recently passed health care legislation may adversely affect the Company’s business.

  In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the "Acts").  Among other things, the Acts contain provisions that will affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy.  We are currently reviewing the provisions of the Acts and their impact on our Company-sponsored plans.  We are currently unable to estimate costs associated with compliance with the Acts.

The Company’s reported results may be affected adversely by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements, which could require the Company to incur substantial additional expenses.

Our financial reporting complies with the Generally Accepted Accounting Principles (“GAAP”) in the United States, and GAAP is subject to change over time.  If new rules or interpretations of existing rules require us to change our financial reporting (including the adoption of international financial reporting standards in the United States), our reported results of operations and financial condition could be affected substantially by the new requirements, which could include requirements to restate historical financial statements. Our management team may need to devote significant time and financial resources to comply with evolving standards, which may lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses to the Company and pose challenges for the Company’s management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated under that act, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets.  Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 2.                 PROPERTIES.

The Company owns or leases the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	173,000	Owned	n/a	n/a
Walla Walla, Washington	Customer Visitor Center, equipment demonstration facility	31,500	Leased	2015	Two five-year renewal periods
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2012	2017
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2015	One-year
Beusichem, The Netherlands	Warehouse	11,000	Leased	2013	None

The Company also has leased office space for sales and service and other activities in Walla Walla, Washington, Dingley, Australia, Shanghai, China, Querétaro, Mexico and Rotselaar, Belgium.

The Company considers all of its properties suitable for the purposes for which they are used.

ITEM 3.	LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business.  As of December 2, 2011, the Company was not a party to any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are quoted on The NASDAQ Global Market under the symbol “KTEC”.  The following table shows the high and low sales prices per share of the Company’s common stock, as reported on NASDAQ, by quarter for the two most recent fiscal years ending September 30, 2011:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2011
First Quarter	$17.65	$12.11
Second Quarter	$22.28	$15.73
Third Quarter	$21.22	$14.90
Fourth Quarter	$17.43	$11.24
Fiscal year ended September 30, 2010
First Quarter	$12.50	$9.89
Second Quarter	$15.48	$11.36
Third Quarter	$16.16	$12.88
Fourth Quarter	$14.08	$11.53

The Company had approximately 1,918 beneficial owners of its common stock, of which 129 are of record, as of December 2, 2011.

The Company has not historically paid dividends on its common or preferred stock.  The Board of Directors presently intends to continue its policy of retaining earnings for reinvestment in the operations of the Company.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of the Company during the quarter ended September 30, 2011 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2011	1,689	$15.97	0
August 1-31, 2011	-	-	0
September 1-30, 2011	729	$13.66	0
Total	2,418	$15.27	0	78,750	(2)

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

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC., THE RUSSELL MICROCAP INDEX, AND A PEER GROUP

September 2011
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100

250.00
200.00
150.00
100.00
50.00
0.00
2006
2007
2008
2009
2010
2011
Key Technology, Inc.
Russell Microcap Index
New Peer Group
Old Peer Group

	2006	2007	2008	2009	2010	2011

Key Technology, Inc.	100.00	235.49	185.42	88.02	101.07	88.38

Russell Microcap Index	100.00	109.68	84.98	78.23	84.05	79.99

New Peer Group	100.00	142.91	169.91	136.03	141.53	141.34

Old Peer Group	100.00	142.84	169.62	135.71	141.17	141.01

NEW PEER GROUP: Cognex Corporation, Perceptron, Inc., Flir Systems, Inc., John Bean Technologies Corporation, Tomra Systems, Inc., and ISRA Vision AG.*

* PPT Vision Inc. and Elbit Vision Systems Ltd. have been removed from the 2011 peer group because they are traded in the pink sheets and the over the counter markets, respectively. These companies are too small for proper comparison for the purposes of the Stock Performance Graph.  The 2010 peer group including the aforementioned companies has been included as the old peer group for comparison.

ITEM 6.                 SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2011 has been derived from the audited consolidated financial statements of the Company.  The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

	Fiscal Year Ended September 30,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)

Statement of Operations Data:
Net sales	$116,328	$115,804	$105,450	$134,086	$107,540
Cost of sales	78,531	75,651	66,427	80,893	66,099
Gross profit	37,797	40,153	39,023	53,193	41,441
Operating expenses	35,310	34,896	39,609	42,952	32,839
Gain (loss) on disposition of assets	4	77	(352)	81	23
Income (loss) from operations	2,491	5,334	(938)	10,322	8,625
Other income (expense)	(542)	(172)	(431)	666	1,961
Earnings (loss) from continuing operations before income taxes	1,949	5,162	(1,369)	10,988	10,586
Income tax (benefit) expense	495	1,524	(878)	3,515	3,176
Net earnings (loss)	$1,454	$3,638	$(491)	$7,473	$7,410
Earnings (loss) per share(1) – basic	$0.27	$0.69	$(0.10)	$1.34	$1.36
– diluted	$0.27	$0.69	$(0.10)	$1.32	$1.34
Cash dividends per share	$--	$--	$--	$--	$--
Shares used in per share calculation – basic	5,311	5,277	5,116	5,596	5,434
– diluted	5,329	5,293	5,116	5,646	5,531

Balance Sheet Data:
Cash and cash equivalents and short-term investments	$28,754	$29,096	$18,142	$36,322	$27,880
Working capital	42,484	41,475	37,033	47,531	40,946
Property, plant and equipment, net.	19,433	16,821	16,175	8,705	4,671
Total assets	94,405	91,267	80,715	89,625	75,497
Current portion of long-term debt	345	333	319	--	--
Long-term debt, less current portion	5,197	5,542	5,876	--	--
Shareholders' equity	$58,774	$56,338	$51,457	$60,368	$50,393

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

The Company consists of Key Technology, Inc. which directly owns five subsidiaries:  Key Technology Holdings USA LLC; Key Technology Australia Pty Ltd.; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co., Ltd.; and Key Technology Asia-Pacific Pte. Ltd.  Key Technology Holdings USA LLC owns Suplusco Holding B.V., its European subsidiary, which owns Key Technology B.V.  The Company manufactures products in Walla Walla, Washington; Redmond, Oregon; and Beusichem, The Netherlands.

Overview

Sales increased slightly to $116.3 million for the year ended September 30, 2011 compared with $115.8 million for fiscal 2010, while orders decreased 3.5% in fiscal 2011 from fiscal 2010.  The Company reported net earnings for fiscal 2011 of $1.5 million, or $0.27 per diluted share, compared with net earnings of $3.6 million, or $0.69 per diluted share, for fiscal 2010.  Net earnings decreased in fiscal 2011 compared to fiscal 2010 as a result of a $2.4 million decrease in gross profit, as well as slightly higher operating expenses of $35.3 million, or 30.4% of net sales, compared to $34.9 million, or 30.1% of net sales for fiscal 2010.  Gross profits and operating expenses in fiscal 2011 were both partially adversely affected by a $1.1 million pre-tax charge recorded in the fourth quarter related to the restructuring of the Company’s global operations.  The decline in gross margins to 32.5% in fiscal 2011 from 34.7% in fiscal 2010 was also due to higher than expected customer support costs and price competition.  The small increase in operating expenses in fiscal 2011 compared to fiscal 2010 related to increased R&D project spending, higher sales and marketing expense including personnel and facility related costs, and higher trade show and promotional costs, mostly offset by lower amortization expenses and lower general and administrative spending.  Other expenses were $542,000 in fiscal year 2011 compared to $172,000 in fiscal year 2010.  During fiscal 2010, the Company recorded a $475,000 gain related to partial collection of its note receivable from the fiscal 2007 sale of its interest in the InspX joint venture which reduced other expenses significantly in fiscal 2010.

Automated inspection systems sales were up 2%, process systems sales were down 2%, and parts and service sales increased 1% in fiscal 2011 compared to the prior fiscal year.  Orders for automated inspection systems decreased 12%, process system orders increased 8%, and parts and service orders decreased 1% in fiscal 2011 compared to the prior fiscal year.  The primary market forces driving demand for our products are: increased global concerns about food safety and security, the inability of food and pharmaceutical processors to obtain cost effective labor, increased demand by food processors for fully integrated turn-key solutions from a single supplier, and the Company’s continued expansion into international markets.  Export and international sales for the fiscal years ended September 30, 2011, 2010 and 2009 accounted for 41%, 50% and 43% of net sales in each year, respectively.

The worldwide economy and tight credit markets continued to challenge the Company’s fiscal 2011 results.  Order volumes for fiscal 2011 were down across the Company’s significant geographic markets and major automated inspection systems product lines, particularly in the potato and processed fruit and vegetable industries.  The continued economic uncertainty during the fiscal year resulted in conservative capital spending throughout our markets as customers evaluated the potential economic effects on their businesses. In fiscal 2011, the Company continued to see customers seeking to retain cash, price sensitivity, longer or delayed purchasing cycles, and more purchasing decisions at corporate levels rather than local operating locations.  Customers who rely on credit facilities to finance capital purchases continued to be constrained by the lack of readily available credit.  In addition, in response to the resulting excess capacity, the market saw very aggressive pricing efforts to stimulate demand, which increased price competition for the Company’s products.

In fiscal 2011, the Company focused efforts on the following major long-term revenue initiatives, although the challenging global economic and competitive conditions affected the Company’s progress in many of these areas:

•
Focus on Key's core strategic food accounts and processing markets, including potatoes, fresh-cut, and processed fruit and vegetables.  In 2011, sales in potato and processed fruit and vegetables increased compared to fiscal 2010, while sales in fresh-cut decreased from the prior year.  During fiscal 2011, the Company received $8.2 million in orders related to a three-year $20 million agreement with a major vegetable processor, a significant portion of which was for the Company’s Manta 1600 sorter.  Fiscal 2011 was the third year of orders associated with this agreement.  In fiscal 2010, the Company received total orders of $8.0 million from this customer.

•
Expand pharmaceutical and nutraceutical market penetration.  Anticipated penetration into this market will extend and advance the Company’s existing patented, high-resolution inspection technology and material handling platforms.  In fiscal 2009, the Company completed development of its new VeriSym sorter which is designed for high volume softgel and tablet applications.  In fiscal 2010, the Company introduced its new low volume VeriSym, which enables the Company to reach a larger portion of the market.  While net sales of pharmaceutical and nutraceutical products remained less than 5% of the Company’s net sales in fiscal 2011, the Company continues to focus on developing this market and obtaining new orders from strategic pharmaceutical companies.

•
Strengthen the core and emerging international businesses, including Asia Pacific, Eastern European, Latin American, and South American regions.  The Company’s sales in North America increased in fiscal 2011 compared to the prior year.  In North America, sales increased in potatoes and processed fruit and vegetables, but decreased in the fresh-cut segment.  The Company’s sales in Europe, Latin America and Asia Pacific all decreased compared to the prior year.  In Europe, an increase in sales in potatoes was more than offset by a decrease in sales for processed fruit and vegetables and fresh-cut.  Sales in Latin America and Asia Pacific decreased from the prior year primarily in the potato and other food segments.  The Company’s agreement with Hauni Maschinenbau AG is expected to continue to strengthen the Company’s global position in tobacco, especially in the Chinese market.

•
Develop new markets with new product releases.  In fiscal 2011, the Company released five new products to the marketplace with favorable customer acceptance, including successful installations of the new Veo and Horizon products.

•
Grow the Company’s aftermarket product lines, including the introduction of PROliance Programs.    Aftermarket sales of parts and service increased slightly in fiscal 2011 to $22.7 million from $22.5 million in fiscal 2010.  In 2010, the Company branded its suite of support services, parts, and training solutions under the name PROliance.  The PROliance program sales increased in fiscal 2011 compared to fiscal 2010.

•
Expand the Company’s Integrated Solutions Group.  In fiscal 2010, the Company launched its Integrated Solutions Group (ISG) to provide integrated whole-line solutions.  From pre-engineering and project definition to plant start-up, ISG provides complete turn-key solutions that can include the integration of third-party products along with Key’s sorting, conveying and processing systems to meet the specific needs of each application.  Key leverages its industry expertise and strong engineering and project management capabilities to deliver complete integration services, all from a single source.  In fiscal 2011, net sales of integrated solutions reached approximately 5% of the Company’s net sales, and the funnel of opportunities associated with integrated solutions increased significantly.

•
Strengthen the Company’s technical capabilities and improve its organizational efficiencies.  In fiscal 2011, the Company continued to strengthen its engineering, project management and product validation resources, and focused on more effectively leveraging its existing strategic distribution and representative partnerships.  In addition, the Company restructured its North American operations to better achieve its overall business objectives.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company typically has a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At September 30, 2011, the Company had invoiced $3.9 million compared to $1.5 million at September 30, 2010 for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of September 30, 2011, the balance sheet included allowances for doubtful accounts of $251,000.  Amounts charged to bad debt expense for fiscal 2011 and 2010 were $(126,000) and $75,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2011 and 2010 were $65,000 and $110,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2011, cumulative inventory adjustments to lower of cost or market totaled $1.9 million compared to $1.8 million as of September 30, 2010.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2011 and 2010 were $1.3 million and $580,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $1.1 million and $0.9 million for fiscal 2011 and 2010, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2011, the Company held $22 million of long-lived assets, net of depreciation and amortization.  There were no changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of September 30, 2011, the balance sheet included warranty reserves of $2.4 million, while $4.4 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $2.0 million as of September 30, 2010 and warranty charges of $3.1 million for the fiscal year then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2011, the Company had valuation reserves of approximately $170,000 for deferred tax assets for capital loss carryforwards and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward periods.  During fiscal 2011, the Company reversed $17,000 of valuation reserves related to utilization of capital loss carryforwards.  During fiscal 2010, the Company recorded $34,000 of valuation reserves related to changes in the carrying value its investment in Proditec, reversed $171,000 of valuation reserves upon reversal of its doubtful account allowance on its note receivable from the sale of its interest in the InspX joint venture, and reversed $105,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on its corporate income tax return.  During fiscal 2009, the Company recorded $79,000 of valuation reserves related to impairment charges on its investment in Proditec and reversed $99,000 of valuation reserves upon partial reversal of its doubtful accounts allowance on its note receivable from the sale of its interest in the InspX joint venture.  There were no other valuation allowances at September 30, 2011 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  At September 30, 2011, the Company had reserves of $82,000 for estimated tax exposures.  During fiscal 2011 and 2010, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2011, the existing Research and Development Credit (“R&D credit”) was retroactively renewed and extended to December 31, 2011.  Due to this change in tax law, the Company recorded approximately $72,000 of additional R&D tax credits in the first quarter of fiscal 2011 related to R&D expenditures incurred during fiscal 2010.

Comparison of Fiscal 2011 to Fiscal 2010
	Fiscal Year Ended September 30,
	2011	2010	Change $	Change %
	(in thousands)
Statement of Operations Data
Net sales	$116,328	$115,804	$524	0.5
Gross profit	37,797	40,153	(2,356)	(5.9)

Operating Expenses:
Sales and marketing	19,474	18,047	1,427	7.9
Research and development	6,939	6,664	275	4.1
General and administrative	8,882	9,255	(373)	(4.0)
Amortization	15	930	(915)	(98.4)
Total operating expense	35,310	34,896	414	1.2

Gain on disposition of assets	4	77	(73)	(94.8)
Income from operations	2,491	5,334	(2,843)	(53.3)
Other income (expense)	(542)	(172)	(370)	215.1
Income tax expense	495	1,524	(1,029)	(67.5)
Net earnings	1,454	3,638	(2,184)	(60.0)

Balance Sheet Data
Cash and cash equivalents	28,754	29,096	(342)	(1.2)
Accounts receivable	8,776	13,250	(4,474)	(33.8)
Inventories	24,269	21,191	3,078	14.5

Other Data (unaudited)
Orders for year ended September 30	116,819	121,098	(4,279)	(3.5)
Backlog at fiscal year end	36,202	35,053	1,149	3.3

Results of Operations

Fiscal 2011 compared to Fiscal 2010

Net sales for the year ended September 30, 2011 were $116.3 million, a 0.5% increase from the $115.8 million reported for fiscal 2010.  Sales in the Company’s automated inspection systems product line increased by 2% to $53.0 million in fiscal 2011, accounting for 46% of total revenues, compared to $52.0 million in fiscal 2010, or 45% of total revenues.  Sales increased from the prior year in ADR, Tegra and Upgrade systems sales partially offset by a reduction in sales in the other automated inspection product lines.  Process systems sales in fiscal 2011 were $40.7 million, a 2% decrease from the $41.3 million reported for fiscal 2010.  A decrease in process system sales in Europe was partially offset by an increase in process equipment sales in other geographic regions.  Sales of process systems accounted for 35% of total revenues in fiscal 2011 compared to 36% in fiscal 2010.  Parts and service sales increased from the prior year by $140,000 or 1% to $22.7 million, compared to $22.5 million in fiscal 2010.  Parts and service sales represented 19% of sales in both fiscal 2011 and fiscal 2010.   Net sales for the first quarter of fiscal 2012 are expected to be similar to the net sales recorded in the fourth quarter of fiscal 2011 and, consistent with historical patterns, net sales are expected to improve during the remainder of fiscal 2012.

Orders decreased 4%, or $4.3 million, to $116.8 million in fiscal 2011 from the $121.1 million of new orders received in fiscal 2010.  Backlog at September 30, 2011 increased 3% to $36.2 million compared to the $35.1 million reported at the end of fiscal 2010.  The order mix for the more recent year changed from fiscal 2010.  For fiscal 2011, the Company’s higher margin automated inspection systems orders decreased by $7.1 million, or 12%, representing 44% of order volume in fiscal 2011 compared to 48% in the prior year.  This decrease occurred in almost all automated product inspection lines, except for upgrade and ADR systems.  Orders for process systems increased by $3.0 million, or 8%, representing 36% of order volume in fiscal 2011 compared to 33% in the prior year.  This increase in process systems orders in fiscal 2011 compared to fiscal 2010 related mainly to an increase in orders in the European regions.  Parts and service orders decreased from the prior year by $145,000, or 1%, and represented 20% and 19% of orders in fiscal 2011 and fiscal 2010, respectively.

Gross profit decreased to $37.8 million for fiscal 2011 compared to $40.2 million in fiscal 2010, or 32.5% and 34.7% of net sales, respectively.  The principal reasons for the $2.4 million decrease in gross profit were higher warranty and customer support costs, continued competitive pricing pressures, and certain charges related to the restructuring of the Company’s operations.  The Company’s growth strategy related to integrated product offerings may reduce gross margins in future periods to the extent products purchased from others are integrated into our product offerings.  Gross profit in the first quarter of 2012 will be challenged due to lower production volumes and continuing competitive pricing pressures.  Gross profit later in fiscal 2012 is expected to improve as the production volumes increase due to backlog and order volumes.

Research and development expense increased $275,000 to $6.9 million, or 6.0% of sales, in fiscal 2011 from $6.7 million, or 5.8% of sales, in fiscal 2010.  In fiscal 2011, there was an increase in new product development and personnel costs compared to fiscal 2010.

Sales and marketing expense in fiscal 2011 increased to $19.5 million compared to $18.0 million spent in fiscal 2010.  As a percentage of sales, sales expense increased 1.1% to 16.7% of sales in fiscal 2011 from 15.6% of sales in fiscal 2010.  The primary reasons for the increase in spending were costs associated with the new Innovation Center in Walla Walla, higher internal sales and marketing personnel related costs, increased trade show and promotional costs, and charges related to the restructuring of the Company’s operations, partially offset by lower incentive compensation.

General and administrative expense in fiscal 2011 was $8.9 million and 7.6% of sales for the year, compared to $9.3 million and 8.0% of sales for fiscal 2010.  The primary reason for the decrease in spending was lower expenses associated with incentive compensation.

Other income and expense was an expense of $542,000 for fiscal 2011 compared to $172,000 of expense for fiscal 2010.  Interest income decreased to $20,000 in fiscal 2011 from the $50,000 reported for fiscal 2010 due to lower interest rates.  In fiscal 2011, the Company recognized foreign exchange losses of $82,000, net of the effects of forward contracts settled during the year, compared with exchange losses of $134,000 in fiscal 2010.  During fiscal 2011, the Company incurred interest expense of $261,000, primarily related to the mortgage on its headquarters facility, compared to interest expense of $373,000 in fiscal 2010.  During fiscal 2010, the Company recorded in other income a $475,000 gain, related to partial collection of its note receivable from the fiscal 2007 sale of its interest in the InspX joint venture.

The effective tax rate for the Company was a tax expense rate of 25.4% in fiscal 2011 compared to a tax expense rate of 29.5% in fiscal 2010.  The effective tax rate for fiscal 2011 was primarily affected by the research and development credits recorded in fiscal 2011, including $72,000 of additional R&D tax credits related to fiscal 2010 recorded in fiscal 2011 due to changes in tax law during fiscal 2011 to retroactively renew the R&D tax credit.  The effective tax rate for fiscal 2010 was negatively affected by the expiration of the R&D tax credit on December 31, 2009.  Other items, such as permanent differences arising from domestic production deductions, tax exempt interest, and other permanent differences including valuation reserve adjustments, caused the effective tax rate to vary from the 34% statutory rate in both fiscal 2011 and 2010.

Net earnings in fiscal 2011 were $1.5 million, or $0.27 per diluted share, compared to net earnings of $3.6 million, or $0.69 per diluted share, in fiscal 2010.  The principal reasons for the decrease in earnings for fiscal 2011 compared to fiscal 2010 were lower gross profit margins, increased operating expenses and unfavorable changes in the components of other income and expense.

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

New orders increased 19%, or $19.3 million, to $121.1 million in fiscal 2010 from the $101.8 million of new orders received in fiscal 2009.  Backlog at September 30, 2010 increased 18% to $35.1 million compared to the $29.7 million reported at the end of fiscal 2009.  The order mix for fiscal 2010 changed somewhat from fiscal 2009.  For fiscal 2010, the Company’s higher margin automated inspection systems orders increased by $13.8 million, or 31%, representing 48% of order volume in fiscal 2010 compared to 44% in the prior year.  This increase occurred in almost all automated product inspection lines, except for upgrade systems.  Orders for process systems increased by $3.0 million, or 8%, representing 33% of order volume in fiscal 2010 compared to 36% in fiscal 2010.  Parts and service orders increased from fiscal 2009 to fiscal 2010 by $2.6 million, or 13%, and represented 19% of orders in fiscal 2010 compared to 20% of orders in fiscal 2009.

Gross profit increased to $40.2 million for fiscal 2010 compared to $39.0 million in fiscal 2009, or 34.7% and 37.0% of net sales, respectively.  The principal reason for the $1.2 million increase in gross profit related to the 10% increase in sales volume.  The decline in the gross profit percentage resulted primarily from competitive pricing pressures and a lower margin product mix including lower upgrade sales in fiscal 2010, partially offset by reduced warranty and customer support costs in fiscal 2010.

Research and development expense decreased $2.0 million to $6.7 million, or 5.8% of sales, in fiscal 2010 from $8.7 million, or 8.2% of sales, in fiscal 2009.  Direct project spending was reduced in fiscal 2010.  The fiscal 2009 expense related significantly to the sixteen new product solutions released during that year.

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

General and administrative expense in fiscal 2010 was $9.3 million and 8.0% of sales for the year, compared to $11.6 million and 11.0% of sales for fiscal 2009.  The primary reasons for the decrease in spending were lower expenses associated with the ERP project implemented in fiscal 2009 and lower expenses due to cost reduction initiatives, partially offset by an increase in incentive compensation.

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

Liquidity and Capital Resources

Fiscal 2011

For fiscal 2011, net cash decreased by $342,000, or 1%, to $28.8 million on September 30, 2011 compared to September 30, 2010.  The Company provided $5.8 million in cash from operating activities, used $5.5 million in investing activities and consumed $588,000 in financing activities.

The net cash provided by operating activities during fiscal 2011 of $5.8 million included net earnings for the year of $1.5 million, non-cash expenses for depreciation and amortization of $2.9 million, non-cash share-based payments of $1.4 million, and increases of $1.7 million in deferred taxes.  Non-cash working capital at September 30, 2011 increased from the same time last year, resulting in $1.5 million of cash used in operating activities. Decreases in trade receivables and accounts payable due to lower sales in the fourth quarter compared to the prior year, and increases in customer deposits due to a higher backlog and timing of customer payments and shipments, were offset by increases in inventory due to delayed customer shipments, increases in income tax receivables, and decreases in accrued payroll and other liabilities.

Cash used in investing activities totaled $5.5 million during fiscal 2011, which primarily consisted of capital expenditures of $5.6 million.  Capital expenditures included costs associated with the Company’s new Innovation Center, corporate headquarters facility repairs, manufacturing equipment, and information systems software and equipment.

Cash used in financing activities totaled $588,000 in fiscal 2011, which included payments on long-term debt of $333,000 associated with the Company’s mortgage on its headquarters facility, and $416,000 for exchanges of shares for statutory withholding, offset by $147,000 of proceeds from the issuance of common stock for option exercises and employee stock purchases.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At September 30, 2011, the interest rate would have been 1.74% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.5 million was outstanding at September 30, 2011.  The term loan provided for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At September 30, 2011, the Company had no borrowings outstanding under the credit facility and $250,000 in standby letters of credit.  At September 30, 2011, the Company was in compliance with its loan covenants.  At September 30, 2010, the Company had no borrowings outstanding under the credit facility and $250,000 in standby letters of credit.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.4 million) and includes an operating line of the lesser of €250,000 ($338,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.0 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2011, the interest rate was 6.20%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At September 30, 2011, the Company was in compliance with its loan covenants.  At September 30, 2011, the Company had no borrowings under this facility and had received bank guarantees of €345,000 ($467,000) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.  At September 30, 2010, the Company had no borrowings under this facility and had received bank guarantees of €465,000 ($636,000).

The Company anticipates that current cash balances, ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund the Company’s operating needs for the foreseeable future.  Cash provided by operating activities was $5.8 million in fiscal 2011, and cash provided by (used for) operating activities was $14.0 million and ($3.4) million in fiscal years 2010 and 2009, respectively.  The Company had no material commitments for capital expenditures at September 30, 2011.

Prior Years - Fiscal 2010 and 2009

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

Contractual Obligations

The Company’s continuing contractual obligations and commercial commitments existing on September 30, 2011 are as follows:

		Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,542	$345	$744	$809	$3,644
Interest on long-term debt (2)	1,602	230	414	348	610
Operating leases	3,243	974	1,299	460	510
Purchase obligations	913	913	-	-	-
Total contractual cash obligations	$11,300	$2,462	$2,457	$1,617	$4,764

(1)  The Company also has $82,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)  Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

At September 30, 2011, the Company had standby letters of credit totaling $717,000, which includes secured bank guarantees under the Company’s domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

Recent Accounting Pronouncements Not Yet Adopted

In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other.”  This standards update amends the goodwill impairment testing standard to allow an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount for purposes of determining whether it is even necessary to perform the first step of the two step goodwill impairment test.  This pronouncement is effective December 15, 2011 and earlier application is permitted.  The Company adopted this pronouncement effective at the beginning of its 2012 fiscal year.  The Company does not expect that adoption of this pronouncement will have a significant effect on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk.  The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar, Mexican peso, Chinese renminbi and Singapore dollar.

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  As of September 30, 2011, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $127,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect earnings if the U.S. dollar strengthens on world markets. The Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2011, the Company held a 30-day forward contract for €4.0 million ($5.4 million).

As of September 30, 2011, the Euro lost approximately 1% in value against the U.S. dollar compared to its value at September 30, 2010.  During the twelve-month period ended September 30, 2011, changes in the value of the Euro against the U.S. dollar ranged between an 8% gain and a 3% loss as compared to the value at September 30, 2010.  Other foreign currencies showed similar changes in value against the U.S. dollar during fiscal 2011, with the exception of the Mexican peso which lost 9% in value against the U.S. dollar, and the Chinese renminbi which gained 5% in value against the U.S. dollar, both as compared to the value at September 30, 2010.  The effect of these fluctuations on the operations and financial results of the Company were:

•
Translation adjustments of $(71,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange losses of $82,000, net of the effects of forward contracts settled during the year, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

When the U.S. dollar strengthens on the world markets, the Company’s market and economic outlook for international sales could be negatively affected as export sales to international customers become relatively more expensive.  Conversely, a relatively weaker U.S. dollar makes the Company’s U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively weaker U.S. dollar on the world markets, especially as measured against the Euro, may favorably affect the Company’s market and economic outlook for international sales.  The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company.

Interest Rate Risk.  Under the Company’s domestic credit facilities, the Company may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on the Company’s achievement of a specified financial ratio.  The Company may borrow on its European credit facility at the lenders prime rate plus 175 basis points.  At September 30, 2011, the Company had no borrowings under these arrangements.  During the year ended September 30, 2011, interest rates applicable to these variable rate credit facilities ranged from 1.74% to 6.20%.  At September 30, 2011, the rate was 1.74% on its domestic credit facility and 6.20% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate a 4.27%.  As of September 30, 2011, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. (an Oregon corporation) and subsidiaries (the “Company”) as of September 30, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 9, 2011 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.

We have audited the internal control over financial reporting of Key Technology, Inc. and subsidiaries (the “Company”) as of September 30, 2011, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Key Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Key Technology, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Key Technology, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2011 and our report dated December 9, 2011 expressed an unqualified opinion on these financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 9, 2011

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010
(In thousands)

	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$28,754	$29,096
Trade accounts receivable, net of allowance for doubtful accounts of $251 and $438,
respectively	8,776	13,250
Inventories	24,269	21,191
Deferred income taxes	2,715	2,893
Income tax receivable	1,207	191
Prepaid expenses and other assets	3,628	2,899

Total current assets	69,349	69,520

PROPERTY, PLANT AND EQUIPMENT, Net	19,433	16,821

DEFERRED INCOME TAXES	1,790	1,076

INTANGIBLES, Net	51	66

INVESTMENT IN PRODITEC	1,178	1,178

GOODWILL	2,524	2,524

OTHER ASSETS	80	82

TOTAL	$94,405	$91,267

See notes to consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010
(In thousands, except shares)

	2011	2010

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,318	$6,461
Accrued payroll liabilities and commissions	5,494	6,606
Customers’ deposits	10,812	8,272
Accrued customer support and warranty costs	2,756	2,362
Income tax payable	15	589
Current portion of long-term debt	345	333
Customer purchase plans	518	934
Other accrued liabilities	1,607	2,488

Total current liabilities	26,865	28,045

LONG-TERM DEBT	5,197	5,542

DEFERRED INCOME TAXES	3,056	887

OTHER LONG TERM LIABILITIES	513	455

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS’ EQUITY:
Preferred stock-no par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock-no par value; 45,000,000 shares authorized; 5,337,250 and 5,297,312 issued and outstanding at September 30, 2011 and 2010, respectively	21,138	20,006
Retained earnings	37,631	36,177
Accumulated other comprehensive income	5	155

Total shareholders’ equity	58,774	56,338

TOTAL	$94,405	$91,267

See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2011
(In thousands, except per share data)

	2011	2010	2009

NET SALES	$116,328	$115,804	$105,450

COST OF SALES	78,531	75,651	66,427

Gross profit	37,797	40,153	39,023
OPERATING EXPENSES:
Sales and marketing	19,474	18,047	18,090
Research and development	6,939	6,664	8,681
General and administrative	8,882	9,255	11,568
Amortization of intangibles	15	930	1,270

Total operating expenses	35,310	34,896	39,609

GAIN (LOSS) ON DISPOSITION OF ASSETS	4	77	(352)

INCOME (LOSS) FROM OPERATIONS	2,491	5,334	(938)

OTHER INCOME (EXPENSE):
Royalty income	-	10	20
Interest income	20	50	224
Interest expense	(261)	(373)	(150)
Gain on sale of investment in joint venture	-	475	275
Impairment charge on investment in Proditec	-	-	(219)
Foreign exchange loss	(82)	(134)	(362)
Other, net	(219)	(200)	(219)

Total other income (expense)—net	(542)	(172)	(431)

Earnings (loss) before income taxes	1,949	5,162	(1,369)
Income tax expense (benefit)	495	1,524	(878)
Net earnings (loss)	$1,454	$3,638	$(491)
EARNINGS (LOSS) PER SHARE—Basic	$0.27	$0.69	$(0.10)
EARNINGS (LOSS) PER SHARE—Diluted	$0.27	$0.69	$(0.10)
SHARES USED IN PER SHARE CALCULATION—Basic	5,311	5,277	5,116
SHARES USED IN PER SHARE CALCULATION—Diluted	5,329	5,293	5,116

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2011
(Dollars in thousands)

	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2008	5,629,566	$19,489	$40,381	$498	$60,368
Components of comprehensive income:
Net loss	-	-	(491)	-	(491)
Comprehensive income—foreign currency translation adjustment, net of tax benefit of $13	-	-	-	(24)	(24)
Unrealized changes in value of derivatives, net of tax expense of $34	-	-	-	66	66
Total comprehensive income (loss)					(449)
Tax benefits from share-based payments	-	528	-	-	528
Share based payments	-	906	-	-	906
Issuance of stock upon exercise of stock options	11,769	41	-	-	41
Issuance of stock for Employee Stock Purchase Plan	10,900	104	-	-	104
Stock buyback	(671,250)	(2,618)	(7,351)	-	(9,969)
Stock grants - performance-based	55,831	-	-	-	-
Stock grants - employment-based	10,801	-	-	-	-
Restricted stock surrendered in payment of taxes	(5,495)	(72)	-	-	(72)
Stock forfeitures and retirements	(43,288)	-	-	-	-
Balance at September 30, 2009	4,998,834	$18,378	$32,539	$540	$51,457
Components of comprehensive income (loss):
Net earnings	-	-	3,638	-	3,638
Comprehensive income—foreign currency translation adjustment, net of tax benefit of $69	-	-	-	(136)	(136)
Unrealized changes in value of derivatives, net of tax expense of $129	-	-	-	(249)	(249)
Total comprehensive income (loss)					3,253
Tax benefits from share-based payments	-	(92)	-	-	(92)
Share based payments	-	1,824	-	-	1,824
Issuance of stock upon exercise of stock options	5,000	46	-	-	46
Issuance of stock for Employee Stock Purchase Plan	8,344	92	-	-	92
Stock grants - performance-based	83,278	-	-	-	-
Stock grants - employment-based	279,970	-	-	-	-
Restricted stock surrendered in payment of taxes	(17,752)	(242)	-	-	(242)
Stock forfeitures and retirements	(60,362)	-	-	-	-
Balance at September 30, 2010	5,297,312	$20,006	$36,177	$155	$56,338
Components of comprehensive income:
Net earnings	-	-	1,454	-	1,454
Comprehensive income—foreign currency translation adjustment, net of tax benefit of $37	-	-	-	(71)	(71)
Unrealized changes in value of derivatives, net of tax benefit of $41	-	-	-	(79)	(79)
Total comprehensive income			-		1,304
Tax benefits from share-based payments	-	14	-	-	14
Share based payments	-	1,387	-	-	1,387
Issuance of stock upon exercise of stock options	5,000	40	-	-	40
Issuance of stock for Employee Stock Purchase Plan	8,269	107	-	-	107
Stock grants - performance-based	60,212	-	-	-	-
Stock grants - employment-based	53,470	-	-	-	-
Restricted stock surrendered in payment of taxes	(26,919)	(416)	-	-	(416)
Stock forfeitures and retirements	(60,094)	-	-	-	-
Balance at September 30, 2011	5,337,250	$21,138	$37,631	$5	$58,774

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2011
(In thousands)

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$1,454	$3,638	$(491)
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Recovery on note receivable from sale of investment in joint venture	-	(475)	(275)
Impairment charge for investment in Proditec	-	-	219
(Gain) loss on disposition of assets	(4)	(77)	352
Foreign currency exchange loss	82	134	362
Depreciation and amortization	2,944	3,405	3,108
Share based payments	1,407	1,796	907
Excess tax benefit from share based payments	(14)	91	(528)
Deferred income taxes	1,674	(12)	(478)
Deferred rent	(66)	(77)	(19)
Bad debt expense	(126)	75	196
Changes in assets and liabilities:
Trade accounts receivable	4,351	(642)	802
Inventories	(3,463)	716	(515)
Prepaid expenses and other current assets	(233)	(1,196)	134
Income taxes receivable	(1,016)	965	(1,156)
Accounts payable	(1,155)	1,806	(2,883)
Accrued payroll liabilities and commissions	(1,078)	1,495	(2,431)
Accrued customer support and warranty costs	367	(168)	21
Income taxes payable	(620)	347	221
Other accrued liabilities	(1,284)	953	(536)
Customers’ deposits	2,614	1,252	(376)
Other	(22)	(59)	(51)

Cash provided by (used for) operating activities	5,812	13,967	(3,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	42	174	1,429
Purchases of property, plant, and equipment	(5,588)	(3,206)	(11,462)
Investment in Proditec	-	-	(1,491)
Recovery on note receivable from sale of investment in joint venture	-	750	-

Cash used in investing activities	(5,546)	(2,282)	(11,524)

See notes to consolidated financial statements.			(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2011
(In thousands)

	2011	2010	2009

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	$-	$-	$6,400
Payments on long-term debt	(333)	(320)	(205)
Proceeds from issuance of common stock	147	138	145
Stock buyback	-	-	(9,969)
Excess tax benefits from share based payments	14	(91)	528
Exchange of shares for statutory withholding	(416)	(242)	(118)

Cash used in financing activities	(588)	(515)	(3,219)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(20)	(216)	(20)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(342)	10,954	(18,180)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	29,096	18,142	36,322

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,754	$29,096	$18,142

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the year for interest	$264	$393	$197
Cash paid during the year for income taxes	481	291	502

See notes to consolidated financial statements.			(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2011

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Technology, Inc. and its wholly-owned subsidiaries (the “Company”) design, manufacture, sell and service process automation systems that integrate electro-optical inspection and sorting systems with process systems that include specialized conveying and product preparation equipment.  The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries:  Key Technology Holdings USA LLC; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co. Ltd.; Key Technology Asia-Pacific Pte. Ltd.; and Key Technology Australia Pty Ltd.  Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings USA LLC that includes the accounts of Key Technology B.V.  All significant intercompany accounts and transactions have been eliminated.

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

Goodwill and Other Intangibles—The Company has only one reporting unit, and the estimated fair value of the Company approximates the market capitalization of the Company.  The Company performed its annual assessment on July 31, 2011 and determined that there has been no impairment of goodwill due to the fair value of the reporting unit exceeding its carrying amount by a significant margin.  The fair value of the Company was calculated based on the market capitalization of the Company as of July 31, 2011.

Other intangibles, which consist of patents, developed technologies, trademarks and trade names, and customer related intangible assets, are amortized over the estimated useful lives of the related assets, which are 10 years for the majority of the assets.  Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows.  Amortization of other intangibles was $15,000, $930,000, and $1,270,000 for the years ended September 30, 2011, 2010, and 2009, respectively (see Note 2).

Product Warranties—The Company provides a warranty on its products ranging from ninety days to five years following the date of shipment, the majority of which are for periods of one year or less.  Management establishes allowances for warranty costs based upon the types of products shipped and product warranty experience.  The provision for warranty costs is charged to cost of sales at the time of sale, and it is periodically assessed for adequacy based on changes in these factors.

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2011	2010
Beginning balance	$1,954	$2,122
Warranty costs incurred	(4,353)	(3,144)
Warranty expense accrued	4,824	2,992
Translation adjustments	(2)	(16)
Ending balance	$2,423	$1,954

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

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Termination Costs—During fiscal 2011, the Company announced a restructuring of its global operations.  As a result, the Company expects to incur approximately $1.1 million in costs related to the reduction in force, the majority of which relates to one-time termination benefits.  Approximately $700,000 and $400,000 of these costs were expensed as operating expenses and cost of goods sold, respectively, in fiscal 2011.  At September 30, 2011 approximately $1.1 million remained accrued as liabilities for amounts expensed in fiscal 2011 that were not paid as of September 30, 2011.  The Company expects that all of these amounts will be paid in the first quarter of fiscal 2012.

Financial Instruments—The carrying value of the Company’s cash and cash equivalents, accounts receivable, accounts payable, accrued payroll liabilities and commissions, accrued customer support and warranty costs, and other accrued liabilities approximates their estimated fair values due to the short maturities of those instruments.

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

	For the year ended September 30, 2011
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$1,454	5,311	$0.27
Effect of dilutive securities:
Common stock options	-	18
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$1,454	5,329	$0.27

	For the year ended September 30, 2010
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$3,638	5,277	$0.69
Effect of dilutive securities:
Common stock options	-	16
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$3,368	5,293	$0.69

	For the year ended September 30, 2009
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net loss available to common shareholders	$(491)	5,116	$(0.10)
Effect of dilutive securities:
Common stock options	-	-
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(491)	5,116	$(0.10)

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30,
	2011	2010	2009
Common shares from:
Assumed exercise of stock options	-	10,000	55,000

The options expire on dates beginning in February 2012 through February 2015.  The restrictions on stock grants may lapse between October 2011 and July 2014.

Comprehensive Income (loss)—Comprehensive income (loss) includes foreign currency translation adjustments resulting from the translation of assets and liabilities of foreign subsidiaries and unrealized gains and losses related to changes in value of an interest rate swap agreement, a derivative instrument designated as a cash flow hedge.

The components of accumulated comprehensive income (loss) were as follows (in thousands):

	For the year ended September 30,
	2011	2010	2009
Components of comprehensive income (loss):
Net earnings (loss)	$1,454	$3,638	$(491)
Other comprehensive income (loss)
Foreign currency translation adjustment	(108)	(205)	(37)
Unrealized changes in value of derivatives	(120)	(378)	100
Income tax (expense) benefit related to items of comprehensive income (loss)	78	198	(21)
Total comprehensive income (loss)	$1,304	$3,253	$(449)

Share-Based Compensation—The Company measures the cost of share-based payments based on the grant-date fair value of the award.  The cost is recognized as expense over the requisite service period required in exchange for the award.  No compensation cost is recognized for awards where the requisite service period is not completed.  For awards with a performance condition, compensation cost is only recognized if the performance condition is probable of being achieved.

Accounting for Income Taxes—The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Recently Adopted Accounting Pronouncements—Effective October 1, 2010, the Company adopted Accounting Standard Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” and ASU 2009-14, “Certain Revenue Arrangements That Include Software.”  These ASUs revise and clarify accounting for arrangements with multiple deliverables, including how to separate deliverables into units of accounting determining the allocation of revenue to the units of accounting and the application of these provisions to tangible products containing software components.  There are also expanded disclosure requirements for significant judgments made in the application of these standards, if material.  The adoption of these pronouncements did not have a material effect on the Company’s financial statements.

 Recent Accounting Pronouncements Not Yet Adopted— In September 2011, the FASB issued Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other.”  This standards update amends the goodwill impairment testing standard to allow an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount for purposes of determining whether it is even necessary to perform the first step of the two step goodwill impairment test.  This pronouncement is effective December 15, 2011 and earlier application is permitted.  The Company adopted this pronouncement effective at the beginning of its 2012 fiscal year.  The Company does not expect that adoption of this pronouncement will have a significant effect on its financial statements.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

As of September 30, 2011, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value
Patents and developed technologies	$11,085	$51
Purchased trademarks and trade names	1,700	0
Customer related intangibles	900	0
	$13,685	$51

The remaining unamortized assets are being amortized over 10 years.  Amortization expense for the next five fiscal years is expected to be approximately:

Year Ended September 30,	(In thousands)

2012	$15
2013	15
2014	15
2015	6
2016	0
Total	$51

As of September 30, 2011, the Company had $2.5 million of goodwill which is not being amortized.  There was no change to goodwill during the fiscal years ended September 30, 2011 and 2010.

3.	TRADE ACCOUNTS RECEIVABLE

Trade accounts receivable consist of the following (in thousands):

	September 30,
	2011	2010
Trade accounts receivable	$9,027	$13,688
Allowance for doubtful accounts	(251)	(438)
Total trade accounts receivable, net	$8,776	$13,250

Amounts charged to bad debt expense for fiscal 2011, 2010, and 2009 were $(126,000), $75,000, and $196,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2011, 2010, and 2009 were $65,000, $110,000, and $37,000, respectively.

4.         INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2011	2010
Purchased components and raw materials	$7,685	$6,584
Work-in-process and sub-assemblies	9,940	9,685
Finished goods	6,644	4,922
Total inventories	$24,269	$21,191

At September 30, 2011 and 2010, respectively, cumulative inventory adjustments to lower of cost or market totaled $1.9 million and $1.8 million.  Amounts charged to expense to record inventory at lower of cost or market were $1.3 million for fiscal 2011, $580,000 for fiscal 2010, and $726,000 for fiscal 2009.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $1.1 million, $927,000, and $291,000 for fiscal 2011, 2010, and 2009, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2011	2010
Land and land improvements	$2,545	$2,545
Buildings and improvements	8,703	6,037
Manufacturing equipment	11,688	10,433
Computer equipment and software	15,871	14,717
Office equipment, furniture and fixtures	2,071	1,762
Construction in progress	206	806
	41,084	36,300

Accumulated depreciation	(21,651)	(19,479)

Total property, plant and equipment, net	$19,433	$16,821

    Depreciation expense was $2.9 million, $2.5 million, and $1.8 million for fiscal 2011, 2010, and 2009, respectively.

At September 30, 2011, there was $49,000 of unamortized deferred gain from the fiscal 2009 sale of a facility in the Netherlands.  In fiscal 2011, the Company recognized $66,000 of the deferred gain.  The deferred gain has a remaining amortization period of 18 months.

6.	SALE OF INTEREST IN JOINT VENTURE

The Company recognized income of $475,000 in fiscal 2010 and $275,000 in fiscal 2009 upon collection of amounts on its note receivable from the fiscal 2007 sale of its interest in the InspX joint venture which had previously been determined to be uncollectible.

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

In fiscal 2009, the Company recorded an impairment charge of $219,000 to reduce its investment from cost to its estimated fair value based on the value of its right to resell its investment to Proditec at its original purchase price.  These rights have subsequently lapsed.  As of September 30, 2011, the investment has a carrying value of approximately $1.2 million and the fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

8.	FINANCING AGREEMENTS

The Company’s domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At September 30, 2011, the interest rate would have been 1.74% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At September 30, 2011 and September 30, 2010, the Company had no outstanding borrowings under the revolving line of credit and $250,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.5 million was outstanding as of September 30, 2011.  The term loan provides for a mortgage on the Company’s Avery Street headquarters land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At September 30, 2011, the Company was in compliance with its loan covenants.

Principal payments on long-term debt are as follows:

Year Ended September 30,	(In thousands)
2012	$345
2013	364
2014	380
2015	396
2016	413
Thereafter	3,644
Total	$5,542

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt at September 30, 2011 approximates its carrying value.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.4 million) and includes an operating line of the lesser of €250,000 ($338,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.0 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2011, the interest rate was 6.20%.  At September 30, 2011, the Company had no borrowings under this facility and had received bank guarantees of €345,000 ($467,000) under the bank guarantee facility.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At September 30, 2011, the Company was in compliance with its loan covenants.  At September 30, 2010, the Company had no borrowings under this facility and had received bank guarantees of $636,000 under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

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

At September 30, 2011, the Company had an interest rate swap of $5.5 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At September 30, 2011, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Consolidated Balance Sheet was $399,000.  There were no gains or losses recognized as part of net earnings in the Consolidated Statement of Operations related to the swap agreement during the fiscal year ended September 30, 2011, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, change in the fair value of the interest rate swap of $(120,000) during fiscal 2011 was recorded as part of Other Comprehensive Income in the Equity section of the Company’s Consolidated Balance Sheet.  During fiscal 2011, the Company recorded $153,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At September 30, 2011, the Company had a one-month undesignated forward exchange contract for €4.0 million ($5.4 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $173,000 were recorded for forward exchange contracts in the year ended September 30, 2011 in Other income (expense) on the Company’s Consolidated Statement of Operations.  The gains on the Company’s forward exchange contracts are generally offset by losses recorded on the underlying assets or liabilities held in foreign currencies.  At September 30, 2011, the Company had assets of $474,000 for settlements under these forward contracts in Other current assets on the Company’s Consolidated Balance Sheet.  At September 30, 2010, the Company had liabilities of $613,000 under these forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.

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

Derivative financial instruments

Interest rate swap agreements are measured on a recurring basis based on quoted price for similar financial instruments and other observable inputs which approximate fair value.  The fair value of foreign currency forward contracts is based on the differential between contract price and the market-based forward rate.

The following table presents the Company’s assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions.

	Fair Value Measurements at September 30, 2011, (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	-	$(399)	-	$(399)
Forward exchange contracts	-	-	-	-

At September 30, 2011, the Company had long-term debt of approximately $5.5 million.  The Company’s long-term debt is recorded at historical cost, and the Company has not elected to fair value such financial instruments.  The estimated fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At September 30, 2011, the Company’s minority interest in Proditec SAS had a carrying value of approximately $1.2 million.  This investment is being accounted for under the cost method.  The fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

11.	LEASES

In the first quarter of fiscal 2011, the Company entered into a property lease for a facility in Washington.  The lease expires in 2015, with two five-year renewal options.  The Company has the option to purchase the facility at any time over the rental period for $1.6 million declining to $1.4 million during the remaining lease term.  The Company has a leased operating facility in Oregon the lease on which expires in 2012, with a five-year renewal option.  The Company has leased an operating facility in The Netherlands under a lease that expires in 2015, with a one-year renewal option.  The Company also has a leased warehouse facility in the Netherlands which expires in 2013, as well as leased office space for sales and service and other activities in Australia, Mexico, Belgium and China, and other leased facilities in Walla Walla.  The Company also has leased vehicles, primarily in international locations.

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1.2 million for the year ended September 30, 2011, $1.0 million for the year ended September 30, 2010, and $1.1 million for the year ended September 30, 2009.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30,	Rental Payments	Rental Expense
2012	$974	$941
2013	726	710
2014	573	573
2015	332	332
2016	128	128
Thereafter	510	510
Total	$3,243	$3,194

12.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

At September 30, 2011, the Company had standby letters of credit totaling $717,000, which includes secured bank guarantees under the Company’s domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $467,000 of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiary’s credit facility, $100,000 of outstanding performance guarantees secured by bank guarantees under the Company’s domestic credit facility and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s business and are not deemed to expose the Company to any significant risks because they are satisfied as part of the design and manufacturing process.

13.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2011	2010	2009
Current:
Federal	$(1,271)	$1,708	$(583)
Foreign	57	(217)	(171)
State	(30)	115	(12)
	(1,244)	1,606	(766)
Deferred:
Federal	2,758	740	576
Foreign	(1,060)	(591)	(657)
State	58	11	(10)
	1,756	160	(91)
Valuation reserves:
Federal	(177)	(355)	(157)
Foreign	161	133	138
State	(1)	(20)	(2)
	(17)	(242)	(21)
Total income tax expense (benefit)	$495	$1,524	$(878)

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2011	2010
Deferred tax asset:
Reserves and accruals	$2,652	$3,058
Tax benefits of share-based payments	946	1,119
NOL and other carry forwards	306	-
Unrealized changes in value of derivatives to equity	136	95
Deferred tax liability:
Accumulated depreciation	(2,199)	(778)
Intangible assets	(254)	(237)
Translation adjustment to equity	(138)	(175)
Net deferred tax asset	$1,449	$3,082
Net deferred tax:
Current asset	$2,715	$2,893
Long-term asset	1,790	1,076
Long-term liability	(3,056)	(887)
Net deferred tax asset	$1,449	$3,082

At September 30, 2011, the Company had valuation reserves of approximately $170,000 for deferred tax assets for capital loss carry forwards, valuation impairment and other changes in the carrying value of its investment in Proditec and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward period.  During fiscal 2011, the Company reversed $17,000 of valuation reserves related to capital loss carryforwards that were utilized to offset capital gains on its corporate income tax return.  There were no other valuation allowances at September 30, 2011 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

During fiscal 2010, the Company recorded $34,000 of valuation reserves related to changes in the carrying value of its investment in Proditec and reversed $171,000 of valuation reserves upon reversal of its doubtful accounts allowance on its note receivable from the sale of its interest in the InspX joint venture and reversed $105,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on its corporate income tax return.  During fiscal 2009, the Company recorded $79,000 of valuation reserves related to impairment charges on its investment in Proditec and reversed $99,000 of valuation reserves upon partial reversal of its doubtful accounts allowance on its note receivable from the sale of its interest in the InspX joint venture.

Income tax expense (benefit) is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2011	2010	2009
Statutory rates	34.0%	34.0%	(34.0)%
Increase (reduction) in income taxes resulting from:
Domestic production deduction	-	(1.9)	-
Research and development credit	(12.6)	(0.5)	(16.9)
Changes in tax law, R&D credit	(3.7)	-	(11.7)
State income taxes, net of federal benefit	0.9	1.4	(1.3)
Tax exempt interest	(0.1)	(0.1)	(3.7)
Valuation reserve - capital losses	(0.8)	(1.9)	-
Valuation reserve - InspX	-	(3.1)	(6.8)
Valuation reserve - Proditec	-	0.6	5.4
Meals and entertainment deduction limitation	3.6	1.1	4.7
Non-deductible stock compensation	0.3	0.1	(0.4)
Loss of permanent deductions due to NOL carryback	3.8	-	-
Other permanent differences	-	(0.2)	0.6
Income tax combined effective rate	25.4%	29.5%	(64.1)%

In fiscal 2011, the existing R&D credit was retroactively renewed and extended to December 31, 2011.  Due to this change in tax law, the Company recorded approximately $72,000 of additional R&D credits in fiscal 2011 related to R&D expenditures incurred during fiscal 2010.  The R&D credit was effective for the Company for only the first fiscal quarter of 2010 prior to its enacted expiration date.  In fiscal 2009, the existing R&D credit was retroactively renewed and extended to December 31, 2009.  Due to this change in tax law, the Company recorded approximately $160,000 of additional R&D tax credits in fiscal 2009 related to R&D expenditures incurred during fiscal 2008.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2010	$97
Additions based on tax positions related to the current period	2
Additions for tax positions of prior period	-
Reductions for tax positions of prior periods	(17)
Settlements	-
Balance at September 30, 2011	$82

As of September 30, 2011, the amount of unrecognized tax benefits, which if recognized would favorably affect the Company’s effective tax rate, is $82,000.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2006.

The Company is not currently under examination by any U.S. federal or state jurisdictions, or foreign jurisdictions, and there are no expected material changes in the unrecognized tax benefit liability within the next twelve months.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax positions, the Company believes its recorded liabilities for income taxes represent the most probable outcome.  The Company adjusts these liabilities in light of changing facts and circumstances.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented.    As of September 30, 2011 and 2010, the Company had accrued $32,000 and $40,000, respectively, for possible interest and penalties.

14.	SHARE-BASED COMPENSATION PLANS

At September 30, 2011, the Company had three share-based compensation plans, which are shareholder-approved, as described below.  The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards.

Share-based compensation costs charged against income are as follows (in thousands):

	Year Ended September 30,
	2011	2010	2009
Cost of goods sold	$108	$119	$90
Operating expenses	1,299	1,677	817
Total share-based compensation expense	1,407	1,796	907
Income tax benefit	500	641	320

Approximately $12,000, $27,000, and $5,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2011, September 30, 2010, and September 30, 2009, respectively.

As of September 30, 2011, the total unrecognized compensation cost related to these plans was $1.5 million and was comprised of: $1.5 million related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.2 years and $0 related to performance-based stock awards that are not expected to be recognized over the weighted-average period of 1.74 years.

Employees’ Stock Incentive Plan—Under the 2010 Equity Incentive Plan and the 2003 Restated Employees’ Stock Incentive Plan (the “Incentive Plans”), eligible employees may receive either incentive stock options or non-qualified stock options and such options may be exercised only after an employee has remained in continuous employment for one year after the date of grant.  Thereafter, the options become exercisable as stipulated by the individual option agreements, generally 25% per year on the anniversary date of the grant for incentive stock options and 100% on the one year anniversary for non-qualified stock options.  The contractual term for these options varies from 5-10 years.  The option exercise price is the fair market value of the underlying stock at the date of grant. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Expected volatilities are based on historical volatility of the Company’s stock, and other factors.  The Company uses historical data to estimate option exercise and employee termination within the valuation model:  separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Note five-year rate in effect at the time of grant.  There were no options granted in fiscal 2011, 2010, or 2009.  In addition, under the Incentive Plans, eligible employees may be granted restricted stock awards the restrictions on which lapse based on employment-based or performance-based measures.  At September 30, 2011, the total number of shares reserved for issuance under the Incentive Plans was 877,154, of which 528,336 were available for grant.

Incentive Stock Options

A summary of option activity under the Incentive Plan as of September 30, 2011 and the year then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2010	50,000	$8.59	-	-
Granted	-	-	-	-
Exercised	(5,000)	$8.00	-	-
Forfeited or expired	-	-	-	-
Outstanding at September 30, 2011	45,000	$8.65	1.97	$162
Exercisable at September 30, 2011	45,000	$8.65	1.97	$162

The total intrinsic value of options exercised during the years ended September 30, 2011, 2010, and 2009 was $44,000, $22,000, and $138,000, respectively.  No shares vested in fiscal 2011, 2010 or fiscal 2009.

As of September 30, 2011, there was no unrecognized compensation cost related to stock options granted under the Incentive Plans.

Service-Based Stock Awards—Under the Incentive Plans, the Company may award service-based stock grants to selected executives and other key employees the lapse of the restrictions on which is contingent upon meeting the required service period, generally two or three years, and in the case of certain executives, in increments over a three-year period, or in the case of members of the Board of Directors, one year.  The fair value of these grants is based on the closing fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service period.  Stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

The summary of activity for service-based stock awards as of September 30, 2011, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2010	292,500	$14.25
Granted	53,470	$17.89
Vested	(102,460)	$18.14
Forfeited	(25,485)	$13.70
Non-vested and expected to vest balance at September 30, 2011	218,025	$13.38

The number of shares granted in fiscal 2011 that vest in one year was 16,720 and vest in three years was 36,750.  The total fair value of shares vested in fiscal 2011, 2010, and 2009 was $1.6 million, $1.1 million, and $351,000, respectively.  As of September 30, 2011, there was $1.5 million of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.2 years.  In fiscal 2010, the Company granted 279,970 shares of service-based awards with a weighted average grant date fair value of $11.93.  In fiscal 2009, the Company granted 55,831 shares of service-based awards with a weighted average grant date fair value of $13.32.

Employee Performance-Based Stock Awards—In fiscal 2011, the Company awarded shares of performance-based stock grants to selected executives.  The lapse of restrictions on some of the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors for the fiscal year ended September 30, 2011 and for others over a three-year period ending September 30, 2013.  In fiscal 2010, the Company awarded shares of performance-based stock grants to selected executives.  The lapse of restrictions on some of the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors for the fiscal year ended September 30, 2010 and for others over a three-year period ending September 30, 2012.  In fiscal 2009, the Company awarded shares of performance-based stock grants to the Company’s Chief Executive Officer, the lapse of restrictions on which was contingent on achievement of performance objectives as determined by the Compensation and Management Development Committee of the Board of Directors over a three-year period ending September 30, 2011.  This award was subsequently cancelled in fiscal 2009.  Recipients of performance-based stock awards must also continue to be employed by the Company into the month of December following the end of either the one-year or three-year period of the award for the restrictions on the awards to lapse.

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

A summary of the activity for performance-based stock awards as of September 30, 2011, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2010	75,501	$10.75
Granted	60,212	$17.37
Vested	(15,311)	$10.75
Forfeited	(34,609)	$10.75
Non-vested balance at September 30, 2011	85,793	$15.40

The total fair value of shares that vested in fiscal 2011, 2010, and 2009 was $245,000, $0, and $0, respectively.  The Company estimates it is less than probable that the performance based objectives will be achieved on these awards and therefore, no compensation cost is expected to be recognized on these awards.  As of September 30, 2011, there was no unrecognized compensation cost related to the performance-based stock awards.  In fiscal 2010, the Company granted 83,278 shares of performance based awards with a grant date fair value of $10.75.  In fiscal 2009, the Company granted 10,801 shares of performance-based awards with a grant date fair value of $17.31.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 372,443 remained available at September 30, 2011.

During the years ended September 30, 2011, 2010, and 2009, the Company issued 8,269, 8,344, and 10,900 shares, respectively, under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees.  The value of these awards is amortized to expense over the vesting period with final valuation measured on the vesting date.  At September 30, 2011, there were no shares outstanding and there were no awards during fiscal 2011, 2010, or 2009.

Cash received from option exercises and employee stock purchase plan purchases was $147,000, $138,000, and $145,000 for the years ended September 30, 2011, 2010 and 2009, respectively.  The tax benefit to be realized for the tax deductions from option exercises and restricted shares vesting under the share-based payment arrangements was $642,000, $406,000, and $206,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

15.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective November 27, 2006 to repurchase up to 500,000 shares of its common stock.  The Company retires the shares upon repurchase.  Following certain share repurchases, in fiscal 2009 the Board of Directors increased the number of shares that may be repurchased to the original 500,000 share amount, and subsequently increased the number of shares that may be repurchased under the share repurchase program to 750,000 shares.  There were no open-market repurchases in fiscal 2011 or fiscal 2010.  In fiscal 2009, the Company purchased and retired 671,250 shares at an average price of $14.84 per share.  Included in these amounts was the repurchase of 23,325 shares of its Common Stock from Michael L. Shannon, an independent director of the Company.  The shares were purchased at an average price of $15.01 per share based on the daily closing price of the Company’s Common Stock on The NASDAQ Global Market less $0.03 per share.  The total purchase price paid to Mr. Shannon was approximately $350,000.  The purchase transactions were previously approved by the Nominating and Corporate Governance Committee and the Company’s Board of Directors.  The aggregate purchase price of the shares repurchased under the program has been reflected as a reduction in shareholders’ equity.

16.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all United States employees.  The Company matches 50% of employee contributions for a maximum match of 4% of each participating employee’s compensation.  The matching contributions were temporarily suspended in March 2009 and reinstated during fiscal 2010.  The Company contributed $651,000, $245,000, and $473,000 in matching funds to the plan for the years ended September 30, 2011, 2010 and 2009, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees either as contributions into the plan or as cash distributions.  Discretionary profit sharing contributions are determined annually by the Board of Directors.  Profit sharing plan expense was $0, $287,000 (cash distribution), and $0 for the years ended September 30, 2011, 2010 and 2009, respectively.

17.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2011	2010	2009
Net sales by product category:
Automated inspection systems	$52,962	$51,955	$48,188
Process systems	40,716	41,338	36,507
Parts and service	22,650	22,511	20,755

Total net sales by product category	$116,328	$115,804	$105,450

Net sales for service were less than 10% of total net sales for the years ended September 30, 2011, 2010, and 2009, respectively, and is therefore summarized with parts and service.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes information about geographic areas (in thousands):

	Year Ended September 30,
	2011	2010	2009
Net sales:
Domestic	$68,986	$57,682	$59,922
International	47,342	58,122	45,528

Total net sales	$116,328	$115,804	$105,450

Long-lived assets:
Domestic	$20,567	$18,035	$18,467
International	2,621	2,556	2,502

Total long-lived assets	$23,188	$20,591	$20,969

There was one customer that accounted for greater than 10% of net sales during fiscal 2011.  There was no customer that accounted for greater than 10% of net sales during fiscal 2010. There were two customers that individually accounted for 10% of net sales during fiscal 2009.  No single country outside the United States accounted for more than 10% of net sales in 2011, 2010 or 2009.  Location of the customer is the basis for the categorization of net sales.

* * * * * *
SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2011 and 2010 (in thousands, except per share data):

2011 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$28,147	$27,929	$33,800	$26,453	$116,328
Gross profit	9,320	8,141	12,214	8,123	37,797
Net earnings (loss)	604	(71)	2,036	(1,115)	1,454
Net earnings (loss) per share—basic	$0.11	$(0.01)	$0.38	$(0.21)	$0.27
Net earnings (loss) per share—diluted	$0.11	$(0.01)	$0.38	$(0.21)	$0.27

2010 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$22,443	$30,728	$31,640	$30,994	$115,804
Gross profit	7,865	10,802	10,455	11,031	40,153
Net earnings (loss)	(57)	1,394	1,314	986	3,638
Net earnings (loss) per share—basic	$(0.01)	$0.27	$0.25	$0.19	$0.69
Net earnings (loss) per share—diluted	$(0.01)	$0.26	$0.25	$0.19	$0.69

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed under the supervision of its Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of the Company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the design and operation of the Company’s internal control over financial reporting as of September 30, 2011 and concluded that the Company’s internal control over financial reporting was effective.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

The Company’s independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011, and has issued an attestation report expressing an unqualified opinion on the Company’s internal control over financial reporting which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

There is hereby incorporated by reference the information under the captions “Information About Key’s Board of Directors,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2011.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the captions “Compensation Discussion and Analysis,” "Compensation Committee Interlocks and Insider Participation," “Compensation and Management Development Committee Report” and “Executive Compensation” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption “Principal Shareholders” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2011.

Equity Compensation Plan Information

The following table provides information as of September 30, 2011 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Shareholders
2010 Equity Incentive Plan	-	-	500,000	(2)
2003 Restated Employees’ Stock Incentive Plan	45,000	$8.65	28,336	(2)
Restated 1996 Employee Stock Purchase Plan	-	-	372,443
Equity Compensation Plans Not Approved by Shareholders	-	-	-
Total	45,000	$8.65	900,779

(1)	Excluding securities to be issued upon exercise of outstanding options.
(2)	The number of securities remaining may be used for issuance of either options or restricted stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The Company has no transactions with related persons, and hereby incorporates by reference the information under the caption “Information About Key’s Board of Directors” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2011.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in the Company’s definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of Registrant's fiscal year ended September 30, 2011.

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

(3.2)	Registrant’s Amended and Restated Bylaws (as amended through May 13, 2009)

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

(10.1)*
Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 12, 2005 and incorporated herein by reference)

(10.2)*	Form of Restricted Stock Agreement (filed as Exhibit 10.2 to the Form 8-K filed with the Securities and Exchange Commission on February 14, 2006 and incorporated herein by reference)
(10.3)*
Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.4)*
Offer Letter effective September 25, 2006, between Registrant and David M. Camp (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 26, 2006 and incorporated herein by reference)

(10.5)*
2003 Restated Employees’ Stock Incentive Plan (as approved by the shareholders of the Company on February 6, 2008) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 28, 2008 and incorporated herein by reference)

(10.6)
Loan Agreement, dated December 10, 2008, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2008 and incorporated herein by reference)

(10.7)
Amendment No. 1 to Loan Agreement, dated February 16, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.9 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009)

(10.8)
Amendment No. 2 to Loan Agreement, dated September 30, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 9, 2009 and  incorporated herein by reference)

(10.9)*	Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.11 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009)
(10.10)*	Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.12 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009)
(10.11)*	Form of Restricted Stock Bonus Agreement (Three-Year Performance Vesting) (filed as Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009)
(10.12)*
2010 Equity Incentive Plan (as approved by the shareholders of the Company on February 11, 2011) (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 3, 2011 and incorporated herein by reference)

(10.13)
Credit Agreement effective December 23, 2010 between Registrant and ABN AMRO Bank N.V. dated January 31, 2011 (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference)

(10.14)
Amendment No. 3 to Loan Agreement, dated September 30, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference)

(14)
Registrant’s amended Code of Business Conduct and Ethics, dated November 19, 2008 (filed as Exhibit 14.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2008 and incorporated herein by reference)

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

(101)
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Operations for the three years ended September 30, 2011, (iii)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the three years ended September 30, 2011, and (v) Notes to Consolidated Financial Statements for the three years ended September 30, 2011.**

       _______________________________________________

* Management contract or compensatory plan or arrangement.

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

December 9, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles H. Stonecipher	December 9, 2011
Charles H. Stonecipher, Chairman

/s/ John E. Pelo	December 9, 2011
John E. Pelo, Director

/s/ Richard Lawrence	December 9, 2011
Richard Lawrence, Director

/s/ Michael L. Shannon	December 9, 2011
Michael L. Shannon, Director

/s/ Donald A. Washburn	December 9, 2011
Donald A. Washburn, Director

/s/ David M. Camp	December 9, 2011
David M. Camp, Director, President and Chief Executive Officer

KEY TECHNOLOGY, INC.

FORM 10-K
INDEX OF ATTACHED EXHIBITS

EXHIBIT
NUMBER

3.2	Registrant’s Amended and Restated Bylaws (as amended through May 13, 2009)
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2011 and September 30, 2010, (ii) Consolidated Statements of Operations for the three years ended September 30, 2011, (iii)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2011, (iv) Consolidated Statements of Cash Flows for the three years ended September 30, 2011, and (v) Notes to Consolidated Financial Statements for the three years ended September 30, 2011.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.