Form 10-Q
period 2011-12-31
KEY TECHNOLOGY INC
filed 2012-02-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2011

or

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

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2012 was 5,347,069 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6.	Exhibits	24

SIGNATURES	25

EXHIBIT INDEX	26

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND SEPTEMBER 30, 2011

	December 31, 2011	September 30, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$25,097	$28,754
Trade accounts receivable, net of allowance for doubtful accounts of $258 and $251, respectively	9,882	8,776
Inventories:
Raw materials	7,626	7,685
Work-in-process and sub-assemblies	11,337	9,940
Finished goods	5,605	6,644
Total inventories	24,568	24,269
Deferred income taxes	2,700	2,715
Prepaid expenses and other assets	4,522	4,835
Total current assets	66,769	69,349
Property, plant and equipment, net	19,269	19,433
Deferred income taxes	1,857	1,790
Goodwill	2,524	2,524
Investment in Proditec	1,178	1,178
Intangibles and other assets, net	128	131
Total	$91,725	$94,405

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,349	$5,318
Accrued payroll liabilities and commissions	4,951	5,494
Customers' deposits	9,124	10,812
Accrued customer support and warranty costs	2,567	2,756
Customer purchase plans	579	518
Income taxes payable	5	15
Current portion of long-term debt	350	345
Other accrued liabilities	1,521	1,607
Total current liabilities	24,446	26,865
Long-term debt	5,107	5,197
Deferred income taxes	3,121	3,056
Other long-term liabilities	528	513
Shareholders' equity:
Common stock	21,207	21,138
Retained earnings and other shareholders' equity	37,316	37,636
Total shareholders' equity	58,523	58,774
Total	$91,725	$94,405

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
	(in thousands, except per share data)

Net sales	$25,972	$28,147
Cost of sales	17,411	18,827
Gross profit	8,561	9,320
Operating expenses:
Sales and marketing	4,301	4,484
Research and development	1,999	1,517
General and administrative	2,466	2,441
Amortization of intangibles	4	4
Total operating expenses	8,770	8,446
Gain on disposition of assets	1	-
Earnings (loss) from operations	(208)	874
Other income (expense)	(149)	(74)
Earnings (loss) before income taxes	(357)	800
Income tax expense (benefit)	(114)	196
Net earnings (loss)	$(243)	$604

Net earnings (loss) per share
- basic	$(0.05)	$0.11
- diluted	$(0.05)	$0.11

Shares used in per share calculations - basic	5,344	5,286

Shares used in per share calculations - diluted	5,344	5,304

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(243)	$604
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
(Gain) loss on disposition of assets	(1)	-
Foreign currency exchange (gain) loss	35	(36)
Depreciation and amortization	905	655
Share based payments	202	432
Excess tax benefits from share based payments	26	(3)
Deferred income taxes	(35)	273
Deferred rent	(8)	(19)
Bad debt expense	12	(57)
Changes in assets and liabilities:
Trade accounts receivable	(1,180)	429
Inventories	(551)	(1,349)
Prepaid expenses and other current assets	480	26
Income taxes receivable	(63)	3
Accounts payable	66	(632)
Accrued payroll liabilities and commissions	(484)	(1,905)
Customers’ deposits	(1,635)	(1,590)
Accrued customer support and warranty costs	(150)	320
Income taxes payable	(36)	(115)
Other accrued liabilities	21	(706)
Other	(2)	1

Cash used for operating activities	(2,641)	(3,669)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	7	-
Purchases of property, plant and equipment	(760)	(638)

Cash used in investing activities	(753)	(638)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(85)	(81)
Excess tax benefits from share based payments	(26)	3
Proceeds from issuance of common stock	22	-
Exchange of shares for statutory withholding	(122)	(219)

Cash used in financing activities	(211)	(297)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(52)	(37)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,657)	(4,641)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	28,754	29,096

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$25,097	$24,455

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$64	$64
Cash paid during the period for income taxes	$20	$29

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  The results of operations for the three-month period ended December 31, 2011 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2011 and the results of its operations and its cash flows for the three-month periods ended December 31, 2011 and 2010.

Recently Adopted Accounting Pronouncements

Effective October 1, 2011, the Company adopted Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other.”  This standards update amends the goodwill impairment testing standard to allow an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test.  The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

2.	Share-based compensation

During the three-month period ended December 31, 2011, the Company granted 79,470 shares of performance-based stock awards.  The fair value of these grants ranged from $10.82 to $10.90 per share based on the fair market value at the grant date.  The restrictions on the shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2014 and continued employment through December 16, 2014.  The performance based stock awards also contain provisions that up to an additional 79,470 non-restricted shares may be granted if the performance-based objectives are exceeded at specified levels.  The Company estimates that it is less than probable that the performance-based objectives on any of the performance based awards granted in fiscal 2012 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2012 related to these awards.

Share-based compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended December 31,
	2011	2010
Cost of goods sold	$16	$63
Operating expenses	186	369
Total stock compensation expense	$202	$432

Share-based compensation expense remaining capitalized in inventory at December 31, 2011 and 2010 was $5,000 and $31,000, respectively.

3.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	For the three months ended December 31, 2011			For the three months ended December 31, 2010
	Loss	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(243)	5,344	$(0.05)	$604	5,286	$0.11
Effect of dilutive securities:
Common stock options	-	-		-	18
Diluted EPS:
Net earnings (loss) plus assumed conversions	$(243)	5,344	$(0.05)	$604	5,304	$0.11

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares at December 31, 2011 and 2010 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended December 31,
	2011	2010
Common shares from:
Assumed exercise of stock options	45,000	10,000

The options expire on dates beginning in February 2012 through February 2015.  The restrictions on stock grants may lapse between February 2012 and December 2014.

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

At December 31, 2011, the Company had an interest rate swap of $5.5 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At December 31, 2011, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $416,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statement of Operations related to the swap agreement during the three months ended December 31, 2011, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $(17,000) during the three-month period ending December 31, 2011 were recorded as part of Other Comprehensive Income in the Equity section of the Company’s Unaudited Condensed Consolidated Balance Sheet.  During the three-month period ended December 31, 2011, the Company recorded $37,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At December 31, 2011, the Company had a one-month undesignated forward exchange contract for €3.4 million ($4.4 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $189,000 were recorded for forward exchange contracts in the three-month period ended December 31, 2011 as a component of foreign currency losses in Other income (expense) on the Company’s Unaudited Condensed Consolidated Statement of Operations.  The gains on the Company’s foreign exchange contracts are generally offset by losses recorded on the underlying assets or liabilities held in foreign currencies.  At December 31, 2011, the Company had assets of $149,000 for settlements under these forward contracts in Other Current Assets on the Company’s Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2011, the Company had assets of $474,000 for forward contracts in Other Current Assets on the Company’s Consolidated Balance Sheet.

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

	Fair Value Measurements at December 31, 2011 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	-	$(416)	-	$(416)
Forward exchange contracts	-	$0	-	$0

At December 31, 2011, the Company also had long-term debt of approximately $5.5 million.  The Company’s long-term debt is recorded at historical cost and the Company has not elected to fair value such financial instruments.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At December 31, 2011, the Company’s minority interest in Proditec SAS had a carrying value of approximately $1.2 million.  This investment is being accounted for under the cost method.  The fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment, on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.	Financing arrangements

The Company’s domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At December 31, 2011, the interest rate would have been 2.05% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At December 31, 2011, the Company had no outstanding borrowings under the revolving line of credit and $480,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.5 million was outstanding as of December 31, 2011.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At December 31, 2011, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.3 million) and includes an operating line of the lesser of €250,000 ($324,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($1.9 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At December 31, 2011, the interest rate was 6.20%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At December 31, 2011, the Company was in compliance with its loan covenants. At December 31, 2011, the Company had no borrowings under this facility and had received bank guarantees of €811,000 ($1.1 million) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

8.           Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended December 31,
	2011	2010
Components of comprehensive income (loss):
Net earnings (loss)	$(243)	$604
Other comprehensive income (loss) -
Foreign currency translation adjustment	(100)	(117)
Unrealized changes in value of derivatives	(17)	261
Income tax expense (benefit) related to items of comprehensive income (loss)	40	(49)
Total comprehensive income (loss)	$(320)	$699

9.	Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2011 and 2010 (in thousands) is as follows:

	Three months ended December 31,
	2011	2010
Beginning balance	$2,423	$1,954
Warranty costs incurred	(632)	(814)
Warranty expense accrued	466	811
Translation adjustments	(36)	(25)
Ending balance	$2,221	$1,926

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

Bank guarantees and letters of credit

At December 31, 2011, the Company had standby letters of credit totaling $1.5 million, which includes secured bank guarantees under the Company’s domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $1.1 million of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiary’s credit facility, $330,000 of outstanding performance guarantees secured by bank guarantees under the Company’s domestic credit facility and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

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

More information may be found in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 9, 2011, which item is hereby incorporated by reference.

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

The worldwide economy, tight credit markets and competitive pricing pressures continued to challenge the Company in the first quarter of fiscal 2012; however, order volumes for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011 increased 7%, primarily in Europe and Latin America and in the processed fruit and vegetables and fresh-cut industries.  In addition, in response to excess capacity, the market saw very aggressive pricing efforts to stimulate demand.

During the first quarter of fiscal 2012, the Company continued to focus on several long-term market initiatives:

-	Focus on Key’s core strategic food accounts and processing markets, including potatoes, fresh-cut and processed fruit and vegetables.
-	Expansion of our Integrated Solutions Group to offer more complete process solutions to our customers.
-	Strengthen the core and emerging international businesses, including the Asia Pacific, Eastern European, Latin American and South American regions.
-	Increase promotion of differentiated aftermarket offerings, including PROliance Programs.
-	Develop new markets with recent product releases, such as our Veo product.
-	Strengthen the Company’s technical capabilities and improve its organizational efficiencies.

Current period – first quarter of fiscal 2012

In the first quarter of fiscal 2012, the Company’s net sales and net earnings decreased while order volume and backlog increased compared to the corresponding period in the prior fiscal year.  Net sales of $26.0 million in the first fiscal quarter of 2012 were $2.2 million, or 8%, lower than net sales of $28.1 million in the corresponding quarter a year ago.  International sales were 44% of net sales for the first fiscal quarter of 2012, compared to 39% in the corresponding prior-year period.  Net loss for the first quarter of fiscal 2012 was $243,000, or $0.05 per diluted share.  Net earnings for the corresponding period last year were $604,000, or $0.11 per diluted share.  Backlog of $37.0 million at the end of the first fiscal quarter of 2012 represented a $5.4 million, or 17%, increase from the ending backlog of $31.6 million at the end of the corresponding quarter a year ago.  Customer orders in the first quarter of fiscal 2012 of $26.6 million were up $1.8 million, or 7%, compared to orders of $24.8 million in the first quarter of fiscal 2011.  Orders increased primarily in Europe and Latin America and in the processed fruit and vegetables and fresh-cut industries.  In the first quarter of fiscal 2012, order decreases across many automated inspection system product lines, including upgrade systems orders, were more than offset by increases in process systems orders.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company typically has a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At December 31, 2011, the Company had invoiced $1.6 million, compared to $3.9 million at September 30, 2011, for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of December 31, 2011, the balance sheet included allowances for doubtful accounts of $258,000.  Amounts charged to bad debt expense for the three-month period ended December 31, 2011 and 2010, respectively, were $12,000 and ($57,000), respectively.  Actual charges to the allowance for doubtful accounts for the three-month period ended December 31, 2011 and 2010, respectively, were $2,000 and $3,000, respectively.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At December 31, 2011, cumulative inventory adjustments to the lower of cost or market totaled $1.9 million compared to $1.7 million as of December 31, 2010.  Amounts charged to expense to record inventory at lower of cost or market for the three-month periods ended December 31, 2011 and 2010 were $124,000 and $146,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $69,000 and $216,000 for the three-month periods ended December 31, 2011 and 2010, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of December 31, 2011, the Company held $21.8 million of long-lived assets, net of depreciation and amortization.  There were no material changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of December 31, 2011, the balance sheet included warranty reserves of $2.2 million, while $632,000 of warranty charges were incurred during the three-month period then ended, compared to warranty reserves of $1.9 million as of December 31, 2010 and warranty charges of $814,000 were incurred during the three-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At December 31, 2011, the Company had valuation reserves of approximately $170,000 for deferred tax assets for capital loss carryforwards and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward periods.  During the three-month period ended December 31, 2011, there were no changes in the Company’s valuation reserves.  There were no other valuation allowances at December 31, 2011 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2012, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2011, the existing Research and Development Credit (“R&D credit”) was retroactively renewed and extended to December 31, 2011.  Due to this change in tax law, the Company recorded approximately $72,000 of additional R&D tax credits in the first quarter of fiscal 2011 related to R&D expenditures incurred during fiscal 2010.

Recently Adopted Accounting Pronouncements

Effective October 1, 2011, the Company adopted Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other.”  This standards update amends the goodwill impairment testing standard to allow an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test.  The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

Results of Operations

For the three months ended December 31, 2011 and 2010

Net sales decreased $2.2 million, or 8%, to $26.0 million in the first quarter of fiscal 2012 from $28.1 million recorded in the corresponding quarter a year ago.  International sales for the three-month period were 44% of net sales compared to 39% in the corresponding prior year period.  Decreases in net sales occurred primarily in process systems sales, down $1.6 million, or 16%.  Automated inspection systems sales were down $0.8 million, or 6%, and parts and service sales were up $172,000, or 3%.  The decrease in process systems sales related to decreased shipments of vibratory products and other process systems equipment, primarily in North America.  The decrease in automated inspection systems sales related to decreased shipments of several major product lines other than upgrade and tobacco systems.  Automated inspection systems sales, including upgrade systems, represented 48% of net sales in the first quarter of fiscal 2012 compared to 47% of net sales in the first quarter of fiscal 2011.  Process systems sales represented 31% of net sales in the first quarter of fiscal 2012 compared to 35% during the first quarter of fiscal 2011, while parts and service sales accounted for 21% of the more recent quarter's net sales, up from 18% in the same quarter a year ago.

Total backlog was $37.0 million at the end of the first quarter of fiscal 2012 and was $5.4 million higher than the $31.6 million backlog at the end of the first quarter of the prior fiscal year.  Process systems backlog increased by $5.9 million, or 58%, to $16.2 million at the end of the first quarter of fiscal 2012 compared to $10.3 million at the same time a year ago.  The backlog increase for process systems was primarily related to vibratory products and third party equipment in North America.  Backlog for automated inspection systems was down $0.9 million, or 4%, to $19.8 million at December 31, 2011 compared to $20.7 million at December 31, 2010.  The slight decrease in this backlog for automated inspection systems was largely driven by a decrease in most major product lines offset by an increase in Manta systems.  Backlog by product line at December 31, 2011 was 54% automated inspection systems, 44% process systems, and 2% parts and service, compared to 65% automated inspection systems, 33% process systems, and 2% parts and service at December 31, 2010.  A significant portion of the backlog at the end of the first quarter will not be shipped until after the second quarter of fiscal 2012; however, we currently anticipate that net sales for the second quarter of fiscal 2012 will be modestly higher than net sales in the first quarter of fiscal 2012.

Orders increased by $1.8 million, or 7%, to $26.6 million in the first quarter of fiscal 2012 compared to first-quarter new orders of $24.8 million a year ago.  Process systems orders increased $2.2 million, or 22%, during the first quarter of fiscal 2012 to $12.3 million compared to $10.1 million in the first quarter of fiscal 2011.  Orders for automated inspection systems during the first quarter of fiscal 2012 decreased $662,000 or 7%, to $9.2 million from $9.8 million in the comparable quarter of fiscal 2011.  Orders for parts and service increased $183,000, or 4%, during the first quarter of fiscal 2012 to $5.1 million compared to $4.9 million in the first quarter of fiscal 2011.  The increase in orders for process systems occurred primarily in third party product lines and across the Company’s major geographic regions.  The decrease in orders for automated inspection systems occurred in most of the Company’s geographic regions and major product lines, including upgrade systems, with the exception of orders for Manta systems.

Gross profit for the first quarter of fiscal 2012 was $8.6 million compared to $9.3 million in the corresponding period last year.  Gross profit in the first quarter of fiscal 2012, as a percentage of net sales, was 33.0% compared to the 33.1% reported in the corresponding quarter of fiscal 2011.  We anticipate that gross margins in the second quarter of fiscal 2012 may be lower than gross margins in the first fiscal quarter of 2012 due to the anticipated comparative product mix.

Operating expenses of $8.8 million for the first quarter of fiscal 2012 were 33.8% of net sales.  Operating expenses during the first quarter of fiscal 2012 increased primarily in research and development as compared with $8.4 million of operating expenses, or 30.0% of net sales, for the first quarter of fiscal 2011.  Research and development expense increased due to the addition of technical and project management to support new product developments.

Other expense for the first quarter of fiscal 2012 was $149,000 compared to $74,000 for the corresponding period in fiscal 2011.  The Company incurred $35,000 of foreign exchange losses in the first quarter of fiscal 2012  as compared to a $36,000 foreign exchange gain in the first quarter of fiscal 2011.

The net loss for the quarter ending December 31, 2011 was $243,000, or $0.05 per diluted share.  Net earnings for the same period last year were $604,000, or $0.11 per diluted share.  The net loss in the first quarter of fiscal 2012, compared to the net earnings in the first quarter of fiscal 2011, were due to lower net sales, and increases in research and development expense.

Liquidity and Capital Resources

In the first three months of fiscal 2012, net cash decreased by $3.7 million to $25.1 million on December 31, 2011 from $28.8 million on September 30, 2011.  Cash used in operating activities was $2.6 million during the three-month period ended December 31, 2011.  Investing activities consumed $753,000 of cash.  Financing activities used $211,000 of cash.  The effect of exchange rate changes on cash was a negative $52,000 during the first three months of fiscal 2012.

Cash used in operating activities during the three-month period ended December 31, 2011 was $2.6 million compared to $3.7 million of cash used in operating activities for the period ended December 31, 2010.  The primary contributors to the usage of cash were the changes in net earnings (loss) and non-cash working capital.  For the first three months of fiscal 2012, the net loss was $243,000 compared to net earnings of $604,000 for the first three months of fiscal 2011.  Non-cash items included in net earnings in the first fiscal quarter of 2012, such as depreciation, amortization and share-based compensation, were approximately $1.1 million.  In the first three months of fiscal 2012 changes in non-cash working capital used $3.5 million of cash from operating activities.  During the first three months of fiscal 2011 changes in non-cash working capital used $5.5 million of cash from operating activities.  The major changes in current assets and current liabilities during the first three months of fiscal 2012 were increases in accounts receivable of $1.2 million due to the timing of shipments during the quarter and related collections, decreased accrued payroll liabilities and commissions of $0.5 million due to the timing of the payments for payroll and commissions, decreased customer deposits of $1.6 million related to the timing of when orders were received and related collections, and increased inventories of $0.5 million due to the increased backlog of customer orders and the scheduled timing of shipments.

The net cash used in investing activities was $753,000 for the first three months of fiscal 2012 compared to the net cash used in investing activities for the first three months of fiscal 2011 of $638,000.  The net cash used in investing activities for the first three months of fiscal 2012 and fiscal 2011 related entirely to capital expenditures.

Net cash used in financing activities during the first three months of fiscal 2012 was $211,000, compared with net cash used in financing activities of $297,000 during the corresponding period in fiscal 2011.  The net cash used in financing activities during the first three months of fiscal 2012 resulted from $85,000 of repayments of long-term debt associated with the Company’s mortgage on its headquarters facility and $122,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards.  Cash used in financing activities during the first three months of fiscal 2011 resulted mainly from payments on long-term debt of $81,000 and $219,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At December 31, 2011, the interest rate would have been 2.05% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.5 million was outstanding at December 31, 2011.  The term loan provided for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At December 31, 2011, the Company had no borrowings outstanding under the credit facility and $480,000 in standby letters of credit.  At December 31, 2011, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.3 million) and includes an operating line of the lesser of €250,000 ($324,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($1.9 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At December 31, 2011, the interest rate was 6.20%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At December 31, 2011, the Company was in compliance with its loan covenants.  At December 31, 2011, the Company had no borrowings under this facility and had received bank guarantees of €811,000 ($1.1 million) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on December 31, 2011 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,457	$350	$752	$818	$3,537
Interest on long-term debt (2)	1,542	226	406	339	571
Operating leases	2,975	908	1,227	360	480
Purchase obligations (3)	1,568	1,568	-	-	-
Total contractual cash obligations	$11,542	$3,052	$2,385	$1,517	$4,588

(1)  The Company also has $81,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)  Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)  Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At December 31, 2011, the Company had standby letters of credit totaling $1.5 million, which includes secured bank guarantees under the Company’s domestic and European credit facilities and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  As of December 31, 2011, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $65,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  The Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At December 31, 2011, the Company held a 30-day forward contract for €3.4 million ($4.4 million).

As of December 31, 2011, the Euro lost approximately 4% in value against the U.S. dollar compared to its value at September 30, 2011.  During the three-month period ended December 31, 2011, changes in the value of the Euro against the U.S. dollar ranged between a 3% gain and a 4% loss as compared to the value at September 30, 2011.  Most other foreign currencies gained in value against the U.S. dollar during the first three months of fiscal 2012.  The effect of these fluctuations on the operations and financial results of the Company during the first three months of fiscal 2012 were:

•
Translation adjustments of ($66,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana, S. de R.L. de C.V.

•
Foreign exchange losses of $35,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Chinese, Singapore and Mexican operations.

When the U.S. dollar strengthens on the world markets, the Company’s market and economic outlook for international sales could be negatively affected as export sales to international customers become relatively more expensive.  Conversely, a relatively weaker U.S. dollar makes the Company’s U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively stronger U.S. dollar on world markets, especially as measured against the Euro, may negatively affect the Company’s market and economic outlook for international sales.  The Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company.

Interest Rate Risk.  Under the Company’s domestic credit facility, the Company may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on the Company’s achievement of a specified financial ratio.  The Company may borrow on its European credit facility at the lender’s prime rate plus 175 basis points.  At December 31, 2011, the Company had no borrowings under these arrangements.  During the three-month period ended December 31, 2011, interest rates applicable to these variable rate credit facilities ranged from 2.05% to 6.20%.  At December 31, 2011, the rate was 2.05% on its domestic credit facility and 6.20% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of December 31, 2011, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the disclosure controls and procedures relating to the Company at December 31, 2011 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended December 31, 2011 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31, 2011	10,700	$10.90	0
November 1 – 30, 2011	-	-	0
December 1 – 31, 2011	397	$13.23	0
Total	11,097	$10.99	0	78,750	(2)

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2011*.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: February 9, 2012	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2012	By /s/ John J. Ehren
John J. Ehren
Executive Vice President and Chief Operating Officer/Chief Financial Officer
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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2011 and September 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2011 and 2010, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2010, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2011*.

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.