Form 10-Q
period 2012-03-31
KEY TECHNOLOGY INC
filed 2012-05-10
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2012

or

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

The number of shares outstanding of the registrant's common stock, no par value, on April 29, 2012 was 5,461,546 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2012

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6.	Exhibits	27

SIGNATURES	28

EXHIBIT INDEX	29

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND SEPTEMBER 30, 2011

	March 31, 2012	September 30, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,848	$28,754
Trade accounts receivable, net of allowance for doubtful accounts of $250 and $251, respectively	11,094	8,776
Inventories:
Raw materials	8,326	7,685
Work-in-process and sub-assemblies	11,148	9,940
Finished goods	5,491	6,644
Total inventories	24,965	24,269
Deferred income taxes	2,771	2,715
Prepaid expenses and other assets	5,099	4,835
Total current assets	66,777	69,349
Property, plant and equipment, net	18,820	19,433
Deferred income taxes	2,008	1,790
Goodwill	2,524	2,524
Investment in Proditec	1,178	1,178
Intangibles and other assets, net	124	131
Total	$91,431	$94,405

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,748	$5,318
Accrued payroll liabilities and commissions	6,002	5,494
Customers' deposits	9,634	10,812
Accrued customer support and warranty costs	2,180	2,756
Customer purchase plans	648	518
Income taxes payable	1	15
Current portion of long-term debt	355	345
Other accrued liabilities	638	1,607
Total current liabilities	24,206	26,865
Long-term debt	5,015	5,197
Deferred income taxes	3,494	3,056
Other long-term liabilities	466	513
Shareholders' equity:
Common stock	21,477	21,138
Retained earnings and other shareholders' equity	36,773	37,636
Total shareholders' equity	58,250	58,774
Total	$91,431	$94,405

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(in thousands, except per share data)

Net sales	$27,249	$27,929
Cost of sales	19,332	19,788
Gross profit	7,917	8,141
Operating expenses:
Sales and marketing	4,558	4,561
Research and development	2,067	1,479
General and administrative	2,079	2,048
Amortization of intangibles	4	4
Total operating expenses	8,708	8,092
Gain (loss) on disposition of assets	1	(20)
Earnings (loss) from operations	(790)	29
Other income (expense)	(277)	(149)
Loss before income taxes	(1,067)	(120)
Income tax benefit	(341)	(49)
Net loss	$(726)	$(71)

Net loss per share
- basic	$(0.13)	$(0.01)
- diluted	$(0.13)	$(0.01)

Shares used in per share calculations - basic	5,416	5,291

Shares used in per share calculations - diluted	5,416	5,291

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(in thousands, except per share data)

Net sales	$53,221	$56,076
Cost of sales	36,743	38,615
Gross profit	16,478	17,461
Operating expenses:
Sales and marketing	8,859	9,045
Research and development	4,066	2,996
General and administrative	4,545	4,488
Amortization of intangibles	8	8
Total operating expenses	17,478	16,537
Gain (loss) on disposition of assets	2	(20)
Earnings (loss) from operations	(998)	904
Other income (expense)	(427)	(224)
Earnings (loss) before income taxes	(1,425)	680
Income tax expense (benefit)	(456)	147
Net earnings (loss)	$(969)	$533

Net earnings (loss) per share
- basic	$(0.18)	$0.10
- diluted	$(0.18)	$0.10

Shares used in per share calculations - basic	5,348	5,289

Shares used in per share calculations - diluted	5,348	5,308

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(969)	$533
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
(Gain) loss on disposition of assets	(2)	20
Foreign currency exchange (gain) loss	(2)	15
Depreciation and amortization	1,808	1,342
Share based payments	503	760
Reclassification from Other comprehensive income	209	-
Excess tax benefits from share based payments	52	(7)
Deferred income taxes	213	344
Deferred rent	(16)	(38)
Bad debt expense	(4)	(87)
Changes in assets and liabilities:
Trade accounts receivable	(2,351)	4,673
Inventories	(878)	(919)
Prepaid expenses and other current assets	(508)	(1,180)
Income taxes receivable	263	(59)
Accounts payable	(558)	270
Accrued payroll liabilities and commissions	522	(1,032)
Customers’ deposits	(1,183)	965
Accrued customer support and warranty costs	(564)	669
Income taxes payable	(67)	(205)
Other accrued liabilities	(810)	(869)
Other	(3)	(4)

Cash provided by (used for) operating activities	(4,345)	5,191

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	8	14
Purchases of property, plant and equipment	(1,180)	(2,380)

Cash used in investing activities	(1,172)	(2,366)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(172)	(165)
Excess tax benefits from share based payments	(52)	7
Proceeds from issuance of common stock	35	92
Exchange of shares for statutory withholding	(140)	(364)
Stock buyback	(45)	-

Cash used in financing activities	(374)	(430)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(15)	32

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,906)	2,427

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	28,754	29,096

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$22,848	$31,523

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$156	$126
Cash paid (refunded) during the period for income taxes	$(715)	$61

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2012

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  The results of operations for the six-month period ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2012 and the results of its operations and its cash flows for the six-month periods ended March 31, 2012 and 2011.

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

During the six-month period ended March 31, 2012, the Company granted 93,705 shares of service-based stock awards.  The fair value of these grants ranged from $13.07 to $13.11 per share based on the fair market value at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from February 2013 through December 2014.  During the six-month period ended March 31, 2012, the Company also granted 92,910 shares of performance-based stock awards.  The fair value of these grants ranged from $10.82 to $13.11 per share based on the fair market value at the grant date.  The restrictions on the shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2014 and continued employment through December 16, 2014.  The performance-based stock awards also contain provisions that up to an additional 92,910 non-restricted shares may be granted if the performance-based objectives are exceeded at specified levels.  The Company estimates that it is less than probable that the performance-based objectives on any of the performance-based awards granted in fiscal 2012 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2012 related to these awards.

Share-based compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Cost of goods sold	$23	$32	$40	$48
Operating expenses	277	343	463	712
Total share-based compensation expense	$300	$375	$503	$760

Share-based compensation expense remaining capitalized in inventory at March 31, 2012 and 2011 was $7,000 and $16,000, respectively.

3.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	For the three months ended March 31, 2012			For the three months ended March 31, 2011
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss	$(726)	5,416	$(0.13)	$(71)	5,291	$(0.01)
Effect of dilutive securities:
Common stock options	-	-		-	-
Diluted EPS:
Net loss plus assumed conversions	$(726)	5,416	$(0.13)	$(71)	5,291	$(0.01)

	For the six months ended March 31, 2012			For the six months ended March 31, 2011
	Loss	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(969)	5,348	$(0.18)	$533	5,289	$0.10
Effect of dilutive securities:
Common stock options	-			-	19
Diluted EPS:
Net earnings (loss) plus assumed conversions	$(969)	5,348	$(0.18)	$533	5,308	$0.10

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares at March 31, 2012 and 2011 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Common shares from:
Assumed exercise of stock options	35,000	45,000	35,000	-

The options expire on dates beginning in February 2013 through February 2015.  The restrictions on stock grants may lapse between October 2012 and February 2015.

4.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  Changes in the estimated effective income tax rate are accounted for in the period the change in estimate occurs.  During the first quarter of fiscal 2011, income tax expense was reduced by approximately $72,000 for additional research and development tax credits related to expenditures incurred during fiscal 2010 due to changes in tax law that were enacted during the quarter to retroactively renew these tax credits.  The research and development tax credit law expired December 31, 2011 and has not been renewed as of this date.

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

At March 31, 2012, the Company had an interest rate swap of $5.4 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At March 31, 2012, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $359,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statement of Operations related to the swap agreement during the six months ended March 31, 2012, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $57,000 and $40,000 during the three and six-month periods ending March 31, 2012, respectively, were recorded as part of Other Comprehensive Income in the Equity section of the Company’s Unaudited Condensed Consolidated Balance Sheet.  During the three and six-month periods ended March 31, 2012, the Company recorded $35,000 and $72,000, respectively, as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At March 31, 2012, the Company had a one-month undesignated forward exchange contract for €3.9 million ($5.2 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains (losses) of $(128,000) and $61,000 were recorded for forward exchange contracts in the three and six-month periods ended March 31, 2012 as a component of foreign currency losses in Other income (expense) on the Company’s Unaudited Condensed Consolidated Statement of Operations.  The gains on the Company’s foreign exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At March 31, 2012, the Company had assets of $17,000 for settlements under these forward contracts in Other Current Assets on the Company’s Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2011, the Company had assets of $474,000 for forward contracts in Other Current Assets on the Company’s Consolidated Balance Sheet.

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

When available, the Company uses quoted market prices to determine fair value and classifies such measurements within Level 1.  In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market processes are not available, fair value is based upon models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

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

	Fair Value Measurements at March 31, 2012 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	-	$(359)	-	$(359)
Forward exchange contracts	-	$0	-	$0

At March 31, 2012, the Company also had long-term debt of approximately $5.4 million.  The Company’s long-term debt is recorded at historical cost and the Company has not elected to fair value such financial instruments.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At March 31, 2012, the Company’s minority interest in Proditec SAS had a carrying value of approximately $1.2 million.  This investment is being accounted for under the cost method.  The fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.	Financing arrangements

The Company’s domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At March 31, 2012, the interest rate would have been 1.74% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At March 31, 2012, the Company had no borrowings outstanding under the revolving line of credit and $328,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.4 million was outstanding as of March 31, 2012.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At March 31, 2012, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.3 million) and includes an operating line of the lesser of €250,000 ($333,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.0 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At March 31, 2012, the interest rate was 6.20%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At March 31, 2012, the Company was in compliance with its loan covenants. At March 31, 2012, the Company had no borrowings under this facility and had received bank guarantees of €1.1 million ($1.5 million) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

8.           Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Components of comprehensive income:
Net earnings (loss)	$(726)	$(71)	$(969)	$533
Other comprehensive income (loss) -
Foreign currency translation adjustment	58	98	(42)	(19)
Reclassification adjustment for foreign currency translation included in net earnings (loss)	209	-	209	-
Unrealized changes in value of derivatives	57	58	40	319
Income tax (expense) benefit related to items of comprehensive income (loss)	(111)	(50)	(71)	(99)
Total comprehensive income (loss)	$(513)	$35	$(833)	$734

The reclassification adjustment relates to accumulated foreign currency translation adjustments which were reclassified to net earnings (loss) during the second quarter of fiscal 2012, as a result of an operational restructuring initiated in fiscal 2011.

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2012 and 2011 is as follows (in thousands):

	Six months ended March 31,
	2012	2011
Beginning balance	$2,423	$1,954
Warranty costs incurred	(1,276)	(2,221)
Warranty expense accrued	673	2,545
Translation adjustments	(13)	39
Ending balance	$1,807	$2,317

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

Bank guarantees and letters of credit

At March 31, 2012, the Company had standby letters of credit totaling $1.8 million, which includes secured bank guarantees under the Company’s domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $1.5 million of outstanding performance guarantees secured by bank guarantees under the

Company’s European subsidiary’s credit facility, $178,000 of outstanding performance guarantees secured by bank guarantees under the Company’s domestic credit facility and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

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

The worldwide economy, tight credit markets and competitive pricing pressures continued to challenge the Company in the second quarter of fiscal 2012.  Order volumes for the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011 decreased across all geographic markets and industries, most significantly in the North American potato market.  However, we are experiencing substantial quote activity for large-scale projects for which potential orders could be realized over the next six to twelve months.

During the second quarter of fiscal 2012, the Company continued to focus on several long-term market initiatives:

-	Further development of the Company’s core strategic food accounts and processing markets, including potatoes, fresh-cut and processed fruit and vegetables.
-	Expansion of our Integrated Solutions Group to offer more complete process solutions to our customers.
-	Strengthen the core and emerging international businesses, including those located in the Asia Pacific, Eastern European, Latin American and South American regions.
-	Increase promotion of differentiated aftermarket offerings, including PROliance™ Programs.
-	Develop new markets with recent product releases, such as our Veo™ product.
-	Strengthen the Company’s technical capabilities and improve its organizational efficiencies.

Current period – second quarter of fiscal 2012

In the second quarter of fiscal 2012, the Company’s net sales and net earnings decreased compared to the corresponding period in the prior fiscal year.  Net sales of $27.2 million in the second fiscal quarter of 2012 were $0.7 million, or 2%, lower than net sales of $27.9 million in the corresponding quarter a year ago.  Net sales and the results of operations were unfavorably affected by the postponement of two shipments due to customer-requested delays.  These orders, totaling over $2.5 million, will ship in the third fiscal quarter of 2012.  International sales were 44% of net sales for the second fiscal quarter of 2012, compared to 35% in the corresponding prior-year period.  Backlog of $34.7 million at the end of the second fiscal quarter of 2012 represented a $3.5 million, or 9%, decrease from the ending backlog of $38.2 million at the end of the corresponding quarter a year ago.  Customer orders in the second quarter of fiscal 2012 of $24.9 million were down $9.5 million, or 28%, compared to orders of $34.3 million in the second quarter of fiscal 2011.  The Company believes certain of its markets have been in a slow period for new capital investments, particularly in the potato market.  Orders decreased across all geographic markets, industries and most major product lines, except for the recently released Veo system and rotary sizing and grading systems.  Net loss for the second quarter of fiscal 2012 was $726,000, or $0.13 per diluted share.  Net loss for the corresponding period last year was $71,000, or $0.01 per diluted share.  The net loss for the second quarter of fiscal 2012 was due to lower net sales, higher research and development expenses and the reclassification of cumulative foreign currency translation adjustments.

First six months of fiscal 2012

In the first half of fiscal 2012, net sales and net earnings decreased compared to the corresponding period in the prior fiscal year.  Net sales decreased across most automated inspection and process system product lines.  Net sales of $53.2 million for the first six months of fiscal 2012 were $2.9 million, or 5%, lower than net sales of $56.1 million in the corresponding period a year ago.  International sales were 44% of net sales for the first six months of fiscal 2012 compared to 37% in the corresponding prior year period.  Customer orders in the first half of fiscal 2012 of $51.5 million were down $7.7 million, or 13%, compared to the orders of $59.2 million in the first half of fiscal 2011.  Customer orders decreased in automated inspection systems, partially offset by increases in process systems and parts and service.  Orders also decreased across the Company’s major geographical regions, most significantly in the North American potato market.  In the third quarter, we expect sales to increase significantly over the sales reported in the quarter just ended, with a large portion of the second quarter backlog expected to ship in the third quarter.  The net loss for the first half of fiscal 2012 was $969,000, or $0.18 per diluted share.  The net earnings for the corresponding six-month period last year were $533,000, or $0.10 per diluted share.  The decrease in net earnings is primarily due to the reduced net sales and increased R&D spending for new product development.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company typically has a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At March 31, 2012, the Company had invoiced $517,000, compared to $3.9 million at September 30, 2011, for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of March 31, 2012, the balance sheet included allowances for doubtful accounts of $250,000.  Amounts charged to bad debt expense for the six-month period ended March 31, 2012 and 2011, respectively, were $(4,000) and $(87,000).  Actual charges to the allowance for doubtful accounts for the six-month period ended March 31, 2012 and 2011, respectively, were $(4,000) and $13,000.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At March 31, 2012, cumulative inventory adjustments to the lower of cost or market totaled $2.1 million compared to $2.0 million as of March 31, 2011.  Amounts charged to expense to record inventory at lower of cost or market for the six-month periods ended March 31, 2012 and 2011 were $635,000 and $643,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $447,000 and $418,000 for the six-month periods ended March 31, 2012 and 2011, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of March 31, 2012, the Company held $21.4 million of long-lived assets, net of depreciation and amortization.  There were no material changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of March 31, 2012, the balance sheet included warranty reserves of $1.8 million, while $1.3 million of warranty charges were incurred during the six-month period then ended, compared to warranty reserves of $2.3 million as of March 31, 2011 and warranty charges of $2.2 million were incurred during the six-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At March 31, 2012, the Company had valuation reserves of approximately $166,000 for deferred tax assets for capital loss carryforwards and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for U.S. and Chinese deferred tax assets and liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward periods.  During the six-month period ended March 31, 2012, the Company reversed $4,000 of valuation reserves related to utilization of capital loss carryforwards.  There were no other valuation allowances at March 31, 2012 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2012, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2011, the existing Research and Development Credit (“R&D credit”) was retroactively renewed and extended to December 31, 2011.  Due to this change in tax law, the Company recorded approximately $72,000 of additional R&D tax credits in the first quarter of fiscal 2011 related to R&D expenditures incurred during fiscal 2010.  The R&D credit expired December 31, 2011 and, as of this date, has not been renewed.

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

Results of Operations

For the three months ended March 31, 2012 and 2011

Net sales decreased $0.7 million, or 2%, to $27.2 million in the second quarter of fiscal 2012 from $27.9 million recorded in the corresponding quarter a year ago.  International sales for the three-month period were 44% of net sales compared to 35% in the corresponding prior year period.  The decline in net sales in North America was partially offset by increases in net sales in Europe and Latin America.  Decreases in net sales occurred primarily in automated inspection systems sales, which were down $1.7 million, or 13%.  Process systems sales were up $1.2 million, or 12%, and parts and service sales were down $158,000, or 3%.  The decrease in automated inspection systems sales related to decreased shipments of most major product lines, including upgrade systems sales, with the exception of the Manta product line.  The increase in process systems sales related to vibratory products and third-party equipment.  Automated inspection systems sales, including upgrade systems, represented 42% of net sales in the second quarter of fiscal 2012 compared to 47% of net sales in the second quarter of fiscal 2011.  Process systems sales represented 39% of net sales in the second quarter of fiscal 2012 compared to 34% during the second quarter of fiscal 2011, while parts and service sales accounted for 19% of both quarter's net sales.

Total backlog was $34.7 million at the end of the second quarter of fiscal 2012 and was $3.5 million lower than the $38.2 million backlog at the end of the second quarter of the prior fiscal year.  Automated inspection systems backlog decreased by $7.4 million, or 29%, to $17.8 million at the end of the second quarter of fiscal 2012 compared to $25.2 million at the same time a year ago.  The backlog decrease for automatic inspection systems was most significantly related to upgrades, Tegra®, and tobacco systems, partially offset by increases in Veo systems.  Backlog for process systems was up $4.1 million, or 35%, to $15.8 million at March 31, 2012 compared to $11.7 million at March 31, 2011.  The increase in the backlog for process systems was primarily driven by an increase in vibratory products, rotary sizers and graders, and third-party equipment, partially offset by a decrease in vibratory products in Europe.  Backlog by product line at March 31, 2012 was 51% automated inspection systems, 46% process systems, and 3% parts and service, compared to 66% automated inspection systems, 31% process systems, and 3% parts and service at March 31, 2011.  The Company expects net sales in the third quarter of fiscal 2012 will be significantly higher than net sales reported in the second quarter of fiscal 2012, with a large portion of the second quarter backlog expected to ship in the third quarter.

Orders decreased by $9.5 million, or 28%, to $24.9 million in the second quarter of fiscal 2012 compared to the second quarter new orders of $34.4 million a year ago.  Automated inspection systems orders decreased $8.1 million, or 46%, during the second quarter of fiscal 2012 to $9.5 million compared to $17.6 million in the second quarter of fiscal 2011.  Orders for process systems during the second quarter of fiscal 2012 decreased $0.6 million, or 6%, to $10.3 million from $10.9 million in the comparable quarter of fiscal 2011.  Orders for parts and service decreased $0.7 million, or 12%, during the second quarter of fiscal 2012 to $5.1 million compared to $5.8 million in the second quarter of fiscal 2011.  The Company believes certain of its markets have been in a slow period for new capital investments, particularly in the potato market.  The decrease in orders for automated inspection systems occurred across the Company’s major geographic regions and industry categories and in almost all product lines, with the exception of the new Veo system.  The decrease in orders for process systems occurred in most product lines with the exception of rotary sizers and graders, and third-party equipment.

Gross profit for the second quarter of fiscal 2012 was $7.9 million compared to $8.1 million in the corresponding period last year.  Gross profit in the second quarter of fiscal 2012, as a percentage of net sales, decreased slightly to 29.1% compared to the 29.2% reported in the corresponding quarter of fiscal 2011.  This gross profit percentage for the second quarter of fiscal 2012 related to an increase in the shipment mix toward lower margin process system sales and the product line mix within automated inspection systems.  The Company expects the gross margin percentages in the third quarter of fiscal 2012 to be higher than the gross margin percentages in the second quarter of fiscal 2012.

Operating expenses of $8.7 million for the second quarter of fiscal 2012 were 32.0% of net sales.  Operating expenses during the second quarter of fiscal 2012 were consistent in most areas compared with $8.1 million for the second quarter of fiscal 2011, and 29.0% of net sales, with the exception of increases in research and development expense related to new product development.  The Company expects a modest increase in operating expenses in the third quarter of fiscal 2012 related to higher expected sales volumes.

Other expense for the second quarter of fiscal 2012 was $277,000 compared to other expense of $149,000 for the corresponding period in fiscal 2011.  Other expense increased in the second quarter of fiscal 2012 compared to the corresponding period in fiscal 2011 due primarily to losses of $209,000 in the second quarter of fiscal 2012 due to the reclassification of accumulated foreign currency translation adjustments from other comprehensive income associated with a previously announced operational restructuring. These losses were partially offset by foreign currency exchange gains of $37,000 in the second quarter of fiscal 2012, compared to foreign currency exchange losses of $51,000 in the second quarter of fiscal 2011.

Net loss for the quarter ending March 31, 2012 was $726,000, or $0.13 per diluted share.  Net loss for the same period last year was $71,000, or $0.01 per diluted share.  The net loss in the second quarter of fiscal 2012 was due to lower net sales, higher research and development spending and the reclassification of cumulative foreign currency translation adjustments.

For the six months ended March 31, 2012 and 2011

Net sales in the first half of fiscal 2012 decreased by $2.9 million, or 5%, to $53.2 million compared to $56.1 million for the same period in fiscal 2011.  The decrease in net sales occurred primarily in North America partially offset by an increase in net sales in the Europe and Asia Pacific regions.  International sales for the more recent six-month period were 44% of net sales compared to 37% for the first half of fiscal 2011.  Decreases in total net sales for the first six months of fiscal 2012 compared to the same period in the prior year occurred in automated inspection systems sales which were down $2.5 million, or 9%, and in process systems sales down $0.4 million, or 2%.  The decrease in automated inspection system sales was across most major product lines, partially offset by net increases in the Manta® product line, upgrade systems, and tobacco systems.  The decrease in process systems sales related primarily to decreases in the sales of vibratory systems, other process equipment, and rotary sizers and graders, partially offset by increases in third-party equipment.  Automated inspection systems net sales, including upgrade systems, represented 45% of net sales in the first half of fiscal 2012 compared to 47% of net sales in the first half of fiscal 2011.  Process systems represented 36% of net sales in the first half of fiscal 2012 compared to 34% of net sales in the first six months of fiscal 2011.  Parts and service and sales remained flat at $10.4 million, accounting for 19% of net sales in the first half of both fiscal 2012 and fiscal 2011.

New orders for the first six months of fiscal 2012 decreased $7.7 million, or 13%, to $51.5 million compared to orders of $59.2 million for the first half of fiscal 2011.  Orders for process systems increased $1.6 million, or 8%, to $22.6 million compared to $21.0 million in fiscal 2011.  Orders for automated inspection systems decreased approximately $8.8 million, or 32%, to $18.6 million compared to $27.4 million in fiscal 2011.  Orders for parts and service were $10.3 million, down $0.5 million, or 5%, from $10.8 million in the prior year.  The decrease in orders from the prior year occurred in most geographic markets, with the exception of Latin America, particularly in the potato and tobacco markets.

Gross profit for the first six months of fiscal 2012 was $16.5 million compared to $17.5 million in the corresponding period last year.  Gross profit as a percentage of net sales in the first half of fiscal 2012 was 31.0% and was approximately the same as the 31.1% reported for the same period of fiscal 2011.  This gross profit percentage for the first six months of fiscal 2012 reflected pricing pressures, a higher mix of lower margin process system sales and the product line mix within automated inspection systems.

Operating expenses of $17.5 million for the first six months of fiscal 2012 were 32.8% of sales compared with $16.5 million, or 29.5%, of sales for the first half of fiscal 2011.  Operating expenses for the first six months of fiscal 2012 were higher than the operating expenses for the first six months of fiscal 2011 due primarily to higher research and development expense related to new product development.

Other expense for the first half of fiscal 2012 was $427,000 compared to other expense of $224,000 for the corresponding period in fiscal 2011.  In the second quarter of fiscal 2012, the Company had $209,000 of accumulated foreign currency translation adjustments reclassified from other comprehensive income to the results of operations.

Net loss for the first six months of fiscal 2012 was $969,000, or $0.18 per diluted share.  The net earnings for the same period in fiscal 2011 were $533,000, or $0.10 per diluted share.  The net loss for the first six months of fiscal 2012 compared to the net earnings for the first six months of fiscal 2011 was primarily the result of lower net sales, increased spending on research and development, and the reclassification of cumulative foreign currency translation adjustments.

Liquidity and Capital Resources

In the first six months of fiscal 2012, net cash decreased by $5.9 million to $22.8 million on March 31, 2012 from $28.8 million on September 30, 2011.  Cash used in operating activities was $4.3 million during the six-month period ended March 31, 2012.  Investing activities consumed $1.2 million of cash.  Financing activities used $374,000 of cash.  The effect of exchange rate changes on cash was a negative $15,000 during the first six months of fiscal 2012.

Cash used in operating activities during the six-month period ended March 31, 2012 was $4.3 million compared to $5.2 million of cash provided by operating activities for the six-month period ended March 31, 2011.  The primary contributors to the usage of cash were the changes in net earnings (loss) and non-cash working capital.  For the first six months of fiscal 2012, the net loss was $969,000 compared to net earnings of $533,000 for the first six months of fiscal 2011.  Non-cash items included in net earnings in the first six months of fiscal 2012, such as depreciation, amortization and share-based compensation, were approximately $2.8 million as compared to $2.3 million in the first six months of fiscal 2011.  In the first six months of fiscal 2012, changes in non-cash working capital used $6.1 million of cash from operating activities.  During the first six months of fiscal 2011, changes in non-cash working capital provided $2.3 million of cash from operating activities.  The major changes in current assets and current liabilities during the first six months of fiscal 2012 were increases in accounts receivable of $2.4 million due to the timing of shipments during the quarter and related collections, decreased customer deposits of $1.2 million related to the timing of orders received and related collections, and increased inventories of $0.9 million due to the scheduled timing of shipments.  Changes in working capital also included increases in prepaid expenses and other assets of $0.5 million, decreases in other accrued liabilities of $0.8 million, and decreases in accounts payable of $0.5 million, all due to the timing of payments.  These changes were partially offset by increased accrued payroll liabilities and commissions of $0.5 million due to the timing of the payments for payroll and commissions.  The changes in working capital during the first six months of fiscal 2012 reflect normal variations in the Company’s operations.

Net cash used in investing activities was $1.2 million for the first six months of fiscal 2012 compared to net cash used in investing activities for the first six months of fiscal 2011 of $2.4 million.  The net cash used in investing activities for the first six months of fiscal 2012 and fiscal 2011 related entirely to capital expenditures.  The fiscal 2011 expenditures were higher primarily due to leasehold improvements made to the Company’s Innovation and Solutions Center.

Net cash used in financing activities during the first six months of fiscal 2012 was $374,000, compared with net cash used in financing activities of $430,000 during the corresponding period in fiscal 2011.  Net cash used in financing activities during the first six months of fiscal 2012 primarily resulted from $172,000 of repayments of long-term debt associated with the Company’s mortgage on its headquarters facility, $140,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, and $45,000 of stock repurchases partially offset by $35,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first six months of fiscal 2011 resulted mainly from payments on long-term debt of $165,000 and $364,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, offset by $92,000 of proceeds from the issuance of common stock.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At March 31, 2012, the interest rate would have been 1.74% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.4 million was outstanding at March 31, 2012.  The term loan provided for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At March 31, 2012, the Company had no borrowings outstanding under the credit facility and $328,000 in standby letters of credit.  At March 31, 2012, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.3 million) and includes an operating line of the lesser of €250,000 ($333,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.0 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At March 31, 2012, the interest rate was 6.20%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At March 31, 2012, the Company was in compliance with its loan covenants.  At March 31, 2012, the Company had no borrowings under this facility and had received bank guarantees of €1.1 million ($1.5 million) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on March 31, 2012 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,370	$355	$758	$827	$3,430
Interest on long-term debt (2)	1,484	222	398	330	534
Operating leases	2,815	882	1,214	269	450
Purchase obligations (3)	1,139	1,139	-	-	-
Total contractual cash obligations	$10,808	$2,598	$2,370	$1,426	$4,414

(1)  The Company also has $79,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)  Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)  Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At March 31, 2012, the Company had standby letters of credit totaling $1.8 million, which includes secured bank guarantees under the Company’s domestic and European credit facilities and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia and Latin America, transactions denominated in the local currencies of these countries may increase.  As of March 31, 2012, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $125,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  The Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At March 31, 2012, the Company held a 30-day forward contract for €3.9 million ($5.2 million).

As of March 31, 2012, the Euro lost approximately 2% in value against the U.S. dollar compared to its value at September 30, 2011.  During the six-month period ended March 31, 2012, changes in the value of the Euro against the U.S. dollar ranged between a 3% gain and a 4% loss as compared to the value at September 30, 2011.  Most other relevant foreign currencies gained in value against the U.S. dollar during the first six months of fiscal 2012.  The effect of these fluctuations on the operations and financial results of the Company during the first six months of fiscal 2012 were:

•
Translation adjustments of $(28,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the Peso balance sheet of Productos Key Mexicana, S. de R.L. de C.V., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd. and the RMB balance sheet of Key Technology (Shanghai) Trading Co., Ltd.

•
Foreign exchange gains of $2,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Mexican, Singapore and Chinese operations.

When the U.S. dollar strengthens on the world markets, the Company’s market and economic outlook for international sales could be negatively affected as products sold to international customers become relatively more expensive to those customers.  Conversely, a relatively weaker U.S. dollar makes the Company’s U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially more profitable to the Company when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively stronger U.S. dollar on world markets, especially as measured against the Euro, may negatively affect the Company’s market and economic outlook for international sales.  The

Company’s Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company.

Interest Rate Risk.  Under the Company’s domestic credit facility, the Company may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on the Company’s achievement of a specified financial ratio.  The Company may borrow on its European credit facility at the lender’s prime rate plus 175 basis points.  At March 31, 2012, the Company had no borrowings under these arrangements.  During the three-month period ended March 31, 2012, interest rates applicable to these variable rate credit facilities ranged from 1.74% to 6.20%.  At March 31, 2012, the rate was 1.74% on its domestic credit facility and 6.20% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of March 31, 2012, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 4.                      CONTROLS AND PROCEDURES

The Company’s management, with the participation of its Chief Executive Officer and Executive Vice President and Chief Operating Officer/Chief Financial Officer, has evaluated the disclosure controls and procedures relating to the Company at March 31, 2012 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Executive Vice President and Chief Operating Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2012 that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended March 31, 2012 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31, 2012	1,263	(1)	$13.96	0
February 1 – 29, 2012	-		-	0
March 1 – 31, 2012	3,344	(3)	$13.57	3,344
Total	4,607		$13.68	3,344	75,406	(2)

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

(3)
On March 12, 2012, the Company purchased 3,344 shares of its common stock from an independent director of the Company.  The shares were purchased under the Company’s current stock repurchase plan at a price of $13.57 per share, which was the March 12 closing price of the Company’s common stock on The NASDAQ Global market, less $0.03 per share.  The total purchase price paid was approximately $45,000.  The purchase transactions were previously approved by the Nominating and Corporate Governance Committee and the Company’s Board of Directors.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and September 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2012*.

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

KEY TECHNOLOGY, INC.
(Registrant)

Date: May 10, 2012	By /s/ David M. Camp
David M. Camp
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2012	By /s/ John J. Ehren
John J. Ehren
Executive Vice President and Chief Operating Officer/Chief Financial Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE SIX MONTHS ENDED MARCH 31, 2012

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2012 and September 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2012*.

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