Form 10-Q
period 2012-06-30
KEY TECHNOLOGY INC
filed 2012-08-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2012

or

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

The number of shares outstanding of the registrant's common stock, no par value, on July 31, 2012 was 5,351,196 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2012

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 6.	Exhibits	28

SIGNATURES	29

EXHIBIT INDEX	30

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND SEPTEMBER 30, 2011

	June 30, 2012	September 30, 2011
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,382	$28,754
Trade accounts receivable, net of allowance for doubtful accounts of $176 and $251, respectively	13,780	8,776
Inventories:
Raw materials	7,935	7,685
Work-in-process and sub-assemblies	9,863	9,940
Finished goods	6,169	6,644
Total inventories	23,967	24,269
Deferred income taxes	2,704	2,715
Prepaid expenses and other assets	3,796	4,835
Total current assets	66,629	69,349
Property, plant and equipment, net	18,490	19,433
Deferred income taxes	17	1,790
Goodwill	2,524	2,524
Investment in Proditec	1,153	1,178
Intangibles and other assets, net	119	131
Total	$88,932	$94,405

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,427	$5,318
Accrued payroll liabilities and commissions	5,909	5,494
Customers' deposits	7,246	10,812
Accrued customer support and warranty costs	2,459	2,756
Customer purchase plans	846	518
Income taxes payable	2	15
Current portion of long-term debt	358	345
Other accrued liabilities	1,195	1,607
Total current liabilities	23,442	26,865
Long-term debt	4,925	5,197
Deferred income taxes	1,254	3,056
Other long-term liabilities	588	513
Shareholders' equity:
Common stock	21,829	21,138
Retained earnings and other shareholders' equity	36,894	37,636
Total shareholders' equity	58,723	58,774
Total	$88,932	$94,405

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(in thousands, except per share data)

Net sales	$34,620	$33,800
Cost of sales	24,163	21,586
Gross profit	10,457	12,214
Operating expenses:
Sales and marketing	4,740	4,972
Research and development	2,492	1,800
General and administrative	2,740	2,258
Amortization of intangibles	4	4
Total operating expenses	9,976	9,034
Loss on disposition of assets	(16)	(1)
Earnings from operations	465	3,179
Other income (expense)	(92)	(174)
Earnings before income taxes	373	3,005
Income tax expense	109	969
Net earnings	$264	$2,036

Net earnings per share
- basic	$0.05	$0.38
- diluted	$0.05	$0.38

Shares used in per share calculations - basic	5,456	5,334

Shares used in per share calculations - diluted	5,463	5,352

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(in thousands, except per share data)

Net sales	$87,840	$89,876
Cost of sales	60,906	60,201
Gross profit	26,934	29,675
Operating expenses:
Sales and marketing	13,599	14,017
Research and development	6,558	4,796
General and administrative	7,285	6,747
Amortization of intangibles	12	12
Total operating expenses	27,454	25,572
Loss on disposition of assets	(14)	(20)
Earnings (loss) from operations	(534)	4,083
Other income (expense)	(518)	(397)
Earnings (loss) before income taxes	(1,052)	3,686
Income tax expense (benefit)	(347)	1,116
Net earnings (loss)	$(705)	$2,570

Net earnings (loss) per share
- basic	$(0.13)	$0.48
- diluted	$(0.13)	$0.48

Shares used in per share calculations - basic	5,404	5,304

Shares used in per share calculations - diluted	5,404	5,323

See notes to condensed unaudited consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(705)	$2,570
Adjustments to reconcile net earnings (loss) to net cash
provided by operating activities:
Loss on disposition of assets	14	20
Foreign currency exchange loss	34	40
Depreciation and amortization	2,710	2,150
Share based payments	901	1,121
Reclassification from Other comprehensive income	209	-
Excess tax benefits from share based payments	77	(11)
Deferred income taxes	(153)	1,141
Deferred rent	(24)	(57)
Bad debt expense	12	(124)
Changes in assets and liabilities:
Trade accounts receivable	(5,003)	2,406
Inventories	181	(2,128)
Prepaid expenses and other current assets	380	(1,375)
Income taxes receivable	622	147
Accounts payable	179	886
Accrued payroll liabilities and commissions	525	(805)
Customers’ deposits	(3,455)	1,100
Accrued customer support and warranty costs	(246)	516
Income taxes payable	(91)	(87)
Other accrued liabilities	(181)	(475)
Other	20	(8)

Cash provided by (used for) operating activities	(3,994)	7,027

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	8	15
Purchases of property, plant and equipment	(1,800)	(3,878)

Cash used in investing activities	(1,792)	(3,863)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(259)	(249)
Excess tax benefits from share based payments	(77)	11
Proceeds from issuance of common stock	76	117
Exchange of shares for statutory withholding	(205)	(379)
Stock buyback	(45)	-

Cash used in financing activities	(510)	(500)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(76)	69

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,372)	2,733

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	28,754	29,096

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$22,382	$31,829

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$261	$188
Cash paid (refunded) during the period for income taxes	$(702)	$(75)

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JUNE 30, 2012

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2011.  The results of operations for the nine-month period ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2012 and the results of its operations and its cash flows for the nine-month periods ended June 30, 2012 and 2011.

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

During the nine-month period ended June 30, 2012, the Company granted 94,805 shares of service-based stock awards.  The fair value of these grants ranged from $13.07 to $13.48 per share based on the fair market value at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from February 2013 through April 2015.  During the nine-month period ended June 30, 2012, the Company also granted 92,910 shares of performance-based stock awards.  The fair value of these grants ranged from $10.82 to $13.11 per share based on the fair market value at the grant date.  The restrictions on the shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2014 and continued employment through December 16, 2014.  The performance-based stock awards also contain provisions that up to an additional 92,910 non-restricted shares may be granted if the performance-based objectives are exceeded at specified levels.  The Company estimates that it is less than probable that the performance-based objectives on any of the performance-based awards granted in fiscal 2012 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2012 related to these awards.

Share-based compensation expense included in the Company’s results was as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Cost of goods sold	$41	$32	$80	$80
Operating expenses	358	329	821	1,041
Total share-based compensation expense	$399	$361	$901	$1,121

Share-based compensation expense remaining capitalized in inventory at June 30, 2012 and 2011 was $10,000 and $16,000, respectively.

3.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	For the three months ended June 30, 2012			For the three months ended June 30, 2011
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net Earnings	$264	5,456	$0.05	$2,036	5,334	$0.38
Effect of dilutive securities:
Common stock options	-	7		-	18
Diluted EPS:
Net earnings plus assumed conversions	$264	5,463	$0.05	$2,036	5,352	$0.38

	For the nine months ended June 30, 2012					For the nine months ended June 30, 2011
	Loss		Shares	Per-Share Amount		Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$	(705)	5,404	$	(0.13)	$2,570	5,304	$0.48
Effect of dilutive securities:
Common stock options		-	-			-	19
Diluted EPS:
Net earnings (loss) plus assumed conversions	$	(705)	5,404	$	(0.13)	$2,570	5,323	$0.48

The weighted-average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares at June 30, 2012 and 2011 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Common shares from:
Assumed exercise of stock options	10,000	-	35,000	-

The options expire on dates beginning in February 2013 through February 2015.  The restrictions on stock grants may lapse between October 2012 and April 2015.

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

At June 30, 2012, the Company had an interest rate swap of $5.3 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At June 30, 2012, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $482,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statement of Operations related to the swap agreement during the nine months ended June 30, 2012, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of ($123,000) and ($83,000) during the three and nine-month periods ending June 30, 2012, respectively, were recorded as part of Other Comprehensive Income in the Equity section of the Company’s Unaudited Condensed Consolidated Balance Sheet.  During the three and nine-month periods ended June 30, 2012, the Company recorded $35,000 and $107,000, respectively, as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At June 30, 2012, the Company had a one-month undesignated forward exchange contract for €5.8 million ($7.3 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $219,000 and $280,000 were recorded for forward exchange contracts in the three and nine-month periods ended June 30, 2012 as a component of foreign currency losses in Other income (expense) on the Company’s Unaudited Condensed Consolidated Statement of Operations.  The gains on the Company’s foreign exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At June 30, 2012, the Company had liabilities of $139,000 for settlements under these forward contracts in Other Accrued Liabilities on the Company’s Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2011, the Company had assets of $474,000 for forward contracts in Other Current Assets on the Company’s Consolidated Balance Sheet.

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

	Fair Value Measurements at June 30, 2012 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	-	$(482)	-	$(482)
Forward exchange contracts	-	$0	-	$0

At June 30, 2012, the Company also had long-term debt of approximately $5.3 million.  The Company’s long-term debt is recorded at historical cost and the Company has not elected to fair value such financial instruments.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At June 30, 2012, the Company’s minority interest in Proditec SAS had a carrying value of approximately $1.2 million.  This investment is being accounted for under the cost method.  The fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.	Financing arrangements

The Company’s domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At June 30, 2012, the interest rate would have been 1.65% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At June 30, 2012, the Company had no borrowings outstanding under the revolving line of credit and $310,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.3 million was outstanding as of June 30, 2012.  The term loan provides for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At June 30, 2012, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.2 million) and includes an operating line of the lesser of €250,000 ($316,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($1.9 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At June 30, 2012, the interest rate was 6.20%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2011, the Company was in compliance with the tangible net worth covenant.  At June 30, 2012, the Company had no borrowings under this facility and had received bank guarantees of €380,000 ($480,000) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

8.     Comprehensive income (loss)

The calculation of comprehensive income (loss) is as follows (in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2012	2011	2012	2011
Components of comprehensive income (loss):
Net earnings (loss)	$264	$2,036	$(705)	$2,570
Other comprehensive income (loss) -
Foreign currency translation adjustment	(92)	(5)	(134)	(24)
Reclassification adjustment for foreign currency translation included in net earnings (loss)	-	-	209	-
Unrealized changes in value of derivatives	(123)	(111)	(83)	208
Income tax (expense) benefit related to items of comprehensive income (loss)	74	36	3	(63)
Total comprehensive income (loss)	$123	$1,956	$(710)	$2,691

The reclassification adjustment relates to accumulated foreign currency translation adjustments which were reclassified to net earnings (loss) during the second quarter of fiscal 2012 as a result of an operational restructuring initiated in fiscal 2011.

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2012 and 2011 is as follows (in thousands):

	Nine months ended June 30,
	2012	2011
Beginning balance	$2,423	$1,954
Warranty costs incurred	(2,633)	(3,134)
Warranty expense accrued	2,376	3,596
Translation adjustments	(48)	71
Ending balance	$2,118	$2,487

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

Bank guarantees and letters of credit

At June 30, 2012, the Company had standby letters of credit totaling $790,000, which includes secured bank guarantees under the Company’s domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $480,000 of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiary’s credit facility, $160,000 of outstanding performance guarantees secured by bank guarantees under the Company’s domestic credit facility and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

10.                 Termination Costs and Other Employment Separation Charges

In the third quarter of fiscal 2012, the Company announced certain cost reduction initiatives.  As a result, the Company incurred approximately $800,000 in costs related to the reduction in force, the majority of which relates to one-time termination benefits.  In addition, the Company incurred approximately $500,000 of other employment separation charges during the third quarter of fiscal 2012.  Approximately $1.0 million and $300,000 of these costs were expensed as operating expenses and costs of goods sold, respectively, in the third quarter of fiscal 2012.  At June 30, 2012, approximately $450,000 remained accrued as liabilities for amounts expensed in fiscal 2012 that were not paid as of June 30, 2012.  The Company expects that the majority of these amounts will be paid in the fourth quarter of fiscal 2012.

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

The worldwide economy, tight credit markets for customers and competition continue to challenge the Company in fiscal 2012.  Order volumes for the first nine months of fiscal 2012 compared to the same period of fiscal 2011 decreased across most geographic markets and industries, most significantly in the potato market.  The Company’s customers continued conservative capital spending trends as they seek to retain cash, are price sensitive and have longer or delayed purchasing cycles with more purchasing decisions being made at corporate rather than local operating locations.   However, we are experiencing substantial quote activity for large-scale projects for which potential orders would be realized beyond fiscal 2012.

During the third quarter of fiscal 2012, the Company continued to focus on several long-term market initiatives:

-	Further development of the Company’s core strategic food accounts and processing markets, including potatoes, fresh-cut and processed fruit and vegetables.
-	Expansion of the Company’s Integrated Solutions Group to offer more complete process solutions to the Company’s core market customers.
-	Strengthening of the Company’s core and emerging international businesses, including those located in the Asia Pacific, Eastern European, Latin American and South American regions.
-	Identification of high potential market adjacencies to leverage existing and future product platforms and solutions.
-	Development of products and solutions that are disruptive, differentiated and value-added for the Company’s customers.
-	Strengthening of the Company’s technical capabilities and improvement of its organizational efficiencies.

Current period – third quarter of fiscal 2012

Net sales of $34.6 million in the third fiscal quarter of 2012 were $0.8 million, or 2%, higher than net sales of $33.8 million in the corresponding quarter a year ago.  International sales were 43% of net sales for the third fiscal quarter of 2012, compared to 46% in the corresponding prior-year period.  Backlog of $24.3 million at the end of the third fiscal quarter of 2012 represented a $4.0 million, or 14%, decrease from the ending backlog of $28.3 million at the end of the corresponding quarter a year ago.

Customer orders in the third quarter of fiscal 2012 of $23.8 million were approximately the same as orders of $23.8 million in the third quarter of fiscal 2011.  Orders were approximately the same in most geographic markets, with a slight increase in North America offset by a slight decrease in Europe.  Orders decreased in the potato market, offset by increases in processed fruit and vegetables, fresh cut and other industries.  A decrease in orders for automated inspection systems was offset by an increase in orders for process systems.  The Company believes certain of its markets have been in a slow period for new capital investments, particularly in the potato market.

Gross margin percentages were adversely affected by a higher mix of lower margin process system sales and the product mix within automated inspection systems, competition, charges related to the third quarter cost reduction initiatives and specific customer support costs.  The Company anticipates gross margin percentage improvement in the fourth quarter of fiscal 2012 compared to the third quarter.

Net earnings for the third quarter of fiscal 2012 were $264,000, or $0.05 per diluted share.  Net earnings for the corresponding period last year were $2 million or $0.38 per diluted share.  The net earnings for the third quarter of fiscal 2012 were adversely affected by pre-tax charges of approximately $1.3 million related to cost reduction initiatives and other employment separation charges taken during the quarter.  Approximately $1.0 million and $300,000 of these costs were expensed as operating expense and cost of goods sold, respectively.  The net earnings for the third quarter of fiscal 2012 were also adversely affected by lower gross margins and higher research and development expenses.

First nine months of fiscal 2012

In the first nine months of fiscal 2012, net sales and net earnings decreased compared to the corresponding period in the prior fiscal year.  Net sales decreased across most automated inspection product lines with the exception of the VEO™ and Manta® products.  This decrease was partially offset by an increase in process systems sales.  Net sales of $87.8 million for the first nine months of fiscal 2012 were $2.1 million, or 2%, lower than net sales of $89.9 million in the corresponding period a year ago.  International sales were 44% of net sales for the first nine months of fiscal 2012 compared to 40% in the corresponding prior year period.

Customer orders in the first nine months of fiscal 2012 of $75.3 million were down $7.6 million, or 9%, compared to the orders of $82.9 million in the first nine months of fiscal 2011.  Customer orders decreased across most automated inspection system product lines with the exception of VEO and Manta products.  This decrease was partially offset by increases in process systems.  Orders also decreased across the Company’s major geographical regions, most significantly in the North American and European potato markets.  The Company believes certain of its markets have been in a slow period for new capital investments, particularly in the potato market.  In the fourth quarter of fiscal 2012, the Company expects sales to decrease significantly compared to the sales reported in the third quarter of fiscal 2012 due to the lower backlog entering the fourth quarter.

Gross margin percentages in the first nine months of fiscal 2012 were adversely affected by competition, a higher mix of lower margin process system sales and the product mix within automated inspection systems.  The net loss for the first nine months of fiscal 2012 was $705,000, or $0.13 per diluted share.  The net earnings for the corresponding nine-month period last year were $2.6 million, or $0.48 per diluted share.  The decrease in net earnings in the more recent nine-month period is primarily due to lower net sales, reduced gross margins, the effect of charges related to cost-reduction initiatives and other separation charges, competition, and increased R&D spending for new product development.

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

Revenue Recognition.  The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company typically has a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  The Company believes that revenue recognition is a “critical accounting estimate” because the Company’s terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At June 30, 2012, the Company had invoiced $3.5 million, compared to $3.9 million at September 30, 2011, for which the Company has not recognized revenue.

Allowances for doubtful accounts.  The Company establishes allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  The Company actively manages its credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  The Company believes that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside the Company’s control.  As of June 30, 2012, the balance sheet included allowances for doubtful accounts of $176,000.  Amounts charged to bad debt expense for the nine-month period ended June 30, 2012 and 2011, respectively, were $12,000 and $(124,000).  Actual charges to the allowance for doubtful accounts for the nine-month period ended June 30, 2012 and 2011, respectively, were $84,000 and $12,000.  If the Company experiences actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. The Company’s inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are the Company’s purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  The Company actively manages its exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  The Company believes that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At June 30, 2012, cumulative inventory adjustments to the lower of cost or market totaled $2.1 million compared to $2.0 million as of June 30, 2011.  Amounts charged to expense to record inventory at lower of cost or market for the nine-month periods ended June 30, 2012 and 2011 were $828,000 and $923,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $625,000 and $721,000 for the nine-month periods ended June 30, 2012 and 2011, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of June 30, 2012, the Company held $21.1 million of long-lived assets, net of depreciation and amortization.  There were no material changes in the Company’s long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  The Company believes that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on the Company’s balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  The Company’s products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  The Company establishes allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Company products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  The Company actively manages its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  The Company believes that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that the Company does not control.  As of June 30, 2012, the balance sheet included warranty reserves of $2.1 million, while $2.6 million of warranty charges were incurred during the nine-month period then ended, compared to warranty reserves of $2.5 million as of June 30, 2011 and warranty charges of $3.1 million were incurred during the nine-month period then ended.  If the Company’s actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At June 30, 2012, the Company had valuation reserves of approximately $175,000 for deferred tax assets for capital loss carryforwards and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for European and Chinese deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward periods.  During the nine-month period ended June 30, 2012, the Company recorded net additional valuation reserves of $5,000 related to capital loss carryforwards.  In addition, the Company recorded offsetting amounts of $2.2 million of valuation reserves for European deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward periods.  The Company also reversed offsetting amounts of $695,000 of valuation reserves for Chinese deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards that were utilized in the foreign jurisdiction.  As these were all offsetting amounts, these changes had no effect on net earnings.  There were no other valuation allowances at June 30, 2012 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.  The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2012, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The Company believes that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If the Company’s operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Results of Operations

For the three months ended June 30, 2012 and 2011

Net sales increased $0.8 million, or 2%, to $34.6 million in the third quarter of fiscal 2012 from $33.8 million recorded in the corresponding quarter a year ago.  International sales for the three-month period were 43% of net sales compared to 46% in the corresponding prior year period.  The increase in net sales in North America and Latin America was partially offset by decreases in net sales in Europe and the Asia Pacific regions.  Increases in net sales occurred primarily in process systems sales, which were up $3.6 million, or 31%, and in parts and service sales which were up $188,000, or 3%.  The increase in process systems sales related primarily to vibratory products, rotary sizing and grading systems and third-party equipment, partially offset by a decrease in vibratory product sales in Europe.  Net sales of automated inspection systems were down $2.9 million or 18%.  The decrease in automated inspection system sales was across most major product lines with the exception of the recently-released VEO system.  Automated inspection systems sales, including upgrade systems, represented 38% of net sales in the third quarter of fiscal 2012 compared to 48% of net sales in the third quarter of fiscal 2011.  Process systems sales represented 44% of net sales in the third quarter of fiscal 2012 compared to 34% during the third quarter of fiscal 2011, while parts and service sales accounted for 18% of both quarter's net sales.

Total backlog was $24.3 million at the end of the third quarter of fiscal 2012 and was $4.0 million lower than the $28.3 million backlog at the end of the third quarter of the prior fiscal year.  Automated inspection systems backlog decreased by $5.6 million, or 32%, to $11.9 million at the end of the third quarter of fiscal 2012 compared to $17.5 million at the same time a year ago.  The backlog decrease for automatic inspection systems was across almost all product lines.  Backlog for process systems was up $1.7 million, or 19%, to $10.9 million at June 30, 2012 compared to $9.2 million at June 30, 2011.  The increase in the backlog for process systems was primarily driven by an increase in vibratory products, rotary sizers and graders, and third-party equipment, partially offset by a decrease in vibratory products in Europe.  Backlog by product line at June 30, 2012 was 49% automated inspection systems, 45% process systems, and 6% parts and service, compared to 62% automated inspection systems, 32% process systems, and 6% parts and service at June 30, 2011.  The Company expects net sales in the fourth quarter of fiscal 2012 will be significantly lower than net sales reported in the third quarter of fiscal 2012, due to the lower backlog entering the fourth quarter of fiscal 2012.

Orders of $23.8 million in the third quarter of fiscal 2012 were approximately the same as third quarter new orders of $23.8 million a year ago.  Automated inspection systems orders decreased $1.2 million, or 15%, during the third quarter of fiscal 2012 to $7.1 million compared to $8.3 million in the third quarter of fiscal 2011.  Orders for process systems during the third quarter of fiscal 2012 increased $1.1 million, or 12%, to $10.1 million from $9.0 million in the comparable quarter of fiscal 2011.  Orders for parts and service increased $0.2 million, or 3%, during the third quarter of fiscal 2012 to $6.6 million compared to $6.4 million in the third quarter of fiscal 2011.  The decrease in orders for automated inspection systems occurred across the Company’s major product lines, with the exception of upgrades.  The increase in orders for process systems occurred primarily in vibratory, rotary sizers and graders, and third-party equipment product lines offset by decreases in most other product lines.  Orders were approximately the same in most markets, with a slight increase in North America offset by a slight decrease in Europe.  Orders also decreased in the potato market offset by increases in processed fruit and vegetable, fresh cut and other industries.  The Company believes certain of its markets have been in a slow period for new capital investments, particularly in the potato market.

In the third quarter of fiscal 2012, the Company incurred pre-tax charges of approximately $1.3 million related to cost reduction initiatives and other employment separation charges.  Approximately $1.0 million and $300,000 of the costs were expensed as operating expense and cost of goods sold, respectively, during the quarter.

Gross margin for the third quarter of fiscal 2012 was $10.5 million compared to $12.2 million in the corresponding period last year.  Gross margin in the third quarter of fiscal 2012, as a percentage of net sales, decreased to 30.2% compared to the 36.1% reported in the corresponding quarter of fiscal 2011.  This gross margin percentage for the third quarter of fiscal 2012 related to a higher mix of lower margin process system sales and the product mix within automated inspection systems, continued competition, charges related to the third quarter cost reduction initiatives, and specific customer support costs.  The Company anticipates gross margin percentage improvement in the fourth quarter of fiscal 2012 compared to the current-year third-quarter results.

Operating expenses of $10.0 million for the third quarter of fiscal 2012 were 28.8% of net sales compared to $9.0 million for the third quarter of fiscal 2011 and 26.7% of net sales, primarily due to higher research and development expense and the previously mentioned charges related to a workforce reduction.  The Company expects operating expenses in the fourth quarter of fiscal 2012 will be lower as a result of these workforce reductions.

Other expense for the third quarter of fiscal 2012 was $92,000 compared to other expense of $174,000 for the corresponding period in fiscal 2011.  Other expense decreased in the third quarter of fiscal 2012 compared to the corresponding period in fiscal 2011 due primarily to royalties of $51,000 earned during the third quarter fiscal 2012 and lower banking fees incurred in the quarter.

Net earnings for the quarter ending June 30, 2012 were $264,000, or $0.05 per diluted share.  Net earnings for the same period last year were $2.0 million, or $0.38 per diluted share.  The lower net earnings in the third quarter of fiscal 2012 were adversely affected by the charges related to the cost reduction initiatives and other separation charges, reduced gross margins and higher research and development expense.

For the nine months ended June 30, 2012 and 2011

Net sales in the first nine months of fiscal 2012 decreased by $2.1 million, or 2%, to $87.8 million compared to $89.9 million for the same period in fiscal 2011.  The decrease in net sales occurred primarily in North America and Europe partially offset by an increase in net sales in the Latin America and Asia Pacific regions.  International sales for the more recent nine-month period were 44% of net sales compared to 40% for the first nine months of fiscal 2011.  Decreases in total net sales for the first nine months of fiscal 2012 compared to the same period in the prior year occurred in automated inspection systems sales which were $37.1 million, down $5.4 million, or 13%.  The decrease in automated inspection system sales was across most major product lines, partially offset by net increases in the Manta product line and VEO systems.  Process systems sales were $34.0 million, up $3.1 million or 10%.   The increase in process systems sales related primarily to increases in the sales of vibratory systems, rotary sizers and graders and third party equipment graders, partially offset by decreases in vibratory products in Europe.  Automated inspection systems net sales, including upgrade systems, represented 42% of net sales in the first nine months of fiscal 2012 compared to 47% of net sales in the first nine months of fiscal 2011.  Process systems represented 39% of net sales in the first nine months of fiscal 2012 compared to 34% of net sales in the first nine months of fiscal 2011.  Parts and service and sales were up $0.2 million to $16.7 million, accounting for 19% of net sales in the first nine months of both fiscal 2012 and fiscal 2011.

New orders for the first nine months of fiscal 2012 decreased $7.6 million, or 9%, to $75.3 million compared to orders of $82.9 million for the first nine months of fiscal 2011.  Orders for automated inspection systems decreased approximately $10.1 million, or 28%, to $25.7 million compared to $35.8 million in fiscal 2011.  The decrease in automated inspection system orders was across most product lines with the exception of VEO and Manta systems.  Orders for process systems increased $2.7 million, or 9%, to $32.7 million compared to $30.0 million in fiscal 2011.  The increase in orders for process systems was primarily in vibratory, rotary sizers and graders and third party equipment offset by decreases in vibratory products in Europe.  Orders for parts and service were $16.9 million, down $0.3 million, or 2%, from $17.2 million in the prior year.  The decrease in orders from the prior year occurred in most geographic markets, with the exception of Latin America, particularly in the potato and tobacco markets. The Company believes certain of its markets have been in a slow period for new capital investments, particularly in the potato market

Gross margin for the first nine months of fiscal 2012 was $26.9 million compared to $29.7 million in the corresponding period last year.  Gross margin as a percentage of net sales in the first nine months of fiscal 2012 was 30.7% as compared to 33.0% reported for the same period of fiscal 2011.  This gross margin percentage for the first nine months of fiscal 2012 reflected competition, a higher mix of lower margin process system sales and the product line mix within automated inspection systems.

Operating expenses of $27.5 million for the first nine months of fiscal 2012 were 31.3% of sales compared with $25.6 million, or 28.5%, of sales for the first half of fiscal 2011.  Operating expenses for the first nine months of fiscal 2012 were higher than the operating expenses for the first nine months of fiscal 2011 due primarily to higher research and development expense related to new product development and the previously mentioned charges related to cost reduction initiatives and other separation charges.

Other expense for the first nine months of fiscal 2012 was $518,000 compared to other expense of $397,000 for the corresponding period in fiscal 2011.  The increase in other expense is primarily related to $209,000 of accumulated foreign currency translation adjustments reclassified from other comprehensive income to the results of operations in the second quarter of fiscal 2012, partially offset by $51,000 of royalties earned in the third quarter of fiscal 2012 and lower banking fees.

Net loss for the first nine months of fiscal 2012 was $705,000, or $0.13 per diluted share.  The net earnings for the same period in fiscal 2011 were $2.6 million, or $0.48 per diluted share.  The net loss for the first nine months of fiscal 2012 compared to the net earnings for the first nine months of fiscal 2011 was primarily the result of lower net sales and margins, increased spending on research and development, the costs incurred related to cost reduction initiatives and other separation charges, and the reclassification of cumulative foreign currency translation adjustments.

Liquidity and Capital Resources

In the first nine months of fiscal 2012 net cash decreased by $6.4 million to $22.4 million on June 30, 2012 from $28.8 million on September 30, 2011.  Cash used in operating activities was $4.0 million during the nine-month period ended June 30, 2012.  Investing activities consumed $1.8 million of cash.  Financing activities used $510,000 of cash.  The effect of exchange rate changes on cash was a negative $76,000 during the first nine months of fiscal 2012.

Cash used in operating activities during the nine-month period ended June 30, 2012 was $4.0 million compared to $7.0 million of cash provided by operating activities for the nine-month period ended June 30, 2011.  The primary contributors to the usage of cash were the changes in net earnings (loss) and non-cash working capital.  For the first nine months of fiscal 2012, the net loss was $705,000 compared to net earnings of $2.6 million for the first nine months of fiscal 2011.  Non-cash items included in net earnings in the first nine months of fiscal 2012, such as depreciation, amortization and share-based compensation, were approximately $3.8 million as compared to $4.3 million in the first nine months of fiscal 2011.  In the first nine months of fiscal 2012, changes in non-cash working capital used $7.1 million of cash from operating activities.  During the first nine months of fiscal 2011, changes in non-cash working capital provided $176,000 of cash from operating activities.  The major changes in current assets and current liabilities during the first nine months of fiscal 2012 were increases in accounts receivable of $5.0 million due to the timing of shipments during the quarter and related collections and decreased customer deposits of $3.5 million related to the timing of orders received and related collections.  These increases were partially offset by decreases in prepaid expenses and other assets of $380,000, decreases in income taxes receivable of $622,000, increases in accounts payable of $179,000 and increased accrued payroll liabilities and commissions of $525,000, all due to the timing of payments.  The changes in working capital during the first nine months of fiscal 2012 reflect normal variations in the Company’s operations.

Net cash used in investing activities was $1.8 million for the first nine months of fiscal 2012 compared to net cash used in investing activities for the first nine months of fiscal 2011 of $3.9 million.  The net cash used in investing activities for the first nine months of fiscal 2012 and fiscal 2011 related entirely to capital expenditures.  The fiscal 2011 expenditures were higher primarily due to leasehold improvements made to the Company’s Innovation and Solutions Center.

Net cash used in financing activities during the first nine months of fiscal 2012 was $510,000, compared with net cash used in financing activities of $500,000 during the corresponding period in fiscal 2011.  Net cash used in financing activities during the first nine months of fiscal 2012 primarily resulted from $259,000 of repayments of long-term debt associated with the Company’s mortgage on its headquarters facility, $205,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, and $45,000 of stock repurchases partially offset by $76,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first nine months of fiscal 2011 resulted mainly from payments on long-term debt of $249,000 and $379,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, offset by $117,000 of proceeds from the issuance of common stock.

The Company’s domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At June 30, 2012, the interest rate would have been 1.65% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.3 million was outstanding at June 30, 2012.  The term loan provided for a mortgage on the Company’s Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require the maintenance of a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At June 30, 2012, the Company had no borrowings outstanding under the credit facility and $310,000 in standby letters of credit.  At June 30, 2012, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.2 million) and includes an operating line of the lesser of €250,000 ($316,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($1.9 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At June 30, 2012, the interest rate was 6.2%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2011, the Company was in compliance with the tangible net worth covenant.  At June 30, 2012, the Company had no borrowings under this facility and had received bank guarantees of €380,000 ($480,000) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company’s continuing contractual obligations and commercial commitments existing on June 30, 2012 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,283	$358	$768	$835	$3,322
Interest on long-term debt (2)	1,426	219	390	321	496
Operating leases	2,709	857	1,157	275	420
Purchase obligations (3)	828	828	-	-	-
Total contractual cash obligations	$10,246	$2,262	$2,315	$1,431	$4,238

(1)  The Company also has $76,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)  Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)  Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

The Company anticipates that current cash balances and ongoing cash flows from operations will be sufficient to fund the Company’s operating needs in the near term.  At June 30, 2012, the Company had standby letters of credit totaling $790,000, which includes secured bank guarantees under the Company’s domestic and European credit facilities and letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  The Company has no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  The Company has assessed its exposure to market risks for its financial instruments and has determined that its exposures to such risks are generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar, Mexican peso and Singapore dollar.

The terms of sales to European customers are typically denominated in Euros.  The Company expects that its standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as the Company expands its operations in Australia and Latin America, transactions denominated in the local currencies of these countries may increase.  As of June 30, 2012, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $79,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  The Company assesses its currency exchange risk and may enter into forward contracts to minimize such risk.  At June 30, 2012, the Company held a 30-day forward contract for €5.8 million ($7.3 million).

As of June 30, 2012, the Euro lost approximately 7% in value against the U.S. dollar compared to its value at September 30, 2011.  During the nine-month period ended June 30, 2012, changes in the value of the Euro against the U.S. dollar ranged between a 3% gain and a 9% loss as compared to the value at September 30, 2011.  Most other relevant foreign currencies gained in value against the U.S. dollar during the first nine months of fiscal 2012.  The effect of these fluctuations on the operations and financial results of the Company during the first nine months of fiscal 2012 were:

•
Translation adjustments of $(88,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the Peso balance sheet of Productos Key Mexicana, S. de R.L. de C.V., and the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd.

•
Foreign exchange losses of $34,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Mexican, and Singapore operations.

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

Interest Rate Risk.  Under the Company’s domestic credit facility, the Company may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on the Company’s achievement of a specified financial ratio.  The Company may borrow on its European credit facility at the lender’s prime rate plus 175 basis points.  At June 30, 2012, the Company had no borrowings under these arrangements.  During the nine-month period ended June 30, 2012, interest rates applicable to these variable rate credit facilities ranged from 1.74% to 6.20%.  At June 30, 2012, the rate was 1.75% on its domestic credit facility and 6.20% on its European credit facility based on the lowest of the available alternative rates.  The Company’s mortgage bears interest at the BBA LIBOR plus 140 basis points, but the Company simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of June 30, 2012, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because the Company had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 4.                      CONTROLS AND PROCEDURES

The Company’s management, with the participation of its President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer, has evaluated the disclosure controls and procedures relating to the Company at June 30, 2012 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by or on behalf of the Company during the quarter ended June 30, 2012 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2012	-	-	0
May 1-31, 2012	-	-	0
June 1-30, 2012	6,767	$9.63	0
Total	6,767	$9.63	0	500,000	(2)

(1)
 Consists only of shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under the 2003 Restated Employees’ Stock Incentive Plan.  The shares were subsequently cancelled.

(2)
The Company initiated new stock repurchase program effective May 30, 2012.  The Company is authorized to purchase up to 500,000 shares of its common stock under the program, and the new program replaces the prior stock repurchase program which has been terminated.  The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by the Company and will depend on market conditions and other factors.  The Company anticipates the program will be funded from cash on hand and cash generated from operations.  The program does not incorporate a fixed expiration date.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and September 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended June 30, 2012.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date: August 9, 2012	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2012	By /s/ James R. Brausen
James R. Brausen
Corporate Controller and Principal Financial Officer/Principal Accounting Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE NINE MONTHS ENDED JUNE 30, 2012

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2012 and September 30, 2011, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2011, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended June 30, 2012.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.