Form 10-K
period 2012-09-30
KEY TECHNOLOGY INC
filed 2012-12-10
CIK 906193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.
 Commission File No. 0-21820
_________________________________________
KEY TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or jurisdiction of incorporation or organization)	93-0822509 (I.R.S. Employer Identification No.)
150 Avery Street Walla Walla, Washington (Address of Principal Executive Offices)	99362 (Zip Code)
 Registrant’s telephone number, including area code:  (509) 529-2161
__________________________________________
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
Yes  ☐ No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☐
 Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒
The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2012 (based on the last sale price of such shares) was approximately $70,695,206.
 There were 5,304,197 shares of the Registrant's common stock outstanding on December 7, 2012.
 DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement, dated on or about January 3, 2013, prepared in connection with the Annual Meeting of Shareholders to be held on February 7, 2013, are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2012 FORM 10-K

1

INFORMATION CONCERNING FORWARD-LOOKING STATEMENTS

From time to time, Key Technology, Inc. (“we," "us" or "our"), through its management, may make forward-looking public statements with respect to the company regarding, among other things, expected future revenues or earnings, projections, plans, future performance, product development and commercialization, and other estimates relating to our future operations.  Forward-looking statements may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases or in oral statements made with the approval of an authorized executive officer of the company.  The words or phrases “will likely result,” “are expected to,” “intends,” “is anticipated,” “estimates,” “believes,” “projects” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are subject to a number of risks and uncertainties, the occurrence of any of which could cause the price of our common stock to fluctuate significantly, making it difficult for shareholders to resell common stock at a time or price they find attractive.  We caution investors not to place undue reliance on our forward-looking statements, which speak only as to the date on which they are made.  Our actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:

•	changes in general economic conditions and disruption in financial markets may adversely affect the business of our customers and our business and results of operations;

•
ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the U.S. economic recovery may adversely affect our operating results;

•	economic conditions in the food processing industry, either globally or regionally, may adversely affect our revenues;

•	the loss of any of our significant customers could reduce our revenues and profitability;

•	significant investments in unsuccessful research and development efforts could materially adversely affect our business;

•	industry consolidation could increase competition in the food processing equipment industry;

•	we are subject to price competition that may reduce our profitability;

•	the significance of major orders could result in significant fluctuation in quarterly operating results;

•	the failure of our independent sales representatives to perform as expected would harm our net sales;

•	we may make acquisitions that could disrupt our operations and harm our operating results;

•	our international operations subject us to a number of risks that could adversely affect our revenues, operating results and growth;

•	fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our liquidity and results of operations;

•	advances in technology by competitors may adversely affect our sales and profitability;

•	our existing and new products may not compete successfully in either current or new markets, which would adversely affect our sales and operating results;

•	our expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase our cost of operations and reduce gross margins and profitability;

•	our inability to obtain products and components from suppliers would adversely affect our ability to manufacture and market our products;

•
our information systems, computer equipment and information databases are critical to our business operations, and any damage or disruptions could adversely affect our business and results of operations;

•	our potential inability to retain and recruit experienced management and other key personnel, or the loss of key management personnel, may adversely affect our business and prospects for growth;

•	the potential inability to protect our intellectual property, especially as we expand geographically, may adversely affect our competitive advantage;

•
intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against us by third parties may adversely affect our results of operations and our customer relations;

•	our dependence on certain suppliers may leave us temporarily without adequate access to raw materials or products;

•	our operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world;

•	the limited availability and possible cost fluctuations of materials used in our products could adversely affect our gross margins;

•	compliance with recently passed health care legislation and increases in the cost or providing health care plans to our employees may adversely affect our business;

•
our reported results may be affected adversely by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements, which could require us to incur substantial additional expenses; and

•	compliance with changing regulation of corporate governance and public disclosure will result in additional expenses to us and pose challenges for our management.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  We disclaim any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	BUSINESS.

General

We were founded in 1948 as a local producer of vegetable processing equipment.  We have evolved into a worldwide supplier of process automation solutions to the food processing industry and other industries such as tobacco and pharmaceuticals. We were incorporated in 1982 as a result of a management buyout of our predecessor organization.

We and our operating subsidiaries design, manufacture, sell and service process automation systems that process product streams of discrete pieces to improve safety and quality.  These systems integrate electro-optical automated inspection and sorting systems with process systems that include specialized conveying and preparation equipment. We provide parts and service for each of its product lines to customers throughout the world.

Net sales for the year ended September 30, 2012 were $115.2 million compared with $116.3 million for fiscal 2011 and $115.8 million for fiscal 2010.  We reported net earnings for fiscal 2012 of $449,000, or $0.08 per diluted share, compared with net earnings of $1.5 million, or $0.27 per diluted share, for fiscal 2011 and a net earnings of $3.6 million, or $0.69 per diluted share, for fiscal 2010.  Export and international sales for the fiscal years ended September 30, 2012, 2011 and 2010 accounted for 45%, 41% and 50% of net sales in each year, respectively.  Total assets at September 30, 2012 were $86.4 million compared to $94.4 million at September 30, 2011 and $91.3 million at September 30, 2010.

Industry Background

Food Processing Industry

Our primary market is the food processing industry where processors strive to remove foreign material and product defects from the production line to produce high quality product and assure food safety.  Historically, removing foreign material and defects has been a manual operation in food processing plants, but the subjective and inconsistent nature of human inspection results in unpredictable product quality and safety while yield loss and the high cost of labor negatively affect the food processor’s profitability.

Our strategy is to offer automated inspection systems that reduce reliance on manual inspection and address the common food processing industry problems associated with high labor costs, availability of labor, inadequate yields, and inconsistent product quality and food safety.  In highly developed markets, including those in North America and Western Europe, the substitution of automated inspection for manual inspection is well underway.  Food processors in these regions typically appreciate the value of replacing manual inspection with automated systems and look for systems that will help maximize yields, product quality and food safety. In developing countries, interest in automated inspection is rising as food processors in these regions increasingly strive to compete in a global economy by improving product quality and food safety.

Within the food processing industry, the greatest opportunities for automated inspection systems have been in potatoes, vegetables, and fruits where the frequency and severity of foreign material and defects is highly variable, depending on the countless factors that affect crops.  We believe that many additional applications for its automated inspection systems exist in other food processing markets and non-food markets.

The principal potato market served by our systems is potato strips (commonly referred to as french fries in the United States).  Potato strips have historically accounted for a very large portion of the frozen potato products produced in the U.S. and, with the expansion of American-style fast food chains in other countries, this market is growing internationally.  Investment in new potato strip processing facilities has increased slightly in comparison to historical levels, but demand remains strong in North America and Europe for new systems that improve yields and enhance product quality and food safety.  Although we have successfully been diversifying into other food and non-food markets in recent years to reduce dependence on this market, potato strips remain an important market along with other potato products such as wedges, curly fries, formed products, whole potatoes and potato chips.

Other important markets within the food processing industry are fruits and vegetables, including both fresh-cut produce and processed products that may ultimately be canned or frozen for institutional and retail customers.  Because foreign material and product defects plague these field-harvested products, automated sorting enhances the quality and safety of the product while improving yields and reducing labor costs.  Our principal fruit and vegetable markets are fresh, frozen, canned and dehydrated green beans, corn, carrots, peas, onions, berries, cranberries, pears and peaches, as well as ready-to-eat fresh-cut salads and tree nuts.

We believe that selected areas of the food processing industry will continue to present opportunities for growth.  In general, food processing companies remain financially viable, but are increasingly coming under pressure to increase profitability and improve product safety while maintaining or reducing prices for their own products.  By offering equipment that increases yields, enhances product quality and food safety, and results in reduced processing costs, we believe we are well positioned to satisfy the needs of the industry.

Seasonal fluctuations in the potato, fruit, and vegetable processing industries cause us to experience some predictable seasonality of orders and shipments.  Typically, orders and shipments for this industry tend to be lower during our first two fiscal quarters of the year than during the second half of the fiscal year.  Other food markets served by us, such as snack, bakery, dairy, poultry, and seafood products, are less seasonal in nature, as are our non-food markets.

Non-food Industries – Tobacco, Pharmaceuticals and Nutraceuticals

Processors, manufacturers and packagers in several non-food industries are interested in automated inspection systems that reduce costs, increase yields, and improve product quality and safety.  Our primary non-food markets include the tobacco industry, pharmaceuticals and nutraceuticals.

The tobacco industry accounted for less than 5% of our net sales in fiscal 2012.  With systems that remove non-tobacco related material from primary processing lines and threshing lines, we help tobacco processors maximize product quality.  In 2009, we entered into an original equipment manufacturer (OEM) distribution agreement with Hauni Maschinenbau AG, a leading supplier of equipment to the tobacco industry.  The agreement gives Hauni exclusive rights to market our equipment to tobacco processors worldwide and makes Key Technology the sole supplier of optical sorting equipment to Hauni for the tobacco market.

In fiscal 2012, the pharmaceutical and nutraceutical industry, which is served by our pharmaceutical product line, SYMETIX®, also represented less than 5% of our net sales.  SYMETIX’s continuous high-volume optical inspection systems for softgels and tablets remove defects and foreign capsules and tablets from the product stream.  These systems are of interest to brand owners, product manufacturers, and contract packers looking to assure product quality while reducing labor costs.

Key owns a 15% minority interest in Proditec SAS.   Proditec, headquartered in France, is a leading manufacturer of automated, solid dose pharmaceutical inspection systems based on machine vision technology.  Proditec and Key are working together to promote and sell inspection solutions in the pharmaceutical and nutraceutical markets in North America.

Products

The following table sets forth sales by product category for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2012		2011		2010
Automated inspection systems	$46,586	40%	$52,962	46%	$51,955	45%
Process systems	44,939	39%	40,716	35%	41,338	36%
Parts and service	23,649	21%	22,650	19%	22,511	19%
Net sales	$115,174	100%	$116,328	100%	$115,804	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service.

The following table sets forth the percent of total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2012	2011	2010
Automated inspection systems	40%	45%	43%
Process systems	28%	27%	30%
Parts and service	32%	28%	27%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and remove defects and foreign material from the product stream.  Our product families within this group include the following: Manta®, Tegra® and Optyx®, which are used in a variety of applications and industries; Veo™, a sorter for seed corn ears; Tobacco Sorter™ 3 tobacco sorting systems used in tobacco threshing and primary processing; ADR® automatic defect removal systems used in the potato strip industry; and VeriSym® used in the pharmaceutical and nutraceutical industry.

Our automated inspection systems incorporate object-based sorting technology that recognizes color, size, and shape, as well as differences in the structural properties of the objects and differing levels of fluorescing material.  These capabilities provide solutions to previously difficult sorting problems, such as differentiation between green beans and green bean stems.  To ease operation, the sorters are equipped with application-specific software packs, called KeyWare®, which are designed for a single product category.  The systems operate on Key’s advanced G6 electro-optical platform, which features a controller, modular vision engine, and high-resolution cameras and/or laser scanners.  Modular designs and the use of industry-wide connectivity standards ease future upgrades to keep the systems up to date and performing optimally as technology advances.  Network communication software allows the systems to easily interface with plant networks, extending machine monitoring and communication control capabilities beyond the plant floor to the control room.  FMAlert™, an optional feature for G6 optical sorters, improves tracking and control of foreign material by capturing and saving a digital image of every object identified as foreign material.

Nearly all our optical inspection systems use proprietary linear array, charged coupled device (“CCD”) monochromatic, color, or multi-spectral cameras.  Additionally, Manta and Optyx can be equipped with Raptor Laser Technology or FluoRaptor™, a fluorescence-sensing laser, in combination with the cameras.  The cameras and laser-sensors scan the product-streams, which move at 5 to 20 feet per second, at the rate of 1,500 to 8,000 times per second and identify foreign material and defects as small as 0.06 inch in diameter.  Systems with monochromatic cameras generally are sold at lower price levels and are most effective for product that has a marked disparity in shade between the defective and the good product.  Systems with color cameras are required when a variety of defects and product colors occur simultaneously, when the difference in shading between the defective and the good product is more subtle, and when shape sorting is required.  Multi-spectral systems can utilize infrared or ultraviolet technologies, individually or in combination with visible light, to identify defects that are best differentiated from good product outside the visible light spectrum.  Systems with laser technology detect foreign matter based on differences in the structural properties of the objects, regardless of color or shape.

Combining camera and laser technology achieves a complete sort, maximizing the removal of foreign material and defects. Raptor is used for a variety of fresh, frozen, and dried fruits and vegetables, including frozen potato products, tree nuts, raisins and other foods. FluoRaptor inspects product based on differing levels of chlorophyll and is used for a variety of fresh and frozen vegetables and potato products.

Manta.  Manta is our high capacity on-belt sorter and offers a combination of laser and camera-based sorting.  Featuring high-resolution inspection and a 79-inch scan width, the Manta 2000 handles up to 44,000 pounds of vegetables or fruit per hour and the Manta 1600, with a 60-inch scan width, handles up to 33,000 pounds of product per hour.  With the highest number of sensors and image processing modules, Manta maintains the high resolution of the narrow-belt sorters on its higher-capacity frame.  We offer its three-way sorting capability as an option on Manta which allows processors to separate product into three streams with one pass through on the sorter.

Optyx.  Using a combination of on-belt and in-air imaging, Optyx is a versatile family of sorters that can be equipped with cameras or a combination of cameras and lasers.  The lower cost Optyx 3000 series features a 24-inch scan width to sort up to 13,000 pounds of product an hour, offering the power and sorting capabilities of a larger sorter in an economical and compact machine ideal for smaller processors and lower volume processing lines.  The Optyx 6000 series features a 48-inch scan width to sort up to 26,500 pounds of product an hour.  Optyx sorters have gained strong acceptance in segments of the fruit, vegetable, potato, nut and snack food markets as well as the pharmaceutical, nutraceutical, tobacco, and recycled paper and plastic industries.  Optyx WPS for whole potatoes achieves a three-way sort using a combination of air ejectors to remove foreign material and a unique mechanical deflector system to separate potatoes for rework from good potatoes.

OnCore™ An integrated system which combines an Iso-Flo® vibratory density separation shaker with a camera/laser sorter, eliminates manual coring of iceberg and romaine lettuce.  OnCore simultaneously removes foreign material and product defects from the production line, improving product quality and food safety while reducing labor costs.  The onCore system can be configured using an Optyx or Manta sorter, depending on the capacity requirements of the processing line.   The onCore system is currently in use at leading fresh-cut produce processing companies in the U.S., Canada and Europe.

Tegra.  Inspecting product in-air using cameras configured in a tilted-X geometry that look at oblique angles, Tegra views product from all sides.  A unique metal-mesh catenary C-belt® uses gravity and centrifugal force – not friction – to gently accelerate, stabilize, and launch product into the inspection zone.  Ideal for highly three-dimensional products such as slices, dices, and larger round objects that may have small defects on one surface, applications include potato products, green beans, dried beans, corn, carrots, pears, peaches and coffee.  Tegra is available with a 60-inch wide platform to sort up to 33,000 pounds of product an hour and a 30-inch wide platform to sort up to 16,500 pounds of product an hour, depending on the product.  In 2012, the Company introduced an enhanced vision capability for Tegra. The new Tegra 7755E features twice the number of cameras as other 30-inch wide Tegra sorters to achieve better all-around viewing with virtually no areas hidden from the camera view. Designed for food processors looking to improve product quality and food safety, this sorter's full-object view increases detection and removal of foreign material and defects, with the greatest gains in small defect removal.

Veo.  A compact sorter designed specifically for seed corn ears.  Located downstream of the husker, Veo inspects up to 2,400 ears of corn per minute and automatically removes ears with remaining husk since this husk can inhibit the downstream drying process, which compromises seed viability.  Featuring a compact camera design and LED lighting, Key designed Veo for easy installation into existing seed corn production lines with minimal construction.  Veo reduces manual sorting to address the challenges of low labor availability and high labor costs.

Tobacco Sorters.  The tobacco industry has special requirements for the handling and sorting of its products, which vary in size and moisture content and other properties depending upon the type of tobacco product being produced and the point of inspection.  Key’s Tobacco Sorter 3 (TS3) utilizes a specially constructed frame, enclosure, and material handling arrangement to meet the specific requirements of this industry.  TS3 recognizes millions of colors, detecting and removing foreign material, as well as subtle product defects from strip tobacco and tobacco stem as well as other leafy product (such as tea).  TS3 has been installed in North America, Latin America, Europe, and Asia.  In addition, we co-developed the AEROSORT optical detection system for tobacco with Hauni, our strategic partner in the tobacco market, who is the distributor of the AEROSORT system.  We manufacture and sell to Hauni unique, high resolution camera sorting technology and parts for the AEROSORT.

ADR.  Featuring a belt conveyor, LED light source, Vis/IR cameras, air-actuated knives on a rotary cutter and Iso-Flo vibratory conveyor, ADR 5 aligns, singulates, inspects, and trims defects from peeled and peel-on potato strips and removes the defects from the product stream.  The Company believes its ADR system is the principal defect removal system used in the potato strip processing industry.  ADR 5 combines the wide footprint of ADR III with the high speed accuracy of ADR 4 to handle as much as 17,000 to 27,000 pounds of product per hour, depending on the cut size.  The system can also cut excessively long strips to control product length, a function especially valuable for fast-food products.

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

Upgrades. We have a large installed base of automated inspection systems, which it supports with upgrades to extend the life of the equipment and enable customers to continue operating at peak performance as technology advances.  Upgrades often provide customers with a less capital intensive alternative to acquiring new automated inspection systems.  Our systems operate on the advanced G6 electro-optical modular platform, which features a controller, vision engine, and high resolution cameras.  The G6 platform uses high performance, industry-wide connectivity standards such as Camera Link™, FireWire®, and Ethernet that ensure forward compatibility, which provides a solid foundation for future upgrades.

Process Systems

Conveying and processing equipment are utilized worldwide throughout many industries to move and process product within a production plant.  Our Smart Shaker® vibratory solutions, which include Iso-Flo, Impulse®, and Horizon™ branded systems, combine gentle material handling with a wide variety of processing functions in addition to vibratory conveying.  Rotary sizing and grading systems, Turbo-Flo® steam blanchers and SYMETIX equipment for pharmaceuticals and nutraceuticals, complete our conveying and processing equipment product line.  The process systems group includes standard and custom designed equipment that conveys, dewaters, transfers, distributes, aligns, feeds, meters, separates, grades, blanches, cooks, pasteurizes, cools, cleans, washes, and polishes products.

Iso-Flo Vibratory Conveying Systems.  Our principal specialized conveying system is its Iso-Flo family of vibratory conveyors.  Iso-Flo is a stainless steel pan conveyor that uses an independent, frame-mounted mechanical drive and spring arm assemblies that distribute energy equally to all parts of the conveyor bed in a controlled natural-frequency operation.  This action gently moves product forward while minimizing the vibration being transferred to the structural support, which reduces the cost of installation and enables the conveyor to be installed exactly where it is most beneficial.  Iso-Flo systems are used in a variety of processing applications, including potato products, processed and fresh-cut vegetables and fruits, snack foods, cereals, cheese, poultry, and seafood.  Non-food processing applications include pharmaceuticals, nutraceuticals, tobacco, pet food, and plastics.  Iso-Flo can be designed to convey, transfer, distribute, align, feed, meter, separate, grade, de-oil and de-water products.

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

Horizon.  Introduced in 2011, Horizon is a horizontal motion conveyor that features a unique maintenance-free mechanical drive.  Offering gentle, quiet, and sanitary horizontal motion conveying, Horizon is designed for many fragile, seasoned, coated and frozen food products.  Its drive is powerful and efficient, capable of moving product at speeds up to 42 feet per minute on a single continuous conveyor up to 100 feet long.

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

Preparation Systems.  We design and manufacture preparation systems to prepare a wide range of food products prior to cooking, freezing, canning, or other types of processing.  Equipment in this group includes air cleaners, air coolers, vegetable metering and blending systems, and bulk handling equipment.  This equipment represents our most mature product line.  Sales of these solutions over the years have formed a customer base for sales of other of our solutions and are also establishing a new customer base in developing markets.  Preparation system revenues include a variety of third-party supplied equipment and installation services, which are sold as components of larger, integrated processing lines, for which we have assumed turn-key sales responsibility.  In addition, the process systems group includes other custom designed conveying and raw food sizing, grading, and preparation equipment.  In 2010, the Company signed an agreement with ABCO Industries to sell their thermal processing equipment through our distribution channels.

SYMETIX Systems.  Process automation equipment for solid dose pharmaceuticals and nutraceuticals from our pharmaceutical product line, SYMETIX, are continuous processing systems designed to replace batch processing systems historically used in this industry.  The optical inspections systems – VeriSym, and VeriSym SL – inspect the color, size, and shape of tablets and softgels and automatically remove defects and foreign tablets or capsules from the product stream at rates of up to 1,000,000 tablets or capsules per hour.  These inspection systems help product manufacturers and contract packers assure the quality of their finished product.  We offer FDA 21 CFR 11 compliant inspection systems for pharmaceuticals and simplified systems for nutraceuticals.  Impulse/P is a high volume size grader for softgels and tablets designed as an alternative to traditional diverging roller sizers, which require many moving parts and often take hours to change over and sanitize.  Impulse/P features screens that snap in place over a sanitary bed, which improves sanitation, eases maintenance, and speeds changeover.  PulseScrubber® is the industry’s first continuous polishing system for softgels.  Replacing traditional batch polishing systems currently in use, PulseScrubber extends SYMETIX’s concept of a Continuous Softgel Finishing Line™ to maximize product quality and reduce labor.

Line Solutions

Integrated Solutions. Our Integrated Solutions Group (ISG) provides integrated whole-line solutions.  From pre-engineering and project definition to plant start-up, ISG offers complete turn-key solutions that can include the integration of third-party products along with Key’s sorting, conveying, and processing systems to meet the specific needs of each application.  Key leverages its industry expertise and strong engineering and project management capabilities to deliver complete integration services, all from a single source.

The Integrated Solutions Group focuses on Key’s core markets – potato strips and chips; vegetables such as green beans, peas and corn; and pharmaceutical and nutraceutical manufacturing.  For customers in these primary and emerging markets around the world, the Integrated Solutions Group can take responsibility for the line or a portion of the line from raw receiving through packaging.

Parts and Service

We have a large installed base of inspection and processing systems, which generates potential business for our parts, service, and training programs.  Our suite of support services, parts, protection plans, and training solutions, branded under the name PROliance™ provides spare parts and post-sale field and telephone-based repair services to support our customers’ routine maintenance requirements, seasonal equipment startup and winterization processes.  We consider our parts and maintenance service sales to be important potential sources of future revenue growth.  Our field service organization is structured so that field service personnel are geographically located around the world in locations closest to customers.  We typically provide incidental system installation support services in the sale price of select systems, principally automated inspection systems.

RemoteMD™. A real-time condition and monitoring and diagnostics analysis tool for G6 optical sorters – Manta, Optyx, and Tegra – as well as G6 ADR systems, RemoteMD proactively monitors the condition of the customer’s system, assesses the status, and alerts the customer if problems are detected. By automating detection and diagnosis, RemoteMD provides detailed information to Key’s service technicians, which increases the first-time fix-rate, reduces in-plant service calls, speeds resolution time and enhances customer productivity. Key offers three distinct levels of RemoteMD services as part of its three comprehensive protection plans – SelectPRO, PlusPRO, and PremierPRO.  Each of the three protection plans is sold via annual subscription.

FoodSafetyPRO™. In 2012, we introduced FoodSafetyPRO for food processors looking to improve their recordkeeping in accordance with the FDA Food Safety Modernization Act (FSMA), Safe Quality Food (SQF) certification, and/or Global Food Safety Initiative (GFSI) certification. Available for new and installed G6 optical sorters - Manta, Optyx, and Tegra - as well as G6 ADR systems, FoodSafetyPRO is a multidimensional program that combines a comprehensive system audit, RemoteMD™ real-time equipment monitoring, online equipment training, and online HACCP (Hazard Analysis Critical Control Points) training.

Online Training. This program provides customers with an interactive multimedia curriculum covering selected optical inspection systems and vibratory conveyors.  The flexible, web-based program offers a wide variety of self-paced training modules designed for operators, maintenance personnel, sanitation crews, supervisors, and others working with this equipment.  Key’s Online Training Program includes modules that cover ADR hardware, Optyx hardware, Tegra hardware, G6 software, Iso-Flo vibratory conveyors, and a variety of industry compliance topics.

Research and Development

At September 30, 2012, our research and development department had 46 employees who conduct new product research and development and sustaining engineering for released products.  Our technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

In fiscal 2012, our research and development expenses were approximately $8.3 million, compared to $6.9 million in fiscal 2011 and $6.7 million in fiscal 2010.

Manufacturing

We maintain manufacturing facilities in Walla Walla, Washington; Redmond, Oregon; and Beusichem, The Netherlands. Our current manufacturing facilities and our product design and manufacturing processes integrate Computer Aided Engineering (CAE), Finite Element Analysis (FEA), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies.  Manufacturing activities include process engineering; fabrication, welding, finishing, and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration.  The following table provides a summary of our manufacturing locations and manufacturing floor space:

Location	Manufacturing Facility	Products/Services Produced
Walla Walla, Washington	132,000 square feet	Automated Inspection Systems Process Systems Parts and Service
Redmond, Oregon	17,000 square feet	Process Systems Parts and Service
Beusichem, The Netherlands	37,000 square feet	Process Systems Automated Inspection Systems Parts and Service

We manufacture certain products to Underwriters Laboratories and United States Department of Agriculture standards.  Certain of the Company’s products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards.  Certain products for the pharmaceutical/nutraceutical industry are FDA 21 CFR 11-compliant and designed using GAMP4 guidelines.  Our domestic facilities were recertified to the ISO 9001:2008 standard in 2011.

Certain components and subassemblies included in our products are obtained from limited-source or sole-source suppliers.  The Company attempts to ensure that adequate supplies are available to maintain manufacturing schedules.  We may also use contract or third-party manufacturers to fulfill customer needs for ancillary products or equipment that we do not manufacture. We do not have long-term contracts with any of our suppliers.

Sales and Marketing

We market our equipment worldwide both directly and through independent sales representatives.  Sales by independent sales representatives generally account for between 20% and 30% of our consolidated net sales.  In the United States, we operate sales offices in Walla Walla, Washington and Redmond, Oregon.  Our international sales offices are: Key Technology B.V., which provides sales and service to European, Middle Eastern and African customers; Key Technology Australia Pty Ltd., which provides sales and service to customers primarily in Australia and New Zealand; and Productos Key Mexicana S. de R.L. de C.V., which provides sales and service to customers in Mexico, Central and South America. We supply equipment from both product groups - automated inspection systems and process systems - to customers in our primary markets through common sales and distribution channels.  In addition, we supply parts and service through our worldwide service organization.

Sales of most exports of products manufactured in the United States for shipment into international markets, other than Europe, have been denominated in U.S. dollars.  Sales of products manufactured in Europe are typically denominated in Euros.  As we expand our operations in Australia, Latin America and China, transactions denominated in the local currencies of these countries may increase.  In connection with our export and international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of our products in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding domestic and international sales is set forth in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2012.

During fiscal 2012, 2011 and 2010, sales to our largest customer, McCain Foods Limited, represented approximately 10%, 11%, and 9% of total net sales, respectively.    While we believe that our relationship with this customer is satisfactory, the loss of this customer could have a material adverse effect on our revenues and results of operations.  This customer represents a group of plants under common control.  Generally, purchasing decisions for this customer is made at the individual plant level which may diversify the concentration of risk.

Backlog

Our backlog as of September 30, 2012 and September 30, 2011 was approximately $30.8 million and $36.2 million, respectively.  We schedule production based on firm customer commitments and forecasted requirements.  We include in backlog only those customer orders for which we have accepted purchase orders, or the equivalent.

Competition

The markets for automated inspection systems and process systems are highly competitive.  We experience severe price competition across almost all our product lines.  Other important competitive factors include performance, reliability, and customer support and service.  We believe that we currently compete effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices.  Certain of our competitors may have substantially greater financial, technical, marketing and other resources.  Other companies which sell products in certain of our markets include Heat & Control, Inc. and its subsidiaries; Tomra Systems ASA and its subsidiaries BEST N.V., and Odenberg Inc.; Sortex Ltd.; Kiremko B.V.; Meyer Industries, Inc.; KMG Systems Ltd.; VDL Industrial Products B.V.; TNA Australia Pty. Ltd.; and BMA AG.  We have encountered additional smaller competitors entering our markets, including the introduction of potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies.  As we enter new markets, we expect to encounter additional new competitors.

Patents and Trademarks

We currently hold thirty-six United States patents on various features of our products issued from 1994 through fiscal 2012, and seven other national patents issued by other countries.  The first of these patents will expire in fiscal 2013.  Although we consider our patents to be important to our business, we believe these expirations will not have a significant effect on us. Of the numbers indicated above, one patent was issued in fiscal 2012.  Between October 1, 2012 and December 7, 2012, two patents were issued. As of December 7, 2012, nine United States patent applications and fourteen other national patent applications were pending.  We have fifty-six registered trademarks and one pending application for trademarks.

We also attempt to protect our trade secrets and other proprietary information through proprietary information agreements and security measures with employees, consultants and others.  The laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Employees

At September 30, 2012, we had 512 full-time employees, including 296 in manufacturing and project engineering, 46 in research and development, 126 in marketing, sales and service, and 44 in general administration and finance.  A total of 112 employees are located outside the United States.  We utilize temporary contract employees, which improves our ability to adjust manpower in response to changing demand for our products.  Of the total number of employees at September 30, 2012, eight were contract employees.  None of our employees in the United States are represented by a labor union.  The employees located at our facility in Beusichem, The Netherlands are represented by the Small Metal Union.  We have never experienced a work stoppage, slowdown or strike.

Available Information

Our annual and quarterly reports and other filings with the United States Securities and Exchange Commission (“SEC”) are made available free of charge through the Investor Relations section of our website at www.key.net as soon as reasonably practicable after we file such material with the SEC.  The information on or that can be accessed through our website is not a part of this Annual Report on Form 10-K.

ITEM 1A.	RISK FACTORS.

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be considered carefully in evaluating our business because such factors may have a significant effect on our operating results and financial condition.  As a result of the risk factors set forth below and the information presented elsewhere in this Annual Report on Form 10-K, actual results could differ materially from those included in any forward-looking statements.

Adverse changes in general economic conditions and disruption in financial markets may adversely affect the business of our customers and our business and results of operations.

Our business may be affected by uncertainties and general economic conditions beyond our control that may cause customers to defer or cancel new orders and sales commitments previously made. Uncertainty about the direction and relative strength of the economy in the United States and other important markets may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. Economic difficulties in the United States and certain international markets could cause a decrease in the overall demand for our products.

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

•	negatively affect our customers' ability to obtain financing, which could result in a reduction in sales, operating income and cash flows;

•	negatively affect our return on cash and cash equivalents;

•	make it more difficult or costly for us to obtain financing for our operations or investments;

•	negatively affect the results of our risk management activities if we are required to record losses related to financial instruments or experience counterparty failure;

•	require asset write-downs; or

•	impair the financial viability of our insurers.

The ongoing uncertainty and volatility in the financial markets related to the U.S. budget deficit, the European sovereign debt crisis and the state of the U.S. economic recovery may adversely affect our operating results.

Global financial markets continue to experience disruptions, including increased volatility, and diminished liquidity and credit availability. In particular, developments in Europe have created uncertainty with respect to the ability of certain European countries to continue to service their sovereign debt obligations. This debt crisis and related European financial restructuring efforts may cause the value of the Euro to deteriorate, reducing the purchasing power of our European customers and reducing the translation of Euro -based revenues into U.S. dollars. In the event one or more countries were to replace the Euro with their legacy currency, the Company's sales into such countries, or Europe generally, would likely be adversely affected until stable exchange rates were established. In addition, the European crisis is contributing to instability in global credit markets. If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their capital expenditures, which may adversely affect our cash flows and results of operations. In addition, these conditions may affect the ability of our suppliers to provide goods and materials to us on a consistent and timely basis which may adversely affect our operations.

Adverse economic conditions in the food processing industry, either globally or regionally, may adversely affect our revenues.

The markets we serve, particularly in the food processing industry, are generally experiencing variable economic conditions. Additionally, varying consumer demand due to economic conditions or dietary trends, product supply, and excess plant capacity, most notably in the potato market, could result in reduced or deferred capital equipment purchases for our product lines. While we have reacted to these developments with applications directed toward the growing fresh vegetable and fruit industries as well as the pharmaceutical and nutraceutical industries, loss of business, particularly in the potato industry, would have a negative effect on our sales and net earnings.

The loss of any of our significant customers could reduce our revenues and profitability.

We have significant, strategic customers and we anticipate that our operating results may continue to depend on these customers for the foreseeable future. The loss of any one of those customers, or a significant decrease in the volume of products they purchase from us, could adversely affect our revenues and materially adversely affect our profitability. Any difficulty in collecting outstanding amounts due from one of those customers may also harm our operating results. In addition, sales to any particular large customer may fluctuate significantly from quarter to quarter causing fluctuations in our quarterly operating results.

Significant investments in unsuccessful research and development efforts could materially adversely affect our business.

The product solutions we offer are very complex, and we need to successfully develop new products in a global competitive environment. If we fail to accurately predict and meet future customer needs and preferences, fail to incorporate critical industry-leading technologies and solutions in our products, or fail to allocate our research and development funding to products with higher customer acceptance and growth prospects, we may find we have invested heavily in the development of products that do not lead to significant revenue. Failure to successfully develop new products may also cause existing or potential customers to choose competitors' products. Any of such events may reduce future revenues and adversely affect our competitive position. Even if we successfully innovate and develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may be reduced.

Industry consolidation could increase competition in the food processing equipment industry.

The food processing equipment industry has experienced recent consolidation. Consolidation by our competitors may enhance their production capacity, technological abilities, broaden their product lines and resources, and lower their cost structure and prices, causing us to be at a competitive disadvantage. Increased competition and our ability to respond effectively to any of these changing market conditions could result in significant price erosion, reduced revenue, lower margins, and loss of market share, any of which could adversely affect our net earnings.

We are subject to price competition that may reduce our profitability.

We face price sensitivity from customers as well as aggressive pricing by our competitors, particularly in periods of excess capacity. Recent consolidation among our primary competitors may also allow these competitors to compete more effectively on price. These conditions may require us to lower prices in order to be price-competitive. In addition, because of their purchasing volume, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. If we are not able to offset resulting price reductions by improving operating efficiencies and reducing expenses, such price reductions may have an adverse effect on our profit margins and net earnings.

The significance of major orders could result in significant fluctuation in quarterly operating results.

The timing of our significant orders depends on a number of factors over which we may have little or no control, including the size and complexity of a potential transaction, the level of competition that we encounter in our selling activities and our current and potential customers' internal budgeting and approval process. As a result, we may expend significant effort over a long period of time in an attempt to obtain an order, but ultimately not obtain the order, or the order ultimately received may be smaller than anticipated. Our orders from different customers vary from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower orders in subsequent quarters. Due to resulting fluctuations, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance.

The failure of our independent sales representatives to perform as expected would harm our net sales.

Sales by independent sales representatives generally account for between 20% and 30% of our consolidated net sales. If our independent sales representatives fail to market, promote and sell our products adequately, our business will be adversely affected. Our independent sales representatives could reduce or discontinue sales of our products, sell competitors product lines, or they may not devote adequate resources to selling our products in the volumes and within the time frames that we expect, either of which events could adversely affect our revenues and net earnings.

We may make acquisitions that could disrupt our operations and harm our operating results.

We may in the future make acquisitions of businesses that offer products, services, or technologies that we believe would complement our business. Acquisitions present significant challenges and risks and there can be no assurances that we will manage acquisitions successfully. Acquisitions involve numerous risks, including:

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

•
assumption of liabilities, known and unknown, related to the acquired business in general, and litigation and other legal process involving the acquired business in particular, including intellectual property litigation risk;

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

Our international operations subject us to a number of risks that could adversely affect our revenues, operating results and growth.

We conduct business outside the United States, which subjects us to the risks inherent in international operations. In fiscal 2012, our international sales represented approximately 45% of our consolidated net sales, compared to approximately 41% of our consolidated net sales in fiscal 2011. Risks inherent in international operations include the following:

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

The occurrence of any of the above risks could adversely affect our revenues, operating results and growth.

Fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our liquidity and results of operations.

We are exposed to foreign currency exchange rate fluctuations because a portion of our revenues, expenses, assets and liabilities are denominated in foreign currencies. Changes in foreign currency exchange rates affect our results of operations and financial position. We attempt to manage certain effects of foreign currency fluctuations by entering into short-term forward exchange contracts in situations where it is both possible and practical. In these instances, these contracts are designed to minimize specific foreign currency gains or losses, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure. However, these contracts do not cover our full exposure and, additionally, there is no guarantee that these forward contracts will protect against the foreign exchange fluctuations in the underlying exposure. Accordingly, we could experience foreign currency gains or losses that could have a material impact on our operating results.

Advances in technology by competitors may adversely affect our sales and profitability.

The rapidly changing needs of the markets for our products demand constant innovation. Competitors may be able to adapt or develop technologies to create or enhance product offerings that directly compete with our products. Advances in technology may also remove some barriers to market entry, enabling additional competitors to enter our markets. These innovations could cause our products to become less competitive or obsolete, and decrease our sales and profits, having a material adverse effect on our business and financial condition. There can be no assurance that we will be able to continue to develop new products to compete effectively in the future.

Our existing and new products may not compete successfully in either current or new markets, which would adversely affect our sales and operating results.

Our future success and growth is dependent upon our ability to develop, manufacture, market, and sell products and services in certain food processing markets as well as to introduce new products into other existing and potential markets. There can be no assurance we can successfully and profitably penetrate these potential markets or expand into new international markets with our current or future products. There are inherent risks in developing new technologies, entering new markets, and in our existing markets including:

•	length of time and cost for development of these technologies and markets;

•	development of the technological capability to address the requirements and performance specifications of new and existing markets;

•	our ability to manufacture our products in various geographies, which may affect our success in certain emerging markets;

•	our ability to design products for ease of manufacturability and service;

•	product reliability issues related to both new technology and adapting existing products to operate in new or rugged operating environments at customer sites; and

•	failure to meet performance specifications, which could damage the profitability and the reputation of the Company and its products.

Our expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase our cost of operations and reduce gross margins and profitability.

Our growth strategy includes expansion into new product and geographic markets, complex projects and applications, and integrated product offerings to provide turnkey solutions to customers. As a result, we may encounter new types of competition and be required to develop new sales channels. Development of such markets and turnkey solutions is likely to require sustained investment, increase our cost of sales, reduce our gross margins to the extent products purchased from others are integrated into our product offerings, and result in overall reduced profitability. We are also likely to encounter technical challenges and increased costs related to the integration of products from multiple vendors, adaptation and installation of products in larger and more complex plants, ensuring product performance in more difficult operating environments, and meeting unfamiliar customer requirements and performance specifications. Despite rigorous testing and quality processes, newly-developed or enhanced products or solutions may encounter challenges during or after their initial introduction or installation. We may also encounter increased warranty costs, performance issues and liability risks from products we sell but do not manufacture.

Our inability to obtain products and components from suppliers would adversely affect our ability to manufacture and market our products.

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

Our information systems, computer equipment and information databases are critical to our business operations and any damage or disruptions could adversely affect our business and results of operations.

Our operations are dependent on our ability to protect our information systems, computer equipment and information databases from systems failures. Such failures could be caused by internal or external events, such as incursions by intruders or hackers, computer viruses, failures in hardware or software, power fluctuations or cyber terrorists. The failure of these systems to perform as anticipated for any reason or any significant breach of security could disrupt our business and result in numerous adverse consequences, including reduced effectiveness and efficiency of operations, increased overhead costs and loss of important information, which could have a material adverse effect on our business and results of operations.

Our potential inability to retain and recruit experienced management and other key personnel, or the loss of key management personnel, may adversely affect our business and prospects for growth.

Our success depends in part on the skills and experience of our employees. The loss of services of such employees could adversely affect our business until suitable replacements can be found. In addition, our headquarters are located in Walla Walla, Washington, a small, relatively remote geographic location. As such, there may be a limited number of individuals locally with the requisite skill and experience, and we have from time-to-time experienced difficulty recruiting individuals from larger metropolitan areas.

Consequently, we may not be able to retain and recruit a sufficient number of qualified individuals on acceptable terms to maintain our business or achieve planned growth. Our success also depends, to a significant degree, upon the continued individual and collective contributions of our management team. A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers. These individuals are integral to our success based on their expertise and knowledge of our business and products. The loss of the services of members of the management team and other key employees for any reason could have a material adverse effect on our business.

The potential inability to protect our intellectual property, especially as we expand geographically, may adversely affect our competitive advantage.

Our competitive position may be affected by our ability to protect our proprietary technology. We have obtained certain patents and have filed a number of patent applications. We also anticipate filing applications for protection of our future products and technology. There can be no assurance that any such patents will provide meaningful protection for our product innovations, or that the issuance of a patent will give us any material advantage over our competition in connection with any of our products. We may experience additional intellectual property risks in international markets where we may lack patent protection or experience challenges to our intellectual property. The patent laws of other countries, such as China, may differ from those of the U.S. as to the patentability of our products and processes. Moreover, the degree of protection afforded by foreign patents may be different from that of U.S. patents.

Intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against us by third parties may adversely affect our results of operations and our customer relations.

The technologies used by us may infringe the patents or proprietary technology of others, and we have been required in the past to initiate litigation to protect our patents. There is also a trend toward aggressive, strategic enforcement of intellectual property rights. As a result, there is a risk that we would be subject to infringement claims which, regardless of validity, could:

•	be expensive, time consuming and divert management attention away from normal business operations;

•	require us to pay monetary damages or enter into non-standard royalty and licensing agreements;

•	require us to modify our product sales and development plans; or

•	require us to satisfy indemnification obligations to our customers.

Regardless of whether these claims have any merit, they can be burdensome to defend or settle and can harm our business and reputation.

Our dependence on certain suppliers may leave us temporarily without adequate access to raw materials or products.

We rely on third-party domestic and foreign suppliers for certain raw materials and component products, particularly in our automated inspection equipment product line. Several of these suppliers are the single source of the raw material or component provided to us. We do not have long-term contracts with any supplier. We may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. The loss of a key vendor may force us to purchase our necessary raw materials and components in the open market, which may not be possible or may be at higher prices, until we could secure another source. There is no assurance that the terms of any subsequent supply arrangements we may enter into would be as favorable as the supply arrangements we currently have in place. If we are unable to replace a key supplier, we may face delays in delivering finished products, which could have an adverse effect on our sales, financial performance and reputation.

Our operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world.

A large portion of our customer base processes agricultural products and its demand for our products and solutions fluctuates seasonally. Consequently, we generally experience lower sales and net income in our first two fiscal quarters. As a result of these seasonal and quarterly fluctuations, comparisons of our sales and operating results between different quarters within a single fiscal year may not necessarily provide meaningful comparisons.

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

The limited availability and possible cost fluctuations of materials used in our products could adversely affect our gross margins.

Certain basic materials, such as stainless steel, are used extensively in our product fabrication processes. Such basic materials have, in the past, been subject to worldwide shortages or price fluctuations related to the supply of or demand for raw materials, such as nickel, which are used in their production by our suppliers. A significant increase in the price or decrease in the availability of one or more of these components, subassemblies or basic materials could adversely affect our results of operations.

Compliance with recently passed health care legislation and increases in the cost of providing health care plans to our employees may adversely affect our business.

In March 2010, Congress passed the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act (collectively, the "Acts"). Among other things, the Acts contain provisions that will affect employer-sponsored health care plans, impose excise taxes on certain plans, and reduce the tax benefits available to employers that receive the Medicare Part D subsidy. Nationally, the cost of providing health care plans to a company's employees has increased at annual rates in excess of inflation. There continues to be uncertainty whether the Acts will increase the cost of employee health plan coverage. Continued significant annual increases in the cost of providing employee health coverage may adversely affect our business and results of operations.

Our reported results may be affected adversely by the implementation of new, or changes in the interpretation of existing, accounting principles or financial reporting requirements, which could require us to incur substantial additional expenses.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses to us and pose challenges for our management.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated under that act, the Sarbanes-Oxley

Act and SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and our financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own or lease the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	173,000	Owned	n/a	n/a
Walla Walla, Washington	Customer Visitor Center, equipment demonstration facility	31,500	Leased	2015	Two five-year renewal periods
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2012	2013
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2015	One-year
Beusichem, The Netherlands	Warehouse	11,000	Leased	2013	None

We also have leased office space for sales and service and other activities in Walla Walla, Washington; Dingley, Australia; Querétaro, Mexico; and Rotselaar, Belgium.

We consider all of its properties suitable for the purposes for which they are used.

ITEM 3.	LEGAL PROCEEDINGS.

From time-to-time, the Company is named as a defendant in legal proceedings arising out of the normal course of its business.  As of December 7, 2012, the Company was not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of the Company’s common stock are quoted on The NASDAQ Global Market under the symbol “KTEC”.  The following table shows the high and low sales prices per share of the Company’s common stock, as reported on NASDAQ, by quarter for the two most recent fiscal years ending September 30, 2012:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2012
First Quarter	$13.05	$12.46
Second Quarter	$13.50	$13.12
Third Quarter	$10.00	$9.57
Fourth Quarter	$9.69	$9.58

Fiscal year ended September 30, 2011
First Quarter	$17.65	$12.11
Second Quarter	$22.28	$15.73
Third Quarter	$21.22	$14.90
Fourth Quarter	$17.43	$11.24

The Company had approximately 1,620 beneficial owners of its common stock, of which 125 are of record, as of December 7, 2012.

The Company has not historically paid dividends on its common stock.  The Board of Directors presently intends to continue its policy of retaining earnings for reinvestment in the operations of the Company.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by or on behalf of the Company during the quarter ended September 30, 2012 of equity securities registered by the Company under Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2012	25,300(2)	$9.86	25,300(2)
August 1-31, 2012	35,344	9.82	35,344
September 1-30, 2012	6,865	$9.73	6,865
Total	67,509	$9.83	67,509	432,491(1)

(1)
The Company initiated a new stock repurchase program effective May 30, 2012.  The Company was authorized to purchase up to 500,000 shares of its common stock under the program.   The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by the Company and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date.

(2)
Includes 25,000 shares of Common Stock purchased from David M. Camp, former Director, President and Chief Executive Officer, under the terms of a separation agreement. The shares were purchased at an average price of $9.88 per share based on the daily closing price of the Company's Common Stock on The NASDAQ Global Market less $0.03 per share. The total purchase price paid was approximately $247,000.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC. THE RUSSELL MICROCAP INDEX, AND PEER GROUP

September 2012
Comparison of Five Year Cumulative Total Return
Assumes Initial Investment of $100

	2007	2008	2009	2010	2011	2012

Key Technology, Inc.	100.00	78.74	37.38	42.92	37.53	32.15

Russell Microcap Index	100.00	77.47	71.32	76.63	72.93	99.37

Peer Group	100.00	118.89	95.19	99.04	98.90	100.66

PEER GROUP: Cognex Corporation, Perceptron, Inc., Flir Systems, Inc., John Bean Technologies Corporation, Tomra Systems, Inc., Isra Vision AG.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2012 has been derived from the audited consolidated financial statements of the Company.  The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Company’s Consolidated Financial Statements and Notes thereto as provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

		Fiscal Year Ended September 30,
		2012	2011	2010	2009	2008
		(in thousands, except per share data)
	Statement of Operations Data:
	Net sales	$115,174	$116,328	$115,804	$105,450	$134,086
	Cost of sales	79,339	78,531	75,651	66,427	80,893
	Gross profit	35,835	37,797	40,153	39,023	53,193
	Operating expenses	34,867	35,310	34,896	39,609	42,952
	Gain (loss) on disposition of assets	(15)	4	77	(352)	81
	Income (loss) from operations	953	2,491	5,334	(938)	10,322
	Other income (expense)	(359)	(542)	(172)	(431)	666
	Earnings (loss) from continuing operations before income taxes	594	1,949	5,162	(1,369)	10,988
	Income tax (benefit) expense	145	495	1,524	(878)	3,515
	Net earnings (loss)	$449	$1,454	$3,638	$(491)	$7,473
Earnings (loss) per share(1)	– basic	$0.08	$0.27	$0.69	$(0.10)	$1.34
	– diluted	$0.08	$0.27	$0.69	$(0.10)	$1.32
	Cash dividends per share	$—	$—	$—	$—	$—
Shares used in per share calculation	– basic	5,390	5,311	5,277	5,116	5,596
	– diluted	5,399	5,329	5,293	5,116	5,646
	Balance Sheet Data:
	Cash and cash equivalents and short-term investments	$23,755	$28,754	$29,096	$18,142	$36,322
	Working capital	44,136	42,484	41,475	37,033	47,531
	Property, plant and equipment, net.	18,370	19,433	16,821	16,175	8,705
	Total assets	86,354	94,405	91,267	80,715	89,625
	Current portion of long-term debt	364	345	333	319	—
	Long-term debt, less current portion	4,833	5,197	5,542	5,876	—
	Shareholders' equity	$59,430	$58,774	$56,338	$51,457	$60,368

(1)
Prior period earnings per share data have been adjusted retrospectively to conform with new accounting pronouncements which became effective for the Company on October 1, 2009.  The effect of this retroactive adjustment was not material.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We and our wholly-owned subsidiaries design, manufacture and sell process automation systems integrating electro-optical inspection, sorting and process systems.

We own five subsidiaries:  Key Technology Holdings USA LLC; Key Technology Australia Pty Ltd.; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co., Ltd.; and Key Technology Asia-Pacific Pte. Ltd.  Key Technology Holdings USA LLC owns Suplusco Holding B.V., its European subsidiary, which owns Key Technology B.V.  We manufacture products in Walla Walla, Washington; Redmond, Oregon; and Beusichem, The Netherlands.

Overview

Sales decreased slightly to $115.2 million for the year ended September 30, 2012 compared with $116.3 million for fiscal 2011, while orders decreased 6.7% in fiscal 2012 from fiscal 2011.  We reported net earnings for fiscal 2012 of $449,000, or $.08 per diluted share, compared with net earnings of $1.5 million, or $0.27 per diluted share, for fiscal 2011.  Net earnings decreased in fiscal 2012 compared to fiscal 2011 as a result of a $2.0 million decrease in gross profit, offset by slightly lower operating expenses of $34.9 million, or 30.3% of net sales, compared to $35.3 million, or 30.4% of net sales for fiscal 2011.   The decline in gross margins to 31.1% in fiscal 2012 from 32.5% in fiscal 2011 was due to a higher mix of lower margin process system sales and the product mix within automated inspection systems, and continued price competition, partially offset by lower warranty and customer support costs and the effect of cost reduction initiatives.   The small decrease in operating expenses in fiscal 2012 compared to fiscal 2011 consisted primarily of lower sales expenses due to cost reduction initiatives, decreased trade show costs and lower commissions due to lower net sales, partially offset by increased spending on research and development for new product development and strategic initiatives.  Other expenses were $359,000 in fiscal year 2012 compared to $542,000 in fiscal year 2011.

Automated inspection systems sales were down 12%, process systems sales were up 10%, and parts and service sales increased 4% in fiscal 2012 compared to the prior fiscal year.  Orders for automated inspection systems decreased 27%, process system orders increased 13%, and parts and service orders increased 4% in fiscal 2012 compared to the prior fiscal year. Automated inspection orders decreased in fiscal 2012 in the processed fruit and vegetable market as fiscal 2011 included the final year of a significant three-year contract with a major North American processor as well as due to the effects of product competition. Export and international sales for the fiscal years ended September 30, 2012, 2011 and 2010 accounted for 45%, 41% and 50% of net sales in each year, respectively.

The worldwide economy and tight credit markets continued to challenge our fiscal 2012 results.  Order volumes for fiscal 2012 were down across our North American and Asia Pacific markets and major automated inspection systems product lines, particularly in the processed fruit and vegetable industries.  The continued economic uncertainty during the fiscal year resulted in conservative capital spending throughout our markets as customers evaluated the potential economic effects on their businesses. In fiscal 2012, the Company continued to see customers seeking to retain cash, price sensitivity, requiring higher returns on investment, longer or delayed purchasing cycles, and more purchasing decisions at corporate levels rather than local operating locations.  Customers who rely on credit facilities to finance capital purchases continued to be constrained by the lack of readily available credit.  In addition, in response to the resulting excess capacity, the market saw very aggressive pricing efforts to stimulate demand, which increased price competition for our products, particularly in automated inspection systems where pricing and competition are particularly aggressive.

In fiscal 2012, we began to experience substantial quote activity for large scale projects for potential orders in future years. In the fourth quarter of fiscal 2012, we realized strong bookings, over half of which were in the potato industry, including several significant french fry orders in multiple geographic regions. We remain encouraged by the potential opportunities being worked in all our core markets and geographic regions. Also, in fiscal 2012, we had successful installations of several important orders in various market applications and believe this may result in future business for the Company.

In addition, in fiscal 2012 we took steps to address our gross margin and operating income performance by strategically adding new skills and capabilities, while also implementing an 11% workforce reduction and making important structural and strategic changes in our European sales organization and other managerial changes in Europe. These actions are designed - and are already helping - to materially improve our financial results and position us to effectively execute our long-term objectives.

Our emphasis on realigning Key Technology will continue in fiscal 2013 with a focus on five strategic initiatives:

1.	Developing and introducing new technology-leading platforms and solutions;

2.	Increasing global market share in our core markets through new products, focused regional sales strategies, and leveraging our integrated solutions capability;

3.	Expanding into new high-potential market adjacencies by leveraging new product platforms;

4.	Continuing to strengthen and develop internal capabilities and third-party partnerships necessary for industry-leading solutions; and

5.	Further strengthening a winning culture within Key Technology, driving our "innovation architecture."

Application of Critical Accounting Policies

We have identified our critical accounting policies, the application of which may materially affect our financial statements, either because of the significance of the financial statement item to which they relate, or because they require management judgment to make estimates and assumptions in measuring, at a specific point in time, events which will be settled in the future.  The critical accounting policies, judgments and estimates which management believes have the most significant effect on the financial statements are set forth below:

•	Revenue recognition

•	Allowances for doubtful accounts

•	Valuation of inventories

•	Long-lived assets

•	Allowances for warranties

•	Accounting for income taxes

Management has discussed the development, selection and related disclosures of these critical accounting estimates with the audit committee of our board of directors.

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, we sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  We typically have a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  Our sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At September 30, 2012, we had invoiced $2.4 million, compared to $3.9 million at September 30, 2011, for which we have not recognized revenue.

Allowances for doubtful accounts.  We have established allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of September 30, 2012, the balance sheet included allowances for doubtful accounts of $190,000.  Amounts charged to bad debt expense for fiscal 2012 and 2011 were $24,000 and $(126,000), respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2012 and 2011 were $84,000 and $65,000, respectively.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2012, cumulative inventory adjustments to lower of cost or market totaled $2.6 million compared to $1.9 million as of September 30, 2011.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2012 and 2011 were $1.6 million and $1.3 million, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $826,000 and $1.1 million for fiscal 2012 and 2011, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2012, we held $20.9 million of long-lived assets, net of depreciation and amortization.  There were no changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. In fiscal 2012, we evaluated our $2.5 million of goodwill using the conventional market and income approaches to determine fair value. As part of that evaluation, estimates of fair value did not exceed the carrying value of its single reporting unit by more than 10%. The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition. The market approach employs market multiples for comparable publicly traded companies. Estimates of fair value are established using current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. As noted above, estimates of future cash flows are critical to this assessment and estimates and assumptions are required in applying the income and market approaches which by their nature have an implied degree of uncertainty. These estimates, assumptions and valuations could be adversely affected if there are significant further reductions in stock price, significantly less than estimated actual results of operations or changes in forecasted results of operations. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time, future results of operations, and market multiples used in valuation models; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of September 30, 2012, the balance sheet included warranty reserves of $2.0 million, while $3.6 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $2.4 million as of September 30, 2011 and warranty charges of $4.4 million for the fiscal year then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2012, we had valuation reserves of approximately $175,000 for deferred tax assets for capital loss carryforwards and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for European and Chinese deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods. During fiscal 2012, we recorded net additional valuation reserves of $5,000 related to capital loss carryforwards. In addition, we recorded offsetting amounts of approximately $2.5 million of valuation reserves for European deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods. We also reversed offsetting amounts of approximately $700,000 of valuation reserves for Chinese deferred tax assets and U.S. deferred tax liabilities related to net operating loss carry forwards that were utilized in the foreign jurisdiction. As these were all offsetting amounts, these changes had no effect on net earnings.  During fiscal 2011, we recorded $160,000 of valuation reserves related to net operating loss carryforwards in foreign jurisdictions offset by U.S. deferred tax liabilities and reversed $17,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on its corporate income tax return.  During fiscal 2010, we recorded $34,000 of valuation reserves related to impairment charges on our investment in Proditec, $133,000 of valuation reserves related to net operating loss carryforwards in foreign jurisdictions, offset by U.S. deferred tax liabilities, and reversed $171,000 of valuation reserves upon reversal of our doubtful accounts allowance on our note receivable from the sale of our interest in the InspX joint venture and reversed $105,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on our corporate income tax return. There were no other valuation allowances at September 30, 2012 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  At September 30, 2012, we had reserves of $72,000 for estimated tax exposures.  During fiscal 2012 and 2011, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2011, the existing Research and Development Credit (“R&D credit”) was retroactively renewed and extended to December 31, 2011.  Due to this change in tax law, we recorded approximately $72,000 of additional R&D tax credits in the first quarter of fiscal 2011 related to R&D expenditures incurred during fiscal 2010. The R&D credit expired December 31, 2011 and, as of this date, has not been renewed.

Comparison of Fiscal 2012 to Fiscal 2011
	Fiscal Year Ended September 30,
	2012	2011	Change $	Change %
	(in thousands)
Statement of Operations Data
Net sales	$115,174	$116,328	$(1,154)	(1.0)
Gross profit	35,835	37,797	(1,962)	(5.2)
Operating Expenses:
Sales and marketing	17,439	19,474	(2,035)	(10.4)
Research and development	8,343	6,939	1,404	20.2
General and administrative	9,070	8,882	188	2.1
Amortization	15	15	—	—
Total operating expense	34,867	35,310	(443)	(1.3)
Gain on disposition of assets	(15)	4	(19)	N/M*
Income from operations	953	2,491	(1,538)	(61.7)
Other income (expense)	(359)	(542)	183	(33.8)
Income tax expense	145	495	(350)	(70.7)
Net earnings	449	1,454	(1,005)	(69.1)
Balance Sheet Data
Cash and cash equivalents	23,755	28,754	(4,999)	(17.4)
Accounts receivable	11,426	8,776	2,650	30.2
Inventories	23,166	24,269	(1,103)	(4.5)
Other Data (unaudited)
Orders for year ended September 30	108,976	116,819	(7,843)	(6.7)
Backlog at fiscal year end	30,810	36,202	(5,392)	(14.9)
* Not Meaningful

Results of Operations

Fiscal 2012 compared to Fiscal 2011

Net sales for the year ended September 30, 2012 were $115.2 million, a 1.0% decrease from the $116.3 million reported for fiscal 2011. International sales for fiscal 2012 were 45% of net sales compared to 43% in the corresponding prior year period. The decrease in net sales in North America and Europe was partially offset by increases in net sales in Latin America and the Asia Pacific regions.  Sales in our automated inspection systems product line decreased by 12% to $46.6 million in fiscal 2012, accounting for 40% of total revenues, compared to $53.0 million in fiscal 2011, or 46% of total revenues. The decrease in automated inspection system sales was due to a slow period for new capital investments, particularly in the potato market, as well as the effects of product competition. The decrease in automated inspection system sales was across most major product lines with the exception of the recently released VEO system and Manta product lines.   Process systems sales in fiscal 2012 were $44.9 million, a 10% increase from the $40.7 million reported for fiscal 2011.  Sales of process systems accounted for 39% of total revenues in fiscal 2012 compared to 35% in fiscal 2011.  The increase in process systems sales related primarily to vibratory products, rotary sizing and grading systems and third-party equipment, partially offset by a decrease in vibratory product sales in Europe. Parts and service sales increased from the prior year by $1 million or 4% to $23.6 million, compared to $22.7 million in fiscal 2011.  Parts and service sales represented 21% of sales in fiscal 2012 and 19% in fiscal 2011.

Orders decreased 7%, or $7.9 million, to $109.0 million in fiscal 2012 from the $116.8 million of new orders received in fiscal 2011.  Backlog at September 30, 2012 decreased 15% to $30.8 million compared to the $36.2 million reported at the end of fiscal 2011.  The order mix for the more recent year changed from fiscal 2011.  For fiscal 2012, our higher margin automated inspection systems orders decreased by $14.0 million, or 27%, representing 34% of order volume in fiscal 2012 compared to 44% in the prior year. This decrease occurred in almost all automated product inspection lines, except for VEO and ADR systems.  Automated inspection system orders decreased in fiscal 2012 in the processed fruit and vegetable market as fiscal 2011 included the final year of a significant three year contract with a major North American processor as well as due to the effects of product competition. Orders for process systems increased by $5.3 million, or 13%, representing 44% of order volume in fiscal

2012 compared to 36% in the prior year.  The increase in orders for process systems occurred primarily in vibratory, rotary sizers and graders, and third-party equipment product lines offset by decreases in most other product lines. Parts and service orders increased from the prior year by $835,000, or 4%, and represented 22% and 20% of orders in fiscal 2012 and fiscal 2011, respectively. Orders increased in Europe and Latin America offset by decreases in North America and the Asia-Pacific region. Order increases in the potato market were offset by decreases in processed fruit and vegetable, fresh cut and other industries. Automated inspection systems backlog decreased by $8.8 million, or 38%, to $14.2 million at the end of fiscal 2012 compared to $23.0 million at the same time a year ago. The backlog decrease for automatic inspection systems was across almost all product lines. Backlog for process systems was up $3.2 million, or 27%, to $15.3 million at the end of fiscal 2012 compared to $12.1 million at the same time a year ago. The increase in the backlog for process systems was primarily driven by an increase in vibratory products, rotary sizers and graders, and vibratory equipment in Europe, partially offset by a decrease in fresh cut products. Backlog by product line at September 30, 2012 was 46% automated inspection systems, 50% process systems, and 4% parts and service, compared to 64% automated inspection systems, 33% process systems, and 3% parts and service at September 30, 2011.

Gross profit decreased to $35.8 million for fiscal 2012 compared to $37.8 million in fiscal 2011, or 31.1% and 32.5% of net sales, respectively.  The principal reasons for the $2.0 million decrease in gross profit were a higher mix of lower margin process system sales and the product mix within automated inspection systems, continued price competition, partially offset by lower warranty and customer support costs and the effect of cost reduction initiatives.  Our growth strategy related to integrated product offerings may reduce the gross margin percentages in future periods to the extent products purchased from others are integrated into our product offerings.

Research and development expense increased $1.4 million to $8.3 million, or 7.2% of sales, in fiscal 2012 from $6.9 million, or 6.0% of sales, in fiscal 2011.  In fiscal 2012, there was an increase in expenses related to strategic initiatives for developing new technology solutions for the marketplace.

Sales and marketing expense in fiscal 2012 decreased to $17.4 million compared to $19.5 million spent in fiscal 2011.  As a percentage of sales, sales expense decreased to 15.1% of sales in fiscal 2012 from 16.7% of sales in fiscal 2011.  The primary reasons for the decrease in spending were lower internal sales and marketing personnel related costs due to cost reduction initiatives, decreased trade show and promotional costs, and lower commissions due to the decrease in net sales.

General and administrative expense in fiscal 2012 was $9.1 million and 7.9% of sales for the year, compared to $8.9 million and 7.6% of sales for fiscal 2011.  The primary reason for the increase in spending was higher expenses associated with severance and other separation charges partially offset by lower personnel costs due to cost reduction initiatives.

Other income and expense was an expense of $359,000 for fiscal 2012 compared to $542,000 of expense for fiscal 2011.  In fiscal 2012, we recognized foreign exchange gains of $183,000, net of the effects of forward contracts settled during the year, compared with exchange losses of $82,000 in fiscal 2011. We recorded $209,000 of expense related to accumulated foreign currency translation adjustments reclassified from other comprehensive income to the results of operations. Other expenses were also partially offset by $51,000 in royalty income received in fiscal 2012 and lower bank charges incurred in fiscal 2012.

The effective tax rate for the Company was a tax expense rate of 24.4% in fiscal 2012 compared to a tax expense rate of 25.4% in fiscal 2011. The effective tax rate in fiscal 2012 was favorably affected by the domestic production deduction and the R&D tax credit offset by other permanent deductions such as the limitation on meals and entertainment deductions. The ratios were also affected by the relative size of individual items compared to net earnings for fiscal 2012, which was significantly lower than net earnings in fiscal 2011.  The effective tax rate for fiscal 2011 was primarily affected by the research and development credits recorded in fiscal 2011, including $72,000 of additional R&D tax credits related to fiscal 2010 recorded in fiscal 2011 due to changes in tax law during fiscal 2011 to retroactively renew the R&D tax credit.

Net earnings in fiscal 2012 were $449,000, or $0.08 per diluted share, compared to net earnings of $1.5 million, or $0.27 per diluted share, in fiscal 2011.  The principal reasons for the decrease in earnings for fiscal 2012 compared to fiscal 2011 were lower net sales and gross profit margins, increased research and development expenses, partially offset by lower sales expenses and favorable changes in the components of other income and expense.

Fiscal 2011 compared to Fiscal 2010

Net sales for the year ended September 30, 2011 were $116.3 million, a 0.5% increase from the $115.8 million reported for fiscal 2010.  Sales in our automated inspection systems product line increased by 2% to $53.0 million in fiscal 2011, accounting for 46% of total revenues, compared to $52.0 million in fiscal 2010, or 45% of total revenues.  Sales increased from the prior year in ADR, Tegra and Upgrade systems sales partially offset by a reduction in sales in the other automated inspection product lines.  Process systems sales in fiscal 2011 were $40.7 million, a 2% decrease from the $41.3 million reported for fiscal 2010.  A decrease in process system sales in Europe was partially offset by an increase in process equipment sales in other geographic regions.  Sales of process systems accounted for 35% of total revenues in fiscal 2011 compared to 36% in fiscal 2010.  Parts and service sales increased from the prior year by $140,000 or 1% to $22.7 million, compared to $22.5 million in fiscal 2010.  Parts and service sales represented 19% of sales in both fiscal 2011 and fiscal 2010.

Orders decreased 4%, or $4.3 million, to $116.8 million in fiscal 2011 from the $121.1 million of new orders received in fiscal 2010.  Backlog at September 30, 2011 increased 3% to $36.2 million compared to the $35.1 million reported at the end of fiscal 2010.  The order mix for the more recent year changed from fiscal 2010.  For fiscal 2011, our higher margin automated inspection systems orders decreased by $7.1 million, or 12%, representing 44% of order volume in fiscal 2011 compared to 48% in the prior year.  This decrease occurred in almost all automated product inspection lines, except for upgrade and ADR systems.  Orders for process systems increased by $3.0 million, or 8%, representing 36% of order volume in fiscal 2011 compared to 33% in the prior year.  This increase in process systems orders in fiscal 2011 compared to fiscal 2010 related mainly to an increase in orders in the European regions.  Parts and service orders decreased from the prior year by $145,000, or 1%, and represented 20% and 19% of orders in fiscal 2011 and fiscal 2010, respectively.

Gross profit decreased to $37.8 million for fiscal 2011 compared to $40.2 million in fiscal 2010, or 32.5% and 34.7% of net sales, respectively.  The principal reasons for the $2.4 million decrease in gross profit were higher warranty and customer support costs, continued competitive pricing pressures, and certain charges related to the restructuring of our operations.  Our growth strategy related to integrated product offerings may reduce gross margins in future periods to the extent products purchased from others are integrated into our product offerings.

Research and development expense increased $275,000 to $6.9 million, or 6.0% of sales, in fiscal 2011 from $6.7 million, or 5.8% of sales, in fiscal 2010.  In fiscal 2011, there was an increase in new product development and personnel costs compared to fiscal 2010.

Sales and marketing expense in fiscal 2011 increased to $19.5 million compared to $18.0 million spent in fiscal 2010.  As a percentage of sales, sales expense increased 1.1% to 16.7% of sales in fiscal 2011 from 15.6% of sales in fiscal 2010.  The primary reasons for the increase in spending were costs associated with the new Innovation Center in Walla Walla, higher internal sales and marketing personnel related costs, increased trade show and promotional costs, and charges related to the restructuring of our operations, partially offset by lower incentive compensation.

General and administrative expense in fiscal 2011 was $8.9 million and 7.6% of sales for the year, compared to $9.3 million and 8.0% of sales for fiscal 2010.  The primary reason for the decrease in spending was lower expenses associated with incentive compensation.

Other income and expense was an expense of $542,000 for fiscal 2011 compared to $172,000 of expense for fiscal 2010.  Interest income decreased to $20,000 in fiscal 2011 from the $50,000 reported for fiscal 2010 due to lower interest rates.  In fiscal 2011, we recognized foreign exchange losses of $82,000, net of the effects of forward contracts settled during the year, compared with exchange losses of $134,000 in fiscal 2010.  During fiscal 2011, we incurred interest expense of $261,000, primarily related to the mortgage on our headquarters facility, compared to interest expense of $373,000 in fiscal 2010.  During fiscal 2010, we recorded in other income a $475,000 gain, related to partial collection of our note receivable from the fiscal 2007 sale of our interest in the InspX joint venture.

Our effective tax rate was a tax expense rate of 25.4% in fiscal 2011 compared to a tax expense rate of 29.5% in fiscal 2010.  The effective tax rate for fiscal 2011 was primarily affected by the research and development credits recorded in fiscal 2011, including $72,000 of additional R&D tax credits related to fiscal 2010 recorded in fiscal 2011 due to changes in tax law during fiscal 2011 to retroactively renew the R&D tax credit.  The effective tax rate for fiscal 2010 was negatively affected by the expiration of the R&D tax credit on December 31, 2009.  Other items, such as permanent differences arising from domestic production deductions, tax exempt interest, and other permanent differences including valuation reserve adjustments, caused the effective tax rate to vary from the 34% statutory rate in both fiscal 2011 and 2010.

Net earnings in fiscal 2011 were $1.5 million, or $0.27 per diluted share, compared to net earnings of $3.6 million, or $0.69 per diluted share, in fiscal 2010.  The principal reasons for the decrease in earnings for fiscal 2011 compared to fiscal 2010 were lower gross profit margins, increased operating expenses and unfavorable changes in the components of other income and expense.

Liquidity and Capital Resources

Fiscal 2012

For fiscal 2012, net cash decreased by $5.0 million to $23.8 million on September 30, 2012 compared to September 30, 2011.  We used $1.1 million in cash from operating activities, used $2.6 million in investing activities and consumed $1.3 million in financing activities.

The net cash used by operating activities during fiscal 2012 of $1.1 million included net earnings for the year of $449,000, non-cash expenses for depreciation and amortization of $3.7 million, non-cash share-based payments of $1.2 million, and increases of $73,000 in deferred taxes.  Non-cash working capital at September 30, 2012 decreased from the same time last year, resulting in the use of $6.4 million of cash. The major changes in current assets and liabilities in fiscal 2012 were increases in accounts receivable of $2.7 million due to the timing of shipments during the last fiscal quarter of 2012 and related timing of collections, decreases in customer deposits of $5.5 million related to the decreased backlog at fiscal year end, the timing of orders received in the last fiscal quarter of 2012 and related timing of customer down payments received, and reductions in accounts payable of $706,000 due to reduced purchases as a result of the lower backlog and current inventory levels. These uses of cash were partially offset by a $887,000 reduction of inventory due to the lower backlog and inventory requirements, reductions of $880,000 of income taxes receivable related to net cash refunded during the period due to net operating loss carrybacks and $1.1 million reduction in prepaid expenses and other assets due to reduced vendor deposits and VAT receivables. The changes in working capital in fiscal 2012 reflects normal variations in our operations.

Cash used in investing activities totaled $2.6 million during fiscal 2012, which primarily consisted of capital expenditures of $2.6 million.  Capital expenditures were primarily for manufacturing equipment and information systems software and equipment.

Cash used in financing activities totaled $1.3 million in fiscal 2012, which included payments on long-term debt of $345,000 associated with our mortgage on our headquarters facility, $205,000 for exchanges of shares for statutory tax withholding, and $710,000 of cash used for repurchases of our common stock, offset by $94,000 of proceeds from the issuance of common stock for option exercises and employee stock purchases.

Our domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6 million for standby letters of credit.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at our option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon our achievement of a specified financial ratio.  Our prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  Our BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At September 30, 2012, the interest rate would have been 1.71% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.2 million was outstanding at September 30, 2012.  The term loan provided for a mortgage on our Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  We have also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At September 30, 2012, we had no borrowings outstanding under the credit facility and $250,000 in standby letters of credit.  At September 30, 2012, we were in compliance with our loan covenants.  At September 30, 2011, we had no borrowings outstanding under the credit facility and $250,000 in standby letters of credit.

Our credit accommodation with a commercial bank in the Netherlands provides a credit facility for our European subsidiary.  This credit accommodation totals €1.75 million ($2.26 million) and includes an operating line of the lesser of €250,000 ($322,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2012, the interest rate was 5.95%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At September 30, 2012, we were in compliance with our loan covenants.  At September 30, 2012, we had no borrowings under this facility and had received bank guarantees of €152,000 ($196,000) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.  At September 30, 2011, we had no borrowings under this facility and had received bank guarantees of €345,000 ($467,000).

We anticipate that current cash balances, ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future.  Cash used for operating activities was $1.1 million in fiscal 2012, and cash provided by operating activities was $5.8 million and $14.0 million in fiscal years 2011 and 2010, respectively.  We had no material commitments for capital expenditures at September 30, 2012.

Prior Years - Fiscal 2011 and 2010

For fiscal 2011, net cash decreased by $342,000, or 1%, to $28.8 million on September 30, 2011 compared to September 30, 2010.  We provided $5.8 million in cash from operating activities, used $5.5 million in investing activities and consumed $588,000 in financing activities.

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

Cash used in investing activities totaled $5.5 million during fiscal 2011, which primarily consisted of capital expenditures of $5.6 million.  Capital expenditures included costs associated with our new Innovation Center, corporate headquarters facility repairs, manufacturing equipment, and information systems software and equipment.

Cash used in financing activities totaled $588,000 in fiscal 2011, which included payments on long-term debt of $333,000 associated with our mortgage on our headquarters facility, and $416,000 for exchanges of shares for statutory withholding, offset by $147,000 of proceeds from the issuance of common stock for option exercises and employee stock purchases.

For fiscal 2010, net cash increased by $11.0 million, or over 60%, to $29.1 million on September 30, 2010.  We provided $14.0 million in cash from operating activities, used $515,000 in financing activities and consumed $2.3 million in investing activities.

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

Cash used in investing activities totaled $2.3 million during fiscal 2010.  We had capital expenditures of $3.2 million and proceeds of $174,000 from the sale of property.  Capital expenditures included manufacturing equipment and enhancements to the ERP system.  We also received $750,000 in payments on notes receivable from the sale of our investment in the InspX joint venture.

Cash used in financing activities totaled $515,000 in fiscal 2010, which included payments on long-term debt of $320,000 associated with our mortgage on our headquarters facility, $242,000 for exchanges of shares for statutory withholding and $91,000 of excess tax benefits from share based payments, offset by $138,000 of proceeds from the issuance of common stock for option exercises and employee stock purchases.

Contractual Obligations

Our continuing contractual obligations and commercial commitments existing on September 30, 2012 are as follows:

		Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,197	$364	$776	$845	$3,212
Interest on long-term debt (2)	1,372	215	381	312	464
Operating leases	2,785	888	1,135	305	457
Purchase obligations	616	616	—	—	—
Total contractual cash obligations	$9,970	$2,083	$2,292	$1,462	$4,133

(1)
We also have $72,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

At September 30, 2012, we had standby letters of credit totaling $446,000, which includes secured bank guarantees under our domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

Effective October 1, 2011, we adopted Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other.” This standards update amends the goodwill impairment testing standard to allow an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. The adoption of this pronouncement did not have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposures to such risks are generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar, Mexican peso, and Singapore dollar.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our operations in Australia and Latin America, transactions denominated in the local currencies of these countries may increase.  As of September 30, 2012, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $27,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect earnings if the U.S. dollar strengthens on world markets. We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2012, we held a 30-day forward contract for €2.3 million ($3.0 million).

As of September 30, 2012, the Euro lost approximately 5% in value against the U.S. dollar compared to its value at September 30, 2011.  During the twelve-month period ended September 30, 2012, changes in the value of the Euro against the U.S. dollar ranged between an 3% gain and a 9% loss as compared to the value at September 30, 2011.  Other relevant foreign currencies gained in value against the U.S. dollar during fiscal 2012.  The effect of these fluctuations on our operations and financial results in fiscal 2012 were:

•
Translation adjustments of $5,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd., and the Peso balance sheet of Productos Key Mexicana.

•
Foreign exchange gains of $183,000, net of the effects of forward contracts settled during the year, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Singapore and Mexican operations.

When the U.S. dollar strengthens on the world markets, our market and economic outlook for international sales could be negatively affected as export sales to international customers become relatively more expensive to those customers.  Conversely, a relatively weaker U.S. dollar makes our U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially more profitable to us when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively stronger U.S. dollar on the world markets, especially as measured against the Euro, may negatively affect our market and economic outlook for international sales.  Our Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company.

Interest Rate Risk.  Under our domestic credit facilities, we may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on our achievement of a specified financial ratio.  We may borrow on its European credit facility at the lenders prime rate plus 175 basis points.  At September 30, 2012, the Company had no borrowings under these arrangements.  During the year ended September 30, 2012, interest rates applicable to these variable rate credit facilities ranged from 1.71% to 6.20%.  At September 30, 2012, the rate was 1.71% on its domestic credit facility and 5.95% on its European credit facility based on the lowest of the available alternative rates.  Our mortgage on our headquarters facility bears interest at the BBA LIBOR plus 140 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate a 4.27%.  As of September 30, 2012, management estimate that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under its variable interest rate credit facilities and the interest rate swap effectively converts its variable rate mortgage to a fixed rate mortgage.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. (an Oregon corporation) and Subsidiaries (the “Company”) as of September 30, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Key Technology, Inc. and Subsidiaries internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 10, 2012 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 10, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.

We have audited Key Technology, Inc. and Subsidiaries' (the "Company") internal control over financial reporting as of September 30, 2012, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Key Technology, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Key Technology, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Key Technology, Inc. and Subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012 and our report dated December 10, 2012 expressed an unqualified opinion on these consolidated financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 10, 2012

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 and 2011
(In thousands)
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,755	$28,754
Trade accounts receivable, net of allowance for doubtful accounts of $190 and $251,	11,426	8,776
respectively
Inventories	23,166	24,269
Deferred income taxes	2,854	2,715
Income tax receivable	327	1,207
Prepaid expenses and other assets	2,665	3,628
Total current assets	64,193	69,349
PROPERTY, PLANT AND EQUIPMENT, Net	18,370	19,433
DEFERRED INCOME TAXES	—	1,790
INTANGIBLES, Net	36	51
INVESTMENT IN PRODITEC	1,153	1,178
GOODWILL	2,524	2,524
OTHER ASSETS	79	80
TOTAL	$86,355	$94,405
See notes to consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 and 2011
(In thousands, except shares)
	2012	2011
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,550	$5,318
Accrued payroll liabilities and commissions	5,194	5,494
Customers' deposits	5,213	10,812
Accrued customer support and warranty costs	2,263	2,756
Income tax payable	2	15
Current portion of long-term debt	364	345
Customer purchase plans	956	518
Other accrued liabilities	1,515	1,607
Total current liabilities	20,057	26,865
LONG-TERM DEBT	4,833	5,197
DEFERRED INCOME TAXES	1,434	3,056
OTHER LONG TERM LIABILITIES	601	513
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 5,000,000 share authorized; none issued and outstanding	—	—
Common stock-no par value; 45,000,000 shares authorized; 5,312,145 and 5,337,250 issued and outstanding at September 30, 2012 ad 2011, respectively	21,806	21,138
Retained earnings	37,682	37,631
Accumulated other comprehensive income (loss)	(58)	5
Total shareholders' equity	59,430	58,774
TOTAL	$86,355	$94,405
See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2012
(In thousands, except per share data)
	2012	2011	2010
NET SALES	$115,174	$116,328	$115,804
COST OF SALES	79,339	78,531	75,651
Gross profit	35,835	37,797	40,153
OPERATING EXPENSES:
Sales and marketing	17,439	19,474	18,047
Research and development	8,343	6,939	6,664
General and administrative	9,070	8,882	9,255
Amortization of intangibles	15	15	930
Total operating expenses	34,867	35,310	34,896
GAIN (LOSS) ON DISPOSITION OF ASSETS	(15)	4	77
INCOME FROM OPERATIONS	953	2,491	5,334
OTHER INCOME (EXPENSE):
Royalty income	51	—	10
Interest income	22	20	50
Interest expense	(264)	(261)	(373)
Gain on sales of investment in joint venture	—	—	475
Reclassification from Other comprehensive income	(209)	—	—
Foreign exchange gain (loss)	183	(82)	(134)
Other, net	(142)	(219)	(200)
Total other income (expense)-net	(359)	(542)	(172)
Earnings before income taxes	594	1,949	5,162
Income tax expense	145	495	1,524
Net earnings	$449	$1,454	$3,638
EARNINGS PER SHARE - Basic	$0.08	$0.27	$0.69
EARNINGS PER SHARE - Diluted	$0.08	$0.27	$0.69
SHARES USED IN PER SHARE CALCULATION - Basic	5,390	5,311	5,277
SHARES USED IN PER SHARE CALCULATION - Diluted	5,399	5,329	5,293
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2012
(Dollars in thousands)
	Common Stock
	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2009	4,998,834	$18,378	$32,539	$540	$51,457
Components of comprehensive income (loss):
Net earnings	—	—	3,638	—	3,638
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $69	—	—	—	(136)	(136)
Unrealized changes in value of derivatives, net of tax benefit of $129	—	—	—	(249)	(249)
Total comprehensive income (loss)					3,253
Tax benefits from share-based payments	—	(92)	—	—	(92)
Share based payments	—	1,824	—	—	1,824
Issuance of stock upon exercise of stock options	5,000	46	—	—	46
Issuance of stock for Employee Stock Purchase Plan	8,344	92	—	—	92
Stock grants - performance-based	83,278	—	—	—	—
Stock grants - employment-based	279,970	—	—	—	—
Restricted stock surrendered in payment of taxes	(17,752)	(242)	—	—	(242)
Stock forfeitures and retirements	(60,362)	—	—	—	—
Balance at September 30, 2010	5,297,312	$20,006	$36,177	$155	$56,338
Components of comprehensive income (loss):
Net earnings	—	—	1,454	—	1,454
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $37	—	—	—	(71)	(71)
Unrealized changes in value of derivatives, net of tax benefit of $41	—	—	—	(79)	(79)
Total comprehensive income (loss)					1,304
Tax benefits from share-based payments	—	14	—	—	14
Share based payments	—	1,387	—	—	1,387
Issuance of stock upon exercise of stock options	5,000	40	—	—	40
Issuance of stock for Employee Stock Purchase Plan	8,269	107	—	—	107
Stock grants - performance-based	60,212	—	—	—	—
Stock grants - employment-based	53,470	—	—	—	—
Restricted stock surrendered in payment of taxes	(26,919)	(416)	—	—	(416)
Stock forfeitures and retirements	(60,094)	—	—	—	—
Balance at September 30, 2011	5,337,250	$21,138	$37,631	$5	$58,774
Components of comprehensive income (loss):
Net earnings	—	—	449	—	449
Comprehensive income - foreign currency translation adjustment, net of tax expense of $2	—	—	—	5	5
Unrealized changes in value of derivatives, net of tax benefit of $34	—	—	—	(68)	(68)
Total comprehensive income (loss)					386
Tax benefits from share-based payments	—	(103)	—	—	(103)
Share based payments	—	1,194	—	—	1,194
Issuance of stock upon exercise of stock options	9,056	13	—	—	13
Issuance of stock for Employee Stock Purchase Plan	8,417	81	—	—	81
Stock buyback	(70,853)	(312)	(398)	—	(710)
Stock grants - performance-based	92,910	—	—	—	—
Stock grants - employment-based	95,805	—	—	—	—
Restricted stock surrendered in payment of taxes	(19,127)	(205)	—	—	(205)
Stock forfeitures and retirements	(141,313)	—	—	—	—
Balance at September 30, 2012	5,312,145	$21,806	$37,682	$(58)	$59,430
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2012
(In thousands)
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$449	$1,454	$3,638
Adjustments to reconcile net earnings to net cash provided by operating activities:
Recovery on note receivable from sale of investment in joint venture	—	—	(475)
Reclassification from Other comprehensive income	209	—	—
(Gain) loss on disposition of assets	15	(4)	(77)
Foreign currency exchange (gain) loss	(183)	82	134
Depreciation and amortization	3,654	2,944	3,405
Share based payments	1,182	1,407	1,796
Excess tax benefit from share based payments	103	(14)	91
Deferred income taxes	(73)	1,674	(12)
Deferred rent	(33)	(66)	(77)
Bad debt expense	24	(126)	75
Changes in assets and liabilities:
Trade accounts receivable	(2,671)	4,351	(642)
Inventories	887	(3,463)	716
Prepaid expenses and other current assets	1,124	(233)	(1,196)
Income taxes receivable	880	(1,016)	965
Accounts payable	(706)	(1,155)	1,806
Accrued payroll liabilities and commissions	(221)	(1,078)	1,495
Accrued customer support and warranty costs	(459)	367	(168)
Income taxes payable	70	(620)	347
Other accrued liabilities	137	(1,284)	953
Customers' deposits	(5,505)	2,614	1,252
Other	13	(22)	(59)
Cash provided by (used for) operating activities	(1,104)	5,812	13,967
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	8	42	174
Purchases of property, plant, and equipment	(2,600)	(5,588)	(3,206)
Recovery on note receivable from sale of investment in joint venture	—	—	750
Cash used in investing activities	(2,592)	(5,546)	(2,282)
See notes to consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2012
(In thousands)
	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(345)	(333)	(320)
Proceeds from issuance of common stock	94	147	138
Stock buyback	(710)	—	—
Excess tax benefits from share based payments	(103)	14	(91)
Exchange of shares for statutory withholding	(205)	(416)	(242)
Cash used in financing activities	(1,269)	(588)	(515)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(34)	(20)	(216)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,999)	(342)	10,954
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,754	29,096	18,142
CASH AND CASH EQUIVALENTS, END OF YEAR	$23,755	$28,754	$29,096
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$278	$264	$393
Cash paid (refunded) during the period for income taxes	$(705)	$481	$291
See notes to consolidated financial statements.			(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2012

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill and Other Intangibles—The Company has only one reporting unit, and the estimated fair value of the Company approximates the market value of the Company.  The Company performed its annual assessment on July 31, 2012 and determined that there has been no impairment of goodwill due to the fair value of the reporting unit exceeding its carrying amount.  The fair value of the Company was calculated using conventional market and income approaches as of July 31, 2012.

Other intangibles, which consist of patents and developed technologies, are amortized over the estimated useful lives of the related assets, which are 10 years for the majority of the assets.  Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows.  Amortization of other intangibles was $15,000, $15,000, and $930,000 for the years ended September 30, 2012, 2011, and 2010, respectively (see Note 2).

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

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2012	2011
Beginning Balance	$2,423	$1,954
Warranty costs incurred	(3,639)	(4,353)
Warranty expense accrued	3,276	4,824
Translation adjustments	(30)	(2)
Ending balance	$2,030	$2,423

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

Impairment of Long-Lived Assets—The Company regularly reviews all of its long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss, if any, based on the excess of the carrying amount over the fair value of the assets, is recorded. There were no events during the period that indicated the carrying value of long-lived assets may be impaired.

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

Termination Costs—In fiscal 2012, the Company announced certain cost reduction initiatives. As a result, the Company incurred approximately $800,000 in costs related to the reduction in force, the majority of which relates to one-time termination benefits. In addition, the Company incurred approximately $500,000 of other employment separation charges during fiscal 2012. Approximately $1.0 million and $300,000 of these costs were expensed as operating expenses and costs of goods sold, respectively, in the third quarter of fiscal 2012. At September 30, 2012, approximately $190,000 remained accrued as liabilities for amounts expensed in fiscal 2012 that were not paid as of September 30, 2012. The Company expects that the majority of these amounts will be paid in the first quarter of fiscal 2013.

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

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS is computed by dividing net earnings available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans and service-based stock awards.  The calculation of the basic and diluted EPS from continuing operations is as follows (in thousands except per share data):

	For the year ended September 30, 2012
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$449	5,390	$0.08
Effect of dilutive securities:
Common stock options	—	9
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$449	5,399	$0.08

	For the year ended September 30, 2011
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$1,454	5,311	$0.27
Effect of dilutive securities:
Common stock options	—	18
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$1,454	5,329	$0.27

	For the year ended September 30, 2010
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$3,638	5,277	$0.69
Effect of dilutive securities:
Common stock options	—	16
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$3,638	5,293	$0.69

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30,
	2012	2011	2010
Common shares from:
Assumed exercise of stock options	10,000	—	10,000

The options expire on dates beginning in February 2013 through February 2015.  The restrictions on stock grants may lapse between October 2012 and July 2015.

Comprehensive Income (loss)—Comprehensive income (loss) includes foreign currency translation adjustments resulting from the translation of assets and liabilities of foreign subsidiaries and unrealized gains and losses related to changes in value of an interest rate swap agreement, a derivative instrument designated as a cash flow hedge.

The components of accumulated comprehensive income (loss) were as follows (in thousands):

	For the year ended September 30,
	2012	2011	2010
Components of comprehensive income (loss):
Net earnings	$449	$1,454	$3,638
Other comprehensive income (loss):
Foreign currency translation adjustment	7	(108)	(205)
Unrealized changes in value of derivatives	(102)	(120)	(378)
Income tax benefit related to items of comprehensive income (loss)	32	78	198
Total comprehensive income (loss)	$386	$1,304	$3,253

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

Recently Adopted Accounting Pronouncements—Effective October 1, 2011, the Company adopted Accounting Standard Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other.” This standards update amends the goodwill impairment testing standard to allow an initial assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount for purposes of determining whether it is even necessary to perform the first step of the two-step goodwill impairment test. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS
 As of September 30, 2012, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value
Patents and developed technologies	$10,103	$36

The remaining unamortized assets are being amortized over 10 years.  Amortization expense for the next five fiscal years is expected to be approximately:

Year Ended September 30,	(In thousands)

2013	$15
2014	15
2015	6
2016	—
2017	—
Total	$36

As of September 30, 2012, the Company had $2.5 million of goodwill which is not being amortized.  There was no change to goodwill during the fiscal years ended September 30, 2012 and 2011.

3.	TRADE ACCOUNTS RECEIVABLE
 Trade accounts receivable consist of the following (in thousands):

	September 30,
	2012	2011
Trade accounts receivable	$11,616	$9,027
Allowance for doubtful accounts	(190)	(251)
Total trade accounts receivable, net	$11,426	$8,776

Amounts charged to bad debt expense for fiscal 2012, 2011, and 2010 were $24,000, $(126,000), and $75,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2012, 2011, and 2010 were $84,000, $65,000, and $110,000, respectively.

4.         INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2012	2011
Purchased components and raw materials	$8,659	$7,685
Work-in-process and sub-assemblies	8,656	9,940
Finished goods	5,851	6,644
Total inventories	$23,166	$24,269

At September 30, 2012 and 2011, respectively, cumulative inventory adjustments to lower of cost or market totaled $2.6 million and $1.9 million.  Amounts charged to expense to record inventory at lower of cost or market were $1.6 million for fiscal 2012, $1.3 million for fiscal 2011, and $580,000 for fiscal 2010.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $826,000, $1.1 million, and $927,000 for fiscal 2012, 2011, and 2010, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2012	2011
Land and land improvements	$2,555	$2,545
Buildings and improvements	8,721	8,703
Manufacturing equipment	12,580	11,688
Computer equipment and software	16,440	15,871
Office equipment, furniture and fixtures	2,272	2,071
Construction in progress	561	206
	43,129	41,084
Accumulated depreciation	(24,759)	(21,651)
Total property, plant and equipment, net	$18,370	$19,433

Depreciation expense was $3.6 million, $2.9 million, and $2.5 million for fiscal 2012, 2011, and 2010, respectively.

At September 30, 2012, there was $16,000 of unamortized deferred gain from the fiscal 2009 sale of a facility in the Netherlands.  In fiscal 2012, the Company recognized $33,000 of the deferred gain.  The deferred gain has a remaining amortization period of 6 months.

6.	SALE OF INTEREST IN JOINT VENTURE

The Company recognized income of $475,000 in fiscal 2010 upon collection of amounts on its note receivable from the fiscal 2007 sale of its interest in the InspX joint venture which had previously been determined to be uncollectible.

7.	INVESTMENT IN PRODITEC

In fiscal 2009, the Company acquired a 15% minority interest in Proditec SAS, a French manufacturer of automated, solid dose pharmaceutical inspection systems for approximately $1.5 million.  The Company has certain tag along rights related to any capital changes at Proditec and may sell its shares to any third party subject to Proditec’s by-laws and right of pre-emption by Proditec.  This investment is being accounted for under the cost method of accounting. In fiscal 2012, the Company received $25,000 in dividends from Proditec which reduced the cost of the Company's investment.

As of September 30, 2012, the investment had a carrying value of approximately $1.2 million and the fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

8.	FINANCING AGREEMENTS

The Company’s domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At September 30, 2012, the interest rate would have been 1.71% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At September 30, 2012 and 2011, the Company had no outstanding borrowings under the revolving line of credit and $250,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.2 million was outstanding as of September 30, 2012.  The term loan provides for a mortgage on the Company’s Avery Street headquarters land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At September 30, 2012, the Company was in compliance with its loan covenants.

Principal payments on long-term debt are as follows:

Year Ended September 30,	(In thousands)
2013	$364
2014	380
2015	396
2016	413
2017	432
Thereafter	3,212
Total	$5,197

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt at September 30, 2012 approximates its carrying value.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.26 million) and includes an operating line of the lesser of €250,000 ($322,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2012, the interest rate was 5.95%.  At

September 30, 2012, the Company had no borrowings under this facility and had received bank guarantees of €152,000 ($196,000) under the bank guarantee facility.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2012, the Company was in compliance with the tangible net worth covenant.  At September 30, 2011, the Company had no borrowings under this facility and had received bank guarantees of €345,000 ($467,000) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

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

At September 30, 2012, the Company had an interest rate swap with a notional amount of $5.2 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At September 30, 2012, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Consolidated Balance Sheet was $501,000.  There were no gains or losses recognized as part of net earnings in the Consolidated Statement of Operations related to the swap agreement during the fiscal year ended September 30, 2012, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $(102,000) during fiscal 2012 were recorded as part of Other Comprehensive Income in the Equity section of the Company’s Consolidated Balance Sheet.  During fiscal 2012, the Company recorded $142,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At September 30, 2012, the Company had a one-month undesignated forward exchange contract for €2.3 million ($3.0 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $107,000 were recorded for forward exchange contracts in the year ended September 30, 2012 in Other income (expense) on the Company’s Consolidated Statement of Operations.  The gains on the Company’s forward exchange contracts are generally offset by losses recorded on the underlying assets or liabilities held in foreign currencies.  At September 30, 2012, the Company had liabilities of $252,000 for settlements under these forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.  At September 30, 2011, the Company had assets of $474,000 under these forward contracts in Other current assets on the Company’s Consolidated Balance Sheet.

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

	Fair Value Measurements at September 30, 2011, (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(501)	—	$(501)
Forward exchange contracts	—	—	—	—

At September 30, 2012, the Company had long-term debt of approximately $5.2 million.  The Company’s long-term debt is recorded at historical cost, and the Company has not elected to fair value such financial instruments.  The estimated fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At September 30, 2012, the Company’s minority interest in Proditec SAS had a carrying value of approximately $1.2 million.  This investment is being accounted for under the cost method.  The fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

11.	LEASES

The Company has a leased sales facility in Washington State.  The lease expires in 2015, with two five year renewal options.  The Company has the option to purchase the facility at any time over the rental period for $1.6 million declining to $1.4 million during the remaining lease term.  The Company has a leased operating facility in Oregon the lease on which expires in 2013, with a one year renewal option.  The Company has leased an operating facility in The Netherlands under a lease that expires in 2015, with a one year renewal option.  The Company also has a leased warehouse facility in the Netherlands which expires in 2013, as well as leased office space for sales and service and other activities in Australia, Mexico, and Belgium, and other leased facilities in Walla Walla.  The Company also has leased vehicles, primarily in international locations.

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1.2 million for the year ended September 30, 2012, $1.2 million for the year ended September 30, 2011, and $1.0 million for the year ended September 30, 2010.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30,	Rental Payments	Rental Expense
2013	$888	$872
2014	694	694
2015	441	441
2016	171	171
2017	135	135
Thereafter	456	456
Total	$2,785	$2,769

12.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

At September 30, 2012, the Company had standby letters of credit totaling $446,000, which includes secured bank guarantees under the Company’s domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $196,000 of outstanding performance guarantees secured by bank guarantees under the Company’s European subsidiary’s credit facility, $100,000 of outstanding performance guarantees secured by bank guarantees under the Company’s domestic credit facility and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company’s balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company’s business and are not deemed to expose the Company to any significant risks because they are satisfied as part of the design and manufacturing process.

13.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30, 2012
	2012	2011	2010
Current:
Federal	$255	$(1,271)	$1,708
Foreign	10	57	(217)
State	35	(30)	115
	300	(1,244)	1,606
Deferred:
Federal	(101)	2,758	740
Foreign	(48)	(1,060)	(591)
State	(11)	58	11
	(160)	1,756	160
Valuation reserves:
Federal	(1,749)	(177)	(355)
Foreign	1,754	161	133
State	—	(1)	(20)
	5	(17)	(242)
Total income tax expense	$145	$495	$1,524

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2012	2011
Deferred tax asset:
Reserves and accruals	$2,836	$2,652
Tax benefits of share-based payments	754	946
NOL and other carry forwards	88	306
Unrealized changes in value of derivatives to equity	34	136
Deferred tax liability:
Accumulated depreciation	(2,037)	(2,199)
Intangible assets	(253)	(254)
Translation adjustment to equity	(2)	(138)
Net deferred tax asset	$1,420	$1,449
Net deferred tax:
Current asset	$2,854	$2,715
Long-term asset	—	1,790
Long-term liability	(1,434)	(3,056)
Net deferred tax asset	$1,420	$1,449

At September 30, 2012, the Company had valuation reserves of approximately $175,000 for deferred tax assets for capital loss carry forwards and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for European and Chinese deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward period.  During fiscal 2012, the Company recorded net additional valuation reserves of $5,000 related to capital loss carryforwards. In addition, the Company recorded offsetting amounts of approximately $2.5 million of valuation reserves for European deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward periods. The Company also reversed offsetting amounts of approximately $700,000 of valuation reserves for Chinese deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards that were utilized in the foreign jurisdiction. As these were all offsetting amounts, these changes had no effect on net earnings.   There were no other valuation allowances at September 30, 2012 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

During fiscal 2011, the Company recorded $160,000 of valuation reserves related to net operating loss carryforwards in foreign jurisdictions offset by U.S. deferred tax liabilities and reversed $17,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on its corporate income tax return.  During fiscal 2010, the Company recorded $34,000 of valuation reserves related to impairment charges on its investment in Proditec, $133,000 of valuation reserves related to net operating loss carryforwards in foreign jurisdictions, offset by U.S. deferred tax liabilities, and reversed $171,000 of valuation reserves upon reversal of its doubtful accounts allowance on its note receivable from the sale of its interest in the InspX joint venture and reversed $105,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on its corporate income tax return.

Income tax expense (benefit) is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30, 2012
	2012	2011	2010
Statutory rates	34.0%	34.0%	34.0%
Increase (reduction) in income taxes resulting from:
Domestic production deduction	(7.5)%	—%	(1.9)%
Research and development credit	(13.3)%	(12.6)%	(0.5)%
Changes in tax law, R&D credit	—%	(3.7)%	—%
State income taxes, net of federal benefit	2.7%	0.9%	1.4%
Tax exempt interest	—%	(0.1)%	(0.1)%
Valuation reserve-capital losses	(0.7)%	(0.8)%	(1.9)%
Valuation reserve-InspX	—%	—%	(3.1)%
Valuation reserve-Proditec	1.5%	—%	0.6%
Meals and entertainment deduction limitation	9.6%	3.6%	1.1%
Non-deductible stock compensation	0.8%	0.3%	0.1%
Loss of permanent deductions due to NOL carryback	—%	3.8%	—%
Other permanent differences	(2.7)%	—%	(0.2)%
Income tax combined effective rate	24.4%	25.4%	29.5%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2011	$82
Additions based on tax positions related to the current period	4
Additions for tax positions of prior period	—
Reductions for tax positions of prior periods	(14)
Settlements	—
Balance at September 30, 2012	$72

As of September 30, 2012, the amount of unrecognized tax benefits, which if recognized would favorably affect the Company’s effective tax rate, is $72,000.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2007.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented.    As of September 30, 2012 and 2011, the Company had accrued $28,000 and $32,000, respectively, for possible interest and penalties.

14.	SHARE-BASED COMPENSATION PLANS

At September 30, 2012, the Company had three share-based compensation plans, which are shareholder-approved, as described below.  The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards.

Share-based compensation costs charged against income are as follows (in thousands):

	Year Ended September 30,
	2012	2011	2010
Cost of goods sold	$126	$108	$119
Operating expenses	1,056	1,299	1,677
Total share-based compensation expense	1,182	1,407	1,796
Income tax benefit	420	500	641

Approximately $11,000, $12,000, and $27,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2012, 2011, and 2010, respectively.

As of September 30, 2012, the total unrecognized compensation cost related to these plans was $1.2 million and was comprised of: $1.2 million related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.29 years and $0 related to performance-based stock awards that are not expected to be recognized over the weighted-average period of 1.97 years.

Employees’ Stock Incentive Plan—Under the 2010 Equity Incentive Plan and the 2003 Restated Employees’ Stock Incentive Plan (the “Incentive Plans”), eligible employees may receive restricted stock, incentive stock options or non-qualified stock options. The restrictions on restricted stock awards lapse based on employment-based or performance-based measures.  Options have a contractual term of 10 years and the option exercise price is the fair market value of the underlying stock at the date of grant. At September 30, 2012, the total number of shares reserved for issuance under the Incentive Plans was 779,053, of which 480,934 were available for grant.

Incentive Stock Options

A summary of option activity under the Incentive Plan as of September 30, 2012 and the year then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2011	45,000	$8.65	—	—
Granted	—	—	—	—
Exercised	(10,000)	$2.51	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2012	35,000	$10.41	1.43	$41
Exercisable at September 30, 2012	35,000	$10.41	1.43	$41

There were no options granted in fiscal 2012, 2011, or 2010.  The total intrinsic value of options exercised during the years ended September 30, 2012, 2011, and 2010 was $108,000, $44,000, and $22,000, respectively.  No shares vested in fiscal 2012, 2011 or 2010.

As of September 30, 2012, there was no unrecognized compensation cost related to stock options granted under the Incentive Plans.

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

The summary of activity for service-based stock awards as of September 30, 2012, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2011	218,025	$13.38
Granted	95,805	$13.06
Vested	(88,101)	$12.48
Forfeited	(39,232)	$12.06
Non-vested and expected to vest balance at September 30, 2012	186,497	$13.92

The number of shares granted in fiscal 2012 that vest in one year was 67,455, vest in two years was 8,750, and vest in three years was 19,600.  The total fair value of shares vested in fiscal 2012, 2011, and 2010 was $0.9 million, $1.6 million, and $1.1 million, respectively.  As of September 30, 2012, there was $1.2 million of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.29 years.  In fiscal 2011, the Company granted 53,470 shares of service-based awards with a weighted average grant date fair value of $17.89.  In fiscal 2010, the Company granted 279,970 shares of service-based awards with a weighted average grant date fair value of $11.93.

Employee Performance-Based Stock Awards—In fiscal 2012, the Company awarded shares of performance-based stock grants to selected executives. The lapse of restrictions on the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors over a three-year period ending September 30, 2014. In fiscal 2011, the Company awarded shares of performance-based stock grants to selected executives.  The lapse of restrictions on some of the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors for the fiscal year ended September 30, 2011 and for others over a three-year period ending September 30, 2013.  In fiscal 2010, the Company awarded shares of performance-based stock grants to selected executives.  The lapse of restrictions on some of the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors for the fiscal year ended September 30, 2010 and for others over a three-year period ending September 30, 2012.  Recipients of performance-based stock awards must also continue to be employed by the Company into the month of December following the end of either the one-year or three-year period of the award for the restrictions on the awards to lapse.

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

A summary of the activity for performance-based stock awards as of September 30, 2012, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2011	85,793	$15.40
Granted	92,910	$11.20
Vested	—	$—
Forfeited	(102,081)	$13.38
Non-vested balance at September 30, 2012	76,622	$13.00

The total fair value of shares that vested in fiscal 2012, 2011, and 2010 was $0, $245,000, and $0, respectively.  The Company estimates it is less than probable that the performance based objectives will be achieved on these awards and therefore, no compensation cost is expected to be recognized on these awards.  As of September 30, 2012, there was no unrecognized compensation cost related to the performance-based stock awards.  In fiscal 2011, the Company granted 60,212 shares of performance based awards with a grant date fair value of $17.37.  In fiscal 2010, the Company granted 83,278 shares of performance-based awards with a grant date fair value of $10.75.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 364,026 remained available at September 30, 2012.

During the years ended September 30, 2012, 2011, and 2010, the Company issued 8,417, 8,269, and 8,344 shares, respectively, under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Non-Employee Service-Based Stock Awards—The Company may award shares of service-based stock grants to non-employees.  The value of these awards is amortized to expense over the vesting period with final valuation measured on the vesting date.  At September 30, 2012, there were no shares outstanding and there were no awards during fiscal 2012, 2011, or 2010.

Cash received from option exercises and employee stock purchase plan purchases was $94,000, $147,000, and $138,000 for the years ended September 30, 2012, 2011 and 2010, respectively.  The tax benefit to be realized for the tax deductions from option exercises and restricted shares vesting under the share-based payment arrangements was $392,000, $642,000, and $406,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

15.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective May 30, 2012 to repurchase up to 500,000 shares of its common stock.  The Company retires the shares upon repurchase and the new program replaces the prior stock repurchase program which has been terminated.  The timing of any repurchases and the exact number of shares to be purchased will be determined by the Company and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date. In fiscal 2012, the Company purchased and retired 67,509 shares at an average price of $9.83 per share. Included in these amounts was the repurchase of 25,000 shares of its Common Stock from a former executive under the terms of a separation agreement. The shares were purchased at an average price of $9.88 per share based on the daily closing price of the Company's Common Stock on The NASDAQ Global Market less $0.03 per share. The total purchase price paid was approximately $247,000. The aggregate purchase price of the shares repurchased under the program has been reflected as a reduction in shareholders' equity.   There were no open-market repurchases in fiscal 2011 or fiscal 2010.

16.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all United States employees.  The Company matches 50% of employee contributions for a maximum match of 4% of each participating employee’s compensation.  The matching contributions were temporarily suspended in March 2009 and reinstated during fiscal 2010.  The Company contributed $676,000, $651,000, and $245,000 in matching funds to the plan for the years ended September 30, 2012, 2011 and 2010, respectively.

The 401(k) plan also permits the Company to make discretionary profit sharing contributions to all employees either as contributions into the plan or as cash distributions.  Discretionary profit sharing contributions are determined annually by the Board of Directors.  Profit sharing plan expense was $0, $0 , and $287,000 (cash distribution) for the years ended September 30, 2012, 2011 and 2010, respectively.

17.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	Year Ended 2012	Year Ended 2011	Year Ended 2010
Net sales by product category:
Automated inspection systems	$46,586	$52,962	$51,955
Process systems	44,940	40,716	41,338
Parts and service	23,648	22,650	22,511
Total net sales by product category	$115,174	$116,328	$115,804

Net sales for service were less than 10% of total net sales for the years ended September 30, 2012, 2011, and 2010, respectively, and is therefore summarized with parts and service.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes certain information about geographic areas (in thousands):

	Year Ended September 30,
	2012	2011	2010
Net sales:
Domestic	$63,831	$68,986	$57,682
International	51,343	47,342	58,122
Total net sales	$115,174	$116,328	$115,804
Long-lived assets:
Domestic	$19,387	$20,567	$18,035
International	2,698	2,621	2,556
Total long-lived assets	$22,085	$23,188	$20,591

There was one customer that accounted for greater than 10% of net sales during fiscal 2012 and fiscal 2011. There were no customer that individually accounted for 10% of net sales during fiscal 2010.  No single country outside the United States accounted for more than 10% of net sales in 2012, 2011 or 2010.  Location of the customer is the basis for the categorization of net sales.

* * * * * *
SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2012 and 2011 (in thousands, except per share data):

2012 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$25,972	$27,249	$34,620	$27,334	$115,174
Gross profit	8,561	7,917	10,457	8,901	35,835
Net earnings (loss)	(243)	(726)	264	1,154	449
Net earnings (loss) per share - basic	$(0.05)	$(0.13)	$0.05	$0.22	$0.08
Net earnings (loss) per share - diluted	$(0.05)	$(0.13)	$0.05	$0.22	$0.08
2011 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$28,147	$27,929	$33,800	$26,453	$116,328
Gross profit	9,320	8,141	12,214	8,123	37,797
Net earnings (loss)	604	(71)	2,036	(1,115)	1,454
Net earnings (loss) per share - basic	$0.11	$(0.01)	$0.38	$(0.21)	$0.27
Net earnings (loss) per share - diluted	$0.11	$(0.01)	$0.38	$(0.21)	$0.27

Note:  Annual totals may not agree to the summarization of quarterly information due to insignificant rounding and the required calculation conventions.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework.”  Management, under the supervision and with the participation of our President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer , assessed the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2012 and concluded that our internal control over financial reporting was effective.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting as of September 30, 2012, and has issued an attestation report expressing an unqualified opinion on our internal control over financial reporting which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a Company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.

There is hereby incorporated by reference the information under the captions “Information About Key’s Board of Directors,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the captions “Compensation Discussion and Analysis,” "Compensation Committee Interlocks and Insider Participation," “Compensation and Management Development Committee Report” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption “Principal Shareholders” and "Executive Compensation Plan Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There is hereby incorporated by reference the information under the caption “Information About Key’s Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
PAGE

(a)	The following documents are filed as part of this report:

1.      Financial Statements:

Reference is made to Part II, Item 8, for a listing of required financial statements filed with this report	31

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

(10.1)*
Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.2)*
Offer Letter effective September 25, 2006, between Registrant and David M. Camp (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on September 26, 2006 and incorporated herein by reference)

(10.3)*
2003 Restated Employees’ Stock Incentive Plan (as approved by the shareholders of the Company on February 6, 2008) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 28, 2008 and incorporated herein by reference)

(10.4)
Loan Agreement, dated December 10, 2008, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2008 and incorporated herein by reference)

(10.5)
Amendment No. 1 to Loan Agreement, dated February 16, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.9 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.6)
Amendment No. 2 to Loan Agreement, dated September 30, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 9, 2009 and  incorporated herein by reference)

(10.7)*
Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.11 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.8)*
Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.12 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.9)*
Form of Restricted Stock Bonus Agreement (Three-Year Performance Vesting) (filed as Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.10)*
2010 Equity Incentive Plan (as approved by the shareholders of the Company on February 11, 2011) (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 3, 2011 and incorporated herein by reference)

(10.11)
Credit Agreement effective December 23, 2010 between Registrant and ABN AMRO Bank N.V. dated January 31, 2011 (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference)

(10.12)
Amendment No. 3 to Loan Agreement, dated September 30, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference)

(10.13)*
Separation Agreement and General Release of David M. Camp (filed as Exhibit 99.1 to the Form 8-K/A filed with the Securities and Exchange Commission on June 12, 2012 and incorporated herein by reference)

(14)
Registrant’s amended Code of Business Conduct and Ethics, dated November 19, 2008 (filed as Exhibit 14.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2008 and incorporated herein by reference)

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

(101)
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the three years ended September 30, 2012, (iii)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the three years ended September 30, 2012, and (v) Notes to Consolidated Financial Statements for the three years ended September 30, 2012.**

       _______________________________________________

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

KEY TECHNOLOGY, INC.

By:	/s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer

By:	/s/ James R. Brausen
James R. Brausen
Corporate Controller (Principal Financial Officer/Principal Accounting Officer)

December 10, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles H. Stonecipher	December 10, 2012
Charles H. Stonecipher, Chairman

/s/ John E. Pelo	December 10, 2012
John E. Pelo, Director

/s/ Richard Lawrence	December 10, 2012
Richard Lawrence, Director

/s/ Michael L. Shannon	December 10, 2012
Michael L. Shannon, Director

/s/ Donald A. Washburn	December 10, 2012
Donald A. Washburn, Director

/s/ John J. Ehren	December 10, 2012
John J. Ehren, Director, President and Chief Executive Officer

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
101
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2012 and September 30, 2011, (ii) Consolidated Statements of Operations for the three years ended September 30, 2012, (iii)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2012, (iv) Consolidated Statements of Cash Flows for the three years ended September 30, 2012, and (v) Notes to Consolidated Financial Statements for the three years ended September 30, 2012.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.