Form 10-Q
period 2012-12-31
KEY TECHNOLOGY INC
filed 2013-02-08
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2013 was 5,414,117 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND SEPTEMBER 30, 2012

	December 31, 2012	September 30, 2012
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$25,798	$23,755
Trade accounts receivable, net of allowance for doubtful accounts of $192 and $190, respectively	7,912	11,426
Inventories:
Raw materials	9,915	8,659
Work-in-process and sub-assemblies	11,185	8,656
Finished goods	6,636	5,851
Total inventories	27,736	23,166
Deferred income taxes	2,809	2,854
Prepaid expenses and other assets	3,815	2,992
Total current assets	68,070	64,193
Property, plant and equipment, net	18,082	18,370
Goodwill	2,524	2,524
Investment in Proditec	1,153	1,153
Intangibles and other assets, net	254	115
Total	$90,083	$86,355

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$4,901	$4,550
Accrued payroll liabilities and commissions	4,312	5,194
Customers' deposits	10,719	5,213
Accrued customer support and warranty costs	2,213	2,263
Customer purchase plans	1,025	956
Income taxes payable	2	2
Current portion of long-term debt	368	364
Other accrued liabilities	1,228	1,515
Total current liabilities	24,768	20,057
Long-term debt	4,739	4,833
Deferred income taxes	1,277	1,434
Other long-term liabilities	574	601
Shareholders' equity:
Common stock	21,936	21,806
Retained earnings and other shareholders' equity	36,789	37,624
Total shareholders' equity	58,725	59,430
Total	$90,083	$86,355

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
	(in thousands, except per share data)
Net sales	$19,854	$25,972
Cost of sales	13,370	17,411
Gross profit	6,484	8,561
Operating expenses:
Sales and marketing	3,857	4,301
Research and development	1,736	1,999
General and administrative	2,129	2,466
Amortization of intangibles	4	4
Total operating expenses	7,726	8,770
Gain on disposition of assets	20	1
Loss from operations	(1,222)	(208)
Other income (expense)	(63)	(149)
Loss before income taxes	(1,285)	(357)
Income tax benefit	(411)	(114)
Net loss	$(874)	$(243)

Net loss per share
- basic	$(0.16)	$(0.05)
- diluted	$(0.16)	$(0.05)

Shares used in per share calculations - basic	5,304	5,344

Shares used in per share calculations - diluted	5,304	5,344
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
	(in thousands)
Net loss	$(874)	$(243)
Other comprehensive income (loss):
Foreign currency translation adjustment	55	(100)
Unrealized changes in value of derivatives	29	(17)
Income tax (expense) benefit related to items of comprehensive income (loss)	(29)	40
Total comprehensive loss	$(819)	$(320)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(874)	$(243)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on disposition of assets	(20)	(1)
Foreign currency exchange loss	31	35
Depreciation and amortization	1,011	905
Share based payments	261	202
Excess tax benefits from share based payments	(10)	(14)
Deferred income taxes	(141)	(35)
Deferred rent	(8)	(8)
Bad debt expense	1	12
Changes in assets and liabilities:
Trade accounts receivable	3,565	(1,180)
Inventories	(4,449)	(551)
Prepaid expenses and other current assets	(543)	480
Income taxes receivable	(263)	(63)
Intangibles and other long term assets	(142)	(2)
Accounts payable	324	66
Accrued payroll liabilities and commissions	(911)	(484)
Customers’ deposits	5,429	(1,635)
Accrued customer support and warranty costs	(72)	(150)
Income taxes payable	(15)	(36)
Other accrued liabilities	(248)	21

Cash provided by (used for) operating activities	2,926	(2,681)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	26	7
Purchases of property, plant and equipment	(714)	(760)

Cash used in investing activities	(688)	(753)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(90)	(85)
Excess tax benefits from share based payments	10	14
Proceeds from issuance of common stock	19	22
Exchange of shares for statutory withholding	(136)	(122)
Stock buyback	(30)	—

Cash used in financing activities	(227)	(171)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011
	(in thousands)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	32	(52)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,043	(3,657)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	23,755	28,754

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$25,798	$25,097

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$59	$64
Cash paid during the period for income taxes	$8	$20

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The results of operations for the three-month period ended December 31, 2012 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2012 and the results of its operations and its cash flows for the three-month periods ended December 31, 2012 and 2011.

2.	Share-based compensation

During the three-month period ended December 31, 2012, the Company granted 1,000 shares of service-based stock awards.  The fair value of these grants was $8.93 per share based on the fair market value at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from October 2013 through October 2014.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three months ended December 31,
	2012	2011
Cost of goods sold	$38	$16
Operating expenses	223	186
Total share-based compensation expense	$261	$202

Share-based compensation expense remaining capitalized in inventory at December 31, 2012 and 2011 was $15,000 and $5,000, respectively.

3.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	For the three months ended December 31, 2012			For the three months ended December 31, 2011
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss	$(874)	5,304	$(0.16)	$(243)	5,344	$(0.05)
Effect of dilutive securities:
Common stock options	—	—		—	—
Diluted EPS:
Net earnings loss plus assumed conversions	$(874)	5,304	$(0.16)	$(243)	5,344	$(0.05)

The weighted-average number of diluted shares does not include the potential issuance of common shares which are anti-dilutive.  The following potential common shares at December 31, 2012 and 2011 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended December 31,
	2012	2011
Common shares from:
Assumed exercise of stock options	35,000	45,000

The options expire on dates beginning in February 2013 through February 2015.

4.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  Changes in the estimated effective income tax rate are accounted for in the period the change in estimate occurs.  Subsequent to the end of the first quarter of fiscal 2013, the American Taxpayer Relief Act was enacted which renewed the research and development tax credit for a two-year period retroactive to January 1, 2012. In the second quarter of fiscal 2013, income tax expense will be reduced by approximately $191,000 for additional research and development tax credits related to expenditures incurred during fiscal 2012 due to changes in tax law that were enacted during the quarter to retroactively renew these tax credits.  In addition, the income tax expense for the three-month period ending March 31, 2013 will be reduced by estimated research and development tax credits for the six-month period then ended to reflect the retroactive renewals.

5.	Derivative instruments

The Company uses derivative instruments as risk management tools but does not use derivative instruments for trading or speculative purposes.  Derivatives used for interest rate swap hedging purposes are designated and effective as a cash flow hedge of the identified risk exposure related to the Company's variable rate mortgage at the inception of the contract.  A hedge is deemed effective if changes in the fair value of the derivative contract are highly correlated with changes in the underlying hedged item at inception of the hedge and over the life of the hedge contract.  To the extent the interest rate swap is effective, changes in fair value will be recognized in Other Comprehensive Income over the term of the derivative contract.  To the extent the interest rate swap is not effective, changes in fair value will be recognized in earnings.

At December 31, 2012, the Company had an interest rate swap of $5.1 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At December 31, 2012, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $472,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statement of Operations related to the swap agreement during the three months ended December 31, 2012, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $29,000 during the three-month period ending December 31, 2012, were recorded as part of Other Comprehensive Income in the Shareholders' Equity section of the

Company's Unaudited Condensed Consolidated Balance Sheet.  During the three-month period ended December 31, 2012, the Company recorded $35,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At December 31, 2012, the Company had a one-month undesignated forward exchange contract for €1.3 million ($1.7 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $67,000 were recorded for forward exchange contracts in the three-month period ended December 31, 2012 as a component of foreign currency losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statement of Operations.  The losses on the Company's foreign exchange contracts are generally offset by gains recorded on the underlying assets or liabilities held in foreign currencies.  At December 31, 2012, the Company had liabilities of $51,000 for settlements under these forward contracts in Other Accrued Liabilities on the Company's Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2012, the Company had liabilities of $252,000 for forward contracts in Other Accrued Liabilities on the Company's Consolidated Balance Sheet.

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

When available, the Company uses quoted market prices to determine fair value and classify such measurements within Level 1.  In some cases where market prices are not available, the Company makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market processes are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves and currency rates.  These measurements are classified within Level 3.

Derivative financial instruments

Interest rate swap agreements are measured on a recurring basis based on quoted prices for similar financial instruments and other observable inputs which approximate fair value.  The fair value of foreign currency forward contracts is based on the differential between contract price and the market-based forward rate.

The following table presents the Company's assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions.

	Fair Value Measurements at December 31, 2012 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(472)	—	$(472)
Forward exchange contracts	—	$—	—	$—

At December 31, 2012, the Company also had long-term debt of approximately $5.1 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to fair value such financial instruments.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At December 31, 2012, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.2 million.  This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.	Financing arrangements

The Company's domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company's option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company's achievement of a specified financial ratio.  The Company's prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company's BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At December 31, 2012, the interest rate would have been 1.71% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At December 31, 2012, the Company had no borrowings outstanding under the revolving line of credit and $371,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.1 million was outstanding as of December 31, 2012.  The term loan provides for a mortgage on the Company's Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At December 31, 2012, the Company was in compliance with its loan covenants.

The Company's credit accommodation with a commercial bank in the Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.3 million) and includes an operating line of the lesser of €250,000 ($330,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.0 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At December 31, 2012, the interest rate was 5.95%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2012, the Company was in compliance with the tangible net worth covenant.  At December 31, 2012, the Company had no borrowings under this facility and had received bank guarantees of €1,902,000 ($2,513,000) under the bank guarantee facility.  The credit facility allows overages in the aggregate and on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

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

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2012 and 2011 is as follows (in thousands):

	Three months ended December 31,
	2012	2011
Beginning balance	$2,030	$2,423
Warranty costs incurred	(770)	(632)
Warranty expense accrued	670	466
Translation adjustments	18	(36)
Ending balance	$1,948	$2,221

Intellectual property and general contractual indemnities

The Company, in the normal course of business, provide specific, limited indemnification to its customers for liability and damages related to intellectual property rights.  In addition, the Company may enter into contracts with customers where it agrees to indemnify the customer for personal injury or property damage caused by the Company's products and services. Indemnification is typically limited to replacement of the items or the actual price of the products and services.  The Company maintains product liability insurance as well as errors and omissions insurance, which may provide a source of recovery in the event of an indemnification claim, but does not maintain insurance coverage for claims related to intellectual property rights.

Historically, any amounts payable under these indemnifications have not had a material effect on the Company's business, financial condition, results of operations, or cash flows. The Company has not recorded any provision for future obligations under these indemnifications.  If the Company determines it is probable that a loss has occurred under these indemnifications, then any such reasonably estimable loss would be recognized.

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

Bank guarantees and letters of credit

At December 31, 2012, the Company had standby letters of credit totaling $2.9 million, which includes secured bank guarantees under the Company's domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately $2.5 million of outstanding performance guarantees secured by bank guarantees under the Company's European subsidiary’s credit facility, $221,000 of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

From time to time, Key Technology, Inc. (“we", "us" or "our"), through its management, may make forward-looking public statements with respect to the company regarding, among other things, expected future revenues or earnings, projections, plans, future performance, product development and commercialization, and other estimates relating to our future operations.  Forward-looking statements may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases or in oral statements made with the approval of an authorized executive officer of Key.  The words or phrases “will likely result,” “are expected to,” “intends,” “is anticipated,” “estimates,” “believes,” “projects” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are subject to a number of risks and uncertainties, the occurrence of any of which could cause the price of our common stock to fluctuate significantly, making it difficult for shareholders to resell common stock at a time or price they find attractive.  We caution investors not to place undue reliance on our forward-looking statements, which speak only as of the date on which they are made.  Our actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:

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

•	our dependence on certain suppliers may leave us temporarily without adequate access to raw materials or products;

•	our operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world;

•	the limited availability and possible cost fluctuations of materials used in our products could adversely affect our gross margins;

•	compliance with recently-passed health care legislation and increases in the cost or providing health care plans to our employees may adversely affect our business;

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

More information may be found in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on December 10, 2012, which item is hereby incorporated by reference.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  We disclaim any obligation subsequently to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

General

We and our operating subsidiaries design, manufacture, sell and service automation systems that process product streams of discrete pieces to improve safety and quality.  These systems integrate electro-optical automated inspection and sorting systems with process systems that include specialized conveying and preparation systems.  We provide parts and service for each of our product lines to customers throughout the world.  Industries served include food processing, as well as tobacco, plastics, pharmaceuticals and nutraceuticals.  We maintain two domestic manufacturing facilities and a European manufacturing facility located in the Netherlands.  We market our products directly and through independent sales representatives.

In recent years, 40% or more of our sales have been made to customers located outside the United States.  In our export and international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar which could increase or decrease the sales prices in local currencies of our products; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws.

The worldwide economy and economic uncertainty continue to challenge operating results. We continue to see customers seeking to retain cash and requiring higher returns on investment, price sensitivity, longer or delayed purchasing cycles, and more purchasing decisions at corporate levels rather than local operating locations. In addition, in response to the resulting excess capacity, the market continues to see very aggressive pricing efforts to stimulate demand, which has increased price competition for our products, particularly in automated inspection systems where pricing and competition are particularly aggressive. More recently, the markets have seen increased food production and increases in industrial spending, particularly in the potato industry.

In the first quarter of fiscal 2013, we continued to see strong quote activity, most significantly in our potato markets. In the first quarter of fiscal 2013, as was the case in the fourth quarter of fiscal 2012, we realized strong bookings, most significantly in the potato industry, including several significant french fry orders across multiple geographic regions. We believe this is partially the result of cyclical demand, but also the result of our customers looking to improve yields and reduce operating costs to remain competitive in their industry and meet demand in emerging markets, particularly in the potato markets. We remain encouraged by the potential opportunities currently being addressed in our core markets and primary geographic regions.

Current period – first quarter of fiscal 2013

Net sales of $19.9 million in the first fiscal quarter of 2013 were $6.1 million, or 24%, lower than net sales of $26.0 million in the corresponding quarter a year ago. The lower net sales in the first quarter of fiscal 2013 were primarily the result of the customer shipping schedules inherent in our backlog entering the quarter.  International sales were 54% of net sales for the first fiscal quarter of 2013, compared to 44% in the corresponding prior-year period.  Backlog of $49.3 million at the end of the first fiscal quarter of 2013 represented a $12.3 million, or 33%, increase from the ending backlog of $37.0 million at the end of the corresponding quarter a year ago. In the second quarter of fiscal 2013, we expect sales to increase moderately compared to the sales reported in the second quarter of fiscal 2012 due to the increased backlog entering the second quarter.

Orders in the first quarter of fiscal 2013 of $38.1 million were up $11.5 million, or 43%, compared to the orders of $26.6 million in the first three months of fiscal 2012.  Orders increased 94% for automated inspection system product lines, primarily in the VEO and upgrade products.  Process system orders were up 18%.  Orders also increased most significantly in the North American and European potato markets.

Gross margin percentages in the first three months of fiscal 2013 decreased only slightly from the margins for the first three months of fiscal 2012 despite the significant reduction in net sales due to cost containment efforts and effective factory utilization. The net loss for the first three months of fiscal 2013 was $874,000, or $0.16 per diluted share.  The net loss for the corresponding three-month period last year was $243,000, or $0.05 per diluted share.  The decrease in net earnings in the more recent three-month period is primarily due to lower net sales, offset by reduced operating expenses as a result of lower net sales and the results of cost containment efforts. We anticipate gross margin dollars will show improvement in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, we sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  We typically have a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  Our sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, we defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At December 31, 2012, we had invoiced $3.1 million, compared to $2.4 million at September 30, 2012, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manages our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of December 31, 2012, the balance sheet included allowances for doubtful accounts of $192,000.  Amounts charged to bad debt expense for the three-month period ended December 31, 2012 and 2011, respectively, were $1,000 and $12,000.  Actual charges to the allowance for doubtful accounts for the three-month period ended December 31, 2012 and 2011, respectively, were $1,000 and $2,000.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At December 31, 2012, cumulative inventory adjustments to the lower of cost or market totaled $2.7 million compared to $1.9 million as of December 31, 2011.  Amounts charged to expense to record inventory at lower of cost or market for the three-month period ended December 31, 2012 and 2011 were $153,000 and $124,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $51,000 and $69,000 for the three-month period ended December 31, 2012 and 2011, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of December 31, 2012, we held $20.8 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. In fiscal 2012, we evaluated our $2.5 million of goodwill using the conventional market and income approaches to determine fair value. As part of that evaluation, estimates of fair value did not exceed the carrying value of its single reporting unit by more than 10%. The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition. The market approach employs market multiples for comparable publicly traded companies. Estimates of fair value are established using current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. As noted above, estimates of future cash flows are critical to this assessment and estimates and assumptions are required in applying the income and market approaches which by their nature have an implied degree of uncertainty. These estimates, assumptions and valuations could be adversely affected if there are significant further reductions in stock price, significantly less than estimated actual results of operations or changes in forecasted results of operations. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage its quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period to period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of December 31, 2012, the balance sheet included warranty reserves of $1.9 million. Warranty changes of $770,000 were incurred during the three-month period then ended. Warranty reserves were $2.2 million as of December 31, 2011 and warranty charges of $632,000 were incurred during the three-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At December 31, 2012, we had valuation reserves of approximately $175,000 for deferred tax assets for capital loss carryforwards and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for European and Chinese deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the three-month period ended December 31, 2012, we recorded offsetting amounts of $130,000 of valuation reserves for European deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods. As these were offsetting amounts, these changes had no effect on net earnings.  There were no other valuation allowances at December 31, 2012 due to anticipated utilization of all the deferred tax assets as we believe it will have sufficient taxable income to utilize these assets.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2013, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

Subsequent to the end of the first quarter of fiscal 2013, the American Taxpayer Relief Act was enacted which renewed the research and development tax credit for a two-year period retroactive to January 1, 2012. In the second quarter of fiscal 2013, income tax expense will be reduced by approximately $191,000 for additional research and development tax credits related to expenditures incurred during fiscal 2012 due to changes in tax law that were enacted during the quarter to retroactively renew these tax credits.  In addition, the income tax expense for the three-month period ending March 31, 2013 will be reduced by estimated research and development tax credits for the six-month period then ended to reflect the retroactive renewals.

Results of Operations

For the three months ended December 31, 2012 and 2011

Net sales decreased $6.1 million, or 24%, to $19.9 million in the first quarter of fiscal 2013 from $26.0 million recorded in the corresponding quarter a year ago.  International sales for the three-month period were 54% of net sales compared to 44% in the corresponding prior year period.  The decrease in net sales occurred primarily in North America and Europe and most significantly in the processed fruit and vegetable market.  Decreases in net sales occurred primarily in automated inspection systems, which were down $6.2 million, or 50%, reflecting the market conditions which resulted in the lower backlog for automated inspection systems entering the quarter. The decrease in automated inspection system sales was across most major product lines with the exception of the ADR systems. Process systems net sales decreased $269,000, or 3%, to $7.9 million in the first quarter of fiscal 2013. Decreases in process system sales related primarily to vibratory products and third-party equipment, partially offset by an increase in vibratory product sales in Europe and rotary sizing and grading systems. Parts and service sales were up $318,000, or 6%. Automated inspection systems sales, including upgrade systems, represented 31% of net sales in the first quarter of fiscal 2013 compared to 48% of net sales in the first quarter of fiscal 2012.  Process systems sales represented 40% of net sales in the first quarter of fiscal 2013 compared to 31% during the first quarter of fiscal 2012, while parts and service sales accounted for 29% of net sales in the first quarter of fiscal 2013 compared to 21% in the prior comparable period.

Total backlog was $49.3 million at the end of the first quarter of fiscal 2013 and was $12.3 million higher than the $37.0 million backlog at the end of the first quarter of the prior fiscal year.  Automated inspection systems backlog increased by $6.0 million, or 31%, to $25.8 million at the end of the first quarter of fiscal 2013 compared to $19.8 million at the same time a year ago.  The backlog increase for automatic inspection systems was primarily in the VEO, ADR and upgrade product lines offset by decreases in the Manta, Tobacco sorter and Symetix product lines.  Backlog for process systems was up $5.8 million, or 35%, to $22 million at December 31, 2012 compared to $16.2 million at December 31, 2011.  The increase in the backlog for process systems was primarily driven by an increase in vibratory products in Europe and North America, rotary sizers and graders, and other vibratory equipment, partially offset by a decrease in third-party equipment and freshcut product lines.  Backlog by product line at December 31, 2012 was 52% automated inspection systems, 45% process systems, and 3% parts and service, compared to 54% automated inspection systems, 44% process systems, and 2% parts and service at December 31, 2011.  We expect net sales in the second quarter of fiscal 2013 will be moderately higher than net sales reported in the second quarter of fiscal 2012, due to the higher backlog entering the second quarter of fiscal 2013.

Orders of $38.1 million in the first quarter of fiscal 2013 were $11.5 million, or 43%, higher than the first quarter new orders of $26.6 million a year ago.  Automated inspection systems orders increased $8.6 million, or 94%, during the first quarter of fiscal 2013 to $17.8 million compared to $9.2 million in the first quarter of fiscal 2012.  Orders for process systems during the first quarter of fiscal 2013 increased $2.2 million, or 18%, to $14.5 million from $12.3 million in the comparable quarter of fiscal 2012.  Orders for parts and service increased $0.7 million, or 14%, during the first quarter of fiscal 2013 to $5.8 million compared to $5.1 million in the first quarter of fiscal 2012.  The increase in orders for automated inspection systems occurred primarily in the VEO and upgrade product lines.  The increase in orders for process systems occurred primarily in vibratory in Europe and North America, rotary sizers and graders offset by decreases in third-party equipment and freshcut product lines.  Orders were up significantly in North America and moderately in Europe.  Orders significantly increased in the potato market and other food markets offset by decreases in processed fruit and vegetable, fresh cut and pharmaceutical markets.

Gross margin for the first quarter of fiscal 2013 was $6.5 million compared to $8.6 million in the corresponding period last year.  Gross margin in the first quarter of fiscal 2013, as a percentage of net sales, decreased to 32.7% compared to the 33.0% reported in the corresponding quarter of fiscal 2012.  This gross margin percentage for the first quarter of fiscal 2013 decreased only slightly despite the significant reduction in net sales due to cost containment efforts and effective factory utilization.  We anticipate gross margin dollars will show improvement in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012.

Operating expenses of $7.7 million for the first quarter of fiscal 2013 were 38.9% of net sales compared to $8.8 million for the first quarter of fiscal 2012 and 33.8% of net sales. Operating expenses were reduced due to the lower net sales and cost containment efforts.  We expect operating expenses in the second quarter of fiscal 2013 to increase as a result of increased net sales.

Other expense for the first quarter of fiscal 2013 was $63,000 compared to other expense of $149,000 for the corresponding period in fiscal 2012.  Other expense decreased in the first quarter of fiscal 2013 compared to the corresponding period in fiscal 2012 due primarily to royalties of $52,000 earned during the first quarter fiscal 2013 and lower other miscellaneous expenses.

Net loss for the quarter ending December 31, 2012 were $874,000, or $0.16 per diluted share.  Net loss for the same period last year was $243,000, or $0.05 per diluted share.  The lower net earnings in the first quarter of fiscal 2013 were primarily the result of lower net sales partially offset by lower operating expenses.

Liquidity and Capital Resources

In the first three months of fiscal 2013 net cash increased by $2.0 million to $25.8 million on December 31, 2012 from $23.8 million on September 30, 2012.  Cash provided by operating activities was $2.9 million during the three-month period ended December 31, 2012.  Investing activities consumed $688,000 of cash.  Financing activities used $227,000 of cash.  The effect of exchange rate changes on cash was $32,000 during the first three months of fiscal 2013.

Cash provided by operating activities during the three-month period ended December 31, 2012 was $2.9 million compared to $2.7 million of cash used in operating activities for the three-month period ended December 31, 2011.  The primary contributor to the change in cash were the changes in non-cash working capital which more than offset the increased net loss.  For the first three months of fiscal 2013, the net loss was $874,000 compared to net loss of $243,000 for the first three months of fiscal 2012.  Non-cash items included in net earnings in the first three months of fiscal 2013, such as depreciation, amortization and share-based compensation, were approximately $1.1 million, approximately the same as the amounts for the first three months of fiscal 2012.  In the first three months of fiscal 2013, changes in non-cash working capital provided $2.7 million of cash from operating activities.  During the first three months of fiscal 2012, changes in non-cash working capital used $3.5 million of cash.  The major changes in current assets and current liabilities during the first three months of fiscal 2013 were decreases in accounts receivable of $3.6 million due to the timing of shipments during the quarter and related collections, and increased customer deposits of $5.4 million related to the timing and increase of orders received and related collections.  These favorable changes were partially offset by decreased accrued payroll liabilities and commissions of $911,000, increases in prepaid expenses of $543,000, all due to the timing of payments, and increases in income taxes receivable of $263,000 related to the results of operations.  The changes in working capital during the first three months of fiscal 2013 reflected normal variations in our operations.

Net cash used in investing activities was $688,000 for the first three months of fiscal 2013 compared to net cash used in investing activities for the first three months of fiscal 2012 of $753,000.  The net cash used in investing activities for the first three months of fiscal 2013 and fiscal 2012 related entirely to capital expenditures.

Net cash used in financing activities during the first three months of fiscal 2013 was $227,000, compared with net cash used in financing activities of $171,000 during the corresponding period in fiscal 2012.  Net cash used in financing activities during the first three months of fiscal 2013 primarily resulted from $90,000 of repayments of long-term debt associated with our mortgage on our headquarters facility, $136,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, and $30,000 of stock repurchases partially offset by $19,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first three months of fiscal 2012 resulted mainly from payments on long-term debt of $85,000 and $122,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, offset by $22,000 of proceeds from the issuance of common stock.

Our domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6.0 million for standby letters of credit.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at our option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon our achievement of a specified financial ratio.  Our prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  Our BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At December 31, 2012, the interest rate would have been 1.71% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures. The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.1 million was outstanding at December 31, 2012.  The term loan provided for a mortgage on our Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.4% and matures on January 2, 2024.  We have also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At December 31, 2012, we had no borrowings outstanding under the credit facility and $371,000 in standby letters of credit.  At December 31, 2012, we were in compliance with our loan covenants.

Our credit accommodation with a commercial bank in the Netherlands provides a credit facility for our European subsidiary.  This credit accommodation totals €1.75 million ($2.3 million) and includes an operating line of the lesser of €250,000 ($330,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.0 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At December 31, 2012, the interest rate was 5.95%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2012, we were in compliance with the tangible net worth covenant.  At December 31, 2012, we had no borrowings under this facility and had received bank guarantees of €1,902,000 ($2,513,000) under the bank guarantee facility.  The credit facility allows overages in the aggregate and on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

Our continuing contractual obligations and commercial commitments existing on December 31, 2012 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,107	$368	$784	$854	$3,101
Interest on long-term debt (2)	1,315	211	373	303	428
Operating leases	4,075	950	1,291	606	1,228
Purchase obligations (3)	692	692	—	—	—
Total contractual cash obligations	$11,189	$2,221	$2,448	$1,763	$4,757

(1)
We also have $74,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

We anticipate that current cash balances and ongoing cash flows from operations will be sufficient to fund our operating needs in the near term.  At December 31, 2012, we had standby letters of credit totaling $2.9 million, which includes secured bank guarantees under our domestic and European credit facilities and letters of credit securing certain self-insurance contracts.  If we fail to meet its contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposure to such risks is generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar, Mexican peso and Singapore dollar.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our operations in Australia and Latin America, transactions denominated in the local currencies of those countries may increase.  As of December 31, 2012, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $25,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At December 31, 2012, we held a 30-day forward contract for €1.3 million ($1.7 million).

As of December 31, 2012, the Euro gained approximately 2% in value against the U.S. dollar compared to its value at September 30, 2012.  During the three-month period ended December 31, 2012, changes in the value of the Euro against the U.S. dollar ranged between a 1% gain and a 3% gain as compared to the value at September 30, 2012.  Most other relevant foreign currencies gained in value against the U.S. dollar during the first three months of fiscal 2013.  The effect of these fluctuations on our operations and financial results during the first three months of fiscal 2013 were:

•
Translation adjustments of $36,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the Peso balance sheet of Productos Key Mexicana, S. de R.L. de C.V., and the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd.

•
Foreign exchange losses of $31,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Mexican, and Singapore operations.

When the U.S. dollar weakens on the world markets, our market and economic outlook for international sales could be positively affected as products sold to international customers become relatively less expensive to those customers.  Conversely, a relatively stronger U.S. dollar makes our U.S.-manufactured goods more expensive to international customers when denominated in U.S. dollars or potentially less profitable to us when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be less expensive.  A relatively weaker U.S. dollar on world markets, especially as measured against the Euro, may positively affect our market and economic outlook for international sales.  Our Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company.

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on our achievement of a specified financial ratio.  We may borrow on our European credit facility at the lender’s prime rate plus 175 basis points.  At December 31, 2012, we had no borrowings under these arrangements.  During the three-month period ended December 31, 2012, interest rates applicable to these variable rate credit facilities ranged from 1.71% to 5.95%.  At December 31, 2012, the rate was 1.71% on our domestic credit facility and 5.95% on our European credit facility based on the lowest of the available alternative rates.  Our mortgage bears interest at the BBA LIBOR plus 140 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  As of December 31, 2012, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of its President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer, has evaluated our disclosure controls and procedures at December 31, 2012 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including its President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2012 of equity securities registered by us under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2012	8,182	$9.27	2,523
November 1-30, 2012	766	9.21	766
December 1-31, 2012	8,105	10.34	—
Total	17,053	$9.78	3,289	429,202	(2)

(1)
Includes shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under the 2003 Restated Employees’ Stock Incentive Plan.  The shares were subsequently canceled.

(2)
We initiated a stock repurchase program effective May 30, 2012.  We are authorized to purchase up to 500,000 shares of our common stock under the program.  The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by us and will depend on market conditions and other factors.  We anticipate the program will be funded from cash on hand and cash generated from operations.  The program does not incorporate a fixed expiration date.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statement of Comprehensive Income for the three months ended December 31, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2012.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	February 8, 2013	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 8, 2013	By /s/ James R. Brausen
James R. Brausen
Corporate Controller and Principal Financial Officer/Principal Accounting Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2012 and September 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2012 and 2011, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2011, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2012.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.