Form 10-Q
period 2013-03-31
KEY TECHNOLOGY INC
filed 2013-05-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2013

or

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

The number of shares outstanding of the registrant's common stock, no par value, on May 3, 2013 was 6,170,403 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2013

PART I

ITEM 1.	FINANCIAL STATEMENTS
KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND SEPTEMBER 30, 2012

	March 31, 2013	September 30, 2012
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$19,245	$23,755
Trade accounts receivable, net of allowance for doubtful accounts of $297 and $190, respectively	15,053	11,426
Inventories:
Raw materials	10,296	8,659
Work-in-process and sub-assemblies	13,011	8,656
Finished goods	11,945	5,851
Total inventories	35,252	23,166
Deferred income taxes	3,457	2,854
Prepaid expenses and other assets	3,334	2,992
Total current assets	76,341	64,193
Property, plant and equipment, net	18,100	18,370
Deferred income taxes	548	—
Goodwill	11,294	2,524
Investment in Proditec	1,148	1,153
Intangibles and other assets, net	11,271	115
Total	$118,702	$86,355
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,101	$4,550
Accrued payroll liabilities and commissions	7,449	5,194
Customers' deposits	16,399	5,213
Accrued customer support and warranty costs	2,746	2,263
Customer purchase plans	1,409	956
Income taxes payable	1,133	2
Current portion of long-term debt	914	364
Other accrued liabilities	1,392	1,515
Total current liabilities	38,543	20,057
Long-term debt	5,941	4,833
Deferred income taxes	5,029	1,434
Other long-term liabilities	525	601
Shareholders' equity:
Common stock	29,382	21,806
Warrants	665	—
Retained earnings and other shareholders' equity	38,617	37,624
Total shareholders' equity	68,664	59,430
Total	$118,702	$86,355
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012
	(in thousands, except per share data)
Net sales	$35,486	$27,249
Cost of sales	22,673	19,332
Gross profit	12,813	7,917
Operating expenses:
Sales and marketing	4,740	4,558
Research and development	2,296	2,067
General and administrative	2,836	2,079
Amortization of intangibles	148	4
Total operating expenses	10,020	8,708
Gain on disposition of assets	29	1
Earnings (loss) from operations	2,822	(790)
Other income (expense)	10	(277)
Earnings (loss) before income taxes	2,832	(1,067)
Income tax expense (benefit)	686	(341)
Net earnings (loss)	$2,146	$(726)

Net earnings (loss) per share
- basic	$0.38	$(0.13)
- diluted	$0.38	$(0.13)

Shares used in per share calculations - basic	5,687	5,416

Shares used in per share calculations - diluted	5,692	5,416
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012
	(in thousands, except per share data)
Net sales	$55,339	$53,221
Cost of sales	36,043	36,743
Gross profit	19,296	16,478
Operating expenses:
Sales and marketing	8,596	8,859
Research and development	4,033	4,066
General and administrative	4,965	4,545
Amortization of intangibles	152	8
Total operating expenses	17,746	17,478
Gain on disposition of assets	50	2
Earnings (loss) from operations	1,600	(998)
Other income (expense)	(53)	(427)
Earnings (loss) before income taxes	1,547	(1,425)
Income tax expense (benefit)	275	(456)
Net earnings (loss)	$1,272	$(969)

Net earnings (loss) per share
- basic	$0.23	$(0.18)
- diluted	$0.23	$(0.18)

Shares used in per share calculations - basic	5,493	5,348

Shares used in per share calculations - diluted	5,498	5,348
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ending March 31,		Six Months Ending March 31,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net earnings (loss)	$2,146	$(726)	$1,272	$(969)
Other comprehensive income (loss):
Foreign currency translation adjustment	(536)	58	(481)	(42)
Unrealized changes in fair value of derivatives	55	57	84	40
Reclassification adjustment for foreign currency translation included in net earnings (loss)	—	209	—	209
Income tax (expense) benefit related to items of comprehensive income (loss)	163	(111)	135	(71)
Total comprehensive income (loss)	$1,828	$(513)	$1,010	$(833)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$1,272	$(969)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on disposition of assets	(50)	(2)
Foreign currency exchange gain	(9)	(2)
Depreciation and amortization	2,162	1,808
Share based payments	549	503
Reclassification from other comprehensive income	—	209
Excess tax benefits from share based payments	(20)	(27)
Deferred income taxes	(1,103)	213
Deferred rent	(12)	(16)
Bad debt expense	(5)	(4)
Changes in assets and liabilities:
Trade accounts receivable	(2,997)	(2,351)
Inventories	(4,232)	(878)
Prepaid expenses and other current assets	236	(508)
Income taxes receivable	280	263
Intangibles and other long term assets	(135)	—
Accounts payable	472	(558)
Accrued payroll liabilities and commissions	1,814	522
Customers’ deposits	9,461	(1,183)
Accrued customer support and warranty costs	383	(564)
Income taxes payable	1,101	(67)
Other accrued liabilities	(34)	(810)
Other	3	(3)
Cash provided by (used in) operating activities	9,136	(4,424)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	67	8
Purchases of property, plant and equipment	(1,462)	(1,180)
Cash paid for the acquisition of Visys, net of cash acquired	(11,607)	—
Cash used in investing activities	(13,002)	(1,172)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(222)	$(172)
Excess tax benefits from share based payments	20	27
Proceeds from issuance of common stock	63	35
Issuance costs of stock and warrants	(188)	—
Exchange of shares for statutory withholding	(216)	(140)
Stock buyback	(30)	(45)
Cash used in financing activities	(573)	(295)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(71)	(15)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,510)	(5,906)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	23,755	28,754

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$19,245	$22,848

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$128	$156
Cash paid (refunded) during the period for income taxes	$21	$(715)

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Common stock issued for acquisition	$7,326	$—
Warrants issued for acquisition	$728	$—

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The results of operations for the three and six-month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2013 and the results of its operations and its cash flows for the three and six-month periods ended March 31, 2013 and 2012.

2.	Acquisition

Effective February 28, 2013, the Company acquired all the outstanding stock of Visys N.V., a privately-held Belgian company. Accordingly, the results of operations for Visys N.V. have been included in the accompanying consolidated financial statements from that date forward. The acquisition was made for the purpose of acquiring and developing next-generation technologies and expanding our product offerings consistent with our strategic growth initiatives.

Fair Value of Consideration - Consideration for the acquisition consisted of the following (at fair value):

Cash	$13,200
Common shares of the company issued (600,000 shares)	7,326
Warrants issued (250,000)	728
Total	$21,254

Fair value of the Company's common shares issued was determined on the basis of the closing market price on the date of the closing of the acquisition. The fair value of the warrants was determined with a Black-Scholes valuation model using the current stock price at the acquisition date, time until expiration, a 34% volatility rate and a 0.36% risk-free interest rate. The warrants may be exercised within three years after the date of issue at a price per share of $11.78 as stated in the agreement. One-half of the warrants may be exercised following the first anniversary of the closing date and the other half following the second anniversary of the closing date. The warrants may be exercised for cash or on a cashless basis.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The Company is in the process of finalizing valuations of certain intangible assets; thus, the provisional measurements of intangible assets, goodwill and deferred income tax assets are subject to change.

Cash	$1,593
Accounts receivable	668
Inventory	8,250
Property and equipment	299
Other assets	848
Intangible assets (identifiable)	11,400
Current liabilities, including current portion of long term debt	(5,609)
Long term debt	(1,372)
Deferred taxes	(3,794)
Total identifiable net assets	12,283
Goodwill	8,971
$21,254

Goodwill - Goodwill in the amount of $9.0 million based upon provisional measurements was recognized in the acquisition of Visys N.V. and is attributable to the benefits expected to arise after the acquisition, including additional distribution and market penetration, which can be leveraged from the combined product portfolios. None of the total amount of goodwill recognized is expected to be deductible for income tax purposes.

The fair value of accounts receivables acquired is $668,000 with the gross contractual amount being $790,000. The Company expects $122,000 to be uncollectible. The fair value of the $1.9 million of debt assumed in the acquisition approximates its carrying value.

The fair value of inventory acquired includes an increase of $1.8 million related to the fair value adjustment of the acquisition date inventory.

Identified intangible assets acquired includes:

	Amount	Average Life
	(in thousands)	(Years)
Developed technology	$5,000	8
Patents	3,300	16
Non-compete agreements	1,600	3
Trade name	1,000	8
Customer relationships	500	4
	$11,400

The identifiable intangible assets of $11.4 million are subject to a weighted-average useful life of approximately 9.4 years. As noted earlier, the fair value of the acquired identifiable intangible assets is provisional pending the final valuations for these assets.

Pro forma Information - The amounts of Visys N.V. net sales and net earnings included in the consolidated income statement from the date of acquisition for 2013 was $524,000 and $(308,000), respectively. The following consolidated pro forma information is based on the assumption that the acquisition occurred on October 1, 2011 (in thousands except per share data).

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net sales	$37,609	$29,190	$60,105	$58,332
Net earnings (loss)	$2,619	$(1,209)	$1,411	$(1,303)
Pro forma net earnings (loss) per share	$0.43	$(0.20)	$0.24	$(0.16)
Pro forma weighted average shares outstanding	6,079	6,016	5,995	5,948

Pro forma net income was adjusted to exclude $552,000 and $785,000 of acquisition-related costs incurred in the three and six month periods ending March 31, 2013, respectively and $67,000 of non-recurring expenses related to the fair value adjustment of acquired inventory for the three and six month period ending March 31, 2013.

Acquisition-Related Costs - Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of $785,000 have been charged directly to operations and are included in Operating expenses as General and Administrative expenses in the 2013 consolidated income statement. The Company also recognized $188,000 in costs associated with issuing the common stock and warrants issued as consideration in the acquisition. Those costs were deducted from the recognized proceeds of issuance within stockholders' equity.

Litigation - The acquired company is subject to litigation proceedings in Belgium and the Netherlands for alleged patent infringement and unfair competition claims seeking damages for lost profits, procedural costs and other damages. The cumulative amount of claims is in excess of €12 million. As a result of our due diligence investigation in connection with the acquisition of Visys, the Company believes the claims are without merit and intends to pursue its defenses in these proceedings. As a result, no provision has been recorded for these claims.

3.	Share-based compensation

During the six-month period ended March 31, 2013, the Company granted 161,526 shares of service-based stock awards.  The fair value of these grants ranged between $9.61 and $12.21 per share based on the fair market value at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from September 2013 through February 2016. During the six-month period ended March 31, 2013, the Company also granted 74,323 shares of performance-based stock awards. The fair value of these grants was $9.61 per share based on the fair market value at the grant date. The restrictions on the shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2015 and continued employment through December 15, 2015. The Company estimates that it is less than probable that the performance-based objectives on any of the performance-based awards granted in fiscal 2013 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2013 related to these awards.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Cost of goods sold	$28	$23	$84	$40
Operating expenses	241	277	465	463
Total share-based compensation expense	$269	$300	$549	$503

Share-based compensation expense remaining capitalized in inventory at March 31, 2013 and 2012 was $15,000 and $7,000, respectively.

4.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	For the three months ended March 31, 2013			For the three months ended March 31, 2012
	Earnings	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$2,146	5,687	$0.38	$(726)	5,416	$(0.13)
Effect of dilutive securities:
Common stock options	—	4		—	—
Warrants	—	1		—	—
Diluted EPS:
Net earnings (loss) plus assumed conversions	$2,146	5,692	$0.38	$(726)	5,416	$(0.13)

	For the six months ended March 31, 2013			For the six months ended March 31, 2012
	Earnings	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$1,272	5,493	$0.23	$(969)	5,348	$(0.18)
Effect of dilutive securities:
Common stock options	—	5		—	—
Warrants	—	—		—	—
Diluted EPS:
Net earnings (loss) plus assumed conversions	$1,272	5,498	$0.23	$(969)	5,348	$(0.18)

The weighted-average number of diluted shares does not include the potential issuance of common shares which are anti-dilutive.  Common stock equivalent shares for the assumed exercise of warrants are calculated using the treasury stock method. The following potential common shares at March 31, 2013 and 2012 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Common shares from:
Assumed exercise of stock options	10,000	35,000	15,000	35,000
Warrants	—	—	250,000	—

The options expire on dates beginning in February 2014 through February 2015.  The warrants expire in March 2016.

5.	Other comprehensive income

In the second quarter of fiscal 2012, the Company reclassified losses of $209,000 for accumulated currency translation adjustments from Other Comprehensive income to the results of operations in Other income (expense).This reclassification was related to an operational restructuring where the Company announced that it believed it could most effectively address the China market through its existing distributor and representative partnerships. Operations related to the China market would continue through these sales channels and internal sales functions in the United States. In fiscal 2012, as part of the implementation of this decision, the Company closed its small China sales office operating as a wholly-owned foreign subsidiary, Key Technology (Shanghai) Trading Co. Ltd., which resulted in the liquidation of the assets and liabilities of the foreign subsidiary.

6.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  Changes in the estimated effective income tax rate are accounted for in the period the change in estimate occurs.  Subsequent to the end of the first quarter of fiscal 2013, the American Taxpayer Relief Act was enacted which renewed the research and development tax credit for a two-year period retroactive to January 1, 2012. In the second quarter of fiscal 2013, income tax expense was reduced by approximately $191,000 for additional research and development tax credits related to expenditures incurred during fiscal 2012 due to changes in tax law that were enacted during the quarter to retroactively renew these tax credits.  In addition, the income tax expense for the three-month period ending March 31, 2013 was reduced by estimated research and development tax credits for the six-month period then ended to reflect the retroactive renewals.

7.	Derivative instruments

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

At March 31, 2013, the Company had an interest rate swap of $5.0 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At March 31, 2013, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $416,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statement of Operations related to the swap agreement during the six months ended March 31, 2013, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $55,000 and $84,000 during the three and six-month periods ending March 31, 2013, respectively, were recorded as part of Other Comprehensive Income in the Shareholders' Equity section of the Company's Unaudited Condensed Consolidated Statement of Comprehensive Income.  During the three and six-month periods ended March 31, 2013, the Company recorded $34,000 and $69,000, respectively, as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At March 31, 2013, the Company had a one-month undesignated forward exchange contract for €2.3 million ($2.9 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $6,000 and $73,000 were recorded for forward exchange contracts in the three and six-month periods ended March 31, 2013 as a component of foreign currency losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statement of Operations.  The losses on the Company's foreign exchange contracts are generally offset by gains recorded on the underlying assets or liabilities held in foreign currencies.  At March 31, 2013, the Company had assets of $34,000 for settlements under these forward contracts in Other Current Assets on the Company's Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2012, the Company had liabilities of $252,000 for forward contracts in Other Accrued Liabilities on the Company's Consolidated Balance Sheet.

8.	Fair value measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

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

	Fair Value Measurements at March 31, 2013 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(416)	—	$(416)
Forward exchange contracts	—	$—	—	$—

At March 31, 2013, the Company also had long-term debt of approximately $6.9 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At March 31, 2013, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million.  This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

9.	Financing arrangements

The Company's domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company's option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company's achievement of a specified financial ratio.  The Company's prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company's BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At March 31, 2013, the interest rate would have been 1.70% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At March 31, 2013, the Company had no borrowings outstanding under the revolving line of credit and $399,000 in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.0 million was outstanding as of March 31, 2013.  The term loan provides for a mortgage on the Company's Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender. On February 12, 2013, the relevant loan agreement covenant was amended to permit the acquisition of Visys NV.  At March 31, 2013, the Company was in compliance with its loan covenants.

The Company's credit accommodation with a commercial bank in the Netherlands provides a credit facility for its Dutch subsidiary.  This credit accommodation totals €1.75 million ($2.2 million) and includes an operating line of the lesser of €250,000 ($319,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($1.9 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At March 31, 2013, the interest rate was 5.95%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2012, the Company was in compliance with the tangible net worth covenant.  At March 31, 2013, the Company had no borrowings under this facility and had received bank guarantees of €2,132,000 ($2,720,314) under the bank guarantee facility.  The credit facility allows overages in the aggregate and on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company's credit accommodation with a commercial bank in Belgium provides a credit facility for its newly acquired Belgian subsidiary. This credit accommodation totals €2.7 million ($3.4 million) and includes an operating line of €800,000 ($1.0 million), a bank guarantee facility of €500,000 ($638,000) and loan agreement provisions of €1.4 million ($1.8 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At March 31, 2013, the interest rate was 9.75%. At March 31, 2013, the Company had no borrowings under the operating line. At March 31, 2013, the Company had various loans outstanding under the loan agreement provision totaling €1.3 million ($1.6 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between April 2013 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured as of December 31 of each fiscal year. At December 31, 2012, the Company was in compliance with the bank covenants. At March 31, 2013, the Company received bank guarantees of €173,000 ($221,000) under the bank guarantee facility. Additionally, the Company had a subordinated loan with another European lender of €156,000 ($200,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2013 and 2012 is as follows (in thousands):

	Six months ended March 31,
	2013	2012
Beginning balance	$2,030	$2,423
Warranty costs incurred	(1,561)	(1,276)
Warranty expense accrued	1,809	673
Translation adjustments	(6)	(13)
Acquired balance	107	—
Ending balance	$2,379	$1,807

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

Bank guarantees and letters of credit

At March 31, 2013, the Company had standby letters of credit totaling $3.3 million, which includes secured bank guarantees under the Company's domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount is comprised of approximately (i) $249,000 of outstanding performance guarantees secured by bank guarantees and a standby letter of credit for $150,000 securing certain self-insurance contracts related to workers compensation, under the Company's domestic credit facility, (ii) $2.7 million of outstanding performance guarantees secured by bank guarantees under the Company's Netherlands subsidiary’s credit facility, and (iii) $221,000 of outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

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

•	economic conditions in the food processing industry, either globally or regionally, may adversely affect our revenues;

•	the loss of any of our significant customers could reduce our revenues and profitability;

•	significant investments in unsuccessful research and development efforts could materially adversely affect our business;

•	industry consolidation could increase competition in the food processing equipment industry;

•	we are subject to price competition that may reduce our profitability;

•	the significance of major orders could result in significant fluctuation in quarterly operating results;

•	the failure of our independent sales representatives to perform as expected would harm our net sales;

•	we may make acquisitions that could disrupt our operations and harm our operating results;

•	our international operations subject us to a number of risks that could adversely affect our revenues, operating results and growth;

•	fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our liquidity and results of operations;

•	advances in technology by competitors may adversely affect our sales and profitability;

•	our existing and new products may not compete successfully in either current or new markets, which would adversely affect our sales and operating results;

•	our expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase our cost of operations and reduce gross margins and profitability;

•	our potential inability to obtain products and components from suppliers would adversely affect our ability to manufacture and market our products;

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

•	our dependence on certain suppliers may leave us temporarily without adequate access to raw materials or products;

•	our operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world;

•	the limited availability and possible cost fluctuations of materials used in our products could adversely affect our gross margins;

•	compliance with recently-passed health care legislation and increases in the cost of providing health care plans to our employees may adversely affect our business;

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

Overview

General

We and our operating subsidiaries design, manufacture, sell and service automation systems that process product streams of discrete pieces to improve safety and quality.  These systems integrate electro-optical automated inspection and sorting systems with process systems that include specialized conveying and preparation systems.  We provide parts and service for each of our product lines to customers throughout the world.  Industries served include food processing, as well as tobacco, plastics, pharmaceuticals and nutraceuticals.  We maintain two domestic manufacturing facilities and two European manufacturing facilities located in Belgium and the Netherlands.  We market our products directly and through independent sales representatives.

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

In the second quarter of fiscal 2013, we continued to see strong quote activity, most significantly in our potato and processed fruit and vegetable markets. For the third consecutive quarter, we realized strong bookings, most significantly in the potato industry, including several significant french fry orders across multiple geographic regions. We believe this is partially the result of cyclical demand, but also the result of our customers looking to improve yields and reduce operating costs to remain competitive in their industry and meet demand in emerging markets, particularly in the potato markets. We remain encouraged by the potential opportunities in our core markets and primary geographic regions.

Acquisition

Effective February 28, 2013, we completed the acquisition of Visys NV ("Visys"), a Belgian supplier of high-end digital sensor-based optical sorters. We acquired 100% of the outstanding shares of Visys for approximately $21.3 million, consisting of $13.2 million in cash, 600,000 shares of our common stock and 250,000 warrants to purchase our common stock. The acquisition expands our product lines and augments our technological base and capacity, and is also expected to expand our addressable markets and accelerate our development of next generation sorting solutions. The acquisition implements several of the strategic initiatives we outlined in our annual report. Visys has been included in our operating results for the period from the date of acquisition. Further information regarding the acquisition is contained in Footnote 2 to the Unaudited Condensed Consolidated Financial Statements.

Current period – second quarter of fiscal 2013

Net sales of $35.5 million in the second fiscal quarter of 2013 were $8.2 million, or 30%, higher than net sales of $27.2 million in the corresponding quarter a year ago. The higher net sales in the second quarter of fiscal 2013 were primarily the result of the higher backlog entering the quarter, particularly for the Veo™, ADR®, Raptor and upgrade product lines.  International sales were

42% of net sales for the second fiscal quarter of 2013, compared to 44% in the corresponding prior-year period.  Backlog of $50.1 million at the end of the second fiscal quarter of 2013 represented a $15.4 million, or 45%, increase from the ending backlog of $34.7 million at the end of the corresponding quarter a year ago.

Orders in the second quarter of fiscal 2013 of $32.7 million were up $7.8 million, or 31%, compared to the orders of $24.9 million in the second quarter of fiscal 2012.  Orders increased 43% for automated inspection system product lines, primarily in the Manta®, Tegra®, Raptor and tobacco product lines, partially offset by decreases in Veo product orders due to timing.  Process system orders were up 23%.  Orders also increased most significantly in the North American potato and processed fruit and vegetable markets.

Gross margin percentages in the second quarter of fiscal 2013 increased significantly from the margins for the second quarter of fiscal 2012 due to a favorable product mix and effective factory utilization. Net earnings for the second quarter of fiscal 2013 were $2.1 million, or $0.38 per diluted share.  The net loss for the corresponding three-month period last year was $726,000, or $0.13 per diluted share.  The increase in net earnings in the more recent three-month period is primarily due to higher net sales and improved gross margins, offset by higher operating expenses as a result of higher net sales and acquisition related expenses. We anticipate gross margin dollars will be lower in the second half of fiscal 2013 compared to the second quarter of fiscal 2013 due to a less favorable product mix and the effects of acquisition related fair value adjustments to acquired inventory.

First six months of fiscal 2013

In the first half of fiscal 2013, net sales and net earnings increased compared to the corresponding period in the prior fiscal year. Net sales were up 14% in parts and service, 4% in process systems and essentially the same for automated inspection systems. Net sales for automated inspection systems increased significantly in the ADR and Veo product lines, offset by decreases in the Manta, Raptor and tobacco product lines. Net sales of $55.3 million for the first six months of fiscal 2013 were $2.1 million, or 4%, higher than net sales of $53.2 million in the corresponding period a year ago. International sales were 46% of net sales for the first six months of fiscal 2013 compared to 44% in the corresponding prior year period. Customer orders in the first half of fiscal 2013 of $70.8 million were up $19.3 million, or 38%, compared to the orders of $51.5 million in the first half of fiscal 2012. Customer orders increased 68% in automated inspection systems and 20% in both process systems and parts and service. Orders for automated inspection systems increased most significantly in the Manta, Tegra, Veo, Raptor and tobacco product lines. Orders for process systems increased in vibratory products in North America and Europe and other vibratory products, partially offset by decreases in rotary sizers and graders, freshcut product lines and third-party equipment. Orders also increased across the Company's major geographical regions, most significantly in the North American potato market. The net earnings for the first half of fiscal 2013 were $1.3 million, or $0.23 per diluted share. The net loss for the corresponding six-month period last year was $969,000, or $0.18 per diluted share. The increase in net earnings is primarily due to the increased net sales and higher gross margins due to favorable product mix.

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, we sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale. Our newly acquired subsidiary Visys NV generally defers revenue recognition until after installation and training at the customer site. Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  We typically have a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  Our sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At March 31, 2013, we had invoiced $7.3 million, compared to $2.4 million at September 30, 2012, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of March 31, 2013, the balance sheet included allowances for doubtful accounts of $297,000 as compared to $190,000 at September 30, 2012.  Amounts charged to bad debt expense for the six-month period ended March 31, 2013 and 2012, respectively, were $(5,000) and $(4,000).  Actual charges to the allowance for doubtful accounts for the six-month period ended March 31, 2013 and 2012, respectively, were $6,000 and $(4,000).  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At March 31, 2013, cumulative inventory adjustments to the lower of cost or market totaled $3.4 million compared to $2.1 million as of March 31, 2012.  Amounts charged to expense to record inventory at lower of cost or market for the six-month period ended March 31, 2013 and 2012 were $951,000 and $635,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $247,000 and $447,000 for the six-month period ended March 31, 2013 and 2012, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of March 31, 2013, we held $40.7 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. In fiscal 2012, we evaluated our then existing $2.5 million of goodwill using the conventional market and income approaches to determine fair value. As part of that evaluation, estimates of fair value did not exceed the carrying value of its single reporting unit by more than 10%. The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition. The market approach employs market multiples for comparable publicly traded companies. Estimates of fair value are established using current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. As noted above, estimates of future cash flows are critical to this assessment and estimates and assumptions are required in applying the income and market approaches which by their nature have an implied degree of uncertainty. These estimates, assumptions and valuations could be adversely affected if there are significant further reductions in stock price, significantly less than estimated actual results of operations or changes in forecasted results of operations. We have not performed additional valuations since the acquisition of Visys NV but based on our internal estimates done in conjunction with the acquisition we believe the fair value of the Company far exceeds its carrying value. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of March 31, 2013, the balance sheet included warranty reserves of $2.4 million. Warranty charges of $1.6 million were incurred during the six-month period then ended. Warranty reserves were $1.8 million as of March 31, 2012 and warranty charges of $1.3 million were incurred during the six-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At March 31, 2013, we had valuation reserves of approximately $201,000 for deferred tax assets for capital loss carryforwards, acquired NOL carryforwards in the United States that we do not expect to be utilized, and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for European and Chinese deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the six-month period ended March 31, 2013, we recorded offsetting amounts of $74,000 of valuation reserves for European deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods. As these were offsetting amounts, these changes had no effect on net earnings. We also added $24,000 of valuation reserves as part of the acquisition of Visys NV for NOL carryforwards that we do not expect to be utilized.  There were no other material valuation allowances at March 31, 2013 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2013, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

Subsequent to the end of the first quarter of fiscal 2013, the American Taxpayer Relief Act was enacted which renewed the research and development tax credit for a two-year period retroactive to January 1, 2012. In the second quarter of fiscal 2013, income tax expense was reduced by approximately $191,000 for additional research and development tax credits related to expenditures incurred during fiscal 2012 due to changes in tax law that were enacted during the quarter to retroactively renew these tax credits.  In addition, the income tax expense for the six-month period ending March 31, 2013 was reduced by estimated research and development tax credits for the six-month period then ended to reflect the retroactive renewals.

Results of Operations

For the three months ended March 31, 2013 and 2012

Net sales increased $8.2 million, or 30%, to $35.5 million in the second quarter of fiscal 2013 from $27.2 million recorded in the corresponding quarter a year ago.  International sales for the three-month period ending March 31, 2013 were 42% of net sales compared to 44% in the corresponding prior year period.  The increase in net sales occurred primarily in North America and Europe and most significantly in the potato and other food markets, partially offset by decreases in the processed fruit and vegetable market. Approximately $524,000 of the increase in net sales resulted from the inclusion of the net sales of Visys NV after the date of the acquisition. Increases in net sales occurred primarily in automated inspection systems, which were up $6.1 million, or 53%. The increase in automated inspection system sales was primarily in the Veo, ADR, Raptor and upgrade product lines partially offset by decreases in Manta shipments. Process systems net sales increased $1.0 million, or 9%, to $11.7 million in the second quarter of fiscal 2013. Increases in process system sales related primarily to vibratory products both in North America and in Europe, partially offset by an decrease in third-party equipment and freshcut product lines. Parts and service sales were up $1.2 million, or 23%. Automated inspection systems sales, including upgrade systems, represented 49% of net sales in the second quarter of fiscal 2013 compared to 42% of net sales in the second quarter of fiscal 2012.  Process systems sales represented 33% of net sales in the second quarter of fiscal 2013 compared to 39% during the second quarter of fiscal 2012, while parts and service sales accounted for 18% of net sales in the second quarter of fiscal 2013 compared to 19% in the prior comparable period. We expect net sales in the third quarter of fiscal 2013 to increase slightly from the net sales reported in the second quarter of fiscal 2013.

Total backlog was $50.1 million at the end of the second quarter of fiscal 2013 and was $15.4 million, or 44%, higher than the $34.7 million backlog at the end of the second quarter of the prior fiscal year.  Automated inspection systems backlog increased by $7.6 million, or 43%, to $25.4 million at the end of the second quarter of fiscal 2013 compared to $17.8 million at the same time a year ago.  The backlog increase for automatic inspection systems was primarily in the Manta, Tegra and tobacco product lines offset by decreases in the Veo and Optyx product lines.  Automated inspection systems backlog also includes approximately $3.2 million of backlog acquired through the acquisition of Visys. Backlog for process systems was up $7.1 million, or 45%, to $22.9 million at March 31, 2013 compared to $15.8 million at March 31, 2012.  The increase in the backlog for process systems was primarily driven by an increase in vibratory products in Europe and North America, system engineering, and other vibratory equipment, partially offset by a decrease in rotary sizers and graders and freshcut product lines.  Backlog by product line at March 31, 2013 was 51% automated inspection systems, 46% process systems, and 3% parts and service, essentially the same as at March 31, 2012.

Orders of $32.7 million in the second quarter of fiscal 2013 were $7.8 million, or 31%, higher than the second quarter new orders of $24.9 million a year ago.  Automated inspection systems orders increased $4.1 million, or 43%, during the second quarter of fiscal 2013 to $13.6 million compared to $9.5 million in the second quarter of fiscal 2012.  Orders for process systems during the second quarter of fiscal 2013 increased $2.4 million, or 23%, to $12.7 million from $10.3 million in the comparable quarter of fiscal 2012.  Orders for parts and service increased $1.3 million, or 26%, during the second quarter of fiscal 2013 to $6.4 million compared to $5.1 million in the second quarter of fiscal 2012.  The increase in orders for automated inspection systems occurred primarily in the Manta, Tegra, Raptor and tobacco product lines, partially offset by decreases in Veo product orders due to timing. The acquisition of Visys had minimal impact on orders during the quarter.  The increase in orders for process systems occurred primarily in vibratory products in North America and other vibratory equipment offset by decreases in rotary sizers and graders.  Orders were up significantly in North America and moderately in Europe and Asia-Pacific regions.  Orders increased in the potato and processed fruit and vegetable markets.

Gross profit for the second quarter of fiscal 2013 was $12.8 million compared to $7.9 million in the corresponding period last year.  Gross margin in the second quarter of fiscal 2013, as a percentage of net sales, increased to 36.1% compared to the 29.1% reported in the corresponding quarter of fiscal 2012.  This gross margin percentage for the second quarter of fiscal 2013 increased significantly due to a favorable product mix and effective factory utilization.  We anticipate gross margin percentages will be lower in the second half of fiscal 2013 compared to the second quarter of fiscal 2013 due to a less favorable product mix and the effects of acquisition related fair value adjustments to the acquired inventory.

Operating expenses of $10.0 million for the second quarter of fiscal 2013 were 28.2% of net sales compared to $8.7 million for the second quarter of fiscal 2012 and 32.0% of net sales. The amount of operating expenses increased due to the higher net sales, the inclusion of Visys operating expenses since the acquisition date, acquisition-related expenses of $552,000 incurred in the quarter and incentive compensation expense.  We expect operating expenses in the third quarter of fiscal 2013 to increase from the second quarter of fiscal 2013 as a result of the addition of Visys for a full quarter and increased amortization of acquisition-related intangibles.

The results of operations include one month of operations for our newly acquired Visys subsidiary. The subsidiary recorded a net loss of $308,000, after tax, during the period it was included in our operating results. The net loss included pre-tax expenses of $133,000 for amortization of intangibles and $67,000 of cost of goods sold related to the effects of the acquisition and fair value adjustments to inventory. These charges are recurring in nature. Approximately $1.7 million of fair value adjustments to inventory remain as of March 31, 2013, which will negatively affect cost of goods sold and gross margins as the acquired inventory is sold. Despite these acquisition-related charges, we expect the acquisition of Visys NV to be accretive to earnings within the first twelve months.

Other income (expense) for the second quarter of fiscal 2013 was $10,000 compared to other expense of $(277,000) for the corresponding period in fiscal 2012.  Other income (expense) decreased in the second quarter of fiscal 2013 compared to the corresponding period in fiscal 2012 due primarily to $209,000 of losses in the second quarter of fiscal 2012 due to the reclassification of accumulated foreign currency translation adjustments from other comprehensive income associated with an operational restructuring.

Net earnings for the quarter ending March 31, 2013 were $2.1 million, or $0.38 per diluted share.  Net loss for the same period last year was $726,000, or $0.13 per diluted share.  The higher net earnings in the second quarter of fiscal 2013 were primarily the result of higher net sales and improved gross margins, partially offset by higher operating expenses.

For the six months ended March 31, 2013 and 2012

Net sales in the first half of fiscal 2013 increased by $2.1 million, or 4%, to $55.3 million compared to $53.2 million for the same period in fiscal 2012. The increase in net sales occurred primarily in North America and Europe partially offset by a decrease in net sales in the Latin American and Asia Pacific regions. International sales for the more recent six-month period were 46% of net sales compared to 44% for the first half of fiscal 2012. Increases in total net sales for the first six months of fiscal 2013 compared to the same period in the prior year occurred in process systems sales which were up $0.7 million or 4% and parts and service sales which were up $1.5 million or 14%. Sales of automated inspection systems were comparable in both periods. Automated inspection system sales increased significantly in the ADR and Veo product lines with decreases in the Manta®, Raptor, and tobacco systems product lines. The increase in process systems sales related primarily to increases in the sales of vibratory systems, other process equipment, and rotary sizers and graders, partially offset by decreases in third-party equipment and freshcut products. Automated inspection systems net sales, including upgrade systems, represented 43% of net sales in the first half of fiscal 2013 compared to 45% of net sales in the first half of fiscal 2012. Process systems represented 35% of net sales in the first half of fiscal 2013 compared to 36% of net sales in the first six months of fiscal 2012. Parts and service and sales were 22% of net sales in the first half of fiscal 2013 and 19% for the first half of fiscal 2012.

New orders for the first six months of fiscal 2013 increased $19.3 million, or 38%, to $70.8 million compared to orders of $51.5 million for the first half of fiscal 2012. Orders for automated inspection systems increased approximately $12.7 million, or 68%, to $31.3 million compared to $18.6 million in the first six months of fiscal 2012. Orders for automated inspection systems increased most significantly in the Manta, Tegra, Veo, Raptor and tobacco product lines. Orders for process systems increased $4.5 million, or 20%, to $27.1 million compared to $22.6 million in the first six months of fiscal 2012. Orders for process systems increased for vibratory products, in North America and Europe, and other vibratory products, offset by decreases in rotary sizers and graders, freshcut product lines and third party equipment. Orders for parts and service were $12.3 million, up $2.0 million, or 20%, from $10.3 million in the prior year. The increase in orders as compared to the prior year occurred particularly in the potato market and in most geographic markets other than Latin America, and increased most significantly in North America.

Gross profit for the first six months of fiscal 2013 was $19.3 million compared to $16.5 million in the corresponding period last year. Gross margin in the first half of fiscal 2013 was 34.9% as compared to 31.0% reported for the same period of fiscal 2012. This gross margin percentage for the first six months of fiscal 2013 reflected a favorable product mix and effective factory utilization.

Operating expenses of $17.7 million for the first six months of fiscal 2013 were 32.1% of sales compared with $17.5 million, or 32.8%, of sales for the first half of fiscal 2012. Operating expenses for the first six months of fiscal 2013 were higher than the operating expenses for the first six months of fiscal 2012 due primarily to $785,000 of acquisition-related expenses, higher amortization of intangible assets and the inclusion of Visys for one month of the period. These increases were offset by savings from cost containment efforts initiated in the second half of the prior year.

Other expense for the first half of fiscal 2013 was $53,000 compared to other expense of $427,000 for the corresponding period in fiscal 2013. In the second quarter of fiscal 2012, the Company had $209,000 of accumulated foreign currency translation adjustments reclassified from other comprehensive income to the results of operations. Other expenses also decreased due to $52,000 of royalties earned in fiscal 2013, lower interest expense and lower other miscellaneous expenses.

Net earnings for the first six months of fiscal 2013 were $1,272,000, or $0.23 per diluted share. The net loss for the same period in fiscal 2012 was $969,000, or $0.18 per diluted share. The net earnings for the first six months of fiscal 2013 increased primarily due to higher net sales and higher gross margins due to a favorable product mix.

Liquidity and Capital Resources

In the first six months of fiscal 2013 net cash decreased by $4.6 million to $19.2 million on March 31, 2013 from $23.8 million on September 30, 2012.  Cash provided by operating activities was $9.1 million during the six-month period ended March 31, 2013.  Investing activities consumed $13.0 million of cash.  Financing activities used $573,000 of cash.  The effect of exchange rate changes on cash was $(71,000) during the first six months of fiscal 2013.

Cash provided by operating activities during the six-month period ended March 31, 2013 was $9.1 million.  For the first six months of fiscal 2013, net earnings were $1.3 million.  Non-cash items included in net earnings in the first six months of fiscal 2013, such as depreciation, amortization and share-based compensation, were approximately $1.5 million.  In the first six months of fiscal 2013, changes in non-cash working capital provided $6.4 million of cash from operating activities.  The major changes in current assets and liabilities were due primarily to increases in customer deposits of $9.5 million due to increased orders, backlog and related collections. In addition, there were increases of $1.8 million in accrued payroll liabilities and commissions due to higher net sales, timing of payroll items and accrued incentive compensation, increases in accounts payable of $472,000 due to higher production, increased income tax payable of $1.1 million due to the increase in earnings, and increases of $383,000 in accrued customer support costs due to the higher net sales. These increases were offset by increased inventory of $4.2 million due to the higher backlog and shipping schedule, and increases of $3.0 million in accounts receivable due to the higher net sales and timing of sales within the period.

For the first six months of fiscal 2012, $4.4 million of cash was used in operating activities, comprised of a net loss of $1.0 million; non-cash items such as depreciation, amortization and share-based compensation included in the net loss were $2.7 million; and changes in non-cash working capital used $6.1 million of cash. The primary changes to the first six months of fiscal 2013 as compared to the first six months of fiscal 2012 were the increase in net earnings and increases in non-cash working capital, such as customer deposits, generated by the higher backlog, orders and overall stronger financial results, partially offset by changes in deferred taxes.

Net cash used in investing activities was $13.0 million for the first six months of fiscal 2013 compared to net cash used in investing activities for the first six months of fiscal 2012 of $1.2 million.  Cash used for investing activities in fiscal 2013 consisted primarily of $13.2 million of cash used for the acquisition of Visys, net of cash of $1.6 million acquired in the transaction, and $1.5 million of capital expenditures. The net cash used in investing activities for the first six months of fiscal 2012 related entirely to capital expenditures.

Net cash used in financing activities during the first six months of fiscal 2013 was $573,000, compared with net cash used in financing activities of $295,000 during the corresponding period in fiscal 2012.  Net cash used in financing activities during the first six months of fiscal 2013 primarily resulted from $222,000 of repayments of long-term debt associated with our mortgage on our headquarters facility, $216,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, $188,000 of issuance costs of stock and warrants related to the acquisition, and $30,000 of stock repurchases partially offset by $63,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first six months of fiscal 2012 resulted mainly from payments on long-term debt of $172,000 and payroll taxes of $140,000 paid in connection with stock surrenders related to compensatory stock awards, and $45,000 of stock repurchases, partially offset by $35,000 of proceeds from the issuance of common stock.

Our domestic credit facility provides for a variable-rate revolving line of credit up to $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at our option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon our achievement of a specified financial ratio.  Our prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  Our BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At March 31, 2013, the interest rate would have been 1.70% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $5.0 million was outstanding as of March 31, 2013.  The term loan provides for a mortgage on our Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  We simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%. The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  On February 12, 2013, the relevant loan agreement covenant was amended to permit the acquisition of Visys NV. At March 31, 2013, we were in compliance with our loan covenants. At March 31, 2013, we had no borrowings outstanding under the revolving line of credit and $399,000 in standby letters of credit.

Our credit accommodation with a commercial bank in the Netherlands provides a credit facility for our Dutch subsidiary.  This credit accommodation totals €1.75 million ($2.2 million) and includes an operating line of the lesser of €250,000 ($319,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($1.9 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At March 31, 2013, the interest rate was 5.95%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2012, we were in compliance with the tangible net worth covenant.  At March 31, 2013, we had no borrowings under this facility and had received bank guarantees of €2,132,000 ($2,720,314) under the bank guarantee facility.  The credit facility allows overages in the aggregate and on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

Our credit accommodation with a commercial bank in Belgium provides a credit facility for our newly acquired Belgian subsidiary. This credit accommodation totals €2.7 million ($3.4 million) and includes an operating line of €800,000 ($1.0 million), a bank guarantee facility of €500,000 ($638,000) and loan agreement provisions of €1.4 million ($1.8 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At March 31, 2013, the interest rate was 9.75%. At March 31, 2013, we had no borrowings under the operating line. At March 31, 2013, we had various loans outstanding under the loan agreement provision totaling €1.3 million ($1.6 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between April 2013 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured as of December 31 of each fiscal year. At December 31, 2012, we were in compliance with the tangible net worth covenant. At March 31, 2013, we had received bank guarantees of €173,000 ($221,000) under the bank guarantee facility. Additionally, we had a subordinated loan with another European lender of €156,000 ($200,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

Our continuing contractual obligations and commercial commitments existing on March 31, 2013 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$6,855	$914	$1,615	$1,337	$2,989
Interest on long-term debt (2)	1,439	282	453	309	395
Operating leases	4,511	1,193	1,582	605	1,131
Purchase obligations (3)	2,666	1,866	800	—	—
Total contractual cash obligations	$15,471	$4,255	$4,450	$2,251	$4,515

(1)
We also have $76,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

We anticipate that current cash balances and ongoing cash flows from operations will be sufficient to fund our operating needs for the foreseeable future. We also have significant credit lines available if needed.  At March 31, 2013, we had standby letters of credit totaling $3.3 million, which includes secured bank guarantees under our domestic and European credit facilities and letters of credit securing certain self-insurance contracts.  If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our operations in Australia and Latin America, transactions denominated in the local currencies of those countries may increase.  As of March 31, 2013, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $8,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At March 31, 2013, we held a 30-day forward contract for €2.3 million ($2.9 million).

As of March 31, 2013, the Euro lost approximately 1% in value against the U.S. dollar compared to its value at September 30, 2012.  During the six-month period ended March 31, 2013, changes in the value of the Euro against the U.S. dollar ranged between a 1% loss and a 5% gain as compared to the value at September 30, 2012.  Most other relevant foreign currencies gained in value against the U.S. dollar during the first six months of fiscal 2013.  The effect of these fluctuations on our operations and financial results during the first six months of fiscal 2013 were:

•
Translation adjustments of $(318,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. and Visys NV into U.S. dollars and, to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the Peso balance sheet of Productos Key Mexicana, S. de R.L. de C.V., and the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd.

•
Foreign exchange gains of $9,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Mexican, and Singapore operations.

When the U.S. dollar strengthens on the world markets, our market and economic outlook for international sales could be adversely affected as products sold to international customers become relatively more expensive to those customers.  Conversely, a relatively weaker U.S. dollar makes our U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially more profitable to us when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  A relatively stronger U.S. dollar on world markets, especially as measured against the Euro, may adversely affect our market and economic outlook for international sales.  Our Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company. Our Belgian-based subsidiary will also transact business primarily in Euros and is expected to have significant exports to the U.S.-based parent company.

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on our achievement of a specified financial ratio.  We may borrow on our Netherlands credit facility at the lender’s prime rate plus 175 basis points.  We may borrow on our Belgian credit facility at the lenders prime rate plus 1.25%. At March 31, 2013, we had no borrowings under these arrangements.  During the six-month period ended March 31, 2013, interest rates applicable to these variable rate credit facilities ranged from 1.70% to 9.75%.  At March 31, 2013, the rate was 1.70% on our domestic credit facility, 5.95% on our Netherlands credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  Our mortgage bears interest at the BBA LIBOR rate plus 140 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  Long term fixed-rate borrowings at our Belgian subsidiary bear interest rates ranging from 2.91% to 4.99%. As of March 31, 2013, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of its President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer, has evaluated our disclosure controls and procedures at March 31, 2013 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Corporate Controller and Principal Financial Officer/Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. We acquired Visys NV on February 28, 2013 and have not yet included Visys NV in our assessment of the effectiveness of our internal control over financial reporting.  As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting at Visys NV. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted in the year of acquisition from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting.  For the second quarter of fiscal 2013, Visys NV accounted for $524,000 of our total net sales and as of March 31, 2013 had total assets of $31.1 million.
Other than the acquisition of Visys NV, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

On January 27, 2006, Belgian Electronics Sorting Technologies NV ("BEST") filed a complaint in the Court of First Instance in Antwerp, Belgium against our subsidiary Visys, acquired on February 28, 2013, alleging infringement of BEST's patent on a sorting apparatus with a laser detection system. BEST seeks injunctive relief, and damages and costs aggregating approximately €12,750,000. Visys has introduced certain counterclaims and commenced related proceedings in the Netherlands alleging the invalidity of the principal patent in question. In October 2012, the invalidity claim was partially granted by the Dutch court. Oral argument is now scheduled in the Belgian proceeding for September 2013, with a possible decision expected by the end of 2013.

In addition, on August 17, 2007, BEST started entitlement proceedings in the Court of First Instance in Antwerp related to two patents of Visys which Visys does not currently use. This case is set for trial before the Court of Appeal of Antwerp in June 2013. On June 29, 2011, BEST commenced nearly identical entitlement proceedings in the Commercial Court of Antwerp regarding a U.S. patent of Visys that is part of the same patent family as is at issue in the entitlement proceeding set for trial in the Court of Appeal. The judge in the Commercial Court has stayed these proceedings until the decision of the Court of Appeal.

Lastly, on April 30, 2008, BEST initiated proceedings against Visys for trademark infringement and unfair competition, which proceedings have been dismissed by the Court of Appeal of Antwerp. The Belgian Supreme Court confirmed this decision, except for two claims related to unfair trade practices concerning use of meta tags and a domain name. These issues were appealed and argued before the European Court of Justice in January 2013. We currently believe the financial consequences of those remaining claims are not material.

As a result of our due diligence investigation in connection with the acquisition of Visys, we believe BEST's claims against Visys are without merit, and Visys intends to pursue its defenses in these proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by us or on our behalf during the quarter ended March 31, 2013 of equity securities registered by us under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2013	—	$—	—
February 1-28, 2013	3,631	12.18	—
March 1-31, 2013	2,892	12.33	—
Total	6,523	$12.25	—	429,202	(2)

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

ITEM 6.	EXHIBITS

10.1	Amendment No. 4 to Loan Agreement, dated February 12, 2013, between Registrant and Bank of America, N.A.

10.2	Credit Agreement between Visys NV and KBC Bank NV, dated October 7, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and September 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statement of Comprehensive Income for the three and six months ended March 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2013.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	May 9, 2013	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2013	By /s/ James R. Brausen
James R. Brausen
Corporate Controller and Principal Financial Officer/Principal Accounting Officer
(Principal Financial Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE SIX MONTHS ENDED MARCH 31, 2013

EXHIBIT INDEX

Exhibit
10.1	Amendment No. 4 to Loan Agreement, dated February 12, 2013, between Registrant and Bank of America, N.A.

10.2	Credit Agreement between Visys NV and KBC Bank NV, dated October 7, 2004

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and September 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2013.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.