Form 10-Q
period 2013-06-30
KEY TECHNOLOGY INC
filed 2013-08-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2013

or

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

The number of shares outstanding of the registrant's common stock, no par value, on July 31, 2013 was 6,168,803 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2013

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND SEPTEMBER 30, 2012

	June 30, 2013	September 30, 2012
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$19,837	$23,755
Trade accounts receivable, net of allowance for doubtful accounts of $297 and $190, respectively	13,922	11,426
Inventories:
Raw materials	11,699	8,659
Work-in-process and sub-assemblies	10,865	8,656
Finished goods	11,225	5,851
Total inventories	33,789	23,166
Deferred income taxes	4,693	2,854
Prepaid expenses and other assets	4,921	2,992
Total current assets	77,162	64,193
Property, plant and equipment, net	17,768	18,370
Deferred income taxes	473	—
Goodwill	11,446	2,524
Investment in Proditec	1,148	1,153
Intangibles and other assets, net	11,041	115
Total	$119,038	$86,355
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$7,100	$4,550
Accrued payroll liabilities and commissions	8,261	5,194
Customers' deposits	13,338	5,213
Accrued customer support and warranty costs	3,254	2,263
Customer purchase plans	1,673	956
Income taxes payable	1,102	2
Current portion of long-term debt	880	364
Other accrued liabilities	1,312	1,515
Total current liabilities	36,920	20,057
Long-term debt	5,765	4,833
Deferred income taxes	5,148	1,434
Other long-term liabilities	396	601
Shareholders' equity:
Common stock	29,725	21,806
Warrants	665	—
Retained earnings and other shareholders' equity	40,419	37,624
Total shareholders' equity	70,809	59,430
Total	$119,038	$86,355
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012
	(in thousands, except per share data)
Net sales	$39,433	$34,620
Cost of sales	26,131	24,163
Gross profit	13,302	10,457
Operating expenses:
Sales and marketing	5,301	4,740
Research and development	2,825	2,492
General and administrative	2,451	2,740
Amortization of intangibles	418	4
Total operating expenses	10,995	9,976
Loss on disposition of assets	(1)	(16)
Earnings from operations	2,306	465
Other income (expense)	(208)	(92)
Earnings before income taxes	2,098	373
Income tax expense	654	109
Net earnings	$1,444	$264

Net earnings per share
- basic	$0.23	$0.05
- diluted	$0.23	$0.05

Shares used in per share calculations - basic	6,176	5,456

Shares used in per share calculations - diluted	6,219	5,463
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012
	(in thousands, except per share data)
Net sales	$94,772	$87,840
Cost of sales	62,174	60,906
Gross profit	32,598	26,934
Operating expenses:
Sales and marketing	13,897	13,599
Research and development	6,857	6,558
General and administrative	7,416	7,285
Amortization of intangibles	570	12
Total operating expenses	28,740	27,454
Gain (loss) on disposition of assets	49	(14)
Earnings (loss) from operations	3,907	(534)
Other income (expense)	(262)	(518)
Earnings (loss) before income taxes	3,645	(1,052)
Income tax expense (benefit)	929	(347)
Net earnings (loss)	$2,716	$(705)

Net earnings (loss) per share
- basic	$0.47	$(0.13)
- diluted	$0.47	$(0.13)

Shares used in per share calculations - basic	5,724	5,404

Shares used in per share calculations - diluted	5,730	5,404
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Net earnings (loss)	$1,444	$264	$2,716	$(705)
Other comprehensive income (loss):
Foreign currency translation adjustment	378	(92)	(103)	(134)
Unrealized changes in fair value of derivatives	162	(123)	247	(83)
Reclassification adjustment for foreign currency translation included in net earnings (loss)	—	—	—	209
Income tax (expense) benefit related to items of comprehensive income (loss)	(185)	74	(49)	3
Total comprehensive income (loss)	$1,799	$123	$2,811	$(710)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$2,716	$(705)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain (loss) on disposition of assets	(49)	14
Foreign currency exchange loss	80	34
Depreciation and amortization	3,502	2,710
Share based payments	902	901
Reclassification from other comprehensive income	—	209
Excess tax benefits from share based payments	(30)	(41)
Deferred income taxes	(2,394)	(153)
Deferred rent	(9)	(24)
Bad debt expense	(9)	12
Changes in assets and liabilities:
Trade accounts receivable	(1,841)	(5,003)
Inventories	(2,645)	181
Prepaid expenses and other current assets	(1,378)	380
Income taxes receivable	278	622
Intangibles and other long term assets	(135)	—
Accounts payable	416	179
Accrued payroll liabilities and commissions	2,602	525
Customers’ deposits	6,370	(3,455)
Accrued customer support and warranty costs	869	(246)
Income taxes payable	1,054	(91)
Other accrued liabilities	148	(181)
Other	36	20
Cash provided by (used in) operating activities	10,483	(4,112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	67	8
Purchases of property, plant and equipment	(2,057)	(1,800)
Cash paid for the acquisition of Visys, net of cash acquired	(11,607)	—
Cash used in investing activities	(13,597)	(1,792)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(464)	$(259)
Excess tax benefits from share based payments	30	41
Proceeds from issuance of common stock	81	76
Issuance costs of stock and warrants	(188)	—
Exchange of shares for statutory withholding	(216)	(205)
Stock buyback	(30)	(45)
Cash used in financing activities	(787)	(392)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(17)	(76)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,918)	(6,372)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	23,755	28,754

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$19,837	$22,382

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$210	$261
Cash paid (refunded) during the period for income taxes	$1,984	$(702)

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Common stock issued for acquisition	$7,326	$—
Warrants issued for acquisition	$728	$—

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2013

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2012.  The results of operations for the three and nine months ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2013 and the results of its operations and its cash flows for the three and nine months ended June 30, 2013 and 2012.

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

Amount
(in thousands)
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

Amount
(in thousands)
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

Pro forma Information - The amounts of Visys N.V. net sales and net earnings included in the consolidated income statement from the date of acquisition for fiscal 2013 was $1.9 million and $(1.5) million, respectively. Visys N.V. net sales and net earnings included in the consolidated income statement for the three months ended June 30, 2013 was $1.4 million and $(1.2) million), respectively. The following consolidated pro forma information is based on the assumption that the acquisition occurred on October 1, 2011 (in thousands except per share data).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net sales	$39,433	$37,152	$99,538	$95,483
Net earnings (loss)	$1,569	$(122)	$2,976	$(1,425)
Pro forma net earnings (loss) per share	$0.25	$(0.02)	$0.49	$(0.12)
Pro forma weighted average shares outstanding	6,219	6,056	6,060	6,004

Pro forma net income was adjusted to exclude $0 and $785,000 of acquisition-related costs incurred in the three and nine month periods ending June 30, 2013, respectively and $189,000 and $256,000 of non-recurring expenses related to the fair value adjustment of acquired inventory for the three and nine month periods ending June 30, 2013 respectively.

Acquisition-Related Costs - Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of $785,000 have been charged directly to operations and are included in Operating expenses as General and Administrative expenses in the 2013 consolidated income statement for the nine months ended June 30, 2013. The Company also recognized $188,000 in costs associated with issuing the common stock and warrants issued as consideration in the acquisition. Those costs were deducted from the recognized proceeds of issuance within stockholders' equity.

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

During the nine months ended June 30, 2013, the Company granted 175,663 shares of service-based stock awards.  The fair value of these grants ranged between $8.93 and $12.55 per share based on the fair market value at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from September 2013 through February 2016. During the nine months ended June 30, 2013, the Company also granted 103,026 shares of performance-based stock awards. The fair value of these grants was $14.67 per share based on the fair market value at the grant date, as adjusted for modifications made to the performance criteria upon the acquisition of Visys N.V.. The restrictions on the shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2015 and continued employment through December 15, 2015. The Company estimates that it is less than probable that the performance-based objectives on any of the performance-based awards granted in fiscal 2013 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2013 related to these awards.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Cost of goods sold	$86	$41	$143	$80
Operating expenses	535	358	759	821
Total share-based compensation expense	$621	$399	$902	$901

Share-based compensation expense remaining capitalized in inventory at June 30, 2013 and 2012 was $12,000 and $10,000, respectively.

4.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	For the three months ended June 30, 2013			For the three months ended June 30, 2012
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$1,444	6,176	$0.23	$264	5,456	$0.05
Effect of dilutive securities:
Common stock options	—	4		—	7
Warrants	—	39		—	—
Diluted EPS:
Net earnings plus assumed conversions	$1,444	6,219	$0.23	$264	5,463	$0.05

	For the nine months ended June 30, 2013			For the nine months ended June 30, 2012
	Earnings	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$2,716	5,724	$0.47	$(705)	5,404	$(0.13)
Effect of dilutive securities:
Common stock options	—	4		—	—
Warrants	—	2		—	—
Diluted EPS:
Net earnings (loss) plus assumed conversions	$2,716	5,730	$0.47	$(705)	5,404	$(0.13)

The weighted-average number of diluted shares does not include the potential issuance of common shares which are anti-dilutive.  Common stock equivalent shares for the assumed exercise of warrants are calculated using the treasury stock method. The following potential common shares at June 30, 2013 and 2012 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three months ended June 30,		Nine months ended June 30,
	2013	2012	2013	2012
Common shares from:
Assumed exercise of stock options	10,000	10,000	15,000	35,000
Warrants	—	—	—	—

The options expire on dates beginning in February 2014 through February 2015.  The warrants expire in March 2016.

5.	Other comprehensive income

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

At June 30, 2013, the Company had an interest rate swap of $4.9 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At June 30, 2013, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $254,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the nine months ended June 30, 2013, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $163,000 and $247,000 during the three and nine months ended June 30, 2013, respectively, were recorded as part of Other Comprehensive Income in the Shareholders' Equity section of the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income.  During the three and nine months ended June 30, 2013, the Company recorded $33,000 and $102,000, respectively, as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At June 30, 2013, the Company had a one-month undesignated forward exchange contract for €1.4 million ($1.8 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $29,000 and $103,000 were recorded for forward exchange contracts in the three and nine months ended June 30, 2013 as a component of foreign currency losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The losses on the Company's foreign exchange contracts are generally offset by gains recorded on the underlying assets or liabilities held in foreign currencies.  At June 30, 2013, the Company had assets of $2,000 for settlements under these forward contracts in Other Current Assets on the Company's Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2012, the Company had liabilities of $252,000 for forward contracts in Other Accrued Liabilities on the Company's Consolidated Balance Sheet.

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

	Fair Value Measurements at June 30, 2013 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(254)	—	$(254)
Forward exchange contracts	—	$—	—	$—

At June 30, 2013, the Company also had long-term debt of approximately $6.6 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At June 30, 2013, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million.  This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

9.	Financing arrangements

The Company's domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit, of which, up to €3.0 million ($3.9 million) is available to our Netherlands subsidiary.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company's option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company's achievement of a specified financial ratio.  The Company's prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company's BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At June 30, 2013, the interest rate would have been 1.68% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At June 30, 2013, the Company had no borrowings outstanding under the revolving line of credit and $886,000 in standby letters of credit.

The loan agreement also provides for a 15-year term loan in the amount of $6.4 million of which $4.9 million was outstanding as of June 30, 2013.  The term loan provides for a mortgage on the Company's Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender. On February 12, 2013, the relevant loan agreement covenant was amended to permit the acquisition of Visys NV.  At June 30, 2013, the Company was in compliance with its loan covenants.

The Company's Netherlands subsidiary's credit accommodation with a commercial bank in the Netherlands provides a credit facility for its Dutch subsidiary. This credit accommodation totals €1.75 million ($2.3 million) and includes an operating line of the lesser of €250,000 ($325,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($1.9 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At June 30, 2013, the interest rate was 5.95%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2012, the subsidiary was in compliance with the tangible net worth covenant.  At June 30, 2013, the subsidiary had no borrowings under this facility and had received bank guarantees of €1,351,000 ($1,754,000) under the bank guarantee facility.  The credit facility allows overages in the aggregate and on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

The Company's Belgian subsidiary's credit accommodation with a commercial bank in Belgium provides a credit facility for its newly acquired Belgian subsidiary. This credit accommodation totals €2.7 million ($3.5 million) and includes an operating line of €800,000 ($1.0 million), a bank guarantee facility of €500,000 ($649,050), and loan agreement provisions of €1.4 million ($1.8 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At June 30, 2013, the interest rate was 9.75%. At June 30, 2013, the subsidiary had no borrowings under the operating line. At June 30, 2013, the subsidiary had various loans outstanding under the loan agreement provision totaling €1.2 million ($1.5 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between April 2013 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured as of December 31 of each fiscal year. At December 31, 2012, the subsidiary was in compliance with the bank covenants. At June 30, 2013, the subsidiary had no bank guarantees under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €143,000 ($186,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2013 and 2012 is as follows (in thousands):

	Nine Months Ended June 30,
	2013	2012
Beginning balance	$2,030	$2,423
Warranty costs incurred	(3,094)	(2,633)
Warranty expense accrued	3,756	2,376
Translation adjustments	11	(48)
Acquired balance	107	—
Ending balance	$2,810	$2,118

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

Bank guarantees and letters of credit

At June 30, 2013, the Company had standby letters of credit totaling $2.6 million, which includes secured bank guarantees under the Company's domestic and European credit facilities. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately (i) $886,000 of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility, (ii) $1.8 million of outstanding performance guarantees secured by bank guarantees under the Company's Netherlands subsidiary’s credit facility, and (iii) no outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

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

In the third quarter of fiscal 2013, we continued to see strong quote activity, most significantly in our potato market and, additionally, in the dried fruit and nut market. For the fourth consecutive quarter, we realized strong bookings, most significantly in the potato industry, including several significant french fry orders across multiple geographic regions and more recently related to the Visys acquisition. We believe this is partially the result of cyclical demand, but also the result of our customers looking to improve yields and reduce operating costs to remain competitive in their industry and meet demand in emerging markets, particularly in the potato markets. We remain encouraged by the potential opportunities in our core markets and primary geographic regions.

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

License and Distribution Agreements

In July 2013, we entered into an exclusive license agreement with EVK Di Kerschhaggl GmbH and Insort GmbH to deploy Chemical Imaging Technology ("CIT") for potato processing applications and integrate new hyperspectral developments into Key systems, and an exclusive distribution agreement to market Insort's complementary sorting solutions exclusively in North America and to strategic specified customers worldwide. These partnerships enhance our ability to offer high-performance digital sorting technologies in the potato industry, and facilitate our development of next-generation hyperspectral sorters for a variety of food processing applications.

Current period – third fiscal quarter of 2013

Net sales of $39.4 million in the third fiscal quarter of 2013 were $4.8 million, or 14%, higher than net sales of $34.6 million in the corresponding quarter a year ago. The higher net sales in the third fiscal quarter of 2013 were primarily the result of the higher backlog entering the quarter, particularly for the Tegra®, tobacco sorters, upgrades and European vibratory equipment product lines.  International sales were 44% of net sales for the third fiscal quarter of 2013, compared to 43% in the corresponding prior-year period.  Backlog of $41.7 million at the end of the third fiscal quarter of 2013 represented a $17.4 million, or 72%, increase from the ending backlog of $24.3 million at the end of the corresponding quarter a year ago. Due to the strong ending backlog, we expect net sales in the fourth quarter of fiscal 2013 to be significantly higher as compared to the comparable period in fiscal 2012, but slightly reduced as compared to the most recent quarter.

Orders in the third fiscal quarter of 2013 of $30.9 million were up $7.1 million, or 30%, compared to the orders of $23.8 million in the third fiscal quarter of 2012.  Orders increased 100% for automated inspection system product lines, primarily in the ADR®, VeriSym® and Visys product lines. Process system orders were down 10%, mostly in vibratory products. Orders were up 16% for parts and service. Orders also increased most significantly in the North American and European potato markets, and the dried fruit and nut markets.

Gross margin percentages in the third fiscal quarter of 2013 increased from the margins for the third fiscal quarter of 2012 due to effective factory utilization and a favorable product mix. Net earnings for the third fiscal quarter of 2013 were $1.4 million, or $0.23 per diluted share.  Net earnings for the corresponding three-month period last year were $264,000, or $0.05 per diluted share.  The increase in net earnings in the more recent three-month period is primarily due to higher net sales and improved gross margins, offset by higher operating expenses as a result of higher net sales and the inclusion of Visys for the full fiscal quarter. We anticipate gross margin dollars will be lower in the fourth quarter of fiscal 2013 compared to the third fiscal quarter of 2013 due to a less favorable product mix and larger effects from acquisition related fair value adjustments to acquired inventory.

First nine months of fiscal 2013

In the first three quarters of fiscal 2013, net sales and net earnings increased compared to the corresponding period in the prior fiscal year. Net sales were up 8% in automated inspection systems, 5% in process systems and 14% in parts and service. Net sales increased significantly in the ADR, Tegra, Veo, upgrades and European vibratory equipment product lines, offset by decreases in the Manta and Raptor product lines. Net sales of $94.8 million for the first nine months of fiscal 2013 were $7.0 million, or 8%, higher than net sales of $87.8 million in the corresponding period a year ago. International sales were 45% of net sales for the first nine months of fiscal 2013 compared to 44% in the corresponding prior year period. Customer orders in the first three quarters of fiscal 2013 of $101.7 million were up $26.4 million, or 35%, compared to the orders of $75.3 million in the first three quarters of fiscal 2012. Customer orders increased 77% in automated inspection systems, 10% in process systems and 18% in parts and service. Orders for automated inspection systems increased significantly across almost all major product lines. Orders for process systems increased in vibratory products in North America and Europe and other vibratory products, partially offset by decreases in rotary sizers and graders, fresh-cut product lines and third-party equipment. Orders also increased across most of the Company's major geographical regions, most significantly in the North American and European potato markets. The net earnings for the first three quarters of fiscal 2013 were $2.7 million, or $0.47 per diluted share. The net loss for the corresponding nine-month period last year was $705,000, or $0.13 per diluted share. The increase in net earnings is primarily due to the increased net sales and higher gross margins due to favorable product mix.

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, we sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale. Our newly acquired subsidiary Visys generally defers revenue recognition until after installation and training at the customer site. Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  We typically have a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  Our sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At June 30, 2013, we had invoiced $6.9 million, compared to $2.4 million at September 30, 2012, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of June 30, 2013, the balance sheet included allowances for doubtful accounts of $297,000 as compared to $190,000 at September 30, 2012.  Amounts charged to bad debt expense for the nine months ended June 30, 2013 and 2012, respectively, were $(9,000) and $12,000.  Actual charges to the allowance for doubtful accounts for the nine months ended June 30, 2013 and 2012, respectively, were $6,000 and $84,000.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At June 30, 2013, cumulative inventory adjustments to the lower of cost or market totaled $3.4 million compared to $2.1 million as of June 30, 2012.  Amounts charged to expense to record inventory at lower of cost or market for the nine months ended June 30, 2013 and 2012 were $1.2 million and $828,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $480,000 and $625,000 for the nine months ended June 30, 2013 and 2012, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of June 30, 2013, we held $41.3 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. In fiscal 2012, we evaluated our then existing $2.5 million of goodwill using the conventional market and income approaches to determine fair value. As part of that evaluation, estimates of fair value did not exceed the carrying value of its single reporting unit by more than 10%. The income approach employs a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition. The market approach employs market multiples for comparable publicly traded companies. Estimates of fair value are established using current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. As noted above, estimates of future cash flows are critical to this assessment and estimates and assumptions are required in applying the income and market approaches which by their nature have an implied degree of uncertainty. These estimates, assumptions and valuations could be adversely affected if there are significant further reductions in stock price, significantly lower than estimated actual results of operations or changes in forecasted results of operations. We have not performed additional valuations since the acquisition of Visys but based on our internal estimates done in conjunction with the acquisition we believe the fair value of the Company far exceeds its carrying value. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of June 30, 2013, the balance sheet included warranty reserves of $2.8 million. Warranty charges of $3.1 million were incurred during the nine-month period then ended. Warranty reserves were $2.1 million as of June 30, 2012 and warranty charges of $2.6 million were incurred during the nine-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At June 30, 2013, we had valuation reserves of approximately $216,000 for deferred tax assets for capital loss carryforwards, acquired NOL carryforwards in the United States that we do not expect to be utilized, and the valuation impairment and other changes in the carrying value of its investment in Proditec, and offsetting amounts for European and Chinese deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the nine months ended June 30, 2013, we added $38,000 of valuation reserves as part of the acquisition and subsequent activity of Visys and its subsidiaries for NOL carryforwards that we do not expect to be utilized.  There were no other material valuation allowances at June 30, 2013 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2013, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Results of Operations

For the three months ended June 30, 2013 and 2012

Net sales increased $4.8 million, or 14%, to $39.4 million in the third quarter of fiscal 2013 from $34.6 million recorded in the corresponding quarter a year ago.  International sales for the three-month period ending June 30, 2013 were 44% of net sales compared to 43% in the corresponding prior year period.  The increase in net sales occurred most significantly in Europe and to a lesser degree in North America, partially offset by a decrease in Latin America. Net sales increased most significantly in the potato and other food markets, partially offset by decreases in the processed fruit and vegetable and fresh-cut markets. Approximately $1.4 million of the increase in net sales resulted from the inclusion of the net sales of Visys. Increases in net sales occurred primarily in automated inspection systems, which were up $3.0 million, to $16.2 million or 23%. The increase in automated inspection system sales was primarily in the Tegra, tobacco sorters, Visys and upgrade product lines partially offset by decreases in Optyx shipments and decreases in Veo shipments due to timing. Process systems net sales increased $1.0 million, or 7%, to $16.1 million in the third quarter of fiscal 2013. Increases in process system sales related primarily to vibratory products in Europe, partially offset by an decrease in rotary sizers and graders, third-party equipment and fresh-cut product lines. Parts and service sales were up $0.8 million, or 13%, to $7.1 million. Automated inspection systems sales, including upgrade systems, represented 41% of net sales in the third quarter of fiscal 2013 compared to 38% of net sales in the third quarter of fiscal 2012.  Process systems sales represented 41% of net sales in the third quarter of fiscal 2013 compared to 44% during the third quarter of fiscal 2012, while parts and service sales accounted for 18% of net sales in the third quarter of fiscal 2013, similar to the prior comparable period. We expect net sales in the fourth quarter of fiscal 2013 to decrease slightly from the net sales reported in the third quarter of fiscal 2013 but be significantly increased over the fourth quarter of fiscal 2012 due to the strong ending backlog.

Total backlog was $41.7 million at the end of the third quarter of fiscal 2013 and was $17.4 million, or 72%, higher than the $24.3 million backlog at the end of the third quarter of the prior fiscal year.  Automated inspection systems backlog increased by $11.5 million, or 97%, to $23.4 million at the end of the third quarter of fiscal 2013 compared to $11.9 million at the same time a year ago.  The backlog increase for automatic inspection systems was primarily in the Manta, Raptor, ADR and Visys product lines offset by decreases in the tobacco sorters and upgrade product lines.   Backlog for process systems was up $5.0 million, or 46%, to $16.0 million at June 30, 2013 compared to $11.0 million at June 30, 2012.  The increase in the backlog for process systems was primarily driven by an increase in vibratory products in Europe and North America, and other vibratory equipment.  Backlog by product line at June 30, 2013 was 56% automated inspection systems, 38% process systems, and 6% parts and service, as compared to 49% automated inspection systems, 45% process systems, and 6% parts and service at June 30, 2012.

Orders of $30.9 million in the third quarter of fiscal 2013 were $7.1 million, or 30%, higher than the third quarter new orders of $23.8 million a year ago.  Automated inspection systems orders increased $7.1 million, or 100%, during the third quarter of fiscal 2013 to $14.2 million compared to $7.1 million in the third quarter of fiscal 2012.  Orders for process systems during the third quarter of fiscal 2013 decreased $1.0 million, or 10%, to $9.1 million from $10.1 million in the comparable quarter of fiscal 2012.  Orders for parts and service increased $1.1 million, or 16%, during the third quarter of fiscal 2013 to $7.6 million compared to $6.6 million in the third quarter of fiscal 2012.  The increase in orders for automated inspection systems occurred primarily in the ADR, VeriSym and Visys product lines. Visys product lines had $3.4 million in orders during the quarter.  The decrease in orders for process systems occurred primarily in vibratory products in North America and other vibratory equipment offset by increases in vibratory products in Europe and pharmaceutical product lines.  Orders were up in the North America, Europe and Asia-Pacific regions.  Orders increased primarily in the potato market, as well as in the pharmaceutical and dried fruit and nut markets partially offset by decreases in the processed fruit and vegetable and fresh-cut markets.

Gross profit for the third quarter of fiscal 2013 was $13.3 million compared to $10.5 million in the corresponding period last year.  Gross margin in the third quarter of fiscal 2013, as a percentage of net sales, increased to 33.7% compared to the 30.2% reported in the corresponding quarter of fiscal 2012.  This gross margin percentage for the third quarter of fiscal 2013 increased significantly due to effective factory utilization and a favorable product mix.  We anticipate gross margin percentages will be lower in the fourth quarter of fiscal 2013 compared to the third quarter of fiscal 2013 due to a less favorable product mix and larger effects of acquisition related fair value adjustments to the acquired inventory.

Operating expenses of $11.0 million for the third quarter of fiscal 2013 were 27.9% of net sales compared to $10.0 million for the third quarter of fiscal 2012 and 28.8% of net sales. The amount of operating expenses increased due to the higher net sales, the inclusion of Visys operating expenses for the entire quarter, and incentive compensation expense. These increases were partially offset by the non-recurrence of charges related to cost reduction initiatives and other separation charges that were incurred in the third quarter of fiscal 2012.

The results of operations include three months of operations for our newly acquired Visys subsidiary. The subsidiary recorded a net loss of $1.2 million, after tax, during the period. The net loss included pre-tax expenses of $402,000 for amortization of intangibles and $334,000 of cost of goods sold related to the effects of the acquisition and fair value adjustments to inventory. These charges are recurring in nature. Approximately $1.6 million of fair value adjustments to inventory remain as of June 30, 2013, which will negatively affect cost of goods sold and gross margins as the acquired inventory is sold. Despite these acquisition-related charges, we expect the acquisition of Visys to be accretive to earnings within the first twelve months after the acquisition.

Other expense for the third quarter of fiscal 2013 was $208,000 compared to other expense of $92,000 for the corresponding period in fiscal 2012.  Other expense increased in the third quarter of fiscal 2013 compared to the corresponding period in fiscal 2012 due primarily to increased foreign exchange losses and lower royalty income during the third quarter of fiscal 2013.

Net earnings for the quarter ending June 30, 2013 were $1.4 million, or $0.23 per diluted share.  Net earnings for the same period last year was $264,000, or $0.05 per diluted share.  The higher net earnings in the third quarter of fiscal 2013 were primarily the result of higher net sales and improved gross margins, partially offset by higher operating expenses.

For the nine months ended June 30, 2013 and 2012

Net sales in the first three quarters of fiscal 2013 increased by $7.0 million, or 8%, to $94.8 million compared to $87.8 million for the same period in fiscal 2012. The increase in net sales occurred most significantly in Europe and slightly in North America, partially offset by a decrease in net sales in the Latin American and Asia Pacific regions. Net sales increased most significantly in the potato and other food markets, partially offset by decreases in the processed fruit and vegetable and fresh-cut markets. International sales for the more recent nine-month period were 45% of net sales compared to 44% for the first half of fiscal 2012. Increases in total net sales for the first nine months of fiscal 2013 compared to the same period in the prior year occurred in automated inspection systems which were up $3.0 million or 8%, process systems sales which were up $1.7 million or 5% and parts and service sales which were up $2.3 million or 14%. Automated inspection system sales increased significantly in the ADR, Tegra, Veo, Visys, and upgrade product lines partially offset by decreases in the Manta, Aerosort, Raptor and Optyx project lines. The increase in process systems sales related primarily to increases in the sales of vibratory systems in Europe and other process equipment, partially offset by decreases in third-party equipment, rotary sizers and graders and fresh-cut products. Automated inspection systems net sales represented 42% of net sales in the first three quarters of fiscal 2013, similar to the net sales in the first three quarters of fiscal 2012. Process systems represented 38% of net sales in the first three quarters of fiscal 2013 compared to 39% of net sales in the first nine months of fiscal 2012. Parts and service and sales were 20% of net sales in the first three quarters of fiscal 2013 and 19% for the first three quarters of fiscal 2012.

New orders for the first nine months of fiscal 2013 increased $26.4 million, or 35%, to $101.7 million compared to orders of $75.3 million for the first nine months of fiscal 2012. Orders for automated inspection systems increased approximately $19.8 million, or 77%, to $45.5 million compared to $25.7 million in the first nine months of fiscal 2012. Orders for automated inspection systems increased significantly across most all major product lines. Orders for process systems increased $3.5 million, or 11%, to $36.2 million compared to $32.7 million in the first nine months of fiscal 2012. Orders for process systems increased for vibratory products in North America and Europe, and other vibratory products, offset by decreases in rotary sizers and graders, fresh-cut product lines and third party equipment. Orders for parts and service were $20.0 million, up $3.1 million, or 18%, from $16.9 million in the prior year. The increase in orders as compared to the prior year occurred particularly in the potato market and in most geographic markets other than Latin America, and increased most significantly in North America.

Gross profit for the first nine months of fiscal 2013 was $32.6 million compared to $26.9 million in the corresponding period last year. Gross margin in the first three quarters of fiscal 2013 was 34.4% as compared to 30.7% reported for the same period of fiscal 2012. This gross margin percentage for the first nine months of fiscal 2013 reflected a favorable product mix and effective factory utilization.

Operating expenses of $28.7 million for the first nine months of fiscal 2013 were 30.3% of sales compared with $27.5 million, or 31.3%, of sales for the first three quarters of fiscal 2012. Operating expenses for the first nine months of fiscal 2013 were higher than the operating expenses for the first nine months of fiscal 2012 due primarily to $785,000 of acquisition-related expenses, higher amortization of intangible assets and the inclusion of Visys since the acquisition date and incentive compensation expense. These increases were partially offset by the non recurrence of charges related to a cost reduction initiative and other separation charges that were incurred in the comparable period of fiscal 2012.

The results of operations include four months of operations for our newly acquired Visys subsidiary. The subsidiary recorded a net loss of $1.5 million, after tax, during the period it was included in our operating results. The net loss included pre-tax expenses of $535,000 for amortization of intangibles and $401,000 of cost of goods sold related to the effects of the acquisition and fair value adjustments to inventory.

Other expense for the first three quarters of fiscal 2013 was $262,000 compared to other expense of $518,000 for the corresponding period in fiscal 2012. In the third quarter of fiscal 2012, the Company had $209,000 of accumulated foreign currency translation adjustments reclassified from other comprehensive income to the results of operations. Other expenses also decreased due to lower interest expense and lower other miscellaneous expenses, partially offset by higher foreign exchange losses.

Net earnings for the first nine months of fiscal 2013 were $2.7 million, or $0.47 per diluted share. The net loss for the same period in fiscal 2012 was $705,000, or $0.13 per diluted share. The net earnings for the first nine months of fiscal 2013 increased primarily due to higher net sales and higher gross margins due to a favorable product mix partially offset by higher operating expenses.

Liquidity and Capital Resources

In the first nine months of fiscal 2013, net cash decreased by $3.9 million to $19.8 million on June 30, 2013 from $23.8 million on September 30, 2012.  Cash provided by operating activities was $10.5 million during the nine months ended June 30, 2013.  Investing activities consumed $13.6 million of cash.  Financing activities used $787,000 of cash.  The effect of exchange rate changes on cash was $(17,000) during the first nine months of fiscal 2013.

Cash provided by operating activities during the nine months ended June 30, 2013 was $10.5 million.  For the first nine months of fiscal 2013, net earnings were $2.7 million.  Non-cash items included in net earnings in the first nine months of fiscal 2013, such as depreciation, amortization and share-based compensation, were approximately $2.0 million.  In the first nine months of fiscal 2013, changes in non-cash working capital provided $5.8 million of cash from operating activities.  The major changes in current assets and liabilities were due primarily to increases in customer deposits of $6.4 million due to increased orders, backlog and related collections. In addition, there were increases of $2.6 million in accrued payroll liabilities and commissions due to higher net sales, timing of payroll items and accrued incentive compensation, increases in accounts payable of $416,000 due to higher production, increased income tax payable of $1.1 million due to the increase in net earnings, and an increase of $869,000 in accrued customer support costs due to the higher net sales. These increases were offset by increased inventory of $2.6 million due to the higher backlog and shipping schedule, and increases of $1.8 million in accounts receivable due to the higher net sales and timing of sales within the period.

For the first nine months of fiscal 2012, $4.1 million of cash was used in operating activities, comprised of a net loss of $0.7 million; non-cash items such as depreciation, amortization and share-based compensation included in the net loss were $3.7 million; and changes in non-cash working capital used $7.1 million of cash. The primary changes in the first nine months of fiscal 2013 as compared to the first nine months of fiscal 2012 were the increase in net earnings and increases in non-cash working capital items, such as customer deposits, generated by the higher backlog, orders and overall stronger financial results, partially offset by changes in deferred taxes.

Net cash used in investing activities was $13.6 million for the first nine months of fiscal 2013 compared to net cash used in investing activities for the first nine months of fiscal 2012 of $1.8 million.  Cash used for investing activities in fiscal 2013 consisted primarily of $13.2 million of cash used for the acquisition of Visys, net of cash of $1.6 million acquired in the transaction, and $2.1 million of capital expenditures. The net cash used in investing activities for the first nine months of fiscal 2012 related entirely to capital expenditures.

Net cash used in financing activities during the first nine months of fiscal 2013 was $787,000, compared with net cash used in financing activities of $392,000 during the corresponding period in fiscal 2012.  Net cash used in financing activities during the first nine months of fiscal 2013 primarily resulted from $464,000 of repayments of long-term debt, $216,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, $188,000 of issuance costs of stock and warrants related to the acquisition, and $30,000 of stock repurchases partially offset by $81,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first nine months of fiscal 2012 resulted mainly from payments on long-term debt of $259,000 and payroll taxes of $205,000 paid in connection with stock surrenders related to compensatory stock awards, and $45,000 of stock repurchases, partially offset by $76,000 of proceeds from the issuance of common stock.

Our domestic credit facility provides for a variable-rate revolving line of credit up to $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit, of which up to €3.0 million ($3.9 million) is available to our Netherlands subsidiary.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at our option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon our achievement of a specified financial ratio.  Our prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  Our BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At June 30, 2013, the interest rate would have been 1.68% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $4.9 million was outstanding as of June 30, 2013.  The term loan provides for a mortgage on our Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  We simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%. The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  On February 12, 2013, the relevant loan agreement covenant was amended to permit the acquisition of Visys. At June 30, 2013, we were in compliance with our loan covenants. At June 30, 2013, we had no borrowings outstanding under the revolving line of credit and $886,000 in standby letters of credit.

Our Netherlands subsidiary's credit accommodation with a commercial bank in the Netherlands provides a credit facility for our Dutch subsidiary.  This credit accommodation totals €1.75 million ($2.3 million) and includes an operating line of the lesser of €250,000 ($325,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($1.9 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At June 30, 2013, the interest rate was 5.95%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2012, the subsidiary was in compliance with the tangible net worth covenant.  At June 30, 2013, the subsidiary had no borrowings under this facility and had received bank guarantees of €1,351,000 ($1,754) under the bank guarantee facility.  The credit facility allows overages in the aggregate and on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.

Our Belgian subsidiary's credit accommodation with a commercial bank in Belgium provides a credit facility for our newly acquired Belgian subsidiary. This credit accommodation totals €2.7 million ($3.5 million) and includes an operating line of €800,000 ($1.0 million), a bank guarantee facility of €500,000 ($649,050), and loan agreement provisions of €1.4 million ($1.8 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At June 30, 2013, the interest rate was 9.75%. At June 30, 2013, the subsidiary had no borrowings under the operating line. At June 30, 2013, the subsidiary had various loans outstanding under the loan agreement provision totaling €1.2 million ($1.5 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between April 2013 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured as of December 31 of each fiscal year. At December 31, 2012, the subsidiary was in compliance with the tangible net worth covenant. At June 30, 2013, the subsidiary had no bank guarantees under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €143,000 ($186,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

Our continuing contractual obligations and commercial commitments existing on June 30, 2013 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$6,645	$880	$1,623	$1,266	$2,876
Interest on long-term debt (2)	1,366	270	436	295	365
Operating leases	4,222	1,157	1,411	593	1,061
Purchase obligations (3)	769	540	229	—	—
Total contractual cash obligations	$13,002	$2,847	$3,699	$2,154	$4,302

(1)
We also have $99,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

We anticipate that current cash balances and ongoing cash flows from operations will be sufficient to fund our operating needs for the foreseeable future. We also have significant credit lines available if needed.  At June 30, 2013, we had standby letters of credit totaling $2.6 million, which includes secured bank guarantees under our domestic and European credit facilities. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our operations in Australia and Latin America, transactions denominated in the local currencies of those countries may increase.  As of June 30, 2013, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $103,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At June 30, 2013, we held a 30-day forward contract for €1.4 million ($1.8 million).

As of June 30, 2013, the Euro gained approximately 1% in value against the U.S. dollar compared to its value at September 30, 2012.  During the nine months ended June 30, 2013, changes in the value of the Euro against the U.S. dollar ranged between a 1% loss and a 5% gain as compared to the value at September 30, 2012.  Most other relevant foreign currencies lost in value against the U.S. dollar during the first nine months of fiscal 2013.  The effect of these fluctuations on our operations and financial results during the first nine months ended June 30, 2013 were:

•
Translation adjustments of $(68,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. and Visys into U.S. dollars and, to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the Peso balance sheet of Productos Key Mexicana, S. de R.L. de C.V., and the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd.

•
Foreign exchange losses of $80,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Mexican, and Singapore operations.

When the U.S. dollar weakens on the world markets, our market and economic outlook for international sales could be favorably affected as products sold to international customers become relatively less expensive to those customers.  Conversely, a relatively stronger U.S. dollar makes our U.S.-manufactured goods more expensive to international customers when denominated in U.S. dollars or potentially less profitable to us when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be less expensive. Our Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company. Our Belgian-based subsidiary also transacts business primarily in Euros and is expected to have significant exports to the U.S.-based parent company.

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on our achievement of a specified financial ratio.  Our Netherlands subsidiary may borrow on our Netherlands credit facility at the lender’s prime rate plus 175 basis points.  Our Belgian subsidiary may borrow on our Belgian credit facility at the lenders prime rate plus 1.25%. At June 30, 2013, we had no borrowings under these arrangements.  During the nine months ended June 30, 2013, interest rates applicable to these variable rate credit facilities ranged from 1.68% to 9.75%.  At June 30, 2013, the rate was 1.68% on our domestic credit facility, 5.95% on our Netherlands credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  Our mortgage bears interest at the BBA LIBOR rate plus 140 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  Long term fixed-rate borrowings at our Belgian subsidiary bear interest rates ranging from 2.91% to 4.99%. As of June 30, 2013, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of its President and Chief Executive Officer and Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at June 30, 2013 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We acquired Visys NV on February 28, 2013 and have not yet included Visys in our assessment of the effectiveness of our internal control over financial reporting.  As such, the scope of our assessment of the effectiveness of our disclosure controls and procedures did not include the internal controls over financial reporting at Visys. This exclusion is consistent with the SEC Staff's guidance that an assessment of a recently acquired business may be omitted in the year of acquisition from the scope of our assessment of the effectiveness of disclosure controls and procedures that are also part of internal control over financial reporting.  For the four months of fiscal 2013 that they have been included in our financial results, Visys accounted for $1.9 million of our total net sales and as of June 30, 2013 had total assets of $30.2 million.
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, on August 17, 2007, BEST started entitlement proceedings in the Court of First Instance in Antwerp related to two patents of Visys which Visys does not currently use. This case is set for trial before the Court of Appeal of Antwerp in September 2013. On June 29, 2011, BEST commenced nearly identical entitlement proceedings in the Commercial Court of Antwerp regarding a U.S. patent of Visys that is part of the same patent family as is at issue in the entitlement proceeding set for trial in the Court of Appeal. The judge in the Commercial Court has stayed these proceedings until the decision of the Court of Appeal.

Lastly, on April 30, 2008, BEST initiated proceedings against Visys for trademark infringement and unfair competition, which proceedings have been dismissed by the Court of Appeal of Antwerp. The Belgian Supreme Court confirmed this decision, except for two claims related to unfair trade practices concerning use of meta tags and a domain name. These issues were appealed and argued before the European Court of Justice in January 2013. The European Court of Justice decided the two technical legal issues before it in July 2013 and remanded the case back to the Belgian Supreme Court for further proceedings. We currently believe the financial consequences of the remaining claims are not material.

As a result of our due diligence investigation in connection with the acquisition of Visys, we believe BEST's claims against Visys are without merit, and Visys intends to pursue its defenses in these proceedings.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by us or on our behalf during the quarter ended June 30, 2013 of equity securities registered by us under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30, 2013	—	$—	—
May 1 - 31, 2013	—	—	—
June 1 - 30, 2013	—	—	—
Total	—	$—	—	429,202	(2)

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

ITEM 6.	EXHIBITS

10.1	Amendment No. 5 to Loan Agreement, dated May 28, 2013, between Registrant and Bank of America, N.A.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and September 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended June 30, 2013.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	August 9, 2013	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2013	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Vice President and Chief Financial Officer

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE NINE MONTHS ENDED JUNE 30, 2013

EXHIBIT INDEX

Exhibit
10.1	Amendment No. 5 to Loan Agreement, dated May 28, 2013, between Registrant and Bank of America, N.A.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 and September 30, 2012, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended June 30, 2013.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.