Form 10-K
period 2013-09-30
KEY TECHNOLOGY INC
filed 2013-12-13
CIK 906193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.
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
Yes  ☐ No  ☒
The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2013 (based on the last sale price of such shares) was approximately $69,118,000.
 There were 6,281,682 shares of the Registrant's common stock outstanding on December 6, 2013.
 DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement, dated on or about January 2, 2014, prepared in connection with the Annual Meeting of Shareholders to be held on February 5, 2014, are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2013 ANNUAL REPORT ON FORM 10-K

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

Forward-looking statements are subject to a number of risks and uncertainties, the occurrence of any of which could cause the price of our common stock to fluctuate significantly, making it difficult for shareholders to resell common stock at a time or price they find attractive.  We caution investors not to place undue reliance on our forward-looking statements, which speak only as to the date on which they are made.  Our actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:

•	changes in general economic conditions and disruption in financial markets may adversely affect the business of our customers and our business and results of operations;

•	ongoing uncertainty and volatility in the global financial markets may adversely affect our operating results;

•
discord, conflict, and lack of compromise within and between the executive and legislative branches of the U.S. government related to federal government budgeting, taxation policies, government expenditures, and U.S. borrowing/debt ceiling limits could adversely affect our business and operating results;

•	economic conditions in the food processing industry, either globally or regionally, may adversely affect our revenues;

•	the loss of any of our significant customers could reduce our revenues and profitability;

•	significant investments in unsuccessful research and development efforts could materially adversely affect our business;

•	industry consolidation could increase competition in the food processing equipment industry;

•	we are subject to price competition that may reduce our profitability;

•	the significance of major orders could result in significant fluctuation in quarterly operating results;

•	the failure of our independent sales representatives to perform as expected would harm our net sales;

•	we have made, or may make, acquisitions, or enter into distribution agreements or similar business relationships that could disrupt our operations and harm our operating results;

•	our international operations subject us to a number of risks that could adversely affect our revenues, operating results and growth;

•	fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our liquidity and results of operations;

•	advances in technology by competitors may adversely affect our sales and profitability;

•	our existing and new products may not compete successfully in either current or new markets, which would adversely affect our sales and operating results;

•	our expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase our cost of operations and reduce gross margins and profitability;

•	our inability to obtain products and components from suppliers would adversely affect our ability to manufacture and market our products;

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

•
our subsidiary Visys N.V. is involved in ongoing litigation that may result in an adverse outcome, and regardless of the outcome we will be forced to expend resources as a participant in the litigation;

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

General

Key Technology was founded in 1948 as a local producer of vegetable processing equipment.  We have evolved into a worldwide supplier of process automation solutions to the food processing industry and other industries such as tobacco and pharmaceuticals. We were incorporated in 1982 as a result of a management buyout of our predecessor organization.

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

Net sales for the year ended September 30, 2013 were $136.8 million compared with $115.2 million for fiscal 2012 and $116.3 million for fiscal 2011.  We reported net earnings for fiscal 2013 of $4.0 million, or $0.69 per diluted share, compared with net earnings of $0.4 million, or $0.08 per diluted share, for fiscal 2012 and a net earnings of $1.5 million, or $0.27 per diluted share, for fiscal 2011.  Export and international sales for the fiscal years ended September 30, 2013, 2012 and 2011 accounted for 45%, 45% and 41% of net sales in each year, respectively.  Total assets at September 30, 2013 were $114.6 million compared to $86.4 million at September 30, 2012 and $94.4 million at September 30, 2011.

Industry Background

Food Processing Industry

Our primary market is the food processing industry where we apply our processing knowledge and application expertise to help customers improve quality, increase yield, and reduce cost. Our integrated sorting, conveying, and process automation systems are sold to small, medium and large-sized food processing companies for a range of specialized applications. Food processors generally experience thin profit margins and, therefore, are focused on increasing profitability and efficiency in their processing plants by improving the performance of their equipment and processing lines. In addition, food processors recognize the value of new technology and continue to demand innovative equipment that addresses food safety, quality, and automation to drive productivity in their plants.

Our strategy is to offer equipment solutions that reduce reliance on manual inspection and address the common food processing industry problems associated with high labor costs, availability of labor, inadequate yields, and inconsistent product quality and food safety.  In highly developed markets, including those in North America and Western Europe, the substitution of automated processes for manual labor is well underway.  Food processors in these regions typically appreciate the value of replacing manual labor with automated systems and look for systems that will help maximize yields, product quality and food safety. In developing countries, interest in automation is rising as food processors in these regions increasingly strive to compete in a global economy by improving product quality and food safety.

Within the food processing industry, the greatest opportunities for automated inspection systems have been in potatoes, vegetables, and fruits where the frequency and severity of foreign material and defects is highly variable, depending on the countless factors that affect crops.  In addition, dried fruit and tree nuts are high value products and processors increasingly demand inspection and automation to increase profitability. We believe that many additional applications for our automated inspection systems exist in other food processing markets and non-food markets.

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

Other important markets within the food processing industry are fruits and vegetables, including both fresh-cut produce and processed products that may ultimately be canned or frozen for institutional and retail customers. Because foreign material and product defects plague these field-harvested products, automated sorting enhances the quality and safety of the product while improving yields and reducing labor costs.  Our principal fruit and vegetable markets are fresh, frozen, canned and dehydrated green beans, corn, carrots, peas, onions, berries, cranberries, pears and peaches, as well as ready-to-eat fresh-cut salads.

As a result of the merger with Visys NV in early 2013, we are able to offer a suite of products that address the dried fruit and nut market.  Nut processors strive to produce various products (shelled or unshelled) that are free of foreign material, extraneous vegetative matter or out-of-specification nuts to increase the value of their product.  Numerous technologies and methodologies are applied at various steps in the processing line to further increase this value.  The processor’s quality objectives are achieved with our range of digital sorting systems and, when combined with our mechanical grading systems, create an integrated product package.

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

Seasonal fluctuations in the potato, fruit, and vegetable processing industries cause us to experience some predictable seasonality of orders and shipments.  Typically, orders and shipments for this industry tend to be lower during our first two fiscal quarters of the year than during the second half of the fiscal year.  Other, less seasonal markets that are served by the company include snack, bakery, dairy, poultry, and seafood products, as well as non-food markets.

Non-food Industries – Tobacco, Pharmaceuticals and Nutraceuticals

Processors, manufacturers and packagers in several non-food industries are interested in automated inspection systems that reduce costs, increase yields, and improve product quality and safety.  Our primary non-food markets include the tobacco industry, pharmaceuticals and nutraceuticals.

The tobacco industry accounted for less than 5% of our net sales in fiscal 2013.  With systems that remove non-tobacco related material from primary processing lines and threshing lines, we help tobacco processors maximize product quality.  In 2009, we entered into an original equipment manufacturer distribution agreement with Hauni Maschinenbau AG, a leading supplier of equipment to the tobacco industry.  The agreement gives Hauni exclusive rights to market our equipment to tobacco processors worldwide and makes Key Technology the sole supplier of optical sorting equipment to Hauni for the tobacco market.

In fiscal 2013, the pharmaceutical and nutraceutical industry, which is served by our pharmaceutical product line, SYMETIX®, also represented less than 5% of our net sales.  SYMETIX’s optical inspection systems for softgels and tablets remove defects and foreign capsules and tablets from the product stream.  These systems are of interest to brand owners, product manufacturers, and contract packers looking to assure product quality while reducing labor costs.

We own a 15% minority interest in Proditec SAS. Proditec, headquartered in France, is a leading manufacturer of automated, solid dose pharmaceutical inspection systems based on machine vision technology.  We and Proditec are promoting and selling inspection solutions in the pharmaceutical and nutraceutical markets.

Products

The following table sets forth sales by product category for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2013		2012		2011
Automated inspection systems	$59,336	43%	$46,586	40%	$52,962	46%
Process systems	50,729	37%	44,939	39%	40,716	35%
Parts and service	26,718	20%	23,649	21%	22,650	19%
Net sales	$136,783	100%	$115,174	100%	$116,328	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service.

The following table sets forth the percent of total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2013	2012	2011
Automated inspection systems	44%	40%	45%
Process systems	28%	28%	27%
Parts and service	28%	32%	28%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and remove defects and foreign material from the product stream and help processors improve quality and increase the value of their end product.  Key offers a sophisticated range of digital sorting systems that recognize color, size, shape, structural properties, and chemical composition to detect the widest range of visible and invisible defects.

Depending on the needs of each application, our sorters can be designed with a combination of cameras and lasers to detect and remove a wide variety of defects and foreign material, which is an important contributor to food safety. When lasers are combined with high resolution cameras for superior shape, size, and color determination, the result is a high quality product. Advanced color and shape sorting can be accomplished with monochromatic or color cameras, coupled with powerful software algorithms. In addition, BioPrint™ technology, developed by Visys, identifies defects and foreign material based on unique biological characteristics and achieves enhanced performance, even under high incoming defect loads, and detects invisible defects.

Our popular belt-fed sorters - Optyx®, Tegra®, and Manta® - are primarily used in the fresh and frozen fruit, vegetable and potato products segments. Our chute-fed sorters, including the Visys Spyder®, Visys Python, and Visys Cayman®, and the jointly developed Taurys™, are ideal for sorting nuts, dried fruits, and frozen vegetables. Our other automated inspections systems include Veo™, an optical sorter designed specifically for seed corn; Tobacco Sorter™ tobacco sorting systems used in tobacco threshing and primary processing; and ADR® automatic defect removal systems used in the potato strip industry.

We also offer automated inspection equipment for solid dose pharmaceuticals and nutraceuticals through our SYMETIX pharmaceutical product line. Available in a range of sizes, VeriSym sorting systems inspect the color, size, and shape of tablets and softgels and automatically remove defects and foreign tablets or capsules from the product stream at rates of up to 1,000,000 tablets or capsules per hour.  These inspection systems help product manufacturers and contract packers assure the quality of their finished product and are designed to replace batch processing systems historically used in this industry.

In July 2013, we signed an exclusive licensing agreement with EVK DI Kerschhaggl GmbH and Insort GmbH to deploy chemical imaging technology (CIT®) in our products, further enhancing our potato sorting capabilities. Additionally, an exclusive distribution agreement enables us to market Insort’s chemical imaging sorters to North American and global accounts in the potato industry.

We have a large installed base of automated inspection systems, which we support with upgrades to extend the life of the equipment and enable customers to continue operating at peak performance as technology advances.  Upgrades often provide customers with a less capital intensive alternative to acquiring new automated inspection systems.

Process Systems

Conveying and processing equipment are utilized worldwide throughout many industries to move and process product within a production plant.  The process systems group includes standard and custom designed equipment that conveys, dewaters, transfers, distributes, aligns, feeds, meters, separates, grades, blanches, cooks, pasteurizes, cools, cleans, washes, and polishes products. Our Smart Shaker® vibratory solutions, which include Iso-Flo®, Impulse®, and Horizon™ systems, combine gentle material handling with a wide variety of processing functions in addition to vibratory conveying.  Rotary sizing and grading systems, Turbo-Flo® steam blanchers and SYMETIX equipment for pharmaceuticals and nutraceuticals, complete our conveying and processing equipment product line.

The mechanical sizing, sorting, separating, and grading equipment manufactured at the Company’s Redmond, Oregon facility is used in many food processing and fresh vegetable packing operations.  These rotary sizing and grading technologies can remove oversized, undersized, and small irregular-shaped pieces of product from the line or separate product into predetermined size categories.  Additionally, this equipment can remove field debris, broken pieces, seeds, juice, fines, and other targeted material.

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

Line Solutions

Integrated Solutions. Our Integrated Solutions Group (ISG) provides integrated whole-line solutions.  From pre-engineering and project definition to plant start-up, ISG offers complete turn-key solutions that can include the integration of third-party products along with Key’s sorting, conveying, and processing systems to meet the specific needs of each application.  We leverage our industry expertise and strong engineering and project management capabilities to deliver complete integration services, all from a single source.

Parts and Service

We have a large installed base of inspection and processing systems, which generates potential business for our parts, service, and training programs.  Our PROliance™ suite of support services, parts, protection plans and training solutions, provides spare parts and post-sale field and telephone-based repair services to support our customers’ routine maintenance requirements, seasonal equipment startup and winterization processes.  Our field service personnel are geographically located around the world in locations closest to customers enabling quick response time and regional technical support.  We typically provide incidental system installation support services in the sale price of select systems, principally automated inspection systems.

RemoteMD™. RemoteMD is a real-time condition and monitoring and diagnostics analysis tool for G6 optical sorters - Manta, Optyx, and Tegra - as well as G6 ADR systems, RemoteMD proactively monitors the condition of the customer’s system, assesses the status, and alerts the customer if problems are detected. By automating detection and diagnosis, RemoteMD provides detailed information to our service technicians, which increases the first-time fix-rate, reduces in-plant service calls, speeds resolution time and enhances customer productivity. We offer three distinct levels of RemoteMD services as part of our three comprehensive protection plans - SelectPRO, PlusPRO, and PremierPRO.  Each of the three protection plans is sold via annual subscription.

Online Training. This program provides customers with an interactive multimedia curriculum covering selected optical inspection systems and vibratory conveyors.  The flexible, web-based program offers a wide variety of self-paced training modules designed for operators, maintenance personnel, sanitation crews, supervisors, and others working with this equipment.  Our Online Training Program includes modules that cover ADR hardware, Optyx hardware, Tegra hardware, G6 software, Iso-Flo vibratory conveyors, and a variety of industry compliance topics.

Research and Development

At September 30, 2013, our research and development department had 65 employees who conduct new product research and development and sustaining engineering for released products.  Our technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

In fiscal 2013, our research and development expenses were approximately $9.6 million, compared to $8.3 million in fiscal 2012 and $6.9 million in fiscal 2011.

Manufacturing

We maintain manufacturing facilities in Walla Walla, Washington; Redmond, Oregon; Beusichem, The Netherlands; and Hasselt, Belgium. Our current manufacturing facilities and our product design and manufacturing processes integrate Computer Aided Engineering (CAE), Finite Element Analysis (FEA), Computer Aided Design (CAD), Computer Aided Manufacturing (CAM) and Computer Integrated Manufacturing (CIM) technologies.  Manufacturing activities include process engineering; fabrication, welding, finishing and assembly of custom designed stainless steel systems; camera and electronics assembly; subsystem assembly; and system test and integration.  The following table provides a summary of our manufacturing locations and manufacturing floor space:

Location	Manufacturing Facility	Products/Services Produced
Walla Walla, Washington	132,000 square feet	Automated Inspection Systems Process Systems Parts and Service
Redmond, Oregon	17,000 square feet	Process Systems Parts and Service
Beusichem, The Netherlands	37,000 square feet	Process Systems Automated Inspection Systems Parts and Service
Hasselt, Belgium	13,000 square feet	Automated Inspection Systems Parts and Service

We manufacture certain products to Underwriters Laboratories and United States Department of Agriculture standards.  Certain of our products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards.  Certain products for the pharmaceutical/nutraceutical industry are FDA 21 CFR 11-compliant and designed using GAMP4 guidelines.  Our domestic facilities were recertified to the ISO 9001:2008 standard in 2011.

Certain components and subassemblies included in our products are obtained from limited-source or sole-source suppliers.  We attempt to ensure that adequate supplies are available to maintain manufacturing schedules.  We may also use contract or third-party manufacturers to fulfill customer needs for ancillary products or equipment that we do not manufacture. We do not have long-term contracts with any of our suppliers. We also rely on third-party domestic and foreign suppliers for certain raw materials. Several of these suppliers are the single source of the raw material. We may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable.

Sales and Marketing

We market our equipment worldwide both directly and through independent sales representatives.  Sales by independent sales representatives generally account for between 20% and 30% of our consolidated net sales.  In the United States, we operate sales offices in Walla Walla, Washington and Redmond, Oregon.  Our international sales offices are: Key Technology B.V. and Visys N.V., which provide sales and service to European, Middle Eastern, Indian, and African customers; Key Technology Australia Pty Ltd., which provide sales and service to customers primarily in Australia and New Zealand; and Productos Key Mexicana S. de R.L. de C.V., which provides sales and service to customers in Mexico, and Central and South America. We supply equipment from both product groups - automated inspection systems and process systems - to customers in our primary markets through common sales and distribution channels.  In addition, we supply parts and service through our worldwide service organization.

Sales of most exports of products manufactured in the United States for shipment into international markets, other than Europe, have been denominated in U.S. dollars.  Sales of products manufactured in Europe are typically denominated in Euros.  As we expand our operations in Australia and Latin America, transactions denominated in the local currencies of these countries may increase.  In connection with our export and international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices in local currencies of our products in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding domestic and international sales is set forth in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2013.

During fiscal 2013, 2012 and 2011, sales to McCain Foods Limited represented approximately 11%, 10%, and 11% of total net sales, respectively. During fiscal 2013, sales to ConAgra Foods, Inc. represented 11% of total net sales.  While we believe that our relationship with these customers is satisfactory, the loss of either of these customers could have a material adverse effect on our revenues and results of operations.  Each of these customers represents a group of plants under common control.  Generally, purchasing decisions for these customers are made at the individual plant level which may diversify the concentration of risk.

Backlog

Our backlog as of September 30, 2013 and September 30, 2012 was approximately $25.2 million and $30.8 million, respectively.  We schedule production based on firm customer commitments and forecasted requirements.  We include in backlog only those customer orders for which we have accepted purchase orders, or the equivalent.

Competition

The markets for automated inspection systems and process systems are highly competitive.  We experience severe price competition across almost all our product lines.  Other important competitive factors include performance, reliability, and customer support and service.  We believe that we currently compete effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices.  Certain of our competitors may have substantially greater financial, technical, marketing and other resources.  Other companies which sell products in certain of our markets include Heat & Control, Inc. and its subsidiaries; Tomra Systems ASA and its subsidiaries, BEST N.V. and Odenberg Inc.; Sortex Ltd.; Kiremko B.V.; Meyer Industries, Inc.; KMG Systems Ltd.; VDL Industrial Products B.V.; TNA Australia Pty. Ltd.; and BMA AG.  We have encountered additional smaller competitors entering our markets, including the introduction of potentially competing tobacco sorters into the Chinese market manufactured by Chinese companies.  As we enter new markets, we expect to encounter additional new competitors.

Patents and Trademarks

We currently hold 32 United States patents on various features of our products issued from 1994 through fiscal 2013, and 15 other national patents issued by other countries.  The first of these patents will expire in fiscal 2014.  Although we consider our patents to be important to our business, we believe these expirations will not have a significant effect on us. Of the numbers above, five patents were issued in fiscal 2013.  As of December 6, 2013, 15 United States patent applications and 37 other foreign national patent applications were pending.  We have 59 registered trademarks and six pending application for trademarks.

We also attempt to protect our trade secrets and other proprietary information through proprietary information agreements and security measures with employees, consultants and others.  The laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Employees

At September 30, 2013, we had 602 full-time employees, including 346 in manufacturing and project engineering, 65 in research and development, 143 in marketing, sales and service, and 48 in general administration and finance.  A total of 178 employees are located outside the United States.  We also utilize temporary contract employees, which improves our ability to adjust manpower in response to changing demand for our products.  Of the total number of employees at September 30, 2013, 11 were contract employees.  None of our employees in the United States are represented by a labor union.  The employees located at our facility in Beusichem, The Netherlands are represented by the Small Metal Union.  We have never experienced a work stoppage, slowdown or strike.

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

The ongoing uncertainty and volatility in the global financial markets may adversely affect our operating results.

Our operations and performance depend on worldwide economic conditions.  Global financial markets continue to experience disruptions, including increased volatility and diminished liquidity and credit availability.  In particular, we may be affected by the continuing uncertainties associated with the debt crisis in certain countries in the European Union and the austerity measures being implemented or contemplated by various countries in Europe.  If global economic and market conditions, or economic and financial market conditions in Europe, the United States or other key markets, remain uncertain, persist, or deteriorate further, our customers may respond by suspending, delaying or reducing their capital expenditures, which may adversely affect our cash flows and results of operations.  Furthermore, our customers may experience increased difficulty in obtaining credit to finance purchases of the Company's products.  In addition, these conditions may affect the ability of our suppliers to provide goods and materials to us on a consistent and timely basis which may adversely affect our operations.

Discord, conflict, and lack of compromise within and between the executive and legislative branches of the U.S. government related to federal government budgeting, taxation policies, government expenditures, and U.S. borrowing/debt ceiling limits could adversely affect our business and operating results.

The inability of the legislative and executive branches of the U.S. government to pass in a timely manner a federal government budget, control deficit spending, address tax revenue requirements and effectively manage short and long term U.S. government borrowing, debt ratings, and debt ceiling adjustments could negatively affect U.S. domestic and global financial markets  reducing demand by our customers for our products and services.  Similarly, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses, they may become unable to continue to offer the materials we purchase from them to manufacture our products. The uncertainty resulting from these conflicts could result in reductions in our revenues, increased price competition, or increased operating costs, which could adversely affect our results of operations and financial condition.

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

We face price sensitivity from customers as well as aggressive pricing by our competitors, particularly in periods of excess capacity. Recent consolidation among our primary competitors may also allow these competitors to compete more effectively on price. These conditions may require us to lower prices in order to be price-competitive. In addition, because of their purchasing volume, our larger customers can influence market participants to compete on price terms. Such customers also use their buying power to negotiate lower prices. Customers are also increasing the use of integrated supply chain sourcing solutions focused solely on immediate cost savings. If we are not able to offset resulting price reductions by improving operating efficiencies and reducing expenses, such price reductions may have an adverse effect on our profit margins and net earnings.

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

We have made, or may make, acquisitions or enter into distribution agreements or similar business relationships that could disrupt our operations and harm our operating results.

We have made, or may in the future make, acquisitions of businesses, or enter into distribution agreements or similar business relationships that offer products, services, or technologies that we believe would complement our business. These changes in our business present significant challenges and risks and there can be no assurances that we will manage these changes successfully. These changes in our business involve numerous risks, including:

•	significant potential expenditures of cash, stock, and management resources;

•	difficulty achieving the potential financial and strategic benefits of the acquisition or business relationship;

•	difficulties in integrating acquired operations or products, including the potential loss of key employees from the acquired business;

•	difficulties of integrating different technologies into products and markets due to technological challenges;

•	assumption of product liabilities, including warranty costs, for third party products;

•	increased costs due to required minimum purchase levels and commitments for payments to third parties;

•	difficulties and costs associated with evaluating and integrating the information systems and internal control systems of the acquired business;

•	impairment of assets related to goodwill and other intangible assets resulting from an acquisition, and reduction in our future operating results from amortization of intangible assets;

•	diversion of management's attention from our core business, including loss of management focus on marketplace development;

•	potential difficulties in complying with foreign regulatory requirements;

•	adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers and customers of the acquired business;

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

We conduct business outside the United States, which subjects us to the risks inherent in international operations. In fiscal 2013, our international sales represented approximately 45% of our consolidated net sales, compared to approximately 45% of our consolidated net sales in fiscal 2012. Risks inherent in international operations include the following:

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

Our subsidiary Visys N.V. is involved in ongoing litigation that may result in an adverse outcome. Regardless of the outcome, we will be forced to expend resources as a participant in the litigation.

Our subsidiary Visys N.V. ("Visys") is subject to certain litigation due to patent infringement and other claims made by Belgian Electronics Sorting Technologies NV (“BEST”). BEST has filed several complaints since 2006 in various Belgian courts against Visys, which we acquired on February 28, 2013. Although we believe that BEST’s claims against Visys are without merit, an unfavorable decision in any litigation involving BEST could have a material adverse effect on our profitability and financial condition. We believe that the likelihood of an outcome that materially and adversely affects us is remote, but the litigation could ultimately require us to make a financial payment to BEST, or enter into license agreements with BEST. There is no guarantee that we would be able to make such payments without adversely affecting operations, or obtain license agreements with BEST on commercially reasonable terms. In the event of an unfavorable outcome, we are also entitled to receive indemnification payments under certain circumstances from the former shareholders of Visys pursuant to the acquisition agreement, but there can be no assurance that such payments would be adequate to cover all potential damages. Finally, regardless of the outcomes of the BEST proceedings, Visys may be forced to expend significant resources defending itself, potentially affecting our profitability and financial condition. The ultimate resolution of the matters involving BEST, and the associated financial effect on us, remains uncertain.

Our dependence on certain suppliers may leave us temporarily without adequate access to raw materials or products.

We also rely on third-party domestic and foreign suppliers for certain raw materials. Several of these suppliers are the single source of the raw material. We do not have long-term contracts with any supplier. We may be adversely affected in the event that these suppliers cease operations or if pricing terms become less favorable. The loss of a key vendor may force us to purchase our necessary raw materials and components in the open market, which may not be possible or may be at higher prices, until we could secure another source. There is no assurance that the terms of any subsequent supply arrangements we may enter into would be as favorable as the supply arrangements we currently have in place. If we are unable to replace a key supplier, we may face delays in delivering finished products, which could have an adverse effect on our sales, financial performance and reputation.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own or lease the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	173,000	Owned	n/a	n/a
Walla Walla, Washington	Customer Visitor Center, equipment demonstration facility	31,500	Leased	2015	Two five-year renewal periods
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2022	Two five-year renewal periods
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2015	One year
Beusichem, The Netherlands	Warehouse	11,000	Leased	2015	One year
Hasselt, Belgium	Manufacturing, sales and marketing, research and development, administration	19,500	Leased	2016	Three years

We also have leased office space for sales and service and other activities in Walla Walla, Washington; Sacramento, California; Dingley, Australia; Querétaro, Mexico; and Rotselaar and Hasselt, Belgium.

We consider all of our properties suitable for the purposes for which they are used.

ITEM 3.	LEGAL PROCEEDINGS.

 On January 27, 2006, Belgian Electronics Sorting Technologies NV ("BEST") filed a complaint in the Court of First Instance in Antwerp, Belgium against our subsidiary Visys, acquired on February 28, 2013, alleging infringement of BEST's patent on a sorting apparatus with a laser detection system. BEST seeks injunctive relief, and damages and costs aggregating approximately €12,750,000. Visys has introduced certain counterclaims and commenced related proceedings in the Netherlands alleging the invalidity of the principal patent in question. In October 2012, the invalidity claim was partially granted by the Dutch court. Oral argument is now scheduled in the Belgian proceeding for February 2014, with a possible decision expected later in 2014.

In addition, on August 17, 2007, BEST started entitlement proceedings in the Court of First Instance in Antwerp related to two patents of Visys which Visys does not currently use. This case is set for trial before the Court of Appeal of Antwerp in April 2014. On June 29, 2011, BEST commenced nearly identical entitlement proceedings in the Commercial Court of Antwerp regarding a U.S. patent of Visys that is part of the same patent family as is at issue in the entitlement proceeding set for trial in the Court of Appeal. The judge in the Commercial Court has stayed these proceedings until the decision of the Court of Appeal.

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

From time-to-time, the Company is named as a defendant in other legal proceedings arising out of the normal course of its business.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of our common stock are quoted on The NASDAQ Global Market under the symbol “KTEC”.  The following table shows the high and low sales prices per share of our common stock, as reported on NASDAQ, by quarter for the two most recent fiscal years ending September 30, 2013:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2013
First Quarter	$10.71	$8.19
Second Quarter	$13.09	$10.14
Third Quarter	$16.40	$12.35
Fourth Quarter	$15.50	$12.21

Fiscal year ended September 30, 2012
First Quarter	$15.30	$10.65
Second Quarter	$15.34	$12.45
Third Quarter	$13.97	$9.49
Fourth Quarter	$10.88	$7.51

We had approximately 1,476 beneficial owners of its common stock, of which 135 are of record, as of December 6, 2013.

We have not historically paid dividends on our common stock.  The board of directors presently intends to continue its policy of retaining earnings for reinvestment in our operations.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us or on our behalf during the quarter ended September 30, 2013 of equity securities registered by us under Section 12 of the Securities Exchange Act of 1934.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2013	810	$15.18	—
August 1-31, 2013	—	—	—
September 1-30, 2013	796	$13.80	—
Total	1,606	$14.50	—	429,202(2)

(1)	Includes shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under our employee stock incentive plans. The shares were subsequently canceled.

(2)
We initiated a new stock repurchase program effective May 30, 2012.  We were authorized to purchase up to 500,000 shares of our common stock under the program.   The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by us and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC., THE RUSSELL MICROCAP INDEX, AND PEER GROUP

	2008	2009	2010	2011	2012	2013

Key Technology, Inc.	100.00	47.47	54.51	47.66	40.83	58.20

Russell Microcap Index	100.00	92.06	98.91	94.13	128.26	169.46

Peer Group	100.00	80.06	83.30	83.19	84.67	130.99

PEER GROUP: Cognex Corporation, Perceptron, Inc., Flir Systems, Inc., John Bean Technologies Corporation, Tomra Systems, Inc., Isra Vision AG.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2013 has been derived from our audited consolidated financial statements.  The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto as provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

		Fiscal Year Ended September 30,
		2013	2012	2011	2010	2009
		(in thousands, except per share data)
	Statement of Operations Data:
	Net sales	$136,783	$115,174	$116,328	$115,804	$105,450
	Cost of sales	90,739	79,339	78,531	75,651	66,427
	Gross profit	46,044	35,835	37,797	40,153	39,023
	Operating expenses	40,213	34,867	35,310	34,896	39,609
	Gain (loss) on disposition of assets	42	(15)	4	77	(352)
	Income (loss) from operations	5,873	953	2,491	5,334	(938)
	Other income (expense)	(460)	(359)	(542)	(172)	(431)
	Earnings (loss) from continuing operations before income taxes	5,413	594	1,949	5,162	(1,369)
	Income tax (benefit) expense	1,402	145	495	1,524	(878)
	Net earnings (loss)	$4,011	$449	$1,454	$3,638	$(491)
Earnings (loss) per share	– basic	$0.69	$0.08	$0.27	$0.69	$(0.10)
	– diluted	$0.69	$0.08	$0.27	$0.69	$(0.10)
	Cash dividends per share	$—	$—	$—	$—	$—
Shares used in per share calculation	– basic	5,836	5,390	5,311	5,277	5,116
	– diluted	5,855	5,399	5,329	5,293	5,116
	Balance Sheet Data:
	Cash and cash equivalents and short-term investments	$17,601	$23,755	$28,754	$29,096	$18,142
	Working capital	42,338	44,136	42,484	41,475	37,033
	Property, plant and equipment, net.	17,259	18,370	19,433	16,821	16,175
	Total assets	114,624	86,354	94,405	91,267	80,715
	Current portion of long-term debt	871	364	345	333	319
	Long-term debt, less current portion	5,612	4,833	5,197	5,542	5,876
	Shareholders' equity	73,125	59,430	58,774	56,338	51,457

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We and our wholly-owned subsidiaries design, manufacture and sell process automation systems integrating electro-optical inspection, sorting and process systems.

We own five subsidiaries:  Key Technology Holdings USA LLC; Key Technology Australia Pty Ltd.; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co., Ltd.; and Key Technology Asia-Pacific Pte. Ltd.  Key Technology Holdings USA LLC owns Visys N.V. and Suplusco Holding B.V., its European subsidiary, which owns Key Technology B.V.  We manufacture products in Walla Walla, Washington; Redmond, Oregon; Beusichem, The Netherlands, and Hasselt, Belgium.

Overview

Sales increased $21.6 million, or 18.8%, to $136.8 million for the year ended September 30, 2013 compared with $115.2 million for fiscal 2012, while orders increased $18.0 million, or 16.5%, in fiscal 2013 over fiscal 2012.  We reported net earnings for fiscal 2013 of $4.0 million, or $0.69 per diluted share, compared with net earnings of $449,000, or $0.08 per diluted share, for fiscal 2012.  Net earnings increased in fiscal 2013 compared to fiscal 2012 as a result of a $10.2 million increase in gross profit, offset by higher operating expenses of $40.2 million, or 29.4% of net sales, compared to $34.9 million, or 30.3% of net sales, for fiscal 2012.  The increase in gross margins to 33.7% in fiscal 2013 from 31.1% in fiscal 2012 was due to a higher mix of higher margin automated system sales and the product mix within automated inspection systems, and more efficient factory utilization, partially offset by higher warranty and customer support costs due in part to the increase in net sales and $1.0 million of acquisition related fair value adjustments to acquired inventory.  Operating expenses increased $5.3 million, or 15.3%, in fiscal 2013 as compared to fiscal 2012 due to the acquisition of Visys, the results of which have been included since the acquisition date, February 28, 2013, higher commissions due to the increase in net sales; increased research and development expenses related to developing new technology solutions; and the increased expenses associated with amortization of intangible assets.  Other expenses were $460,000 in fiscal year 2013 compared to $359,000 in fiscal year 2012.

Automated inspection systems sales increased 27%, process systems sales were up 13%, and parts and service sales increased 13% in fiscal 2013 compared to the prior fiscal year.  Orders for automated inspection systems increased 48%, process system orders decreased 7%, and parts and service orders increased 15% in fiscal 2013 compared to the prior fiscal year. Export and international sales for the fiscal years ended September 30, 2013, 2012 and 2011 accounted for 45%, 45% and 41% of net sales in each year, respectively.

While the Company produced significantly improved operating results in fiscal 2013, our major business still serves seasonal and cyclical industries, and it remains typical for order and backlog quantities to vary on a quarter-by-quarter basis. While we have recently seen a softening in the European region, we remain positive regarding our overall international opportunities.

Our acquisition of Visys, completed on February 28, 2013, was a critical component of our long-term strategy. Visys has brought new technology, expertise and chute-fed solutions that complement our existing product portfolio. The Visys products have enabled us to add nuts and dried fruit as a new core market as well as expand our available product offerings and solutions in the processed fruit and vegetables and potato markets. The Visys team, now fully integrated within Key, adds capabilities and skill sets that augment our already talented and experienced team.

In fiscal 2013, we focused on our five strategic imperatives, which will continue in fiscal 2014. Those five strategic imperatives are as follows:

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

Acquisition

Effective February 28, 2013, we completed the acquisition of Visys NV ("Visys"), a Belgian supplier of high-end digital sensor-based optical sorters. We acquired 100% of the outstanding shares of Visys for approximately $21.3 million, consisting of $13.2 million in cash, 600,000 shares of our common stock and warrants to purchase 250,000 shares of our common stock. Visys has been included in our operating results for the period from the date of acquisition. Further information regarding the acquisition of Visys is contained in Footnote 2 to our Consolidated Financial Statements as of September 30, 2013.

License and Distribution Agreements

In July 2013, we entered into an exclusive license agreement with EVK Di Kerschhaggl GmbH and Insort GmbH to deploy chemical imaging technology for potato processing applications and to integrate new hyperspectral developments into our automated inspection systems, and an exclusive distribution agreement to market Insort's complementary sorting solutions exclusively in North America and to strategic specified customers worldwide. These partnerships are expected to enhance our ability to offer high-performance digital sorting technologies in the potato industry, and facilitate our development of next-generation hyperspectral sorters for a variety of food processing applications.

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, we sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Certain other, less frequent, equipment sales are recognized as revenue upon completion of installation at the customer site. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  We typically have a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  Our sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At

September 30, 2013, we had invoiced $4.0 million, compared to $2.4 million at September 30, 2012, for which we have not recognized revenue.

Allowances for doubtful accounts.  We have established allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of September 30, 2013, the balance sheet included allowances for doubtful accounts of $296,000 as compared to $190,000 at September 30, 2012.  Amounts charged to bad debt expense for fiscal 2013 and 2012 were $2,000 and $24,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2013 and 2012 were $26,000 and $84,000, respectively.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2013, cumulative inventory adjustments to lower of cost or market totaled $3.5 million compared to $2.6 million as of September 30, 2012.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2013 and 2012 were $1.7 million and $1.6 million, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $867,000 and $826,000 for fiscal 2013 and 2012, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2013, we held $40.1 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time, future results of operations, and market multiples used in valuation models; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of September 30, 2013, the balance sheet included warranty reserves of $2.7 million, while $4.2 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $2.0 million as of September 30, 2012 and warranty charges of $3.6 million for the fiscal year then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2013, we had valuation reserves of approximately $180,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods. During fiscal 2013, we recorded net additional valuation reserves of $2,000 related to capital loss carryforwards and $3,000 as part of the acquisition of Visys related to net operating loss carryforwards. In addition, we reversed offsetting amounts of approximately $135,000 of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to the utilization of net operating loss carryforwards in Europe in fiscal 2013. As these were offsetting amounts, these changes had no effect on net earnings. During fiscal 2012, we recorded net additional valuation reserves of $5,000 related to capital loss carryforwards. In addition, we recorded offsetting amounts of approximately $2.5 million of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards in foreign jurisdictions that we believe will not be utilized during the carryforward periods. We also reversed offsetting amounts of approximately $700,000 of valuation reserves for Chinese deferred tax assets and U.S. deferred tax liabilities related to net operating loss carry forwards that were utilized in the foreign jurisdiction. As these were all offsetting amounts, these changes had no effect on net earnings.  During fiscal 2011, we recorded $160,000 of valuation reserves related to net operating loss carryforwards in foreign jurisdictions offset by U.S. deferred tax liabilities and reversed $17,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on our corporate income tax return.  There were no other valuation allowances at September 30, 2013 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  At September 30, 2013, we had reserves of $126,000 for estimated tax exposures.  During fiscal 2013 and 2012, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2013, the existing research and development tax credit was retroactively renewed and extended to December 31, 2013.  Due to this change in tax law, the Company recorded approximately $192,000 of additional research and development credits in fiscal 2013 related to research and development expenditures incurred during fiscal 2012. The research and development credit was effective for the Company for only the first fiscal quarter of 2012 prior to its expiration date. Similarly, in fiscal 2011, an additional $72,000 of research and development credits were recorded which related to R&D expenditures in fiscal 2010.   The research and development credit expires December 31, 2013 and, as of the date of this report, has not been renewed.

Comparison of Fiscal 2013 to Fiscal 2012
	Fiscal Year Ended September 30,
	2013	2012	Change $	Change %
	(in thousands)
Statement of Operations Data
Net sales	$136,783	$115,174	$21,609	18.8
Gross profit	46,044	35,835	10,209	28.5
Operating Expenses:
Sales and marketing	18,976	17,439	1,537	8.8
Research and development	9,647	8,343	1,304	15.6
General and administrative	10,594	9,070	1,524	16.8
Amortization	996	15	981	N/M*
Total operating expense	40,213	34,867	5,346	15.3
Gain (loss) on disposition of assets	42	(15)	57	N/M*
Income from operations	5,873	953	4,920	516.3
Other income (expense)	(460)	(359)	(101)	28.1
Income tax expense	1,402	145	1,257	866.9
Net earnings	$4,011	$449	3,562	793.3
Balance Sheet Data
Cash and cash equivalents	$17,601	$23,755	(6,154)	(25.9)
Accounts receivable	17,725	11,426	6,299	55.1
Inventories	27,921	23,166	4,755	20.5
Other Data (unaudited)
Orders for year ended September 30	126,930	108,976	17,954	16.5
Backlog at fiscal year end	25,231	30,810	(5,579)	(18.1)
* Not Meaningful

Results of Operations

Fiscal 2013 compared to Fiscal 2012

Net sales for the year ended September 30, 2013 were $136.8 million, a 19% increase from the $115.2 million reported for fiscal 2012. International sales for fiscal 2013 were 45% of net sales and 45% in the corresponding prior year period. The increase in net sales occurred most significantly in North America and Europe, partially offset by decreases in net sales in Latin America.  Sales in our automated inspection systems product line increased by 27% to $59.3 million in fiscal 2013, accounting for 43% of total revenues, compared to $46.6 million in fiscal 2012, or 40% of total revenues. The increase in automated inspection system sales was principally in the potato market, as well as other food markets, offset by decreases in the processed fruit and vegetable and fresh cut markets. The increase in automated inspection system sales occurred in the ADR, Tegra, VEO, Verisym and upgrade product lines, partially offset by decreases in Optyx, Raptor, Manta and tobacco sorter product lines.  Process systems sales in fiscal 2013 were $50.7 million a 13% increase from the $44.9 million reported for fiscal 2012.  Sales of process systems accounted for 37% of total revenues in fiscal 2013 compared to 39% in fiscal 2012.  The increase in process systems sales related primarily to vibratory products in Europe and other process system equipment, partially offset by a decrease in rotary sizing and grading systems and third-party equipment. Parts and service sales increased from the prior year by $3.1 million or 13% to $26.7 million compared to $23.6 million in fiscal 2012.  Parts and service sales represented 20% of sales in fiscal 2013 and 21% in fiscal 2012.

Orders increased 16%, or $17.9 million, to $126.9 million in fiscal 2013 from the $109.0 million of new orders received in fiscal 2012.  Backlog at September 30, 2013 decreased 18% to $25.2 million compared to the $30.8 million reported at the end of fiscal 2012.  The order mix for the more recent year changed from fiscal 2012.  For fiscal 2013, our higher margin automated inspection systems orders increased by $18.0 million, or 48%, representing 44% of order volume in fiscal 2013 compared to 34% in the prior year. This increase occurred in almost all automated product inspection lines, except for Optyx and ADR systems.  Automated inspection system orders increased in fiscal 2013 across most major markets, and most significantly in the potato market, and principally in the North American region. Orders for process systems decreased by $3.4 million, or 7%, and represented 35% of order volume in fiscal 2013 compared to 44% in the prior year.  The decrease in orders for process systems occurred primarily in vibratory, rotary sizers and graders, and third-party equipment product lines, partially offset by increases in vibratory products in Europe and other process system equipment. Parts and service orders increased from the prior year by $3.4 million, or 15%, and represented 21% and 22% of orders in fiscal 2013 and fiscal 2012, respectively. Orders increased most significantly in the North American region, particularly in the potato market.

Automated inspection systems backlog was $14.2 million at the end of fiscal 2013, essentially the same as a year ago. The backlog for automatic inspection systems increased in the Manta, Tegra, tobacco sorter and Visys product lines offset by decreases in the ADR, Optyx and Raptor product lines. Backlog for process systems was down $6.0 million, or 39%, to $9.3 million at the end of fiscal 2013 compared to $15.3 million at the same time a year ago. The decrease in the backlog for process systems was primarily driven by a decrease in vibratory products, third-party equipment, and vibratory equipment in Europe. Backlog by product line at September 30, 2013 was 56% automated inspection systems, 37% process systems, and 7% parts and service, compared to 46% automated inspection systems, 50% process systems, and 4% parts and service at September 30, 2012.

Gross profit increased to $46.0 million for fiscal 2013 compared to $35.8 million in fiscal 2012, or 33.7% and 31.1% of net sales, respectively.  The principal reasons for the increase in the gross profit margin percentage were a higher mix of higher margin automated inspection system sales and the product mix within automated inspection systems and more efficient factory utilization, partially offset by higher warranty and customer support costs due in part to the increase in net sales and $1.0 million of acquisition related fair market value adjustments to acquired inventory. Gross margins are expected to be significantly lower in the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013, and gross margin percentages for the first quarter of fiscal 2014 are expected to be adversely affected by unfavorable plant utilization.

Research and development expense increased $1.3 million to $9.6 million, or 7.1% of sales, in fiscal 2013 from $8.3 million, or 7.2% of sales, in fiscal 2012.  In fiscal 2013, there was an increase in expenses related to developing new technology solutions, as well as the inclusion of the research and development expense of Visys since the acquisition date.

Sales and marketing expense in fiscal 2013 increased to $19.0 million compared to $17.4 million spent in fiscal 2012.  As a percentage of sales, sales expense decreased to 13.9% of sales in fiscal 2013 from 15.1% of sales in fiscal 2012.  The primary reasons for the sales and marketing expense increase in spending were increased net sales, higher commissions due to the increase in net sales, the inclusion of the sales and marketing expenses of Visys since the acquisition date, and increased sales incentive compensation.

General and administrative expense in fiscal 2013 was $10.6 million or 7.7% of sales for the year, compared to $9.1 million or 7.9% of sales for fiscal 2012.  The primary reason for the increase in spending were the inclusion of Visys since the acquisition date, $785,000 of acquisition related expenses, and incentive compensation expenses.

Operating expenses for the first quarter of fiscal 2014 are anticipated to decrease modestly as compared to the fourth quarter of fiscal 2013.

Other income and expense was an expense of $460,000 for fiscal 2013 compared to $359,000 of expense for fiscal 2012.  In fiscal 2013, we recognized foreign exchange losses of $146,000, net of the effects of forward contracts settled during the year, compared with exchange gains of $183,000 in fiscal 2012. In fiscal 2012, we recorded $209,000 of expense related to accumulated foreign currency translation adjustments reclassified from other comprehensive income to the results of operations.

The effective tax rate for the Company was a tax expense rate of 25.9% in fiscal 2013 compared to a tax expense rate of 24.4% in fiscal 2012. The effective tax rate in fiscal 2013 was favorably affected by the domestic production deduction and the research and development tax credit offset by other permanent deductions.  The effective tax rate for fiscal 2013 was affected by the research and development credits recorded in fiscal 2013, including $192,000 of additional research and development tax credits related to fiscal 2012 recorded in fiscal 2013 due to changes in tax law during fiscal 2013 to retroactively renew the research and development tax credit. The ratios were also affected by the relative size of individual items compared to net earnings for fiscal 2013, which was significantly higher than net earnings in fiscal 2012.

Net earnings in fiscal 2013 were $4.0 million, or $0.69 per diluted share, compared to net earnings of $0.4 million, or $0.08 per diluted share, in fiscal 2012.  The principal reasons for the increase in earnings for fiscal 2013 compared to fiscal 2012 were higher net sales and gross profit margins, partially offset by higher operating expenses. As a result of our lower fourth quarter ending backlog and anticipated shipment schedule, the Company expects that the results of operations will be significantly lower in the first quarter of fiscal 2014 than in the first quarter of fiscal 2013.

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

Liquidity and Capital Resources

Fiscal 2013

For fiscal 2013, net cash decreased by $6.2 million to $17.6 million on September 30, 2013 compared to $23.8 million on September 30, 2012.  We generated $8.8 million in cash from operating activities, used $14.0 million in investing activities and consumed $1.0 million in financing activities.

The net cash provided by operating activities during fiscal 2013 of $8.8 million included net earnings for the year of $4.0 million, non-cash expenses for depreciation and amortization of $4.9 million, non-cash share-based payments of $1.3 million, offset by increases of $3.4 million in deferred taxes due to the timing of deductions for tax purposes.  Non-cash working capital at September 30, 2013 decreased from the same time last year, providing $2.0 million of cash. The major changes in current assets and liabilities in fiscal 2013 that were sources of cash were a $3.7 million reduction of inventory due to lower backlog and inventory requirements, and a $3.7 million increase in accrued payroll liabilities due to the timing of payroll and timing of payments for increased commissions and increased sales and other incentive compensation, and a $0.9 million increase in customer support and warranty costs accrued due to the increase in net sales. These sources of cash were partially offset by increases in accounts receivable of $5.5 million due to the timing of shipments during the last fiscal quarter of 2013 and related timing of collections, decreases in customer deposits of $1.1 million related to the decreased backlog at fiscal year end, the timing of orders received in the last fiscal quarter of 2013 and related timing of customer down payments received. The changes in working capital in fiscal 2013 reflects normal variations in our operations.

Cash used in investing activities totaled $14.0 million during fiscal 2013, which primarily consisted of $13.2 million of cash used for the acquisition of Visys, net of cash of $1.6 million acquired in the transaction, and capital expenditures of $2.5 million.  Capital expenditures were primarily for manufacturing equipment, leasehold improvements, and information systems software and equipment.

Cash used in financing activities totaled $1.0 million in fiscal 2013, which included payments on long-term debt of $697,000 associated with our mortgage on our headquarters facility, $240,000 for exchanges of shares for statutory tax withholding, and $30,000 of cash used for repurchases of our common stock, offset by $95,000 of proceeds from the issuance of common stock for option exercises and employee stock purchases.

Our domestic credit facility provides for a variable-rate revolving credit line of up to $15 million and a credit sub-facility of $6 million for standby letters of credit of which up to €3.0 million ($4.1 million) is available to our Netherlands facility.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at our option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon our achievement of a specified financial ratio.  Our prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  Our BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At September 30, 2013, the interest rate would have been 1.68% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory and equipment and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $4.8 million was outstanding at September 30, 2013.  The term loan provided for a mortgage on our Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  We have also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender. In fiscal 2013, the relevant loan agreement was amended to permit the acquisition of Visys.  At September 30, 2013, we had no borrowings outstanding under the credit facility and $548.000 in standby letters of credit.  At September 30, 2013, we were in compliance with our loan covenants.  At September 30, 2012, we had no borrowings outstanding under the credit facility and $250,000 in standby letters of credit.

Our credit accommodation with a commercial bank in the Netherlands provides a credit facility for our European subsidiary.  This credit accommodation totals €1.75 million ($2.4 million) and includes an operating line of the lesser of €250,000 ($338,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2013, the interest rate was 5.95%.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary.  At September 30, 2013, we were in compliance with our loan covenants.  At September 30, 2013, we had no borrowings under this facility and had received bank guarantees of €502,000 ($679,000) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings under the operating line.  At September 30, 2012, we had no borrowings under this facility and had received bank guarantees of €152,000 ($196,000).

Our Belgian subsidiary's credit accommodation with a commercial bank in Belgium provides a credit facility for our Belgian subsidiary. This credit accommodation totals €2.7 million ($3.7 million) and includes an operating line of €800,000 ($1.1 million), a bank guarantee facility of €500,000 ($0.7 million), and loan agreement provisions of €1.4 million ($1.9 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At September 30, 2013, the interest rate was 9.75%. At September 30, 2013, the subsidiary had no borrowings under the operating line. At September 30, 2013, the subsidiary had various loans outstanding under the loan agreement provision totaling €1.1 million ($1.5 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between February 2014 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured as of December 31 of each fiscal year. At December 31, 2012, the subsidiary was in compliance with the tangible net worth covenant. At June 30, 2013, the subsidiary had no bank guarantees under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €130,000 ($176,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

We anticipate that current cash balances, ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future.  Cash used for operating activities was $8.8 million in fiscal 2013, and cash provided by (used in) operating activities was $(1.3) million and $5.8 million in fiscal years 2012 and 2011, respectively.  We had no material commitments for capital expenditures at September 30, 2013.

Prior Years - Fiscal 2012 and 2011

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

Contractual Obligations

Our continuing contractual obligations and commercial commitments existing on September 30, 2013 are as follows:

		Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$6,483	$871	$1,652	$1,197	$2,763
Interest on long-term debt (2)	1,301	264	420	283	334
Operating leases	3,970	1,162	1,239	569	1,000
Purchase obligations(3)	2,148	2,148	—	—	—
Total contractual cash obligations	$13,902	$4,445	$3,311	$2,049	$4,097

(1)
We also have $126,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

At September 30, 2013, we had standby letters of credit totaling $1.2 million, which includes secured bank guarantees under our domestic and European credit facilities and domestic letters of credit securing certain self-insurance contracts.  If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our operations in Australia and Latin America, transactions denominated in the local currencies of these countries may increase.  As of September 30, 2013, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $38,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets. We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2013, we held a 30-day forward contract for €2.0 million ($2.7 million).

As of September 30, 2013, the Euro gained approximately 5% in value against the U.S. dollar compared to its value at September 30, 2012.  During the twelve-month period ended September 30, 2013, changes in the value of the Euro against the U.S. dollar ranged between a 5% gain and a 1% loss as compared to the value at September 30, 2012.  Most other relevant foreign currencies lost in value against the U.S. dollar during fiscal 2013.  The effect of these fluctuations on our operations and financial results in fiscal 2013 were:

•
Translation adjustments of $587,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V. and Suplusco Holding B.V. and Visys N.V. into U.S. dollars, and to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the Peso balance sheet of Productos Key Mexicana, and the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd.

•
Foreign exchange losses of $146,000, net of the effects of forward contracts settled during the year, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Singapore and Mexican operations.

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

Interest Rate Risk.  Under our domestic credit facilities, we may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on our achievement of a specified financial ratio.  Our Netherlands subsidiary may borrow on our Netherlands credit facility at the lenders prime rate plus 175 basis points. Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%.  At September 30, 2013, we had no borrowings under these arrangements.  During the year ended September 30, 2013, interest rates applicable to these variable rate credit facilities ranged from 1.68% to 9.75%.  At September 30, 2013, the rate was 1.68% on its domestic credit facility and 5.95% on our Netherlands credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  Our mortgage on our headquarters facility bears interest at the BBA LIBOR plus 140 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate a 4.27%. Long-term fixed borrowings at our Belgian subsidiary bear interest rates ranging from 2.91% to 4.99%.  As of September 30, 2013, management estimate that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate mortgage to a fixed rate mortgage.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. (an Oregon corporation) and subsidiaries (the “Company”) as of September 30, 2013 and 2012, and the related consolidated statements of operations, statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 13, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.
We have audited the internal control over financial reporting of Key Technology, Inc. and subsidiaries’ (the “Company”) as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control-Integrated Framework (1992) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2013, and our report dated December 13, 2013, expressed an unqualified opinion on these consolidated financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 13, 2013

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND 2012
(In thousands)
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,601	$23,755
Trade accounts receivable, net of allowance for doubtful accounts of $296 and $190,	17,725	11,426
respectively
Inventories	27,921	23,166
Deferred income taxes	5,034	2,854
Income tax receivable	86	327
Prepaid expenses and other assets	4,206	2,665
Total current assets	72,573	64,193
PROPERTY, PLANT AND EQUIPMENT, Net	17,259	18,370
DEFERRED INCOME TAXES	760	—
INTANGIBLES, Net	10,982	36
INVESTMENT IN PRODITEC	1,148	1,153
GOODWILL	11,821	2,524
OTHER ASSETS	81	79
TOTAL	$114,624	$86,355
See notes to consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND 2012
(In thousands, except shares)
	2013	2012
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,669	$4,550
Accrued payroll liabilities and commissions	9,440	5,194
Customers' deposits	6,048	5,213
Accrued customer support and warranty costs	3,301	2,263
Income tax payable	430	2
Current portion of long-term debt	871	364
Customer purchase plans	1,731	956
Other accrued liabilities	1,745	1,515
Total current liabilities	30,235	20,057
LONG-TERM DEBT	5,612	4,833
DEFERRED INCOME TAXES	5,226	1,434
OTHER LONG TERM LIABILITIES	426	601
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock-no par value; 45,000,000 shares authorized; 6,168,654 and 5,312,145 issued and outstanding at September 30, 2013 and 2012, respectively	30,086	21,806
Warrants, no par value; 250,000 issued and outstanding at September 30, 2013	665	—
Retained earnings	41,677	37,682
Accumulated other comprehensive income (loss)	697	(58)
Total shareholders' equity	73,125	59,430
TOTAL	$114,624	$86,355
See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2013
(In thousands, except per share data)
	2013	2012	2011
NET SALES	$136,783	$115,174	$116,328
COST OF SALES	90,739	79,339	78,531
Gross profit	46,044	35,835	37,797
OPERATING EXPENSES:
Sales and marketing	18,976	17,439	19,474
Research and development	9,647	8,343	6,939
General and administrative	10,594	9,070	8,882
Amortization of intangibles	996	15	15
Total operating expenses	40,213	34,867	35,310
GAIN (LOSS) ON DISPOSITION OF ASSETS	42	(15)	4
INCOME FROM OPERATIONS	5,873	953	2,491
OTHER INCOME (EXPENSE):
Royalty income	52	51	—
Interest income	27	22	20
Interest expense	(277)	(264)	(261)
Reclassification from Other comprehensive income	—	(209)	—
Foreign exchange gain (loss)	(146)	183	(82)
Other, net	(116)	(142)	(219)
Total other income (expense)-net	(460)	(359)	(542)
Earnings before income taxes	5,413	594	1,949
Income tax expense	1,402	145	495
Net earnings	$4,011	$449	$1,454
EARNINGS PER SHARE - Basic	$0.69	$0.08	$0.27
EARNINGS PER SHARE - Diluted	$0.69	$0.08	$0.27
SHARES USED IN PER SHARE CALCULATION - Basic	5,836	5,390	5,311
SHARES USED IN PER SHARE CALCULATION - Diluted	5,855	5,399	5,329
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE YEARS ENDED SEPTEMBER 30, 2013
(Dollars in thousands)

	2013	2012	2011

Net earnings	$4,011	$449	$1,454
Other comprehensive income (loss):
Foreign currency translation adjustment	890	(202)	(108)
Unrealized changes in fair value of derivatives	254	(102)	(120)
Reclassification adjustment for foreign currency translation included in net earnings	—	209	—
Income tax (expense) benefit related to items of comprehensive income (loss)	(389)	32	78
Total comprehensive income	$4,766	$386	$1,304

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2013
(Dollars in thousands)
	Common Stock
	Shares	Amount	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2010	5,297,312	$20,006	$—	$36,177	$155	$56,338
Net earnings	—	—	—	1,454	—	1,454
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $37	—	—	—	—	(71)	(71)
Unrealized changes in value of derivatives, net of tax benefit of $41	—	—	—	—	(79)	(79)
Tax benefits from share-based payments	—	14	—	—	—	14
Share based payments	—	1,387	—	—	—	1,387
Issuance of stock upon exercise of stock options	5,000	40	—	—	—	40
Issuance of stock for Employee Stock Purchase Plan	8,269	107	—	—	—	107
Stock grants - performance-based	60,212	—	—	—	—	—
Stock grants - employment-based	53,470	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(26,919)	(416)	—	—	—	(416)
Stock forfeitures and retirements	(60,094)	—	—	—	—	—
Balance at September 30, 2011	5,337,250	21,138	—	37,631	5	58,774
Net earnings	—	—	—	449	—	449
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $69	—	—	—	—	(133)	(133)
Reclassification adjustment for foreign currency translation included in net earnings, net of tax of $71	—	—	—	—	138	138
Unrealized changes in value of derivatives, net of tax benefit of $34	—	—	—	—	(68)	(68)
Tax benefits from share-based payments	—	(103)	—	—	—	(103)
Share based payments	—	1,194	—	—	—	1,194
Issuance of stock upon exercise of stock options	9,056	13	—	—	—	13
Issuance of stock for Employee Stock Purchase Plan	8,417	81	—	—	—	81
Stock buyback	(70,853)	(312)	—	(398)		(710)
Stock grants - performance-based	92,910	—	—	—	—	—
Stock grants - employment-based	95,805	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(19,127)	(205)	—	—	—	(205)
Stock forfeitures and retirements	(141,313)	—	—	—	—	—
Balance at September 30, 2012	5,312,145	21,806	—	37,682	(58)	59,430
Net earnings	—	—	—	4,011		4,011
Comprehensive income - foreign currency translation adjustment, net of tax expense of $303	—	—	—	—	587	587
Unrealized changes in value of derivatives, net of tax expense of $86	—	—	—	—	168	168
Tax benefits from share-based payments	—	(60)	—	—	—	(60)
Share based payments	—	1,298	—	—	—	1,298
Issuance of stock upon exercise of stock options	10,000	28	—	—	—	28
Issuance of stock for Employee Stock Purchase Plan	6,257	67	—	—	—	67
Issuance of stock for acquisition, net of issuance costs of $126	600,000	7,201	—	—	—	7,201
Issuance of warrants (250,000) for acquisition, net of issuance costs of $62	—	—	665	—	—	665
Stock buyback	(3,288)	(14)	—	(16)	—	(30)
Stock grants - performance-based	178,163	—	—	—	—	—
Stock grants - employment-based	103,026	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(24,187)	(240)	—	—	—	(240)
Stock forfeitures and retirements	(13,462)	—	—	—	—	—
Balance at September 30, 2013	6,168,654	$30,086	$665	$41,677	$697	$73,125
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2013
(In thousands)
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$4,011	$449	$1,454
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Reclassification from Other comprehensive income	—	209	—
(Gain) loss on disposition of assets	(42)	15	(4)
Foreign currency exchange (gain) loss	146	(183)	82
Depreciation and amortization	4,868	3,654	2,944
Share based payments	1,276	1,182	1,407
Excess tax benefit from share based payments	(40)	(55)	(76)
Deferred income taxes	(3,421)	(73)	1,674
Deferred rent	(5)	(33)	(66)
Bad debt expense	2	24	(126)
Changes in assets and liabilities:
Trade accounts receivable	(5,511)	(2,671)	4,351
Inventories	3,665	887	(3,463)
Prepaid expenses and other current assets	(628)	1,124	(233)
Income taxes receivable	241	880	(1,016)
Patents	(135)	—	—
Accounts payable	(123)	(706)	(1,155)
Accrued payroll liabilities and commissions	3,698	(221)	(1,078)
Accrued customer support and warranty costs	863	(459)	367
Income taxes payable	367	70	(620)
Other accrued liabilities	556	137	(1,284)
Customers' deposits	(1,090)	(5,505)	2,614
Other	71	13	(22)
Cash provided by (used in) operating activities	8,769	(1,262)	5,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	77	8	42
Purchases of property, plant, and equipment	(2,468)	(2,600)	(5,588)
Cash paid for the acquisition of Visys, net of cash acquired	(11,607)	—	—
Cash used in investing activities	(13,998)	(2,592)	(5,546)
See notes to consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2013
(In thousands)
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(697)	(345)	(333)
Proceeds from issuance of common stock	95	94	147
Stock buyback	(30)	(710)	—
Issuance costs of stock and warrants	(188)	—	—
Excess tax benefits from share based payments	40	55	76
Exchange of shares for statutory withholding	(240)	(205)	(416)
Cash used in financing activities	(1,020)	(1,111)	(526)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	95	(34)	(20)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,154)	(4,999)	(342)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	23,755	28,754	29,096
CASH AND CASH EQUIVALENTS, END OF YEAR	$17,601	$23,755	$28,754
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$275	$278	$264
Cash paid (refunded) during the period for income taxes	$4,179	$(705)	$481

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Common stock issued for acquisition	$7,325	$—	$—
Warrants issued for acquisition	$727	$—	$—

See notes to consolidated financial statements.			(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2013

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Key Technology, Inc. and its wholly-owned subsidiaries (the “Company”) design, manufacture, sell and service process automation systems that integrate electro-optical inspection and sorting systems with process systems that include specialized conveying and product preparation equipment.  The consolidated financial statements include the accounts of Key Technology, Inc. and its wholly-owned subsidiaries:  Key Technology Holdings USA LLC; Productos Key Mexicana S. de R. L. de C.V.; Key Technology (Shanghai) Trading Co. Ltd.; Key Technology Asia-Pacific Pte. Ltd.; and Key Technology Australia Pty Ltd.  Suplusco Holding B.V. is a wholly-owned European subsidiary of Key Technology Holdings USA LLC that includes the accounts of Key Technology B.V. and Visys N.V.  All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition—The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, the Company sells its goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by the Company or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Certain other, less frequent, equipment sales are recognized as revenue upon completion of installation at the customer site. Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  The Company typically has a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  The Company’s sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, the Company defers revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to the Company, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, the Company periodically evaluates whether an allowance for sales returns is necessary.  Historically, the Company has experienced few sales returns.  If the Company believes there are potential sales returns, the Company would provide any necessary provision against sales.  The Company accounts for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  Upon receipt of an order, the Company generally receives a deposit which is recorded as customers’ deposits.  The Company makes periodic evaluations of the creditworthiness of its customers and generally does not require collateral.  An allowance for credit losses is provided based upon historical experience and anticipated losses.  The Company records revenues net of any taxes, such as sales tax, which are passed through to the customer.

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

Goodwill and Other Intangibles—The Company has only one reporting unit, and the estimated fair value of the Company approximates the market value of the Company.  The Company performed its annual assessment on July 31, 2013 and determined that there has been no impairment of goodwill due to the fair value of the reporting unit exceeding its carrying amount.  The fair value of the Company was calculated based on the market capitalization of the Company as of July 31, 2013.

Other intangibles are amortized over the estimated useful lives of the related assets, which are between 3 to 16 years.  Management periodically evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows.  Amortization of other intangibles was $996,000, $15,000, and $15,000 for the years ended September 30, 2013, 2012, and 2011, respectively (see Note 2).

Product Warranties—The Company provides a warranty on its products ranging from 90 days to five years following the date of shipment, the majority of which are for periods of one year or less.  Management establishes allowances for warranty costs based upon the types of products shipped and product warranty experience.  The provision for warranty costs is charged to cost of sales at the time of sale, and it is periodically assessed for adequacy based on changes in these factors.

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2013	2012
Beginning Balance	$2,030	$2,423
Warranty costs incurred	(4,194)	(3,639)
Warranty expense accrued	4,741	3,276
Balance acquired in acquisition	107	—
Translation adjustments	52	(30)
Ending balance	$2,736	$2,030

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

Termination Costs—In fiscal 2012, the Company announced certain cost reduction initiatives. As a result, the Company incurred approximately $800,000 in costs related to the reduction in force, the majority of which relates to one-time termination benefits. In addition, the Company incurred approximately $500,000 of other employment separation charges during fiscal 2012. Approximately $1.0 million and $300,000 of these costs were expensed as operating expenses and costs of goods sold, respectively, in fiscal 2012.

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

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing net earnings available to common shareholders by the weighted average number of shares outstanding for the period.  Diluted EPS is computed by dividing net earnings available to common shareholders by the weighted average common stock and common stock equivalent shares outstanding during each period using the treasury stock method for employee stock option plans, warrants and service-based stock awards.  The calculation of the basic and diluted EPS from continuing operations is as follows (in thousands except per share data):

	For the year ended September 30, 2013
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$4,011	5,836	$0.69
Effect of dilutive securities:
Common stock options	—	5
Warrants		14
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$4,011	5,855	$0.69

	For the year ended September 30, 2012
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$449	5,390	$0.08
Effect of dilutive securities:
Common stock options	—	9
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$449	5,399	$0.08

	For the year ended September 30, 2011
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$1,454	5,311	$0.27
Effect of dilutive securities:
Common stock options	—	18
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$1,454	5,329	$0.27

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30,
	2013	2012	2011
Common shares from:
Assumed exercise of stock options	10,000	10,000	—
Warrants	—	—	—

The options expire on dates beginning in February 2014 through February 2015.  The restrictions on stock grants may lapse between October 2013 and August 2016. The warrants expire in March 2016.

Comprehensive Income (loss)—In fiscal 2012, the Company reclassified losses of $209,000 for accumulated currency translation adjustments from Other Comprehensive income to the results of operations in Other income (expense).This reclassification was related to an operational restructuring where the Company announced that it believed it could most effectively address the China market through its existing distributor and representative partnerships. Operations related to the China market would continue through these sales channels and internal sales functions in the United States. In fiscal 2012, as part of the implementation of this decision, the Company closed its small China sales office operating as a wholly-owned foreign subsidiary, Key Technology (Shanghai) Trading Co. Ltd., which resulted in the liquidation of the assets and liabilities of the foreign subsidiary.

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

Accounting for Income Taxes—Deferred income taxes are provided for the effects of temporary differences arising from differences in the reporting of revenues and expenses for financial statement and for income tax purposes under the asset and liability method using currently enacted tax rates. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

Reclassifications—Certain reclassifications, which were not material to the financial statements, have been made to prior year amounts to conform to the current year presentation.

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

Fair value of the Company's common shares issued was determined on the basis of the closing market price on the date of the closing of the acquisition. The fair value of the warrants was determined with a Black-Scholes valuation model using the current stock price at the acquisition date, time until expiration, a 34% volatility rate and a 0.36% risk-free interest rate. The warrants may be exercised within three years after the date of issue at a price per share of $11.78 as stated in the acquisition agreement. One-half of the warrants may be exercised following the first anniversary of the closing date and the other half following the second anniversary of the closing date. The warrants may be exercised for cash or on a cashless basis.

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
$21,254

Goodwill - Goodwill in the amount of $9.0 million was recognized in the acquisition of Visys N.V. and is attributable to the benefits expected to arise after the acquisition, including additional distribution and market penetration, which can be leveraged from the combined product portfolios. None of the total amount of goodwill recognized is expected to be deductible for income tax purposes.

The fair value of accounts receivables acquired was $668,000 with the gross contractual amount being $790,000. The fair value of the $1.9 million of debt assumed in the acquisition approximates its carrying value.

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

Pro forma Information - The amounts of Visys N.V. net sales and the net loss included in the consolidated income statement from the date of acquisition for fiscal 2013 was $5.0 million and $2.2 million, respectively. The following consolidated pro forma information is based on the assumption that the acquisition occurred on October 1, 2011 (in thousands except per share data).

	Year Ended September 30,
	2013	2012
Net sales	$141,549	$124,342
Net earnings (loss)	$4,685	$(1,170)
Pro forma net earnings (loss) per share	$0.77	$(0.20)
Pro forma weighted average shares outstanding	6,185	5,999

Pro forma net earnings was adjusted to exclude $785,000 of acquisition-related costs incurred in the period ending September 30, 2013 and $883,000 of non-recurring expenses related to the fair value adjustment of acquired inventory for the period ending September 30, 2013.

Acquisition-Related Costs - Costs related to the acquisition, which include legal, accounting and valuation fees, in the amount of $785,000 have been charged directly to operations and are included in Operating expenses as General and Administrative expenses in the 2013 consolidated statement of operations for the year ended September 30, 2013. The Company also recognized $188,000 in costs associated with issuing the common stock and warrants issued as consideration in the acquisition. Those costs were deducted from the recognized proceeds of issuance within shareholders' equity.

Litigation - The acquired company is subject to litigation proceedings in Belgium and the Netherlands for alleged patent infringement and unfair competition claims seeking damages for lost profits, procedural costs and other damages. The cumulative amount of claims is approximately €12.75 million. As a result of our due diligence investigation in connection with the acquisition of Visys, the Company believes the claims are without merit and intends to pursue its defenses in these proceedings. As a result, no provision has been recorded for these claims.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

 As of September 30, 2013, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value	Amortization Life (Years)
Patents and developed technologies	$18,985	$8,244	3 to 16
Trademarks and trade names	1,036	960	8
Customer relationships	518	442	4
Non-compete agreements	1,649	1,336	3

	$22,188	$10,982

Amortization expense for the next five fiscal years is expected to be approximately:

Year Ended September 30,	(In thousands)

2014	$1,741
2015	1,733
2016	1,369
2017	1,044
2018	991
Thereafter	4,104
Total	$10,982

As of September 30, 2013, the Company had $11.8 million of goodwill which is not being amortized.  Other than the acquired goodwill in fiscal 2013, there were no changes to goodwill during the fiscal years ended September 30, 2013 and 2012.

4.	TRADE ACCOUNTS RECEIVABLE
 Trade accounts receivable consist of the following (in thousands):

	September 30,
	2013	2012
Trade accounts receivable	$18,021	$11,616
Allowance for doubtful accounts	(296)	(190)
Total trade accounts receivable, net	$17,725	$11,426

Amounts charged to bad debt expense for fiscal 2013, 2012, and 2011 were $2,000, $24,000, and $(126,000), respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2013, 2012, and 2011 were $26,000, $84,000, and $65,000, respectively.

5.         INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2013	2012
Purchased components and raw materials	$10,657	$8,659
Work-in-process and sub-assemblies	7,802	8,656
Finished goods	9,462	5,851
Total inventories	$27,921	$23,166

At September 30, 2013 and 2012, respectively, cumulative inventory adjustments to lower of cost or market totaled $3.5 million and $2.6 million.  Amounts charged to expense to record inventory at lower of cost or market were $1.7 million for fiscal 2013, $1.6 million for fiscal 2012, and $1.3 million for fiscal 2011.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $0.9 million, $0.8 million, and $1.1 million for fiscal 2013, 2012, and 2011, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2013	2012
Land and land improvements	$2,571	$2,555
Buildings and improvements	9,161	8,721
Manufacturing equipment	12,969	12,580
Computer equipment and software	18,299	16,440
Office equipment, furniture and fixtures	2,475	2,272
Construction in progress	40	561
	45,515	43,129
Accumulated depreciation	(28,256)	(24,759)
Total property, plant and equipment, net	$17,259	$18,370

Depreciation expense was $3.9 million, $3.6 million, and $2.9 million for fiscal 2013, 2012, and 2011, respectively.

7.	INVESTMENT IN PRODITEC

In fiscal 2009, the Company acquired a 15% minority interest in Proditec SAS, a French manufacturer of automated, solid dose pharmaceutical inspection systems for approximately $1.5 million.  The Company has certain tag along rights related to any capital changes at Proditec and may sell its shares to any third party subject to Proditec’s by-laws and right of pre-emption by Proditec.  This investment is being accounted for under the cost method of accounting. In fiscal 2013 and 2012, the Company received $6,000 and $25,000, respectively, in dividends from Proditec which reduced the cost of the Company's investment.

As of September 30, 2013, the investment had a carrying value of approximately $1.1 million and the fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

8.	FINANCING AGREEMENTS

The Company’s domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit of which up to €3.0 million ($4.1 million) is available to our Netherlands facility.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company’s option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company’s achievement of a specified financial ratio.  The Company’s prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company’s BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At September 30, 2013, the interest rate would have been 1.68% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At September 30, 2013 and 2012, the Company had no outstanding borrowings under the revolving line of credit and $548,000 and $250,000, respectively, in standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $4.8 million was outstanding as of September 30, 2013.  The term loan provides for a mortgage on the Company’s Avery Street headquarters land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  In fiscal 2013, the relevant loan agreement was amended to permit the acquisition of Visys N.V. At September 30, 2013, the Company was in compliance with its loan covenants.

The Company’s credit accommodation with a commercial bank in The Netherlands provides a credit facility for its European subsidiary.  This credit accommodation totals €1.75 million ($2.4 million) and includes an operating line of the lesser of €250,000 ($338,000) or the available borrowing base, which is based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2 million).  The operating line and bank guarantee facility are secured by all of the subsidiary’s personal property.  The credit facility bears interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At September 30, 2013, the interest rate was 5.95%.  At September 30, 2013, the Company had no borrowings under this facility and had received bank guarantees of €502,000 ($679,000) under the bank guarantee facility.  The credit accommodation contains a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At September 30, 2013, the Company was in compliance with the tangible net worth covenant.  At September 30, 2012, the Company had no borrowings under this facility and had received bank guarantees of €152,000 ($196,000) under the bank guarantee facility.  The credit facility allows overages on the bank guarantee facility.  Any overages reduce the available borrowings from the operating line.

The Company's Belgian subsidiary's credit accommodation with a commercial bank in Belgium provides a credit facility for its Belgian subsidiary. This credit accommodation totals €2.7 million ($3.7 million) and includes an operating line of €800,000 ($1.1 million), a bank guarantee facility of €500,000 ($0.7 million), and loan agreement provisions of €1.4 million ($1.9 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At September 30, 2013, the interest rate was 9.75%. At September 30, 2013, the subsidiary had no borrowings under the operating line. At September 30, 2013, the subsidiary had various loans outstanding under the loan agreement provision totaling €1.1 million ($1.5 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between February 2014 and November

2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured as of December 31 of each fiscal year. At December 31, 2012, the subsidiary was in compliance with the bank covenants. At September 30, 2013, the subsidiary had no bank guarantees under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €130,000 ($176,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

Principal payments on long-term debt are as follows:

Year Ended September 30,	(In thousands)
2014	$871
2015	832
2016	820
2017	712
2018	486
Thereafter	2,762
Total	$6,483

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt at September 30, 2013 approximates its carrying value.

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

At September 30, 2013, the Company had an interest rate swap with a notional amount of $4.8 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At September 30, 2013, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Consolidated Balance Sheet was $247,000.  There were no gains or losses recognized as part of net earnings in the Consolidated Statement of Operations related to the swap agreement during the fiscal year ended September 30, 2013, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $254,000 during fiscal 2013 were recorded as part of Other Comprehensive Income in the Equity section of the Company’s Consolidated Balance Sheet.  During fiscal 2013, the Company recorded $135,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At September 30, 2013, the Company had a one-month undesignated forward exchange contract for €2.0 million ($2.7 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $180,000 were recorded for forward exchange contracts in the year ended September 30, 2013 in Other income (expense) on the Company’s Consolidated Statement of Operations.  The losses on the Company’s forward exchange contracts are generally offset by gains recorded on the underlying assets or liabilities held in foreign currencies.  At September 30, 2013, the Company had liabilities of $46,000 for settlements under these forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.  At September 30, 2012, the Company had liabilities of $252,000 under these forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.

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

	Fair Value Measurements at September 30, 2013, (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(247)	—	$(247)
Forward exchange contracts	—	—	—	—

At September 30, 2013, the Company had long-term debt of approximately $6.5 million.  The Company’s long-term debt is recorded at historical cost, and the Company has not elected to fair value such financial instruments.  The estimated fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At September 30, 2013, the Company’s minority interest in Proditec SAS had a carrying value of approximately $1.1 million.  This investment is being accounted for under the cost method.  The fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

11.	LEASES

The Company has a leased sales facility in Washington State.  The lease expires in 2015, with two five year renewal options.  The Company has the option to purchase the facility at any time over the rental period for $1.5 million declining to $1.4 million during the remaining lease term.  The Company has a leased operating facility in Oregon the lease on which expires in 2022, with two five-year renewal options.  The Company has leased an operating facility in The Netherlands under a lease that expires in 2015, with a one-year renewal option, and a leased warehouse facility which expires in 2015. The Company has a leased operating facility in Belgium under a lease which expires in 2016, with a three-year renewal option. The Company also has leased office space for sales and service and other activities in Australia, Mexico, and Belgium, and other leased facilities in Walla Walla.  The Company also has leased vehicles, primarily in international locations.

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1.3 million for the year ended September 30, 2013, $1.2 million for the year ended September 30, 2012, and $1.2 million for the year ended September 30, 2011.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30,	Rental Payments	Rental Expense
2014	$1,162	$1,176
2015	791	802
2016	448	456
2017	286	290
2018	283	283
Thereafter	1,000	952
Total	$3,970	$3,959

12.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

At September 30, 2013, the Company had standby letters of credit totaling $1.2 million, which includes secured bank guarantees under the Company's domestic and European credit facilities. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately (i) $548,000 of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility, (ii) $679,000 of outstanding performance guarantees secured by bank guarantees under the Company's Netherlands subsidiary’s credit facility, and (iii) no outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

13.	INCOME TAXES

The provision for income taxes from continuing operations consists of the following (in thousands):

	Year Ended Year Ended September 30,
	2013	2012	2011
Current:
Federal	$4,381	$255	$(1,271)
Foreign	14	10	57
State	387	35	(30)
	4,782	300	(1,244)
Deferred:
Federal	(2,180)	(101)	2,758
Foreign	(1,092)	(48)	(1,060)
State	(110)	(11)	58
	(3,382)	(160)	1,756
Valuation reserves:
Federal	137	(1,749)	(177)
Foreign	(135)	1,754	161
State	—	—	(1)
	2	5	(17)
Total income tax expense	$1,402	$145	$495

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2013	2012
Deferred tax asset:
Reserves and accruals	$4,807	$2,836
Tax benefits of share-based payments	704	754
NOL and other carry forwards	878	88
Unrealized changes in value of derivatives to equity	84	34
Deferred tax liability:
Accumulated depreciation	(1,437)	(2,037)
Intangible assets	(4,025)	(253)
Translation adjustment to equity	(443)	(2)
Net deferred tax asset	$568	$1,420
Net deferred tax:
Current asset	$5,034	$2,854
Long-term asset	760	—
Long-term liability	(5,226)	(1,434)
Net deferred tax asset	$568	$1,420

At September 30, 2013, the Company had valuation reserves of approximately $180,000 for deferred tax assets for capital loss carry forwards and changes in the carrying value of its investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward period. During fiscal 2013, the Company recorded net additional valuation reserves of $2,000 related to capital loss carryforwards and $3,000 as part of the acquisition of Visys related to net operating loss carryforwards. In addition, the Company reversed offsetting amounts of approximately $135,000 of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to the utilization of net operating loss carryforwards in Europe in fiscal 2013. As these were offsetting amounts, these changes had no effect on net earnings.

During fiscal 2012, the Company recorded net additional valuation reserves of $5,000 related to capital loss carryforwards. In addition, the Company recorded offsetting amounts of approximately $2.5 million of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards in foreign jurisdictions that the Company believes will not be utilized during the carryforward periods. The Company also reversed offsetting amounts of approximately $700,000 of valuation reserves for Chinese deferred tax assets and U.S. deferred tax liabilities related to net operating loss carryforwards that were utilized in the foreign jurisdiction. As these were all offsetting amounts, these changes had no effect on net earnings.   There were no other valuation allowances at September 30, 2013 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

During fiscal 2011, the Company recorded $160,000 of valuation reserves related to net operating loss carryforwards in foreign jurisdictions offset by U.S. deferred tax liabilities and reversed $17,000 of valuation reserves for capital loss carryforwards that were utilized to offset capital gains on its corporate income tax return.

Income tax expense is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2013	2012	2011
Statutory rates	34.0%	34.0%	34.0%
Increase (reduction) in income taxes resulting from:
Domestic production deduction	(6.5)%	(7.5)%	—%
Research and development credit	(6.2)%	(13.3)%	(12.6)%
Changes in tax law, R&D credit	(3.5)%	—%	(3.7)%
State income taxes, net of federal benefit	3.4%	2.7%	0.9%
Rate differential, surtax on taxable income levels	0.8%	—%	—%
Differences in foreign rates	0.1%	—%	—%
Non-deductible acquisition costs	2.5%	—%	—%
Tax exempt interest	—%	—%	(0.1)%
Valuation reserve-capital losses	—%	(0.7)%	(0.8)%
Valuation reserve-Proditec	—%	1.5%	—%
Meals and entertainment deduction limitation	1.2%	9.6%	3.6%
Non-deductible stock compensation	0.1%	0.8%	0.3%
Loss of permanent deductions due to NOL carryback	—%	—%	3.8%
Other permanent differences	—%	(2.7)%	—%
Income tax combined effective rate	25.9%	24.4%	25.4%

In fiscal 2013, the existing research and development tax credit was retroactively renewed and extended to December 31, 2013.  Due to this change in tax law, the Company recorded approximately $192,000 of additional research and development credits in fiscal 2013 related to research and development expenditures incurred during fiscal 2012. The research and development credit was effective for the Company for only the first fiscal quarter of 2012 prior to its expiration date. Similarly, in fiscal 2011, an additional $72,000 of research and development credits were recorded which related to research and development expenditures in fiscal 2010.   The research and development credit expires December 31, 2013 and, as of the date of this report, has not been renewed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2012	$72
Additions based on tax positions related to the current period	57
Additions for tax positions of prior period	—
Reductions for tax positions of prior periods	(3)
Settlements	—
Balance at September 30, 2013	$126

As of September 30, 2013, the amount of unrecognized tax benefits, which if recognized would favorably affect the Company’s effective tax rate, is $126,000.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2008.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented.    As of September 30, 2013 and 2012, the Company had accrued $42,000 and $28,000, respectively, for possible interest and penalties.

14.	SHARE-BASED COMPENSATION PLANS

At September 30, 2013, the Company had three share-based compensation plans, which are shareholder-approved, as described below.  The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards.

Share-based compensation costs charged against income are as follows (in thousands):

	Year Ended September 30,
	2013	2012	2011
Cost of goods sold	$200	$126	$108
Operating expenses	1,076	1,056	1,299
Total share-based compensation expense	1,276	1,182	1,407
Income tax benefit	455	420	500

Approximately $21,000, $11,000, and $12,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2013, 2012, and 2011, respectively.

As of September 30, 2013, the total unrecognized compensation cost related to these plans was $2.0 million and was comprised of: $1.9 million related to service-based stock awards that is expected to be recognized over a weighted-average period of 2.09 years and $78,000 related to performance-based stock awards that are expected to be recognized over the weighted-average period of 1.55 years.

Employees’ Stock Incentive Plans—Under the 2010 Equity Incentive Plan and the 2003 Restated Employees’ Stock Incentive Plan (the “Incentive Plans”), eligible employees may receive restricted stock, incentive stock options or non-qualified stock options. The restrictions on restricted stock awards lapse based on employment-based or performance-based measures.  Options have a contractual term of 10 years and the option exercise price is the fair market value of the underlying stock at the date of grant. At September 30, 2013, the total number of shares reserved for issuance under the Incentive Plans was 672,474, of which 220,193 were available for grant.

Incentive Stock Options—A summary of option activity under the Incentive Plan as of September 30, 2013 and the year then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2012	35,000	$10.41	—	—
Granted	—	—	—	—
Exercised	(10,000)	$5.62	—	—
Forfeited or expired	—	—	—	—
Outstanding at September 30, 2013	25,000	$12.32	0.85	$55
Exercisable at September 30, 2013	25,000	$12.32	0.85	$55

There were no options granted in fiscal 2013, 2012, or 2011.  The total intrinsic value of options exercised during the years ended September 30, 2013, 2012, and 2011 was $66,000, $108,000, and $44,000, respectively.  No shares vested in fiscal 2013, 2012 or 2011.

As of September 30, 2013, there was no unrecognized compensation cost related to stock options granted under the Incentive Plans.

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

The summary of activity for service-based stock awards as of September 30, 2013, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2012	186,497	$13.92
Granted	178,163	$11.65
Vested	(103,565)	$12.76
Forfeited	(8,860)	$11.84
Non-vested and expected to vest balance at September 30, 2013	252,235	$12.86

The number of shares granted in fiscal 2013 that vest in one year or less was 49,294, vest in two years was 32,873, and vest in three years was 95,996.  The total fair value of shares vested in fiscal 2013, 2012, and 2011 was $1.5 million, $0.9 million, and $1.6 million, respectively.  As of September 30, 2013, there was $1.9 million of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 2.09 years.  In fiscal 2012, the Company granted 95,805 shares of service-based awards with a weighted average grant date fair value of $13.06.  In fiscal 2011, the Company granted 53,470 shares of service-based awards with a weighted average grant date fair value of $17.89.

Employee Performance-Based Stock Awards—In fiscal 2013, the Company awarded performance-based stock grants to selected executives. The lapse of restrictions on the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors over a three-year period ending September 30, 2015. In fiscal 2012, the Company awarded performance-based stock grants to selected executives.  The lapse of restrictions on some of the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors over a three-year period ending September 30, 2014.  In fiscal 2011, the Company awarded performance-based stock grants to selected executives.  The lapse of restrictions on some of the awards was contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors for the fiscal year ended September 30, 2011 and for others over a three-year period ended September 30, 2013.

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

A summary of the activity for performance-based stock awards as of September 30, 2013, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2012	76,622	$13.00
Granted	103,026	$14.67
Vested	—	$—
Forfeited	(4,602)	$14.67
Non-vested balance at September 30, 2013	175,046	$13.94

The total fair value of shares that vested in fiscal 2013, 2012, and 2011 was $0, $0, and $245,000, respectively.  The Company estimates it is less than probable that the performance based objectives will be achieved on all but 5,304 shares related to these awards and, therefore, no compensation cost is expected to be recognized on these awards. As of September 30, 2013, there was $78,000 of total unrecognized compensation cost related to the performance-based stock awards, where it is probable the performance based objectives will be achieved, that is expected to be recognized over a weighted-average period of 1.55 years.  In fiscal 2012, the Company granted 92,910 shares of performance based awards with a grant date fair value of $11.20.  In fiscal 2011, the Company granted 60,212 shares of performance-based awards with a grant date fair value of $17.37.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 357,769 remained available at September 30, 2013.

During the years ended September 30, 2013, 2012, and 2011, the Company issued 6,257, 8,417, and 8,269 shares, respectively, under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Cash received from option exercises and employee stock purchase plan purchases was $95,000, $94,000, and $147,000 for the years ended September 30, 2013, 2012 and 2011, respectively.  The tax benefit to be realized for the tax deductions from option exercises and restricted shares vesting under the share-based payment arrangements was $453,000, $392,000, and $642,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

15.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective May 30, 2012 to repurchase up to 500,000 shares of its common stock.  The Company retires the shares upon repurchase and the new program replaces the prior stock repurchase program which has been terminated.  The timing of any repurchases and the exact number of shares to be purchased will be determined by the Company and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date. In fiscal 2013, the Company purchased and retired 3,288 shares at an average price of $9.20 per share. In fiscal 2012, the Company purchased and retired 67,509 shares at an average price of $9.83 per share. Included in the 2012 amount was the repurchase of 25,000 shares of Common Stock from a former executive under the terms of a separation agreement. The shares were purchased at an average price of $9.88 per share based on the daily closing price of the Company's Common Stock on The NASDAQ Global Market less $0.03 per share. The total purchase price paid was approximately $247,000. The aggregate purchase price of the shares repurchased under the program has been reflected as a reduction in shareholders' equity.   There were no open-market repurchases in fiscal 2011.

16.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all United States employees.  The Company matches 50% of employee contributions for a maximum match of 4% of each participating employee’s compensation.  The matching contributions were temporarily suspended in March 2009 and reinstated during fiscal 2010.  The Company contributed $632,000, $676,000, and $651,000 in matching funds to the plan for the years ended September 30, 2013, 2012 and 2011, respectively.

17.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2013	2012	2011
Net sales by product category:
Automated inspection systems	$59,336	$46,586	$52,962
Process systems	50,729	44,940	40,716
Parts and service	26,718	23,648	22,650
Total net sales by product category	$136,783	$115,174	$116,328

Net sales for service were less than 10% of total net sales for the years ended September 30, 2013, 2012, and 2011, respectively, and is therefore summarized with parts and service.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes certain information about geographic areas (in thousands):

	Year Ended September 30,
	2013	2012	2011
Net sales:
Domestic	$75,423	$63,831	$68,986
International	61,360	51,343	47,342
Total net sales	$136,783	$115,174	$116,328
Long-lived assets:
Domestic	$17,812	$19,387
International	23,446	2,698
Total long-lived assets	$41,258	$22,085

There was one customer that accounted for greater than 10% of net sales during fiscal 2013 , 2012 and 2011. There was one additional customer that individually accounted for 10% of net sales during fiscal 2013.  No single country outside the United States accounted for more than 10% of net sales in 2013, 2012 or 2011.  Location of the customer is the basis for the categorization of net sales.

18.	CONTINGENCIES AND COMMITTMENTS

On January 27, 2006, Belgian Electronics Sorting Technologies NV ("BEST") filed a complaint in the Court of First Instance in Antwerp, Belgium against our subsidiary Visys, acquired on February 28, 2013, alleging infringement of BEST's patent on a sorting apparatus with a laser detection system. BEST seeks injunctive relief, and damages and costs aggregating approximately €12,750,000. Visys has introduced certain counterclaims and commenced related proceedings in the Netherlands alleging the invalidity of the principal patent in question. In October 2012, the invalidity claim was partially granted by the Dutch court. Oral argument is now scheduled in the Belgian proceeding for February 2014, with a possible decision expected later in 2014.

In addition, on August 17, 2007, BEST started entitlement proceedings in the Court of First Instance in Antwerp related to two patents of Visys which Visys does not currently use. This case is set for trial before the Court of Appeal of Antwerp in April 2014. On June 29, 2011, BEST commenced nearly identical entitlement proceedings in the Commercial Court of Antwerp regarding a U.S. patent of Visys that is part of the same patent family as is at issue in the entitlement proceeding set for trial in the Court of Appeal. The judge in the Commercial Court has stayed these proceedings until the decision of the Court of Appeal.

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

* * * * * *
SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2013 and 2012 (in thousands, except per share data):

2013 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$19,854	$35,486	$39,433	$42,012	$136,783
Gross profit	6,484	12,813	13,302	13,447	46,044
Net earnings (loss)	(874)	2,146	1,444	1,295	4,011
Net earnings (loss) per share - basic	$(0.16)	$0.38	$0.23	$0.21	$0.69
Net earnings (loss) per share - diluted	$(0.16)	$0.38	$0.23	$0.21	$0.69
2012 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$25,972	$27,249	$34,620	$27,334	$115,174
Gross profit	8,561	7,917	10,457	8,901	35,835
Net earnings (loss)	(243)	(726)	264	1,154	449
Net earnings (loss) per share - basic	$(0.05)	$(0.13)	$0.05	$0.22	$0.08
Net earnings (loss) per share - diluted	$(0.05)	$(0.13)	$0.05	$0.22	$0.08

Note:  Annual totals may not agree to the summarization of quarterly information due to insignificant rounding and the required calculation conventions.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our President and Chief Executive Officer and Vice President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (1992).”  Management, under the supervision and with the participation of our President and Chief Executive Officer and Vice President and Chief Financial Officer, assessed the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2013 and concluded that our internal control over financial reporting was effective.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting as of September 30, 2013, and has issued an attestation report expressing an unqualified opinion on our internal control over financial reporting which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a Company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our President and Chief Executive Officer and Vice President and Chief Financial Officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.

There is hereby incorporated by reference the information under the captions “Information About Key’s Board of Directors,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the captions “Compensation Discussion and Analysis,” "Compensation Committee Interlocks and Insider Participation," “Compensation and Management Development Committee Report” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the caption “Principal Shareholders” and "Executive Compensation Plan Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There is hereby incorporated by reference the information under the caption “Information About Key’s Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2013.

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

(10.1)*
Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.2)*
2003 Restated Employees’ Stock Incentive Plan (as approved by the shareholders of the Company on February 6, 2008) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 28, 2008 and incorporated herein by reference)

(10.3)
Loan Agreement, dated December 10, 2008, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on December 22, 2008 and incorporated herein by reference)

(10.4)
Amendment No. 1 to Loan Agreement, dated February 16, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.9 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.5)
Amendment No. 2 to Loan Agreement, dated September 30, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on October 9, 2009 and  incorporated herein by reference)

(10.6)*
Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.11 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.7)*
Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.12 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.8)*
Form of Restricted Stock Bonus Agreement (Three-Year Performance Vesting) (filed as Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.9)*
2010 Equity Incentive Plan (as approved by the shareholders of the Company on February 11, 2011) (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 3, 2011 and incorporated herein by reference)

(10.10)
Credit Agreement effective December 23, 2010 between Registrant and ABN AMRO Bank N.V. dated January 31, 2011 (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on February 9, 2011 and incorporated herein by reference)

(10.11)
Amendment No. 3 to Loan Agreement, dated September 30, 2009, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 29, 2011 and incorporated herein by reference)

(10.12)
Share Purchase Agreement dated February 24, 2013 between Key Technology, Inc., Key Technology Holdings USA LLC and Visys N.V. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on February 24, 2013 and incorporated herein by reference)

(10.13)
Amendment No. 4 to Loan Agreement, dated February 12, 2013, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013 and incorporated herein by reference)

(10.14)
Credit Agreement between Visys NV and KBC Bank NV, dated October 7, 2004 (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013 and incorporated herein by reference)

(10.15)
Amendment No. 5 to Loan Agreement, dated May 28, 2013, between Registrant and Bank of America, N.A. (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on August 9, 2013 and incorporated herein by reference)

(14)
Registrant’s amended Code of Business Conduct and Ethics, dated November 19, 2008 (filed as Exhibit 14.1 to the Form 8-K filed with the Securities and Exchange Commission on November 21, 2008 and incorporated herein by reference)

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

(101)
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2013 and September 30, 2012, (ii) Consolidated Statements of Operations for the three years ended September 30, 2013, (iii) Consolidated Statements of Comprehensive Income for the three years ended September 30, 2013; (iv)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the three years ended September 30, 2013, and (vi) Notes to Consolidated Financial Statements for the three years ended September 30, 2013.**

       _______________________________________________

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

KEY TECHNOLOGY, INC.

By:	/s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

December 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles H. Stonecipher	December 13, 2013
Charles H. Stonecipher, Chairman

/s/ John E. Pelo	December 13, 2013
John E. Pelo, Director

/s/ Richard Lawrence	December 13, 2013
Richard Lawrence, Director

/s/ Michael L. Shannon	December 13, 2013
Michael L. Shannon, Director

/s/ Donald A. Washburn	December 13, 2013
Donald A. Washburn, Director

/s/ John J. Ehren	December 13, 2013
John J. Ehren, Director

/s/ Frank L. A. Zwerts	December 13, 2013
Frank L. A. Zwerts, Director

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
101
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2013 and September 30, 2012, (ii) Consolidated Statements of Operations for the three years ended September 30, 2013, (iii) Consolidated Statements of Comprehensive Income for the three years ended September 30, 2013, (iv)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2013, (v) Consolidated Statements of Cash Flows for the three years ended September 30, 2013, and (vi) Notes to Consolidated Financial Statements for the three years ended September 30, 2013.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.