Form 10-Q
period 2013-12-31
KEY TECHNOLOGY INC
filed 2014-02-07
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2013

or

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

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2014 was 6,290,459 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND SEPTEMBER 30, 2013

	December 31, 2013	September 30, 2013
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$11,374	$17,601
Trade accounts receivable, net of allowance for doubtful accounts of $346 and $296, respectively	12,168	17,725
Inventories:
Raw materials	10,669	10,657
Work-in-process and sub-assemblies	11,684	7,802
Finished goods	9,364	9,462
Total inventories	31,717	27,921
Deferred income taxes	4,156	5,034
Prepaid expenses and other assets	6,110	4,292
Total current assets	65,525	72,573
Property, plant and equipment, net	16,694	17,259
Deferred income taxes	673	760
Goodwill	11,968	11,821
Investment in Proditec	1,148	1,148
Intangibles and other assets, net	10,796	11,063
Total	$106,804	$114,624
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$5,907	$6,669
Accrued payroll liabilities and commissions	5,537	9,440
Customers' deposits	6,962	6,048
Accrued customer support and warranty costs	2,689	3,301
Customer purchase plans	1,900	1,731
Income taxes payable	—	430
Current portion of long-term debt	865	871
Other accrued liabilities	1,047	1,745
Total current liabilities	24,907	30,235
Long-term debt	5,422	5,612
Deferred income taxes	5,083	5,226
Other long-term liabilities	369	426
Shareholders' equity:
Common stock	30,304	30,086
Warrants	665	665
Retained earnings and other shareholders' equity	40,054	42,374
Total shareholders' equity	71,023	73,125
Total	$106,804	$114,624
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands, except per share data)
Net sales	$22,725	$19,854
Cost of sales	16,555	13,370
Gross profit	6,170	6,484
Operating expenses:
Sales and marketing	4,773	3,857
Research and development	2,430	1,736
General and administrative	2,416	2,129
Amortization of intangibles	437	4
Total operating expenses	10,056	7,726
Gain on disposition of assets	6	20
Loss from operations	(3,880)	(1,222)
Other income (expense)	(65)	(63)
Loss before income taxes	(3,945)	(1,285)
Income tax benefit	(1,339)	(411)
Net loss	$(2,606)	$(874)

Net loss per share
- basic	$(0.42)	$(0.16)
- diluted	$(0.42)	$(0.16)

Shares used in per share calculations - basic	6,276	5,304

Shares used in per share calculations - diluted	6,276	5,304
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands)
Net loss	$(2,606)	$(874)
Other comprehensive income (loss):
Foreign currency translation adjustment	373	55
Unrealized changes in fair value of derivatives	61	29
Income tax expense related to items of comprehensive loss	(148)	(29)
Total comprehensive loss	$(2,320)	$(819)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,606)	$(874)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposition of assets	(6)	(20)
Foreign currency exchange loss	11	31
Depreciation and amortization	1,370	1,011
Share based payments	388	261
Excess tax benefits from share based payments	(10)	(10)
Deferred income taxes	628	(141)
Deferred rent	3	(8)
Bad debt expense	48	1
Changes in assets and liabilities:
Trade accounts receivable	5,557	3,565
Inventories	(3,653)	(4,449)
Prepaid expenses and other current assets	199	(543)
Income taxes receivable	(1,988)	(263)
Intangibles and other long term assets	—	(142)
Accounts payable	(799)	324
Accrued payroll liabilities and commissions	(3,944)	(911)
Customers’ deposits	871	5,429
Accrued customer support and warranty costs	(631)	(72)
Income taxes payable	(433)	(15)
Other accrued liabilities	(517)	(248)
Other	(1)	—
Cash provided by (used in) operating activities	(5,513)	2,926

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	7	26
Purchases of property, plant and equipment	(352)	(714)
Cash used in investing activities	(345)	(688)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(221)	$(90)
Excess tax benefits from share based payments	10	10
Proceeds from issuance of common stock	17	19
Exchange of shares for statutory withholding	(185)	(136)
Stock buyback	—	(30)
Cash used in financing activities	(379)	(227)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	10	32

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,227)	2,043

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	17,601	23,755

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$11,374	$25,798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$69	$59
Cash paid during the period for income taxes	$451	$8

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended 2013.  The results of operations for the three-month period ended December 31, 2013 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2013 and the results of its operations and its cash flows for the three-month period ended December 31, 2013 and 2012.

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

The fair value of inventory acquired included an increase of $1.8 million related to the fair value adjustment of the acquisition date inventory.

Identified intangible assets acquired included:

	Amount	Average Life
	(in thousands)	(Years)
Developed technology	$5,000	8
Patents	3,300	16
Non-compete agreements	1,600	3
Trade name	1,000	8
Customer relationships	500	4
	$11,400

The identifiable intangible assets of $11.4 million are subject to a weighted-average useful life of approximately 9.4 years.

Pro forma Information - The following consolidated pro forma information is based on the assumption that the acquisition occurred on October 1, 2012 (in thousands except per share data).

Three Months Ended December 31,
2012
Net sales	$22,497
Net earnings (loss)	$(1,205)
Pro forma net earnings (loss) per share	$(0.20)
Pro forma weighted average shares outstanding	5,904

Pro forma net income was adjusted to exclude $233,000 of acquisition-related costs incurred in the period ended December 31, 2012.

Acquisition-Related Costs - In fiscal 2013, costs related to the acquisition, which included legal, accounting and valuation fees, in the amount of $785,000 were charged directly to operations and are included in Operating expenses as General and Administrative expenses in the 2013 consolidated income statement. The Company also recognized $188,000 in costs associated with issuing the common stock and warrants issued as consideration in the acquisition. Those costs were deducted from the recognized proceeds of issuance within stockholders' equity.

Litigation - The acquired company is subject to litigation proceedings in Belgium and the Netherlands for alleged patent infringement and unfair competition claims seeking damages for lost profits, procedural costs and other damages. The cumulative amount of claims is in excess of €12.75 million. As a result of our due diligence investigation in connection with the acquisition of Visys, the Company believes the claims are without merit and intends to pursue its defenses in these proceedings. As a result, no provision has been recorded for these claims.

3.	Share-based compensation

During the three-month period ended December 31, 2013, the Company granted 45,382 shares of service-based stock awards.  The fair value of these grants ranged between $13.80 and $14.00 per share based on the fair market value at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from February 2014 through December 2016. During the three-month period ended December 31, 2013, the Company also granted 75,013 shares of performance-based stock awards. The fair value of these grants was $13.80 per share based on the fair market value at the grant date. The restrictions on the shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2016 and continued employment through September 30, 2016. The Company estimates that it is less than probable that the performance-based objectives on any of the performance-based awards granted in fiscal 2014 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2014 related to these awards.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended December 31,
	2013	2012
Cost of goods sold	$44	$38
Operating expenses	344	223
Total share-based compensation expense	$388	$261

Share-based compensation expense remaining capitalized in inventory at December 31, 2013 and 2012 was $1,000 and $15,000, respectively.

4.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	For the three months ended December 31, 2013			For the three months ended December 31, 2012
	Earnings	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings	$(2,606)	6,276	$(0.42)	$(874)	5,304	$(0.16)
Effect of dilutive securities:
Common stock options	—	—		—	—
Warrants	—	—		—	—
Diluted EPS:
Net earnings plus assumed conversions	$(2,606)	6,276	$(0.42)	$(874)	5,304	$(0.16)

The weighted-average number of diluted shares does not include the potential issuance of common shares which are anti-dilutive.  Common stock equivalent shares for the assumed exercise of warrants are calculated using the treasury stock method. The following potential common shares at December 31, 2013 and 2012 were not included in the calculation of diluted EPS as they were anti-dilutive:

	2013	2012
Common shares from:
Assumed exercise of stock options	25,000	35,000
Warrants	250,000	—

The options expire on dates beginning in February 2014 through February 2015.  The warrants expire in March 2016.

5.	Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  Changes in the estimated effective income tax rate are accounted for in the period the change in estimate occurs.  Subsequent to the end of the first quarter of fiscal 2013, the American Taxpayer Relief Act was enacted which renewed the research and development tax credit for a two-year period retroactive to January 1, 2012. In the second quarter of fiscal 2013, income tax expense was reduced by approximately $192,000 for additional research and development tax credits related to expenditures incurred during fiscal 2012 due to changes in tax law that were enacted during the quarter to retroactively renew these tax credits.  The research and development tax credit expired December 31, 2013 and, as of the date of this report, has not been renewed.

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

At December 31, 2013, the Company had an interest rate swap of $4.7 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At December 31, 2013, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $186,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the three months ended December 31, 2013, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $61,000 during the three-month period ended December 31, 2013 were recorded as part of Other Comprehensive Income in the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income.  During the three months ended December 31, 2013, the Company recorded $33,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At December 31, 2013, the Company had a one-month undesignated forward exchange contract for €2.7 million ($3.7 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $30,000 were recorded for forward exchange contracts in the three-month period ended December 31, 2013 as a component of foreign currency losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The losses on the Company's foreign exchange contracts are generally offset by gains recorded on the underlying assets or liabilities held in foreign currencies.  At December 31, 2013, the Company had liabilities of $16,000 for settlements under these forward contracts in Other Accrued Liabilities on the Company's Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2013, the Company had liabilities of $46,000 for forward contracts in Other Accrued Liabilities on the Company's Consolidated Balance Sheet.

7.	Fair value measurements

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

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

	Fair Value Measurements at December 31, 2013 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(186)	—	$(186)
Forward exchange contracts	—	$—	—	$—

At December 31, 2013, the Company also had long-term debt of approximately $6.3 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At December 31, 2013, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million. This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

8.	Financing arrangements

The Company's domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit, of which, up to €3.0 million ($4.1 million) is available to our Netherlands subsidiary.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company's option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company's achievement of a specified financial ratio.  The Company's prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company's BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At December 31, 2013, the interest rate would have been 1.57% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At December 31, 2013, the Company had no borrowings outstanding under the revolving line of credit and $908,000 in standby letters of credit.

The loan agreement also provides for a 15-year term loan in the amount of $6.4 million of which $4.7 million was outstanding as of December 31, 2013.  The term loan provides for a mortgage on the Company's Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  The Company has also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender. On February 12, 2013, the relevant loan agreement covenant was amended to permit the acquisition of Visys NV.  At December 31, 2013, the Company was in compliance with its loan covenants.

The Company's Belgian subsidiary's credit accommodation with a commercial bank in Belgium provides a credit facility for its newly acquired Belgian subsidiary. This credit accommodation totals €2.7 million ($3.7 million) and includes an operating line of €800,000 ($1.1 million), a bank guarantee facility of €500,000 ($687,050), and loan agreement provisions of €1.4 million ($1.9 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At December 31, 2013, the interest rate was 9.75%. At December 31, 2013, the subsidiary had no borrowings under the operating line. At December 31, 2013, the subsidiary had various loans outstanding under the loan agreement provision totaling €1.0 million ($1.4 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between February 2014 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured at the end of it's statutory fiscal year. At December 31, 2012, the last measurement date, the subsidiary was in compliance with the bank covenants. At December 31, 2013, the subsidiary had €19,000 ($26,000)of bank guarantees under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €130,000 ($178,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

The Company's Netherlands subsidiary had a credit accommodation with a commercial bank in the Netherlands that provided a credit facility for its Dutch subsidiary which terminated subsequent to the end of the period on January 1, 2014 and was replaced under an amendment to the Company's domestic bank guarantee facility. The former credit accommodation totaled €1.75 million ($2.4 million) and included an operating line of the lesser of €250,000 ($344,000) or the available borrowing base, which was based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.1 million).  The operating line and bank guarantee facility were secured by all of the subsidiary’s personal property.  The credit facility bore interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At December 31, 2013, the interest rate was 5.75%.  The credit accommodation contained a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At December 31, 2013, the subsidiary was in compliance with the tangible net worth covenant.  At December 31, 2013, the subsidiary had no borrowings under this facility and had received bank guarantees of €116,000 ($160,000) under the bank guarantee facility.

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

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended December 31,
	2013	2012
Beginning balance	$2,736	$2,030
Warranty costs incurred	(867)	(770)
Warranty expense accrued	382	670
Translation adjustments	13	18
Ending balance	$2,264	$1,948

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

Bank guarantees and letters of credit

At December 31, 2013, the Company had standby letters of credit totaling $1.1 million, which includes secured bank guarantees under the Company's domestic and European credit facilities. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately (i) $908,000 of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility, (ii) $160,000 of outstanding performance guarantees secured by bank guarantees under the Company's Netherlands subsidiary’s credit facility, and (iii) $26,000 of outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

10. Contingencies and commitments

On January 27, 2006, Belgian Electronics Sorting Technologies NV ("BEST") filed a complaint in the Court of First Instance in Antwerp, Belgium against our subsidiary Visys, acquired on February 28, 2013, alleging infringement of BEST's patent on a sorting apparatus with a laser detection system. BEST seeks injunctive relief, and damages and costs aggregating approximately €12,750,000. Visys has introduced certain counterclaims and commenced related proceedings in the Netherlands alleging the invalidity of the principal patent in question. In October 2012, the invalidity claim was partially granted by the Dutch court. Oral argument is now scheduled in the Belgian proceedings for February 2014, with a possible decision expected later in 2014.

In addition, on August 17, 2007, BEST started entitlement proceedings in the Court of First Instance in Antwerp related to two patents of Visys which Visys does not currently use. This case is set for trial before the Court of Appeals of Antwerp in April 2014. On June 29, 2011, BEST commenced nearly identical entitlement proceedings in the Commercial Court of Antwerp regarding a U.S. patent of Visys that is part of the same patent family as is at issue in the entitlement proceeding set for trial in the Court of Appeals. The judge in the Commercial Court has stayed these proceedings until the decision of the Court of Appeals.

Lastly, on April 30, 2008, BEST initiated proceedings against Visys for trademark infringement and unfair competition, which proceedings have been dismissed by the Court of Appeal of Antwerp. The Belgian Supreme Court confirmed this decision, except for two claims related to unfair trade practices concerning use of meta tags and a domain name. These issues were appealed and argued before the European Court of Justice in January 2013. The European Court of Justice decided the two technical legal issues before it on July 2013 and remanded the case back to the Belgian Supreme Court for further proceedings. We currently believe the financial consequences of the remaining claims are not material.

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

More information may be found in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 13, 2013, which item is hereby incorporated by reference.

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

In the first quarter of fiscal 2014, we saw a rebound in our quote activity as compared to the fourth quarter of fiscal 2013, most significantly in our processed fruit and vegetable market and, additionally, in the dried fruit and nut market and the tobacco market. We believe this is partially the result of cyclical and seasonal demand, but also the result of our customers looking to improve yields and reduce operating costs to remain competitive in their industry. We remain encouraged by the potential opportunities in our core markets and primary geographic regions.

Current period – first fiscal quarter of 2014

Net sales of $22.7 million in the first fiscal quarter of 2014 were $2.9 million or 14% higher than net sales of $19.9 million in the corresponding quarter a year ago. The higher net sales in the first fiscal quarter of 2014 were due primarily to increased sales of automated inspection systems related to chute-fed products.  International sales were 45% of net sales for the first fiscal quarter of 2014, compared to 54% in the corresponding prior-year period.  Backlog of $36.7 million at the end of the first fiscal quarter of 2014 represented a $12.6 million, or 26%, decrease from the ending backlog of $49.3 million at the end of the corresponding quarter a year ago. This decrease in backlog as compared to the prior year is due primarily to a few significant orders, primarily in the potato market, which were received in the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013. These large orders, which did not recur in fiscal 2014, are reflective of the cyclical and seasonal industries included in our markets.

Orders in the first fiscal quarter of 2014 of $34.1 million were down $4.0 million, or 10%, compared to the orders of $38.1 million in the first fiscal quarter of 2013.  Orders decreased as compared to the same period in the prior year due to several large orders which did not recur as noted above. Orders in the first quarter of fiscal 2014 are nevertheless considered strong as we again saw a repeat order with a large seed corn manufacturer. We also received a large order from a food processor in a new application and the return of a customer which had been using a competitor's products.

Gross margin percentages in the first fiscal quarter of 2014 decreased from the margins for the first fiscal quarter of 2013 due to less effective factory utilization and a less favorable product mix. The net loss for the first fiscal quarter of 2014 was $2.6 million, or $0.42 per diluted share.  The net loss for the corresponding three-month period in fiscal 2013 was $874,000, or $0.16 per diluted share.  The increase in the net loss in the more recent three-month period is primarily due to lower gross margins and higher operating expenses as a result of the inclusion of Visys for this fiscal quarter and higher commissions related to higher net sales.

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, we sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale. Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site. Certain other, less frequent, equipment sales are recognized as revenue upon completion of installation at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  We typically have a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  Our sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At December 31, 2013, we had invoiced $4.6 million, compared to $4.0 million at September 30, 2013, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of December 31, 2013, the balance sheet included allowances for doubtful accounts of $346,000 as compared to $296,000 at September 30, 2013.  Amounts charged to bad debt expense for the three months ended December 31, 2013 and 2012, respectively, were $48,000 and $1,000.  Actual charges to the allowance for doubtful accounts for the three months ended December 31, 2013 and 2012, respectively, were $0 and $1,000.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At December 31, 2013, cumulative inventory adjustments to the lower of cost or market totaled $3.8 million compared to $2.7 million as of December 31, 2012.  Amounts charged to expense to record inventory at lower of cost or market for the three months ended December 31, 2013 and 2012 were $331,000 and $153,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $102,000 and $51,000 for the three months ended December 31, 2013 and 2012, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of December 31, 2013, we held $39.4 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of December 31, 2013, the balance sheet included warranty reserves of $2.3 million. Warranty charges of $867,000 were incurred during the three-month period then ended. Warranty reserves were $1.9 million as of December 31, 2012 and warranty charges of $770,000 were incurred during the three-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At December 31, 2013, we had valuation reserves of approximately $178,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of its investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the three months ended December 31, 2013, there were no material changes in our valuation reserves.  There were no other material valuation allowances at December 31, 2013 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2014, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2013, the American Taxpayer Relief Act was enacted which renewed the research and development tax credit for a two-year period retroactive to January 1, 2012. In the second quarter of fiscal 2013, income tax expense was reduced by approximately $192,000 for additional research and development tax credits related to expenditures incurred during fiscal 2012 due to changes in tax law that were enacted during the quarter to retroactively renew these tax credits.  The research and development credit expired on December 31, 2013 and, as of the date of this report, has not been renewed.

Results of Operations

For the three months ended December 31, 2013 and 2012

Net sales increased $2.9 million, or 14%, to $22.7 million in the first quarter of fiscal 2014 from $19.9 million recorded in the corresponding quarter a year ago.  International sales for the three-month period ending December 31, 2013 were 45% of net sales compared to 54% in the corresponding prior year period.  The increase in net sales occurred primarily in North America. Net sales increased most significantly in the processed fruit and vegetable, nuts and dried fruit and other food markets, partially offset by decreases in potato and fresh-cut markets. Increases in net sales occurred primarily in automated inspection systems, which were up $1.4 million, to $7.6 million or 23%. The increase in automated inspection system sales was primarily in the chute-fed products partially offset by decreases in certain belt-fed products. Process systems net sales increased $0.8 million, or 10%, to $8.7 million in the first quarter of fiscal 2014. Increases in process system sales related primarily to vibratory products in Europe, partially offset by an decrease in rotary sizers and graders. Parts and service sales were up $0.7 million, or 12%, to $6.4 million. Automated inspection systems sales, including upgrade systems, represented 34% of net sales in the first quarter of fiscal 2014 compared to 31% of net sales in the first quarter of fiscal 2013.  Process systems sales represented 38% of net sales in the first quarter of fiscal 2014 compared to 40% during the first quarter of fiscal 2013, while parts and service sales accounted for 28% of net sales in the first quarter of fiscal 2014, similar to the prior comparable period. We expect net sales in the second quarter of fiscal 2014 to increase significantly from the net sales reported in the first quarter of fiscal 2014 due to the strong ending backlog as compared to the fourth quarter of fiscal 2013.

Total backlog was $36.7 million at the end of the first quarter of fiscal 2014 and was $12.6 million, or 26%, lower than the $49.3 million backlog at the end of the first quarter of the prior fiscal year.  Automated inspection systems backlog increased by $0.3 million, or 1%, to $26.1 million at the end of the first quarter of fiscal 2014 compared to $25.8 million at the same time a year ago. Backlog for process systems was down $13.0 million, or 59%, to $8.9 million at December 31, 2013 compared to $22.0 million at December 31, 2012.  The decrease in the backlog for process systems was primarily driven by a decrease in orders for vibratory products in Europe and North America and rotary sizers and graders.  Backlog by product line at December 31, 2013 was 71% automated inspection systems, 24% process systems, and 5% parts and service, as compared to 52% automated inspection systems, 45% process systems, and 3% parts and service at December 31, 2012.

Orders of $34.1 million in the first quarter of fiscal 2014 were $4.0 million, or 10%, lower than the first quarter new orders of $38.1 million a year ago.  Automated inspection systems orders increased $1.8 million, or 10%, during the first quarter of fiscal 2014 to $19.6 million compared to $17.8 million in the first quarter of fiscal 2013.  Orders for process systems during the first quarter of fiscal 2014 decreased $6.2 million, or 43%, to $8.3 million from $14.5 million in the comparable quarter of fiscal 2013.  Orders for parts and service increased $0.4 million, or 7%, during the first quarter of fiscal 2014 to $6.2 million compared to $5.8 million in the first quarter of fiscal 2013.  The increase in orders for automated inspection systems occurred primarily in chute-fed products, partially offset by decreases in certain belt-fed and upgrade products.  The decrease in orders for process systems occurred primarily in vibratory products in North America and Europe and for rotary sizers and graders.  Orders were down primarily in the North America region.  Orders decreased primarily in the potato market partially offset by increases in the processed fruit and vegetable, nuts and dried fruits, tobacco and other foods markets.

Gross profit for the first quarter of fiscal 2014 was $6.2 million compared to $6.5 million in the corresponding period last year.  Gross margin in the first quarter of fiscal 2014, as a percentage of net sales, decreased to 27.2% compared to the 32.7% reported in the corresponding quarter of fiscal 2013.  This gross margin percentage for the first quarter of fiscal 2014 decreased significantly due to less effective factory utilization and a less favorable product mix.  We anticipate gross margin percentages will be higher in the second quarter of fiscal 2014 compared to the first quarter of fiscal 2014 due to a more favorable product mix and more efficient plant utilization.

Operating expenses of $10.1 million for the first quarter of fiscal 2014 were 44.3% of net sales compared to $7.7 million for the first quarter of fiscal 2013 and 38.9% of net sales. The amount of operating expenses increased due to the inclusion of Visys operating expenses for the entire quarter and higher net sales.

Other expense for the first quarter of fiscal 2014 was $65,000 compared to other expense of $63,000 for the corresponding period in fiscal 2013.

The net loss for the quarter ending December 31, 2013 was $2.6 million, or $0.42 per diluted share.  The net loss for the same period last year was $874,000, or $0.16 per diluted share.  The higher net loss in the first quarter of fiscal 2014 was primarily the result of lower gross margins and higher operating expenses.

Liquidity and Capital Resources

In the first three months of fiscal 2014, net cash decreased by $6.2 million to $11.4 million on December 31, 2013 from $17.6 million on September 30, 2013.  Cash used in operating activities was $5.5 million during the three months ended December 31, 2013.  Investing activities consumed $0.3 million of cash.  Financing activities used $0.4 million of cash.  The effect of exchange rate changes on cash was $10,000 during the first three months of fiscal 2014.

Cash used in operating activities during the three months ended December 31, 2013 was $5.5 million.  For the first three months of fiscal 2014, the net loss was $2.6 million.  Non-cash items included in net earnings in the first three months of fiscal 2014, such as depreciation, amortization and share-based compensation, were approximately $2.4 million.  In the first three months of fiscal 2014, changes in non-cash working capital used $5.3 million of cash in operating activities.  The major changes in current assets and liabilities using cash during the first quarter of fiscal 2014 were increases in inventory of $3.7 million due to a higher backlog and timing of shipments, a decrease of $3.9 million in accrued payroll liabilities due to the timing of payroll and payments of fiscal 2013 incentive compensation, decreases in accounts payable of $0.8 million due to the timing of payments, changes of $2.4 million in income tax receivables and payables due to the timing of payments and $1.0 million of reductions in accrued customer support costs and the accrued liabilities. These uses were partially offset by decreases in accounts receivable of $5.6 million due to the timing of collections and sales activity and $0.9 million increase in customer deposits related to the higher backlog.

For the first three months of fiscal 2013, $2.9 million of cash was provided by operating activities, composed of a net loss of $0.9 million; non-cash items such as depreciation, amortization and share-based compensation included in the net loss were $1.1 million; and changes in non-cash working capital provided $2.7 million of cash. The primary changes in the first three months of fiscal 2014 as compared to the first three months of fiscal 2013 were the increased net loss and increases in cash used for working capital for items such as inventory, payment of payroll and accrued incentives and the timing of tax payments and deductions, partially offset by decreased accounts receivable and increases in non-cash items included in the net loss.

Net cash used in investing activities was $0.3 million for the first three months of fiscal 2014 compared to net cash used in investing activities for the first three months of fiscal 2013 of $0.7 million.  Cash used for investing activities in fiscal 2014 and fiscal 2013 related entirely to capital expenditures.

Net cash used in financing activities during the first three months of fiscal 2014 was $0.4 million, compared with net cash used in financing activities of $227,000 during the corresponding period in fiscal 2013.  Net cash used in financing activities during the first three months of fiscal 2014 primarily resulted from $221,000 of repayments of long-term debt, and $185,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, partially offset by $17,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first three months of fiscal 2013 resulted mainly from payments on long-term debt of $90,000 and payroll taxes of $136,000 paid in connection with stock surrenders related to compensatory stock awards, and $30,000 of stock repurchases, partially offset by $19,000 of proceeds from the issuance of common stock.

Our domestic credit facility provides for a variable-rate revolving line of credit up to $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit, of which up to €3.0 million ($4.1 million) is available to our Netherlands subsidiary.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at our option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon our achievement of a specified financial ratio.  Our prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  Our BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At December 31, 2013, the interest rate would have been 1.57% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $4.7 million was outstanding as of December 31, 2013.  The term loan provides for a mortgage on our Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  We simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%. The credit facilities contain covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facilities also restrict acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  On February 12, 2013, the relevant loan agreement covenant was amended to permit the acquisition of Visys. At December 31, 2013, we were in compliance with our loan covenants. At December 31, 2013, we had no borrowings outstanding under the revolving line of credit and $908,000 in standby letters of credit.

Our Belgian subsidiary's credit accommodation with a commercial bank in Belgium provides a credit facility for our newly acquired Belgian subsidiary. This credit accommodation totals €2.7 million ($3.7 million) and includes an operating line of €800,000 ($1.1 million), a bank guarantee facility of €500,000 ($687,050), and loan agreement provisions of €1.4 million ($1.9 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At December 31, 2013, the interest rate was 9.75%. At December 31, 2013, the subsidiary had no borrowings under the operating line. At December 31, 2013, the subsidiary had various loans outstanding under the loan agreement provision totaling €1.0 million ($1.4 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between February 2014 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured at the end of its statutory fiscal year. At December 31, 2012, the last measurement date, the subsidiary was in compliance with the tangible net worth covenant. At December 31, 2013, the subsidiary had €19,000 ($26,000) of bank guarantees under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €130,000 ($178,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

Our Netherlands subsidiary's had a credit accommodation with a commercial bank in the Netherlands that provided a credit facility for our Dutch subsidiary which terminated subsequent to the end of the period on January 1, 2014 and was replaced under an amendment to the provisions of the Company's domestic bank guarantee facility.  The former credit accommodation totaled €1.75 million ($2.4 million) and included an operating line of the lesser of €250,000 ($344,000) or the available borrowing base, which was based on varying percentages of eligible accounts receivable and inventories, and a bank guarantee facility of €1.5 million ($2.1 million).  The operating line and bank guarantee facility were secured by all of the subsidiary’s personal property.  The credit facility bore interest at the bank’s prime rate, with a minimum of 3.00%, plus 1.75%.  At December 31, 2013, the interest rate was 5.75%.  The credit accommodation contained a covenant which requires the maintenance of minimum tangible net worth levels at the subsidiary measured as of September 30 of each fiscal year.  At December 31, 2013, the subsidiary was in compliance with the tangible net worth covenant.  At December 31, 2013, the subsidiary had no borrowings under this facility and had received bank guarantees of €116,000 ($160,000) under the bank guarantee facility.

Our continuing contractual obligations and commercial commitments existing on December 31, 2013 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$6,287	$865	$1,658	$1,118	$2,646
Interest on long-term debt (2)	1,236	260	401	270	305
Operating leases	3,960	1,158	1,232	640	930
Purchase obligations (3)	1,800	1,800	—	—	—
Total contractual cash obligations	$13,283	$4,083	$3,291	$2,028	$3,881

(1)
We also have $127,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

We anticipate that current cash balances and ongoing cash flows from operations will be sufficient to fund our operating needs for the foreseeable future. We also have significant credit lines available if needed.  At December 31, 2013, we had standby letters of credit totaling $1.1 million, which includes secured bank guarantees under our domestic and European credit facilities. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

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

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our operations in Australia and Latin America, transactions denominated in the local currencies of those countries may increase.  As of December 31, 2013, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $116,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At December 31, 2013, we held a 30-day forward contract for €2.7 million ($3.7 million).

As of December 31, 2013, the Euro gained approximately 2% in value against the U.S. dollar compared to its value at September 30, 2013.  During the three months ended December 31, 2013, changes in the value of the Euro against the U.S. dollar ranged between a 0% gain and a 2% gain as compared to the value at September 30, 2013.  Most other relevant foreign currencies lost in value against the U.S. dollar during the first three months of fiscal 2014.  The effect of these fluctuations on our operations and financial results during the first three months ended December 31, 2013 were:

•
Translation adjustments of $247,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V., Suplusco Holding B.V. and Visys into U.S. dollars and, to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., the Peso balance sheet of Productos Key Mexicana, S. de R.L. de C.V., and the Singapore dollar balance sheet of Key Technology Asia-Pacific Pte. Ltd.

•
Foreign exchange losses of $11,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, Mexican, and Singapore operations.

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

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on our achievement of a specified financial ratio.  Our Netherlands subsidiary may borrow on our Netherlands credit facility at the lender’s prime rate plus 175 basis points.  Our Belgian subsidiary may borrow on our Belgian credit facility at the lenders prime rate plus 1.25%. At December 31, 2013, we had no borrowings under these arrangements.  During the three months ended December 31, 2013, interest rates applicable to these variable rate credit facilities ranged from 1.57% to 9.75%.  At December 31, 2013, the rate was 1.57% on our domestic credit facility, 5.75% on our Netherlands credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  Our mortgage bears interest at the BBA LIBOR rate plus 140 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  Long term fixed-rate borrowings at our Belgian subsidiary bear interest rates ranging from 2.91% to 4.99%. As of December 31, 2013, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at December 31, 2013 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2013 of equity securities registered by us under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	4,367	$13.80	—
November 1-30, 2013	—	—	—
December 1-31, 2013	9,058	13.79	—
Total	13,425	$13.79	—	429,202	(2)

(1)	Includes shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under our employee stock incentive plans. The shares were subsequently canceled.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2013.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	February 7, 2014	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 7, 2014	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2013

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2013 and September 30, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2013 and 2012, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2012, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2013.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.