Form 10-Q
period 2014-06-30
KEY TECHNOLOGY INC
filed 2014-08-08
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2014

or

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

The number of shares outstanding of the registrant's common stock, no par value, on July 31, 2014 was 6,301,376 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2014

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2014 AND SEPTEMBER 30, 2013

	June 30, 2014	September 30, 2013
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$12,751	$17,601
Trade accounts receivable, net of allowance for doubtful accounts of $398 and $296, respectively	11,132	17,725
Inventories:
Raw materials	10,990	10,657
Work-in-process and sub-assemblies	9,945	7,802
Finished goods	9,364	9,462
Total inventories	30,299	27,921
Deferred income taxes	3,947	5,034
Prepaid expenses and other assets	6,483	4,292
Total current assets	64,612	72,573
Property, plant and equipment, net	16,644	17,259
Deferred income taxes	1,413	760
Goodwill	11,911	11,821
Investment in Proditec	1,127	1,148
Intangibles and other assets, net	9,861	11,063
Total	$105,568	$114,624
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,111	$6,669
Accrued payroll liabilities and commissions	7,254	9,440
Customers' deposits	6,741	6,048
Accrued customer support and warranty costs	2,582	3,301
Customer purchase plans	2,209	1,731
Income taxes payable	2	430
Current portion of long-term debt	831	871
Other accrued liabilities	1,098	1,745
Total current liabilities	26,828	30,235
Long-term debt	4,997	5,612
Deferred income taxes	4,422	5,226
Other long-term liabilities	413	426
Shareholders' equity:
Common stock	31,030	30,086
Warrants	665	665
Retained earnings and other shareholders' equity	37,213	42,374
Total shareholders' equity	68,908	73,125
Total	$105,568	$114,624
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(in thousands, except per share data)
Net sales	$31,292	$39,433
Cost of sales	23,142	26,131
Gross profit	8,150	13,302
Operating expenses:
Sales and marketing	5,126	5,301
Research and development	3,269	2,825
General and administrative	2,292	2,451
Amortization of intangibles	435	418
Total operating expenses	11,122	10,995
Gain (loss) on disposition of assets	2	(1)
Earnings (loss) from operations	(2,970)	2,306
Other income (expense)	(93)	(208)
Earnings (loss) before income taxes	(3,063)	2,098
Income tax expense (benefit)	(1,040)	654
Net earnings (loss)	$(2,023)	$1,444

Net earnings (loss) per share
- basic	$(0.32)	$0.23
- diluted	$(0.32)	$0.23

Shares used in per share calculations - basic	6,301	6,176

Shares used in per share calculations - diluted	6,301	6,219
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(in thousands, except per share data)
Net sales	$85,615	$94,772
Cost of sales	61,031	62,174
Gross profit	24,584	32,598
Operating expenses:
Sales and marketing	14,550	13,897
Research and development	8,842	6,857
General and administrative	7,699	7,416
Amortization of intangibles	1,311	570
Total operating expenses	32,402	28,740
Gain on disposition of assets	3	49
Earnings (loss) from operations	(7,815)	3,907
Other income (expense)	(251)	(262)
Earnings (loss) before income taxes	(8,066)	3,645
Income tax expense (benefit)	(2,741)	929
Net earnings (loss)	$(5,325)	$2,716

Net earnings (loss) per share
- basic	$(0.85)	$0.47
- diluted	$(0.85)	$0.47

Shares used in per share calculations - basic	6,292	5,724

Shares used in per share calculations - diluted	6,292	5,730
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Net earnings (loss)	$(2,023)	$1,444	$(5,325)	$2,716
Other comprehensive income (loss):
Foreign currency translation adjustment	(116)	378	236	(103)
Unrealized changes in fair value of derivatives	(32)	162	12	247
Income tax (expense) benefit related to items of comprehensive income (loss)	50	(185)	(84)	(49)
Total comprehensive income (loss)	$(2,121)	$1,799	$(5,161)	$2,811

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(5,325)	$2,716
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Gain on disposition of assets	(3)	(49)
Foreign currency exchange loss	14	80
Depreciation and amortization	4,017	3,502
Share based payments	1,119	902
Excess tax benefits from share based payments	(31)	(30)
Deferred income taxes	(483)	(2,394)
Deferred rent	10	(9)
Bad debt expense	99	(9)
Changes in assets and liabilities:
Trade accounts receivable	6,522	(1,841)
Inventories	(2,276)	(2,645)
Prepaid expenses and other current assets	66	(1,378)
Income taxes receivable	(2,244)	278
Intangibles and other long term assets	18	(135)
Accounts payable	(564)	416
Accrued payroll liabilities and commissions	(2,218)	2,602
Customers’ deposits	656	6,370
Accrued customer support and warranty costs	(731)	869
Income taxes payable	(439)	1,054
Other accrued liabilities	(170)	148
Other	(10)	36
Cash provided by (used in) operating activities	(1,973)	10,483

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	20	67
Purchases of property, plant and equipment	(2,097)	(2,057)
Cash paid for the acquisition of Visys N.V., net of cash acquired	—	(11,607)
Cash used in investing activities	(2,077)	(13,597)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(671)	$(464)
Excess tax benefits from share based payments	31	30
Proceeds from issuance of common stock	53	81
Issuance costs of stock and warrants	—	(188)
Exchange of shares for statutory withholding	(227)	(216)
Stock buyback	—	(30)
Cash used in financing activities	(814)	(787)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	14	(17)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,850)	(3,918)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	17,601	23,755

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$12,751	$19,837

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$217	$210
Cash paid during the period for income taxes	$433	$1,984

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$7,326
Warrants issued for acquisition	$—	$728

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2014

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2013.  The results of operations for the three- and nine-month periods ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2014 and the results of its operations and its cash flows for the three- and nine-month periods ended June 30, 2014 and 2013.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

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

Fair value of the Company's common shares issued was determined on the basis of the closing market price on the date of the closing of the acquisition. The fair value of the warrants was determined with a Black-Scholes valuation model using the current stock price at the acquisition date, time until expiration, a 34% volatility rate and a 0.36% risk-free interest rate. The warrants may be exercised within three years after the date of issue at a price per share of $11.78 as stated in the agreement. One-half of the warrants may be exercised following the first anniversary of the closing date and the other half following the second anniversary of the closing date. The warrants may be exercised for cash or on a cashless basis. No warrants were exercised as of June 30, 2014.

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

Pro forma Information - The following consolidated pro forma information is based on the assumption that the acquisition occurred on October 1, 2012 (in thousands except per share data):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2013	2013
Net sales	$39,433	$99,538
Net earnings	$1,569	$2,976
Pro forma net earnings per share	$0.25	$0.49
Pro forma weighted average shares outstanding	6,219	6,060

Pro forma net income was adjusted to exclude $0 and $785,000 of acquisition-related costs incurred in the three- and nine-month periods ended June 30, 2013, respectively, and $189,000 and $256,000 of non-recurring expenses related to the fair value adjustment of acquired inventory for the three- and nine-month periods ended June 30, 2013, respectively.

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

Litigation - The acquired company was subject to litigation proceedings in Belgium and the Netherlands for alleged patent infringement and unfair competition claims seeking damages for lost profits, procedural costs and other damages. The cumulative amount of claims was in excess of €12.75 million. On April 29, 2014, the Company and Visys N.V. entered into a Settlement Agreement with Tomra Systems ASA and Tomra Sorting N.V. (formerly BEST N.V.) resolving all litigation related to alleged infringement of intellectual property rights owned by Tomra Sorting N.V. and Visys N.V., including all patent claims, trademark claims, counterclaims, invalidity proceedings, patent entitlement proceedings, and unfair competition claims. Under the Settlement Agreement, the parties settled all such disputes and waived all future rights of action related to the subject matter of the pending proceedings, which will be withdrawn from the relevant court dockets. In addition, the Company has recorded an additional accrual related to the settlement of approximately $550,000 before a tax benefit of approximately $187,000, which expense and benefit have been recognized in the second quarter of fiscal 2014.

3.	Share-based compensation

During the nine months ended June 30, 2014, the Company granted 95,522 shares of service-based stock awards.  The fair value of these grants ranged between $12.02 and $14.33 per share based on the fair market value at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from August 2014 through March 2017. During the nine months ended June 30, 2014, the Company also granted 75,013 shares of performance-based stock awards. The fair value of these grants was $13.80 per share based on the fair market value at the grant date. The restrictions on the shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2016 and continued employment through September 30, 2016. The Company estimates that it is less than probable that the performance-based objectives on any of the performance-based awards granted in fiscal 2014 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2014 related to these awards.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Cost of goods sold	$63	$86	$161	$143
Operating expenses	322	535	958	759
Total share-based compensation expense	$385	$621	$1,119	$902

 Share-based compensation expense remaining capitalized in inventory at June 30, 2014 and 2013 was $10,000 and $12,000, respectively.

4.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Loss	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(2,023)	6,301	$(0.32)	$1,444	6,176	$0.23
Effect of dilutive securities:
Common stock options	—	—		—	4
Warrants	—	—		—	39
Diluted EPS:
Net earnings (loss) plus assumed conversions	$(2,023)	6,301	$(0.32)	$1,444	6,219	$0.23

	Nine Months Ended June 30, 2014			Nine Months Ended June 30, 2013
	Loss	Shares	Per-Share Amount	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(5,325)	6,292	$(0.85)	$2,716	5,724	$0.47
Effect of dilutive securities:
Common stock options	—	—		—	4
Warrants	—	—		—	2
Diluted EPS:
Net earnings (loss) plus assumed conversions	$(5,325)	6,292	$(0.85)	$2,716	5,730	$0.47

The weighted-average number of diluted shares does not include the potential issuance of common shares which are anti-dilutive.  Common stock equivalent shares for the assumed exercise of warrants are calculated using the treasury stock method. The following potentially issuable common shares at June 30, 2014 and 2013 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Common shares from:
Assumed exercise of stock options	15,000	10,000	15,000	15,000
Warrants	250,000	—	250,000	—

The options expire on dates beginning in August 2014 through February 2015.  The warrants expire in March 2016.

5.	Income taxes

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

At June 30, 2014, the Company had an interest rate swap with a notional amount of $4.5 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At June 30, 2014, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $235,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the nine months ended June 30, 2014, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $(32,000) and $12,000 during the three- and nine-month periods ended June 30, 2014 were recorded as part of Other Comprehensive Income in the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income.  During the three- and nine-month periods ended June 30, 2014, the Company recorded $31,000 and $96,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At June 30, 2014, the Company had a one-month undesignated forward exchange contract for €6.3 million ($8.6 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $25,000 and net foreign currency losses of $12,000 were recorded for forward exchange contracts in the three- and nine-month periods ended June 30, 2014 as a component of foreign currency gains or losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The gains or losses on the Company's foreign exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At June 30, 2014, the Company had liabilities of $34,000 for settlements under these forward contracts in Other Accrued Liabilities on the Company's Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2013, the Company had liabilities of $46,000 for forward contracts in Other Accrued Liabilities on the Company's Consolidated Balance Sheet.

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

The following table presents the Company's assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions:

	Fair Value Measurements at June 30, 2014
	(in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(235)	—	$(235)
Forward exchange contracts	—	—	—	—

At June 30, 2014, the Company also had long-term debt of approximately $5.8 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At June 30, 2014, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million. This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

8.	Financing arrangements

The Company's domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit, of which, up to €3.0 million ($4.1 million) is available to our Netherlands subsidiary.  The revolving line of credit matures on September 30, 2014.  The credit facility bears interest, at the Company's option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon the Company's achievement of a specified financial ratio.  The Company's prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  The Company's BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At June 30, 2014, the interest rate would have been 1.66% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At June 30, 2014, the Company had no borrowings outstanding under the revolving line of credit and $850,000 in outstanding standby letters of credit.

The loan agreement also provides for a 15-year term loan in the amount of $6.4 million of which $4.5 million was outstanding as of June 30, 2014.  The term loan provides for a mortgage on the Company's Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facility contains covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facility also restricts acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender. On February 12, 2013, the relevant loan agreement covenant was amended to permit the acquisition of Visys N.V.  At June 30, 2014, the Company was in compliance with its loan covenants.

The Company's Belgian subsidiary's credit accommodation with a commercial bank in Belgium provides a credit facility for Visys N.V. This credit accommodation totals €2.7 million ($3.7 million) and includes an operating line of €800,000 ($1.1 million), a bank guarantee facility of €500,000 ($683,000), and loan agreement provisions of €1.4 million ($1.9 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At June 30, 2014, the interest rate was 9.75%. At June 30, 2014, the subsidiary had no borrowings under the operating line. At June 30, 2014, the subsidiary had various loans outstanding under the loan agreement provision totaling €0.8 million ($1.2 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured at the end of its statutory fiscal year. At the last measurement date, the subsidiary was not in compliance with the bank covenants. The Company has received a waiver from the bank until September 30, 2014, the next measurement date. The Company does not expect such non-compliance to have any material effect on its operations. At June 30, 2014, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €91,000 ($124,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2014 and 2013 is as follows (in thousands):

	Nine Months Ended June 30,
	2014	2013
Beginning balance	$2,736	$2,030
Warranty costs incurred	(2,453)	(3,094)
Warranty expense accrued	1,713	3,756
Translation adjustments	8	11
Acquired balance	—	107
Ending balance	$2,004	$2,810

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

Bank guarantees and letters of credit

At June 30, 2014, the Company had standby letters of credit totaling $850,000, which includes secured bank guarantees under the Company's domestic and European credit facilities. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately $850,000 of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility and $0 of outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

10. Termination Costs

In the third quarter of 2014, the the Company announced certain cost reduction initiatives. As a result, the Company incurred approximately $1.2 million in costs related to the reduction in force, the majority of which relates to one-time termination benefits. Approximately $750,000 and $450,000 of these costs were expensed as cost of goods sold and operating expenses, respectively, in the third quarter of fiscal 2014. At June 30, 2014, approximately $1.2 million remained accrued as liabilities for amounts expensed in the third quarter of fiscal 2014 that were not paid as of June 30, 2014. The Company expects that the majority of these amounts will be paid in the fourth quarter of fiscal 2014. The Company also expects the majority of these initiatives will be completed in the fourth quarter of fiscal 2014.

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

Current period – third fiscal quarter of 2014

Net sales of $31.3 million in the third quarter of fiscal 2014 were $8.1 million, or 21%, lower than net sales of $39.4 million in the corresponding quarter a year ago. The lower net sales in the third fiscal quarter of 2014 were due primarily to decreased sales of process systems.  International sales were 47% of net sales for the third fiscal quarter of 2014, compared to 44% in the corresponding prior-year period.  Net sales for the fourth quarter of fiscal 2014 are expected to decrease moderately as compared to the net sales recorded in the third quarter of fiscal 2014. Backlog of $26.6 million at the end of the third fiscal quarter of 2014 represented a $15.1 million, or 36%, decrease from the ending backlog of $41.7 million at the end of the corresponding quarter a year ago. This decrease in backlog as compared to the prior year is due primarily to fewer large orders, primarily in the potato market, than were received in the fourth quarter of fiscal 2012 and the first quarter of fiscal 2013. These large orders, which did not recur in fiscal 2014, are reflective of the cyclical and seasonal industries included in our markets.

On June 26, 2014, the Company announced cost reduction initiatives which resulted in a pre-tax charge of approximately $1.2 million in the third quarter of fiscal 2014. These initiatives include a planned reduction of approximately 8% of our global workforce. The majority of these cost reductions will be fully implemented, and the majority of the associated cash expenditures will be incurred, during the fourth quarter of fiscal 2014.

Orders in the third fiscal quarter of 2014 of $26.9 million were down $4.0 million, or 13%, compared to orders of $30.9 million in the third fiscal quarter of 2013.  Orders decreased as compared to the same period in the prior year primarily in automated inspection systems.

Gross margin percentages in the third fiscal quarter of 2014 decreased from the margins for the third fiscal quarter of 2013 due to less favorable changes in product mix, less effective factory utilization due to lower production volumes, and costs related to the workforce reduction. Gross margins are expected to be higher in the fourth quarter of fiscal 2014 as compared with the third quarter of fiscal 2014 and more in alignment with the year-to-date gross margins adjusted for the cost reduction charges.

The net loss for the third fiscal quarter of 2014 was $2.0 million, or $0.32 per diluted share.  The net earnings for the corresponding three-month period in fiscal 2013 were $1.4 million, or $0.23 per diluted share.  The net loss in the most recent three-month period is primarily due to lower net sales, lower gross margins and higher operating expenses due to increased spending on research and development and the charges related to the workforce reduction.

First nine months of fiscal 2014

In the first nine months of fiscal 2014, net sales and net earnings decreased compared to the corresponding period in the prior fiscal year. Net sales of $85.6 million for the first nine months of fiscal 2014 were $9.2 million, or 10%, lower than net sales of $94.8 million in the corresponding period a year ago. International sales were 46% of net sales for the first nine months of fiscal 2014 which was the same as the corresponding prior year period. Net sales were down 30% in process systems which were partially offset by a 2% increase in automated inspection systems and a 4% increase in parts and service. Orders in the first nine months of fiscal 2014 of $86.5 million decreased $15.2 million, or 15%, compared to orders of $101.7 million in the first nine months of fiscal 2013. Customer orders decreased 30% in process systems, decreased 10% in automated inspection systems, and increased 1% in parts and service.

The net loss for the first nine months of fiscal 2014 was $5.3 million, or $0.85 per diluted share. Net earnings for the corresponding nine-month period in fiscal 2013 were $2.7 million, or $0.47 per diluted share. The decrease in net earnings is primarily due to lower net sales, lower gross margins related to less effective factory utilization due to lower production volumes, a less favorable product mix and higher operating expenses. Due to the results of the first nine months of fiscal 2014, we anticipate that we will not be profitable for fiscal year 2014.

Outlook

Earlier this fiscal year, we disclosed our annualized business model which we expect to achieve within the next two-to-three years that we believe is reasonably attainable through organic growth. Our current expectations are as follows for the revenue, gross margin, operating income margin and EBITDA that may be reasonably achieved during the fiscal 2015-2017 period:

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, we sell our goods on terms which transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale. Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site. Certain other, less frequent, equipment sales are recognized as revenue upon completion of installation at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  We typically have a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  Our sales arrangements provide for no other significant post-shipment obligations.  If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At June 30, 2014, we had invoiced $4.2 million, compared to $4.0 million at September 30, 2013, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of June 30, 2014, the balance sheet included allowances for doubtful accounts of $398,000 as compared to $296,000 at September 30, 2013.  Amounts charged to bad debt expense for the nine months ended June 30, 2014 and 2013, respectively, were $99,000 and $(9,000).  Actual charges to the allowance for doubtful accounts for the nine months ended June 30, 2014 and 2013, respectively, were $(1,000) and $6,000.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At June 30, 2014, cumulative inventory adjustments to the lower of cost or market totaled $4.3 million compared to $3.4 million as of June 30, 2013.  Amounts charged to expense to record inventory at lower of cost or market for the nine months ending June 30, 2014 and 2013 were $1.4 million and $1.2 million, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $662,000 and $480,000 for the nine months ending June 30, 2014 and 2013, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of June 30, 2014, we held $38.4 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period to period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of June 30, 2014, the balance sheet included warranty reserves of $2.0 million. Warranty charges of $2.5 million were incurred during the nine-month period then ended. Warranty reserves were $2.8 million as of June 30, 2013 and warranty charges of $3.1 million were incurred during the nine-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At June 30, 2014, we had valuation reserves of approximately $185,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the nine months ended June 30, 2014, there were no material changes in our valuation reserves.  There were no other material valuation allowances at June 30, 2014 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for uncertain tax positions in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2014, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein.

Results of Operations

For the three months ended June 30, 2014 and 2013

Net sales decreased $8.1 million, or 21%, to $31.3 million in the third quarter of fiscal 2014 from $39.4 million recorded in the corresponding quarter a year ago.  International sales for the three-month period ending June 30, 2014 were 47% of net sales compared to 44% in the corresponding prior year period.  The decrease in net sales occurred in most geographic regions with the exception of Latin America. Net sales decreased most significantly in the potato market, and also decreased in the tobacco market, partially offset by increases in the processed fruit and vegetable market. The decrease in net sales occurred primarily in process systems which decreased $7.0 million, or 43%, to $9.1 million in the third quarter of fiscal 2014. Decreases in process system sales related primarily to vibratory products in North America and Europe, third party equipment, and rotary sizers and graders. Automated inspection systems net sales were down $1.1 million, or 7%, to $15.1 million. The decrease in automated inspection system sales was primarily in certain belt-fed products and upgrades, partially offset by increases in chute-fed products. Parts and service sales were $7.1 million, approximately the same as the corresponding period a year ago. Automated inspection systems sales, including upgrade systems, represented 48% of net sales in the third quarter of fiscal 2014 compared to 41% of net sales in the third quarter of fiscal 2013.  Process systems sales represented 29% of net sales in the third quarter of fiscal 2014 compared to 41% during the third quarter of fiscal 2013, while parts and service sales accounted for 23% of net sales in the third quarter of fiscal 2014, compared to 18% during the third quarter of fiscal 2013. We expect net sales in the fourth quarter of fiscal 2014 to decrease moderately as compared to the net sales reported in the third quarter of fiscal 2014.

Total backlog was $26.6 million at the end of the third quarter of fiscal 2014 and was $15.1 million, or 36%, lower than the $41.7 million backlog at the end of the third quarter of the prior fiscal year.  Automated inspection systems backlog decreased by $8.9 million, or 38%, to $14.5 million at the end of the third quarter of fiscal 2014 compared to $23.4 million at the same time a year ago. The decrease was across almost all product lines. Backlog for process systems was down $6.1 million, or 39%, to $9.8 million at June 30, 2014 compared to $15.9 million at June 30, 2013.  The decrease in the backlog for process systems was primarily driven by a decrease in orders for vibratory products in Europe and North America, third party equipment, and rotary sizers and graders. Backlog by product line at June 30, 2014 was 54% automated inspection systems, 37% process systems, and 9% parts and service, as compared to 56% automated inspection systems, 38% process systems, and 6% parts and service at June 30, 2013.

Orders of $26.9 million in the third quarter of fiscal 2014 were $4.0 million, or 13%, lower than the third quarter new orders of $30.9 million a year ago.  Automated inspection systems orders decreased $3.9 million, or 27%, during the third quarter of fiscal 2014 to $10.3 million compared to $14.2 million in the third quarter of fiscal 2013.  Orders for process systems during the third quarter of fiscal 2014 decreased $0.2 million, or 2%, to $8.9 million from $9.1 million in the comparable quarter of fiscal 2013.  Orders for parts and service increased $0.1 million, or 1%, during the third quarter of fiscal 2014 to $7.7 million compared to $7.6 million in the third quarter of fiscal 2013.  The decrease in orders for automated inspection systems occurred primarily in belt-fed products and upgrades, partially offset by increases in chute-fed products.  The decrease in orders for process systems occurred primarily in rotary sizers and graders and other non-food products, partially offset by increases in vibratory products and other process equipment in North America and Europe.  Orders were down primarily in the North America region and decreased primarily in the potato market as customers have delayed or redirected capital expenditures. This decrease was partially offset by increases in the nuts and dried fruits market.

In the third quarter of fiscal 2014, the Company announced cost reduction initiatives which resulted in pre-tax charges of $1.2 million during the quarter. Approximately $750,000 of these charges were expensed to cost of goods sold, with the remainder expensed to operating expenses.

Gross profit for the third quarter of fiscal 2014 was $8.2 million compared to $13.3 million in the corresponding period last year.  Gross margin in the third quarter of fiscal 2014, as a percentage of net sales, decreased to 26.0% compared to the 33.7% reported in the corresponding quarter of fiscal 2013.  This gross margin percentage for the third quarter of fiscal 2014 decreased significantly due to less favorable changes in the product mix, less effective factory utilization due to lower production volumes, and charges related to the cost reduction initiatives. We anticipate gross margin percentages will be higher in the fourth quarter of fiscal 2014 compared to the third quarter of fiscal 2014 and more in alignment with the year-to-date gross margins adjusted for the cost reduction charges.

Operating expenses of $11.1 million for the third quarter of fiscal 2014 were 35.5% of net sales compared to $11.0 million for the third quarter of fiscal 2013 and 27.9% of net sales. The amount of operating expenses increased due to higher spending on research and development efforts related to the field testing of new developments, and charges related to the cost reduction initiatives. We anticipate operating expenses will decrease significantly in the fourth quarter of fiscal 2014 as compared to the third quarter of fiscal 2014.

Other expense for the third quarter of fiscal 2014 was $93,000 compared to $208,000 for the corresponding period in fiscal 2013 primarily due to foreign exchange gains in the third quarter of fiscal 2014 as compared to foreign exchange losses in the prior year's third fiscal quarter.

The net loss for the quarter ending June 30, 2014 was $2.0 million, or $0.32 per diluted share.  Net earnings for the corresponding period last year were $1.4 million, or $0.23 per diluted share.  The higher net loss in the third quarter of fiscal 2014 was primarily the result of lower net sales, lower gross margins and higher operating expenses. Due to the results for the first nine months of fiscal 2014, we anticipate that we will not be profitable for fiscal year 2014.

For the nine months ending June 30, 2014 and 2013

Net sales in the first nine months of fiscal 2014 decreased by $9.2 million, or 10%, to $85.6 million compared to $94.8 million for the same period in fiscal 2013. The decrease in net sales occurred in the North American, European, and Asia-Pacific regions, partially offset by an increase in net sales in the Latin American region. Net sales decreased most significantly in the potato market, partially offset by increases in the processed fruit and vegetable, nuts and dried fruit, and most other markets. International sales for the more recent nine-month period were 46% of net sales, the same as the first nine months of fiscal 2013. Decreases in total net sales for the first nine months of fiscal 2014 compared to the same period in the prior year occurred in process systems sales, which were down $10.7 million, or 30%, partially offset by increases in automated inspection systems which were up $0.7 million, or 2%, and parts and service sales which were up $0.8 million, or 4%. The decrease in process systems sales related primarily to decreases in the sales of vibratory systems in Europe and North America, third party equipment, and rotary sizers and graders. Automated inspection system sales increased in the chute-fed product lines, partially offset by decreases in the belt-fed and upgrade product lines. Automated inspection systems net sales represented 48% of net sales in the first nine months of fiscal 2014, as compared to 42% of net sales in the first nine months of fiscal 2013. Process systems represented 29% of net sales in the first nine months of fiscal 2014 compared to 38% of net sales in the first nine months of fiscal 2013. Parts and service sales were 23% of net sales in the first nine months of fiscal 2014 and 20% for the first nine months of fiscal 2013.

New orders for the first nine months of fiscal 2014 decreased $15.2 million, or 15%, to $86.5 million compared to new orders of $101.7 million in the first nine months of fiscal 2013. Orders for automated inspection systems decreased $4.7 million, or 10%, to $40.8 million compared to $45.5 million in the first nine months of fiscal 2013. Automated inspection system orders decreased for belt-fed and upgrade product lines, offset by an increase in orders for chute-fed product lines. Orders for process systems decreased $10.7 million, or 30%, to $25.5 million compared to $36.2 million in the first nine months of fiscal 2013 across most all major product lines. Orders for process systems decreased for vibratory products in North America and Europe, other process system equipment, rotary sizers and graders, and third party equipment. Orders for parts and service were $20.2 million, up $0.2 million, or 1%, from $20.0 million in the prior year. The decrease in orders as compared to the prior year occurred primarily in the potato market, and also decreased in the pharmaceutical market, partially offset by increases in the nuts and dried fruit and other foods and non food markets. The decrease in orders was most significant in the North American and Asia-Pacific regions.

Gross profit for the first nine months of fiscal 2014 was $24.6 million compared to $32.6 million in the corresponding period last year. Gross margin for the first nine months of fiscal 2014, as a percentage of sales, was 28.7% as compared to 34.4% reported for the same period of fiscal 2013. This decreased gross margin percentage for the first nine months of fiscal 2014 reflected less favorable changes in the product mix, less efficient factory utilization due to lower production volumes, acquisition-related fair value adjustments, and charges related to the cost reduction initiative.

Operating expenses of $32.4 million for the first nine months of fiscal 2014 were 37.8% of sales compared with $28.7 million, or 30.3%, of sales for the first nine months of fiscal 2013. Operating expenses for the first nine months of fiscal 2014 were higher than the operating expenses for the first nine months of fiscal 2013 due primarily to increased spending on research and development efforts, higher amortization of intangible assets, the inclusion of Visys N.V. operating expenses for the entire nine months, charges related to the cost reduction initiative, and the settlement of the Visys N.V. litigation. The comparable prior period of fiscal 2013 included $785,000 of Visys N.V. acquisition-related expenses.

Other expense for the first nine months of fiscal 2014 was $251,000 compared to other expense of $262,000 for the corresponding period in fiscal 2013, primarily due to lower foreign exchange losses and bank charges, partially offset by lower royalty income, as compared to the first nine months of fiscal 2013.

The net loss for the first nine months of fiscal 2014 was $5.3 million, or $0.85 per diluted share. Net earnings for the same period in fiscal 2013 were $2.7 million, or $0.47 per diluted share. The net loss for the first nine months of fiscal 2014 increased compared to 2013 primarily due to lower net sales, lower gross margins and higher operating expenses.

Liquidity and Capital Resources

In the first nine months of fiscal 2014, net cash decreased by $4.8 million to $12.8 million on June 30, 2014 from $17.6 million on September 30, 2013.  Cash used in operating activities was $2.0 million during the nine months ended June 30, 2014.  Investing activities consumed $2.1 million of cash.  Financing activities used $0.8 million of cash.

Cash used in operating activities during the nine months ended June 30, 2014 was $2.0 million.  For the first nine months of fiscal 2014, the net loss was $5.3 million.  Non-cash items included in the net loss in the first nine months of fiscal 2014, such as depreciation, amortization and share-based compensation, were approximately $4.7 million.  In the first nine months of fiscal 2014, changes in non-cash working capital used $1.4 million of cash in operating activities.  The major changes in current assets and liabilities using cash during the first nine months of fiscal 2014 were increases in inventory of $2.3 million due to the timing of shipments, a decrease of $2.2 million in accrued payroll liabilities due to payments of fiscal 2013 incentive compensation and the timing of payroll, partially offset by accruals for one-time termination benefits, decreases in accounts payable of $0.6 million due to the timing of payments, decreases in accrued customer support and warranty costs of $0.7 million due to lower warranty costs and lower net sales, and changes of $2.7 million in income tax receivables and payables due to the timing of payments. These uses were partially offset by decreases in accounts receivable of $6.5 million due to the timing of collections and sales activity, and $0.7 million increase in customer deposits related to the timing of orders and collections.

For the first nine months of fiscal 2013, $10.5 million of cash was provided by operating activities, composed of net earnings of $2.7 million; non-cash items such as depreciation, amortization and share-based compensation included in net earnings were $2.0 million; and changes in non-cash working capital of $5.8 million. The primary changes in the first nine months of fiscal 2014 as compared to the first nine months of fiscal 2013 were the increased net loss and increases in cash used for working capital for items such as inventory, payroll and accrued incentives, the timing of tax payments and deductions, and lower customer deposits, partially offset by decreased accounts receivable and increases in non-cash items included in the net loss.

Net cash used in investing activities was $2.1 million for the first nine months of fiscal 2014 compared to net cash of $13.6 million used in investing activities for the first nine months of fiscal 2013 .  Cash used for investing activities in fiscal 2014 related entirely to capital expenditures.  Cash used for investing activities in fiscal 2013 included $11.6 million used for the acquisition of Visys N.V.

Net cash used in financing activities during the first nine months of fiscal 2014 was $814,000, compared with net cash used in financing activities of $787,000 during the corresponding period in fiscal 2013.  Net cash used in financing activities during the first nine months of fiscal 2014 primarily resulted from $671,000 of repayments of long-term debt, and $227,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, partially offset by $53,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first nine months of fiscal 2013 resulted mainly from payments on long-term debt of $464,000, payroll taxes of $216,000 paid in connection with stock surrenders related to compensatory stock awards, $30,000 of stock repurchases, and $188,000 of issuance costs for stock and warrants related to the Visys N.V. acquisition, partially offset by $81,000 of proceeds from the issuance of common stock.

Our domestic credit facility provides for a variable-rate revolving line of credit up to $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit, of which up to €3.0 million ($4.1 million) is available to our Netherlands subsidiary.  The credit facility matures on September 30, 2014.  The credit facility bears interest, at our option, at either the bank’s prime rate or the British Bankers Association LIBOR Rate (“BBA LIBOR”) using a tiered structure depending upon our achievement of a specified financial ratio.  Our prime rate option will be either the bank’s prime rate or prime less 0.25% per annum.  Our BBA LIBOR option will be either BBA LIBOR plus 1.75% or 1.50% per annum.  At June 30, 2014, the interest rate would have been 1.66% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $4.5 million was outstanding as of June 30, 2014.  The term loan provides for a mortgage on our Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the BBA LIBOR rate plus 1.40% and matures on January 2, 2024.  We simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%. The credit facility contains covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facility also restricts acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  On February 12, 2013, the relevant loan agreement covenant was amended to permit the acquisition of Visys N.V. At June 30, 2014, we were in compliance with our loan covenants. At June 30, 2014, we had no borrowings outstanding under the revolving line of credit and $0.9 million in outstanding standby letters of credit.

Our Belgian subsidiary's credit accommodation with a commercial bank in Belgium provides a credit facility for Visys N.V. This credit accommodation totals €2.7 million ($3.7 million) and includes an operating line of €800,000 ($1.1 million), a bank guarantee facility of €500,000 ($683,000), and loan agreement provisions of €1.4 million ($1.9 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At June 30, 2014, the interest rate was 9.75%. At June 30, 2014, the subsidiary had no borrowings under the operating line. At June 30, 2014, the subsidiary had various loans outstanding under the loan agreement provision totaling €0.8 million ($1.2 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured at the end of its statutory fiscal year. At the last measurement date, the subsidiary was not in compliance with the bank covenants. The Company has received a waiver from the bank until September 30, 2014, the next measurement date. The Company does not expect such non-compliance to have any material effect on its operations. At June 30, 2014, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €91,000 ($124,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

Our continuing contractual obligations and commercial commitments existing on June 30, 2014 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,828	$831	$1,584	$1,002	$2,411
Interest on long-term debt (2)	1,101	238	363	248	252
Operating leases	5,224	1,170	1,761	1,272	1,021
Purchase obligations (3)	1,067	1,067	—	—	—
Total contractual cash obligations	$13,220	$3,306	$3,708	$2,522	$3,684

(1)
We also have $118,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

We anticipate that current cash balances and ongoing cash flows from operations will be sufficient to fund our operating needs for the foreseeable future. We also have significant credit lines available if needed.  At June 30, 2014, we had standby letters of credit totaling $0.9 million, which includes secured bank guarantees under our domestic and European credit facilities. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposure to such risks is generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our operations in Australia and Latin America, transactions denominated in the local currencies of those countries may increase.  As of June 30, 2014, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $270,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At June 30, 2014, we held a 30-day forward contract for €6.3 million ($8.6 million).

As of June 30, 2014, the Euro gained approximately 1% in value against the U.S. dollar compared to its value at September 30, 2013.  During the nine-month period ended June 30, 2014, changes in the value of the Euro against the U.S. dollar ranged between a 0% gain and a 2% gain as compared to the value at September 30, 2013.  Most other relevant foreign currencies gained in value against the U.S. dollar during the first nine months of fiscal 2014.  The effect of these fluctuations on our operations and financial results during the first nine months ending June 30, 2014 were:

•
Translation adjustments of $156,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of Key Technology B.V., Suplusco Holding B.V. and Visys N.V. into U.S. dollars and, to a lesser extent, the Australian dollar balance sheets of Key Technology Australia Pty Ltd., and the Peso balance sheet of Productos Key Mexicana, S. de R.L. de C.V.

•
Foreign exchange losses of $14,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

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

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate or prime less 25 basis points or (b) at BBA LIBOR plus 175 or 150 basis points depending on our achievement of a specified financial ratio. Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%. At June 30, 2014, we had no borrowings under these arrangements.  During the nine months ended June 30, 2014, interest rates applicable to these variable rate credit facilities ranged from 1.57% to 9.75%.  At June 30, 2014, the rate was 1.66% on our domestic credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  Our mortgage bears interest at the BBA LIBOR rate plus 140 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  Long-term fixed-rate borrowings at our Belgian subsidiary bear interest at rates ranging from 2.91% to 4.99%. As of June 30, 2014, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at June 30, 2014 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

As previously reported, we entered into a Settlement Agreement on April 29, 2014 with Tomra Systems ASA and Tomra Sorting N.V. (formerly BEST N.V.) resolving the previously disclosed litigation.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by us or on our behalf during the quarter ended June 30, 2014 of equity securities registered by us under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2014	—	$—	—
May 1-31, 2014	—	—	—
June 1-30, 2014	—	—	—
Total	—	$—	—	429,202	(1)

(1)
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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and September 30, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended June 30, 2014.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	August 7, 2014	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 7, 2014	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE NINE MONTHS ENDED JUNE 30, 2014

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2014 and September 30, 2013, (ii) Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended June 30, 2014.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not otherwise subject to liability under those sections.