Form 10-Q
period 2014-12-31
KEY TECHNOLOGY INC
filed 2015-02-06
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2014

or

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

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2015 was 6,238,730 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND SEPTEMBER 30, 2014

	December 31, 2014	September 30, 2014
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,778	$9,741
Trade accounts receivable, net of allowance for doubtful accounts of $378 and $415, respectively	11,490	12,557
Inventories:
Raw materials	12,285	10,321
Work-in-process and sub-assemblies	9,096	9,505
Finished goods	6,793	6,847
Total inventories	28,174	26,673
Deferred income taxes	3,717	3,809
Prepaid expenses and other assets	6,097	7,213
Total current assets	54,256	59,993
Property, plant and equipment, net	16,308	16,652
Deferred income taxes	2,000	615
Goodwill	10,871	11,222
Investment in Proditec	1,127	1,127
Intangibles and other assets, net	7,996	8,736
Total	$92,558	$98,345
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$6,046	$6,073
Accrued payroll liabilities and commissions	4,935	5,893
Customers' deposits	2,721	3,702
Accrued customer support and warranty costs	2,079	2,607
Customer purchase plans	1,506	1,523
Income taxes payable	1	2
Current portion of long-term debt	809	804
Other accrued liabilities	944	1,186
Total current liabilities	19,041	21,790
Long-term debt	4,505	4,733
Deferred income taxes	2,757	3,281
Other long-term liabilities	406	373
Shareholders' equity:
Common stock	31,539	31,414
Warrants	665	665
Retained earnings and other shareholders' equity	33,645	36,089
Total shareholders' equity	65,849	68,168
Total	$92,558	$98,345
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	(in thousands, except per share data)
Net sales	$20,091	$22,725
Cost of sales	14,615	16,555
Gross profit	5,476	6,170
Operating expenses:
Sales and marketing	4,073	4,773
Research and development	2,125	2,430
General and administrative	2,102	2,416
Amortization of intangibles	402	437
Total operating expenses	8,702	10,056
Gain on disposition of assets	4	6
Loss from operations	(3,222)	(3,880)
Other income (expense)	(10)	(65)
Loss before income taxes	(3,232)	(3,945)
Income tax benefit	(1,404)	(1,339)
Net loss	$(1,828)	$(2,606)

Net loss per share
- basic	$(0.29)	$(0.42)
- diluted	$(0.29)	$(0.42)

Shares used in per share calculations - basic	6,285	6,276

Shares used in per share calculations - diluted	6,285	6,276
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	(in thousands)
Net loss	$(1,828)	$(2,606)
Other comprehensive income (loss):
Foreign currency translation adjustment	(900)	373
Unrealized changes in fair value of derivatives	(34)	61
Income tax (expense) benefit related to items of comprehensive income (loss)	319	(148)
Total comprehensive loss	$(2,443)	$(2,320)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,828)	$(2,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposition of assets	(4)	(6)
Foreign currency exchange (gain) loss	(18)	11
Depreciation and amortization	1,315	1,370
Share based payments	356	388
Excess tax benefits from share based payments	(4)	(10)
Deferred income taxes	(1,405)	628
Deferred rent	4	3
Bad debt expense	(22)	48
Changes in assets and liabilities:
Trade accounts receivable	957	5,557
Inventories	(1,853)	(3,653)
Prepaid expenses and other current assets	1,140	199
Income taxes receivable	(10)	(1,988)
Accounts payable	20	(799)
Accrued payroll liabilities and commissions	(865)	(3,944)
Customers’ deposits	(902)	871
Accrued customer support and warranty costs	(490)	(631)
Income taxes payable	—	(433)
Other accrued liabilities	(242)	(517)
Other	(5)	(1)
Cash used in operating activities	(3,856)	(5,513)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	3	7
Purchases of property, plant and equipment	(624)	(352)
Cash used in investing activities	(621)	(345)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(181)	$(221)
Excess tax benefits from share based payments	4	10
Proceeds from issuance of common stock	15	17
Exchange of shares for statutory withholding	(245)	(185)
Cash used in financing activities	(407)	(379)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(79)	10

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,963)	(6,227)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	9,741	17,601

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,778	$11,374

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$62	$69
Cash paid during the period for income taxes	$5	$451

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  The results of operations for the three month period ended December 31, 2014 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2014 and the results of its operations and its cash flows for the three month periods ended December 31, 2014 and 2013.

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

2.	Share-based compensation

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended December 31,
	2014	2013
Cost of goods sold	$50	$44
Operating expenses	306	344
Total share-based compensation expense	$356	$388

 Share-based compensation expense remaining capitalized in inventory at December 31, 2014 and 2013 was $25,000 and $1,000, respectively.

3.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss	$(1,828)	6,285	$(0.29)	$(2,606)	6,276	$(0.42)
Effect of dilutive securities:
Common stock options	—	—		—	—
Warrants	—	—		—	—
Diluted EPS:
Net loss plus assumed conversions	$(1,828)	6,285	$(0.29)	$(2,606)	6,276	$(0.42)

The weighted-average number of diluted shares does not include the potential issuance of common shares which are anti-dilutive.  Common stock equivalent shares for the assumed exercise of warrants are calculated using the treasury stock method. The following potentially issuable common shares at December 31, 2014 and 2013 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three Months Ended December 31,
	2014	2013
Common shares from:
Assumed exercise of stock options	10,000	25,000
Warrants	250,000	250,000

The options expire in February 2015.  The warrants expire in March 2016.

4.    Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  Changes in the estimated effective income tax rate are accounted for in the period the change in estimate occurs.  During the first quarter of fiscal 2015, the research and development tax credit was renewed for a one-year period retroactive to January 1, 2014. In the first quarter of fiscal 2015, income tax expense was reduced by approximately $305,000 for additional research and development tax credits related to expenditures incurred during fiscal 2014 due to the changes in tax law that were enacted during the quarter to retroactively renew these tax credits. The research and development tax credit expired December 31, 2014.

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

At December 31, 2014, the Company had an interest rate swap with a notional amount of $4.4 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At December 31, 2014, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $237,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the three months ended December 31, 2014, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $(34,000) during the three month period ended December 31, 2014 was recorded as part of Other Comprehensive Income in the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income.  During the three month period ended December 31, 2014, the Company recorded $31,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At December 31, 2014, the Company had a one-month undesignated forward exchange contract for €2.8 million ($3.4 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $18,000 were recorded for forward exchange contracts in the three month period ended December 31, 2014 as a component of foreign currency gains or losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The gains or losses on the Company's foreign exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At December 31, 2014, the Company had assets of $102,000 for settlements under these forward contracts in Other Current Assets on the Company's Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2014, the Company had assets of $278,000 for forward contracts in Other Current Assets on the Company's Consolidated Balance Sheet.

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

The following table presents the Company's assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions:

	Fair Value Measurements at December 31, 2014
	(in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(237)	—	$(237)
Forward exchange contracts	—	—	—	—

At December 31, 2014, the Company also had long-term debt of approximately $5.3 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At December 31, 2014, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million. This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.    Financing arrangements

The Company's domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit, of which, up to €3.0 million ($3.6 million) is available to our Netherlands subsidiary.  The revolving line of credit matures on March 31, 2016.  The credit facility bears interest, at the Company's option, at either the bank’s prime rate or the London Interbank Offered Rate ("LIBOR") using a tiered structure depending upon the Company's achievement of a specified financial ratio. The Company's prime rate option will be either the bank's prime rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option will be either LIBOR plus 2.25%, 2.50% or 2.75% per annum.  At December 31, 2014, the interest rate would have been 2.92% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At December 31, 2014, the Company had no borrowings outstanding under the revolving line of credit and $954,000 in outstanding standby letters of credit.

The loan agreement also provides for a 15-year term loan in the amount of $6.4 million of which $4.4 million was outstanding as of December 31, 2014.  The term loan provides for a mortgage on the Company's Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the LIBOR rate plus 1.40% and matures on January 2, 2024.  The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facility contains covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facility also restricts acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At December 31, 2014, the Company was in compliance with its loan covenants.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.3 million) and includes an operating line of €800,000 ($1.0 million), a bank guarantee facility of €500,000 ($607,000), and loan agreement provisions of €1.4 million ($1.7 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At December 31, 2014, the interest rate was 8.50%. At December 31, 2014, the subsidiary had no borrowings under the operating line. At December 31, 2014, the subsidiary had various loans outstanding under the loan agreement provision totaling €0.7 million ($0.9 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured at the end of its statutory fiscal year. At December 31, 2014, the subsidiary was not in compliance with the bank covenants. The Company does not expect such non-compliance to have any material effect on its operations. At December 31, 2014, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €78,000 ($94,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

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

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended December 31,
	2014	2013
Beginning balance	$2,151	$2,736
Warranty costs incurred	(595)	(867)
Warranty expense accrued	217	382
Translation adjustments	(29)	13
Ending balance	$1,744	$2,264

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

Bank guarantees and letters of credit

At December 31, 2014, the Company had standby letters of credit totaling $954,000, which includes secured bank guarantees under the Company's domestic and European credit facilities. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately $954,000 of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility and no outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

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

More information may be found in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 12, 2014, which item is hereby incorporated by reference.

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

The worldwide economy and economic uncertainty continue to challenge our operating results. We continue to see customers seeking to retain cash and requiring higher returns on investment, price sensitivity, longer or delayed purchasing cycles, and more purchasing decisions at corporate levels rather than local operating locations. In addition, in response to excess capacity, the market continues to see very aggressive pricing efforts to stimulate demand, which has increased price competition for our products, particularly in automated inspection systems where pricing and competition are particularly aggressive.

Current period – first fiscal quarter of 2015

Net sales of $20.1 million in the first quarter of fiscal 2015 were $2.6 million, or 12%, lower than net sales of $22.7 million in the corresponding quarter a year ago. The lower net sales in the first fiscal quarter of 2015 were across all product lines.  International sales were 48% of net sales for the first fiscal quarter of 2015, compared to 45% in the corresponding prior-year period.  Net sales for the second quarter of 2015 are expected to increase moderately as compared to the net sales recorded in the first quarter of fiscal 2015. Backlog of $28.7 million at the end of the first fiscal quarter of 2015 represented an $8.0 million, or 22%, decrease from the ending backlog of $36.7 million at the end of the corresponding quarter a year ago.

Orders in the first fiscal quarter of 2015 of $30.5 million were down $3.6 million, or 10%, compared to orders of $34.1 million in the first fiscal quarter of 2014.  Orders decreased as compared to the same period in the prior year primarily in automated inspection systems partially offset by increases in orders for process systems. Orders were down due primarily to a decline in Europe, which was very strong in the first quarter of 2014, and in the seed corn market. We continue to expect to achieve double-digit bookings growth in fiscal 2015 as compared to fiscal 2014.

Gross margin percentages in the first fiscal quarter of 2015 were affected by less favorable changes in product mix and less effective factory utilization due to lower sales and production volumes. Gross margins are expected to be slightly higher in the second quarter of fiscal 2015 as compared with the first quarter of fiscal 2015.

The net loss for the first fiscal quarter of 2015 was $1.8 million, or $0.29 per diluted share.  The net loss for the corresponding three-month period in fiscal 2014 was $2.6 million, or $0.42 per diluted share.  The net loss in the most recent three-month period is primarily due to lower net sales and the associated gross profits offset by lower operating expenses due to cost reduction initiatives implemented in fiscal 2014. The Company remains confident in returning to profitability in fiscal 2015.

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

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At December 31, 2014, we had invoiced $2.2 million, compared to $1.9 million at September 30, 2014, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of December 31, 2014, the balance sheet included allowances for doubtful accounts of $378,000 as compared to $415,000 at September 30, 2014.  Amounts charged to bad debt expense for the three months ended December 31, 2014 and 2013, respectively, were $(22,000) and $48,000.  Actual charges to the allowance for doubtful accounts for the three months ended December 31, 2014 and 2013, respectively, were $4,000 and zero.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At December 31, 2014, cumulative inventory adjustments to the lower of cost or market totaled $4.0 million compared to $3.8 million as of December 31, 2013.  Amounts charged to expense to record inventory at lower of cost or market for the three months ending December 31, 2014 and 2013 were $105,000 and $331,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $43,000 and $102,000 for the three months ending December 31, 2014 and 2013, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of December 31, 2014, we held $35.1 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because it is susceptible to:  (1) significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of December 31, 2014, the balance sheet included warranty reserves of $1.7 million. Warranty charges of $0.6 million were incurred during the three-month period then ended. Warranty reserves were $2.3 million as of December 31, 2013 and warranty charges of $0.9 million were incurred during the three-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At December 31, 2014, we had valuation reserves of approximately $131,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the three months ended December 31, 2014, our valuation reserves were reduced by $54,000 due to the expiration of capital loss carryforwards.  There were no other material valuation allowances at December 31, 2014 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for uncertain tax positions in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2015, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

During the first quarter of fiscal 2015, the research and development tax credit was renewed for a one-year period retroactive to January 1, 2014. In the first quarter of fiscal 2015, income tax expense was reduced by approximately $305,000 for additional research and development tax credits related to expenditures incurred during fiscal 2014 due to the changes in tax law that were enacted during the quarter to retroactively renew these tax credits. The research and development tax credit expired December 31, 2014.

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

Results of Operations

For the three months ended December 31, 2014 and 2013

Net sales decreased $2.6 million, or 12%, to $20.1 million in the first quarter of fiscal 2015 from $22.7 million recorded in the corresponding quarter a year ago.  International sales for the three-month period ending December 31, 2014 were 48% of net sales compared to 45% in the corresponding prior year period.  The decrease in net sales occurred in North America, as well as the Asia-Pacific region, partially offset by increases in Europe. Net sales decreased most significantly in the processed potato and processed fruit and vegetable markets, partially offset by an increase in the tobacco market. Net sales were negatively impacted due to the lower beginning backlog which was related to fiscal 2014 capital spending slow downs primarily in the processed potato market. Net sales were also negatively impacted by the continuing labor disputes at West Coast shipping ports that delayed shipments and prevented us from recognizing approximately 4% of revenue. Automated inspection systems net sales were down $1.3 million, or 17%, to $6.4 million. The decrease in automated inspection system sales was across most product types with the exception of tobacco products. Net sales of process systems decreased $0.7 million, or 9%, to $7.9 million in the first quarter of fiscal 2015. Decreases in process system sales were across most product categories. Parts and service sales were $5.8 million, down $0.6 million or 9%. Automated inspection systems sales, including upgrade systems, represented 32% of net sales in the first quarter of fiscal 2015 compared to 34% of net sales in the first quarter of fiscal 2014.  Process systems sales represented 39% of net sales in the first quarter of fiscal 2015 compared to 38% during the first quarter of fiscal 2014, while parts and service sales accounted for 29% of net sales in the first quarter of fiscal 2015, compared to 28% during the first quarter of fiscal 2014. There are significant orders in the beginning backlog for the second quarter of 2015 that will not ship until the second half of fiscal 2015. However, we expect net sales in the second quarter of fiscal 2015 to increase moderately as compared to the net sales reported in the first quarter of fiscal 2015.

Total backlog was $28.7 million at the end of the first quarter of fiscal 2015 and was $8.0 million, or 22%, lower than the $36.7 million backlog at the end of the first quarter of the prior fiscal year.  Automated inspection systems backlog decreased by $12.9 million, or 49%, to $13.2 million at the end of the first quarter of fiscal 2015 compared to $26.1 million at the same time a year ago. The decrease was across almost all product categories. Backlog for process systems was up $4.4 million, or 49%, to $13.3 million at December 31, 2014 compared to $8.9 million at December 31, 2013.  The increase in the backlog for process systems was primarily driven by an increase in orders for vibratory products in the specialized application markets. Backlog by product line at December 31, 2014 was 46% automated inspection systems, 46% process systems, and 8% parts and service, as compared to 71% automated inspection systems, 24% process systems, and 5% parts and service at December 31, 2013.

Orders of $30.5 million in the first quarter of fiscal 2015 were $3.6 million, or 10%, lower than the first quarter new orders of $34.1 million a year ago.  Automated inspection systems orders decreased $8.8 million, or 45%, during the first quarter of fiscal 2015 to $10.8 million compared to $19.6 million in the first quarter of fiscal 2014.  Orders for process systems during the first quarter of fiscal 2015 increased $5.5 million, or 66%, to $13.8 million from $8.3 million in the comparable quarter of fiscal 2014.  Orders for parts and service decreased $0.2 million, or 4%, during the first quarter of fiscal 2015 to $6.0 million compared to $6.2 million in the first quarter of fiscal 2014.  The decrease in orders for automated inspection systems occurred across most major product types. The increase in orders for process systems occurred across most product types, in particular for process systems in the specialized applications market.  Orders were down due primarily to a decline in Europe, which was very strong in the first quarter of 2014, and in the seed corn market. We continue to expect to achieve double-digit bookings growth in fiscal 2015 as compared to fiscal 2014.

Gross profit for the first quarter of fiscal 2015 was $5.5 million compared to $6.2 million in the corresponding period last year.  Gross margin in the first quarter of fiscal 2015, as a percentage of net sales, increased to 27.3% compared to the 27.2% reported in the corresponding quarter of fiscal 2014.  This gross margin percentage for the first quarter of fiscal 2015 was adversely affected by less favorable changes in the product mix and less effective factory utilization due to lower production volumes. We anticipate gross margin percentages will be slightly higher in the second quarter of fiscal 2015 compared to the first quarter of fiscal 2015.

Operating expenses of $8.7 million for the first quarter of fiscal 2015 were 43.3% of net sales compared to $10.1 million for the first quarter of fiscal 2014 and 44.3% of net sales. The amount of operating expenses decreased due to the full impact of our cost reduction initiatives and lower spending on research and development efforts. Operating expenses for the second quarter of fiscal 2015 are expected to increase slightly as compared to the first quarter of fiscal 2015.

Other expense for the first quarter of fiscal 2015 was $10,000 compared to $65,000 for the corresponding period in fiscal 2014 primarily due to foreign exchange gains in the first quarter of fiscal 2015 as compared to foreign exchange losses in the prior year's first fiscal quarter and increased royalties.

The income tax benefit for the first quarter of fiscal 2015 was increased by $305,000, related to expenditures in fiscal 2014, due to the retroactive renewal of the  research and development tax credits.

The net loss for the quarter ending December 31, 2014 was $1.8 million, or $0.29 per diluted share.  The net loss for the corresponding period last year was $2.6 million, or $0.42 per diluted share.  The lower net loss in the first quarter of fiscal 2015 was primarily the result of lower operating expenses. The Company remains confident in returning to profitability for fiscal 2015.

Liquidity and Capital Resources

In the first three months of fiscal 2015, net cash decreased by $5.0 million to $4.8 million on December 31, 2014 from $9.7 million on September 30, 2014.  Cash used in operating activities was $3.9 million during the three months ended December 31, 2014.  Investing activities consumed $0.6 million of cash.  Financing activities used $0.4 million of cash.

Cash used in operating activities during the three months ended December 31, 2014 was $3.9 million.  For the first three months of fiscal 2015, the net loss was $1.8 million.  Non-cash items included in the net loss in the first three months of fiscal 2015, such as depreciation, amortization, deferred taxes and share-based compensation, were approximately $0.2 million.  In the first three months of fiscal 2015, changes in non-cash working capital used $2.2 million of cash in operating activities.  The major changes in current assets and liabilities using cash during the first three months of fiscal 2015 were increases in inventory of $1.9 million due to the timing of shipments, a decrease of $0.9 million in accrued payroll liabilities due to the timing of payroll, decreases in accrued customer support and warranty costs of $0.5 million due to lower warranty costs and lower net sales, and a decrease in customer advances of $0.9 million due to the timing of orders. These uses were partially offset by decreases in accounts receivable of $1.0 million due to the timing of collections and sales activity, and $1.1 million decrease in prepaid expenses and other assets due to the timing of payments.

For the first three months of fiscal 2014, $5.5 million of cash was used in operating activities, composed of a net loss of $2.6 million; non-cash items such as depreciation, amortization, deferred taxes and share-based compensation included in net earnings were $2.4 million; and changes in non-cash working capital of $5.3 million. The primary changes in the first three months of fiscal 2015 as compared to the first three months of fiscal 2014 were the decreased net loss and decreases in cash used for working capital for items such as inventory, payroll and accrued incentives, the timing of tax payments and deductions, and lower customer deposits, partially offset by decreases in cash provided by accounts receivable and decreases in non-cash items included in the net loss.

Net cash used in investing activities was $0.6 million for the first three months of fiscal 2015 compared to net cash of $0.3 million used in investing activities for the first three months of fiscal 2014.  Cash used for investing activities in fiscal 2015 related entirely to capital expenditures.

Net cash used in financing activities during the first three months of fiscal 2015 was $407,000, compared with net cash used in financing activities of $379,000 during the corresponding period in fiscal 2014.  Net cash used in financing activities during the first three months of fiscal 2015 primarily resulted from $181,000 of repayments of long-term debt, and $245,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, partially offset by $15,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first three months of fiscal 2014 resulted mainly from payments on long-term debt of $221,000, payroll taxes of $185,000 paid in connection with stock surrenders related to compensatory stock awards, partially offset by $17,000 of proceeds from the issuance of common stock.

Our domestic credit facility provides for a variable-rate revolving line of credit up to $15,000,000 and a credit sub-facility of up to $6,000,000 for standby letters of credit, of which up to €3.0 million ($3.6 million) is available to our Netherlands subsidiary.  The credit facility matures on March 31, 2016.  The credit facility bears interest, at the Company's option, at either the bank’s prime rate or the London Interbank Offered Rate ("LIBOR") using a tiered structure depending upon the Company's achievement of a specified financial ratio. The Company's prime rate option will be either the bank's prime rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option will be either LIBOR plus 2.25%, 2.50% or 2.75% per annum. At December 31, 2014, the interest rate would have been 2.92% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At December 31, 2014, we had no borrowings outstanding under the revolving line of credit and $954,000 in outstanding standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $4.4 million was outstanding as of December 31, 2014.  The term loan provides for a mortgage on our Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the LIBOR rate plus 1.40% and matures on January 2, 2024.  We simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

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

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.3 million) and includes an operating line of €800,000 ($1.0 million), a bank guarantee facility of €500,000 ($607,000), and loan agreement provisions of €1.4 million ($1.7 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate plus 1.25%. At December 31, 2014, the interest rate was 8.50%. At December 31, 2014, the subsidiary had no borrowings under the operating line. At December 31, 2014, the subsidiary had various loans outstanding under the loan agreement provision totaling €0.7 million ($0.9 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured at the end of its statutory fiscal year. At December 31, 2014, the subsidiary was not in compliance with the bank covenants. The Company does not expect such non-compliance to have any material effect on its operations. At December 31, 2014, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €78,000 ($94,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

Our continuing contractual obligations and commercial commitments existing on December 31, 2014 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,314	$809	$1,404	$931	$2,170
Interest on long-term debt (2)	971	219	324	227	201
Operating leases	4,649	1,081	1,638	1,215	715
Purchase obligations (3)	742	742	—	—	—
Total contractual cash obligations	$11,676	$2,851	$3,366	$2,373	$3,086

(1)
We also have $105,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

We anticipate that current cash balances and ongoing cash flows from operations will be sufficient to fund our operating needs for the foreseeable future. We also have credit lines available if needed.  At December 31, 2014, we had standby letters of credit totaling $1.0 million, which includes secured bank guarantees under our domestic and European credit facilities. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposure to such risks is generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in local currencies of those countries may increase.  As of December 31, 2014, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $26,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At December 31, 2014, we held a 30-day forward contract for €2.8 million ($3.4 million).

As of December 31, 2014, the Euro lost approximately 4% in value against the U.S. dollar compared to its value at September 30, 2014.  During the three month period ended December 31, 2014, changes in the value of the Euro against the U.S. dollar ranged between a 1% loss and a 4% loss as compared to the value at September 30, 2014.  Most other relevant foreign currencies gained in value against the U.S. dollar during the first three months of fiscal 2015.  The effect of these fluctuations on our operations and financial results during the first three months ending December 31, 2014 were:

•
Translation adjustments of $593,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro-denominated balance sheets of our European subsidiaries into U.S. dollars and, to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary, and the Peso balance sheets of our Mexican subsidiaries.

•
Foreign exchange gains of $18,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

When the U.S. dollar strengthens on the world markets, our market and economic outlook for international sales could be adversely affected as products sold to international customers become relatively more expensive to those customers.  Conversely, a relatively weaker U.S. dollar makes our U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially more profitable to us when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive. Our Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S., but does import a significant portion of its products from its U.S.-based parent company. Our Belgian-based subsidiary also transacts business primarily in Euros and is expected to have significant exports to the U.S.-based parent company.

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate plus 75, 100 or 125 basis points or (b) at LIBOR plus 225, 250 or 275 basis points depending on our achievement of a specified financial ratio. Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%. At December 31, 2014, we had no borrowings under these arrangements.  During the three months ended December 31, 2014, interest rates applicable to these variable rate credit facilities ranged from 2.91% to 8.50%.  At December 31, 2014, the rate was 2.92% on our domestic credit facility and 8.50% on our Belgian credit facility based on the lowest of the available alternative rates.  Our mortgage bears interest at the LIBOR rate plus 140 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  Long-term fixed-rate borrowings at our Belgian subsidiary bear interest at rates ranging from 2.91% to 4.99%. As of December 31, 2014, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at December 31, 2014 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of fiscal 2015, we converted to the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) from the 1992 COSO Framework.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2014 of equity securities registered by us under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	—	$—	—
November 1-30, 2014	—	—	—
December 1-31, 2014	19,287	12.69	—
Total	19,287	$12.69	—	429,202	(2)

(1)	Includes shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under our employee stock incentive plans. The shares were subsequently canceled.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2014 and September 30, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2014.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	February 6, 2015	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 6, 2015	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2014

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2014 and September 30, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and 2013, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2013, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2014.