Form 10-Q
period 2015-03-31
KEY TECHNOLOGY INC
filed 2015-05-08
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, no par value, on April 30, 2015 was 6,280,012 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2015

PART I

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2015 AND SEPTEMBER 30, 2014

	March 31, 2015	September 30, 2014
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$8,281	$9,741
Trade accounts receivable, net of allowance for doubtful accounts of $358 and $415, respectively	12,044	12,557
Inventories:
Raw materials	13,638	10,321
Work-in-process and sub-assemblies	10,064	9,505
Finished goods	6,909	6,847
Total inventories	30,611	26,673
Deferred income taxes	3,740	3,809
Prepaid expenses and other assets	4,036	7,213
Total current assets	58,712	59,993
Property, plant and equipment, net	15,725	16,652
Deferred income taxes	3,073	615
Goodwill	9,967	11,222
Investment in Proditec	1,127	1,127
Intangibles and other assets, net	6,788	8,736
Total	$95,392	$98,345
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,270	$6,073
Accrued payroll liabilities and commissions	5,257	5,893
Customers' deposits	6,164	3,702
Accrued customer support and warranty costs	1,889	2,607
Customer purchase plans	1,573	1,523
Income taxes payable	1	2
Current portion of long-term debt	770	804
Other accrued liabilities	695	1,186
Total current liabilities	25,619	21,790
Long-term debt	4,255	4,733
Deferred income taxes	2,340	3,281
Other long-term liabilities	432	373
Shareholders' equity:
Common stock	31,860	31,414
Warrants	665	665
Retained earnings and other shareholders' equity	30,221	36,089
Total shareholders' equity	62,746	68,168
Total	$95,392	$98,345
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(in thousands, except per share data)
Net sales	$21,581	$31,598
Cost of sales	15,876	21,334
Gross profit	5,705	10,264
Operating expenses:
Sales and marketing	4,124	4,650
Research and development	2,133	3,142
General and administrative	1,966	2,992
Amortization of intangibles	369	439
Total operating expenses	8,592	11,223
Loss on disposition of assets	—	(6)
Loss from operations	(2,887)	(965)
Other income (expense)	(62)	(93)
Loss before income taxes	(2,949)	(1,058)
Income tax benefit	(1,002)	(361)
Net loss	$(1,947)	$(697)

Net loss per share
- basic	$(0.31)	$(0.11)
- diluted	$(0.31)	$(0.11)

Shares used in per share calculations - basic	6,257	6,298

Shares used in per share calculations - diluted	6,257	6,298
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(in thousands, except per share data)
Net sales	$41,672	$54,323
Cost of sales	30,490	37,889
Gross profit	11,182	16,434
Operating expenses:
Sales and marketing	8,197	9,424
Research and development	4,258	5,572
General and administrative	4,068	5,407
Amortization of intangibles	771	876
Total operating expenses	17,294	21,279
Gain on disposition of assets	3	—
Loss from operations	(6,109)	(4,845)
Other income (expense)	(72)	(158)
Loss before income taxes	(6,181)	(5,003)
Income tax benefit	(2,407)	(1,701)
Net loss	$(3,774)	$(3,302)

Net loss per share
- basic	$(0.60)	$(0.53)
- diluted	$(0.60)	$(0.53)

Shares used in per share calculations - basic	6,272	6,287

Shares used in per share calculations - diluted	6,272	6,287
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE- AND SIX- MONTHS ENDED MARCH 31, 2015 AND 2014

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Net loss	$(1,947)	$(697)	$(3,774)	$(3,302)
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,208)	(21)	(3,108)	352
Unrealized changes in fair value of derivatives	(31)	(17)	(65)	44
Income tax (expense) benefit related to items of comprehensive income (loss)	760	13	1,079	(134)
Total comprehensive loss	$(3,426)	$(722)	$(5,868)	$(3,040)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,774)	$(3,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposition of assets	(3)	—
Foreign currency exchange (gain) loss	(42)	22
Depreciation and amortization	2,622	2,703
Share based payments	675	734
Excess tax benefits from share based payments	(8)	(20)
Deferred income taxes	(1,917)	(13)
Deferred rent	6	7
Bad debt expense	(7)	47
Changes in assets and liabilities:
Trade accounts receivable	(30)	4,687
Inventories	(5,271)	(3,322)
Prepaid expenses and other current assets	876	268
Income taxes receivable	2,468	(1,680)
Accounts payable	3,442	(579)
Accrued payroll liabilities and commissions	(338)	(2,797)
Customers’ deposits	2,716	1,752
Accrued customer support and warranty costs	(591)	(582)
Income taxes payable	(4)	(436)
Other accrued liabilities	(388)	157
Other	(14)	(3)
Cash provided by (used in) operating activities	418	(2,357)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	3	17
Purchases of property, plant and equipment	(1,108)	(1,288)
Cash used in investing activities	(1,105)	(1,271)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(369)	$(448)
Excess tax benefits from share based payments	8	20
Proceeds from issuance of common stock	123	34
Exchange of shares for statutory withholding	(331)	(227)
Cash used in financing activities	(569)	(621)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(204)	10

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,460)	(4,239)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	9,741	17,601

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$8,281	$13,362

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$125	$133
Cash paid (refunded) during the period for income taxes	$(2,949)	$428

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2015

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2014.  The results of operations for the three- and six-month periods ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2015 and the results of its operations and its cash flows for the three- and six-month periods ended ended March 31, 2015 and 2014.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The FASB has recently proposed a one-year deferral of the effective date.

2.	Share-based compensation

During the six months ended March 31, 2015, the Company granted 48,925 shares of service-based stock awards.  The fair value of these grants ranged between $12.52 and $12.65 per share based on the fair market value at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from April 2015 through December 2017.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Cost of goods sold	$37	$54	$87	$98
Operating expenses	282	291	588	636
Total share-based compensation expense	$319	$345	$675	$734

 Share-based compensation expense remaining capitalized in inventory at March 31, 2015 and 2014 was $6,000 and $10,000, respectively.

3.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss	$(1,947)	6,257	$(0.31)	$(697)	6,298	$(0.11)
Effect of dilutive securities:
Common stock options	—	—		—	—
Warrants	—	—		—	—
Diluted EPS:
Net loss plus assumed conversions	$(1,947)	6,257	$(0.31)	$(697)	6,298	$(0.11)

	Six Months Ended March 31, 2015			Six Months Ended March 31, 2014
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net earnings (loss)	$(3,774)	6,272	$(0.60)	$(3,302)	6,287	$(0.53)
Effect of dilutive securities:
Common stock options	—	—		—	—
Warrants	—	—		—	—
Diluted EPS:
Net earnings (loss) plus assumed conversions	$(3,774)	6,272	$(0.60)	$(3,302)	6,287	$(0.53)

The weighted-average number of diluted shares does not include the potential issuance of common shares which are anti-dilutive.  Common stock equivalent shares for the assumed exercise of warrants are calculated using the treasury stock method. The following potentially issuable common shares at March 31, 2015 and 2014 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Common shares from:
Assumed exercise of stock options	—	15,000	—	15,000
Warrants	250,000	250,000	250,000	250,000

All options expired in February 2015.  The warrants expire in March 2016.

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

At March 31, 2015, the Company had an interest rate swap with a notional amount of $4.3 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 4.27%.  At March 31, 2015, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $268,000.  There were no gains or losses recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the six months ended March 31, 2015, as the interest rate swap was highly effective as a cash flow hedge.  Consequently, changes in the fair value of the interest rate swap of $(31,000) and $(65,000) during the three- and six-month periods ended March 31, 2015 was recorded as part of Other Comprehensive Income in the Company's Unaudited Condensed Consolidated Statements of Comprehensive Income.  During the three- and six-month periods ended March 31, 2015, the Company recorded $29,000 and $59,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap.  The interest rate swap matures in January 2024.

At March 31, 2015, the Company had a one-month undesignated forward exchange contract for €2.2 million ($2.4 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $378,000 and $527,000 were recorded for forward exchange contracts in the three- and six-month periods ended March 31, 2015 as a component of foreign currency gains or losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The gains or losses on the Company's foreign exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At March 31, 2015, the Company had assets of $111,000 for settlements under these forward contracts in Other Current Assets on the Company's Unaudited Condensed Consolidated Balance Sheet.  At September 30, 2014, the Company had assets of $278,000 for forward contracts in Other Current Assets on the Company's Consolidated Balance Sheet.

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

The following table presents the Company's assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions:

	Fair Value Measurements at March 31, 2015
	(in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(268)	—	$(268)
Forward exchange contracts	—	—	—	—

At March 31, 2015, the Company also had long-term debt of approximately $5.0 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At March 31, 2015, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million. This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are not quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.    Financing arrangements

The Company's domestic credit facility provides a revolving line of credit to the Company in the maximum principal amount of $7,500,000 which includes a credit sub-facility of up to $6,000,000 for standby letters of credit, of which up to €3.0 million ($3.2 million) is available to our Netherlands subsidiary.  The revolving line of credit matures on March 31, 2016.  The credit facility bears interest, at the Company's option, at either the bank’s prime rate or the London Interbank Offered Rate ("LIBOR") using a tiered structure depending upon the Company's achievement of a specified financial ratio. The Company's prime rate option will be either the bank's prime rate plus 1.25%, 1.50% or 1.75% per annum. The Company's LIBOR option will be either LIBOR plus 2.75%, 3.00% or 3.25% per annum.  At March 31, 2015, the interest rate would have been 3.43% based on the lowest of the available alternative rates.  The revolving line of credit is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At March 31, 2015, the Company had no borrowings outstanding under the revolving line of credit and $708,000 in outstanding standby letters of credit.

The loan agreement also provides for a 15-year term loan in the amount of $6.4 million, of which $4.3 million was outstanding as of March 31, 2015.  The term loan provides for a mortgage on the Company's Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the LIBOR rate plus 1.40% and matures on January 2, 2024.  The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facility contains covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital and EBITDA levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facility also restricts acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.  At March 31, 2015, the Company was in compliance with its loan covenants.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($2.9 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.5 million), and loan agreement provisions of €1.4 million ($1.5 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At March 31, 2015, the interest rate was 9.75%. At March 31, 2015, the subsidiary had no borrowings under the operating line. At March 31, 2015, the subsidiary had various loans outstanding under the loan agreement provision totaling €0.6 million ($0.7 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured at the end of its statutory fiscal year. At March 31, 2015, the subsidiary was not in compliance with the bank covenants. The Company does not expect such non-compliance to have any material effect on its operations. At March 31, 2015, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €65,000 ($70,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2015 and 2014 is as follows (in thousands):

	Six Months Ended March 31,
	2015	2014
Beginning balance	$2,151	$2,736
Warranty costs incurred	(1,373)	(1,652)
Warranty expense accrued	984	1,222
Translation adjustments	(95)	12
Ending balance	$1,667	$2,318

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

Bank guarantees and letters of credit

At March 31, 2015, the Company had standby letters of credit totaling $708,000, which includes secured bank guarantees under the Company's domestic and European credit facilities. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately $708,000 of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility and no outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

9. Termination Costs

In the second quarter of fiscal 2015, the the Company announced certain cost reduction initiatives. As a result, the Company incurred approximately $421,000 in costs related to the reduction in force, the majority of which relates to one-time termination benefits. Approximately $161,000 and $260,000 of these costs were expensed as cost of goods sold and operating expenses, respectively, in the second quarter of fiscal 2015. At March 31, 2015, approximately $244,000 remained accrued as liabilities for amounts expensed in the second quarter of fiscal 2015 that were not paid as of March 31, 2015. The Company expects that the majority of these amounts will be paid by the fourth quarter of fiscal 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

From time to time, Key Technology, Inc. (“we", "us" or "our"), through its management, may make forward-looking public statements with respect to the company regarding, among other things, expected future revenues or earnings, projections, plans, future performance, product development and commercialization, and other estimates relating to our future operations.  Forward-looking statements may be included in reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in press releases or in oral statements made with the approval of our authorized executive officers.  The words or phrases “will likely result,” “are expected to,” “intends,” “is anticipated,” “estimates,” “believes,” “projects” or similar expressions are intended to identify “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended, as enacted by the Private Securities Litigation Reform Act of 1995.

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

Second quarter of fiscal 2015

Net sales of $21.6 million in the second quarter of fiscal 2015 were $10.0 million, or 32%, lower than net sales of $31.6 million in the corresponding quarter a year ago. The lower net sales in the second fiscal quarter of 2015 were primarily in the automated inspection systems product lines.  International sales were 42% of net sales for the second fiscal quarter of 2015, compared to 46% in the corresponding prior-year period.  Net sales for the third quarter of 2015 are expected to increase significantly as compared to the net sales recorded in the second quarter of fiscal 2015. Backlog of $32.2 million at the end of the second fiscal quarter of 2015 represented an $1.4 million, or 4%, increase from the ending backlog of $30.8 million at the end of the corresponding quarter a year ago.

Orders in the second fiscal quarter of 2015 of $25.1 million were down $0.4 million, or 2%, compared to orders of $25.5 million in the second fiscal quarter of 2014.  Orders decreased as compared to the same period in the prior year primarily in automated inspection systems partially offset by increases in orders for process systems. Orders were down primarily in the processed fruit and vegetable market partially offset by increases in the potato and other food markets. Orders were down in North America and Latin America partially offset by increases in Europe and the Asia-Pacific regions.

Gross margin percentages in the second fiscal quarter of 2015 were affected by less favorable changes in product mix and less effective factory utilization due to lower sales and production volumes. Gross margins are expected to be slightly higher in the third quarter of fiscal 2015 as compared with the second quarter of fiscal 2015.

During the quarter, we announced certain cost reduction initiatives. As a result, we incurred $421,000 in costs, of which approximately $161,000 and $260,000 were expensed as cost of goods sold and operating expenses, respectively, during the quarter. We continue to manage our overall cost structure and, as a result, our total operating expenses have decreased significantly as compared to the same period in the prior year.

The net loss for the second fiscal quarter of 2015 was $1.9 million, or $0.31 per diluted share.  The net loss for the corresponding three-month period in fiscal 2014 was $0.7 million, or $0.11 per diluted share.  The net loss in the most recent three-month period is primarily due to lower net sales and the associated gross profits offset by lower operating expenses due to cost reduction initiatives.

First six months of fiscal 2015

In the first six months of fiscal 2015, net sales decreased compared to the corresponding period in the prior fiscal year. Net sales of $41.7 million for the first six months of fiscal 2015 were $12.6 million, or 23%, lower than net sales of $54.3 million in the corresponding period a year ago. International sales were 45% of net sales for the first six months of fiscal 2015 compared to 46% in the corresponding prior year period. Net sales were down 44% in automated inspection systems, 5% in process systems and 4% in parts and service. Customer orders in the first six months of fiscal 2015 of $55.6 million were down $4.0 million, or

7%, compared to the orders of $59.6 million in the first six months of fiscal 2014. Customer orders decreased 38% in automated inspection systems, increased 48% in process systems, and decreased 3% in parts and service. Orders for automated inspection systems decreased across most product lines. Orders for process systems increased across all product lines, primarily in vibratory products in North America and Europe. Orders decreased slightly in North America and Europe, primarily in the processed fruit and vegetable and other food markets, partially offset by increases in the potato and tobacco markets.

The net loss for the first six months of fiscal 2015 was $3.8 million, or $0.60 per diluted share. The net loss for the corresponding six-month period in 2014 was $3.3 million, or $0.53 per diluted share. The increased net loss in the more recent six-month period is primarily due to lower net sales, lower gross margins due to less effective factory utilization, and a less favorable product mix, partially offset by lower operating expenses. Due to the results of the first half of fiscal 2015 and significant customer order and related shipment delays, we anticipate that we will not be profitable for fiscal 2015.

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

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At March 31, 2015, we had invoiced $1.4 million, compared to $1.9 million at September 30, 2014, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of March 31, 2015, the balance sheet included allowances for doubtful accounts of $358,000 as compared to $415,000 at September 30, 2014.  Amounts charged to bad debt expense for the six months ended March 31, 2015 and 2014, respectively, were $(7,000) and $47,000.  Actual charges to the allowance for doubtful accounts for the six months ended March 31, 2015 and 2014, respectively, were $11,000 and $(1,000).  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At March 31, 2015, cumulative inventory adjustments to the lower of cost or market totaled $4.1 million compared to $3.7 million as of March 31, 2014.  Amounts charged to expense to record inventory at lower of cost or market for the six months ending March 31, 2015 and 2014 were $405,000 and $607,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $134,000 and $381,000 for the six months ending March 31, 2015 and 2014, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of March 31, 2015, we held $33.6 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because it is susceptible to:  (1) significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of March 31, 2015, the balance sheet included warranty reserves of $1.7 million. Warranty charges of $1.4 million were incurred during the six-month period then ended. Warranty reserves were $2.3 million as of March 31, 2014 and warranty charges of $1.7 million were incurred during the six-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At March 31, 2015, we had valuation reserves of approximately $131,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the six months ended March 31, 2015, our valuation reserves were reduced by $54,000 due to the expiration of capital loss carryforwards.  There were no other material valuation allowances at March 31, 2015 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for uncertain tax positions in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2015, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Recent Accounting Pronouncements Not Yet Adopted. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company is evaluating its existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The FASB has recently proposed a one-year deferral of the effective date.

Results of Operations

For the three months ended March 31, 2015 and 2014

Net sales decreased $10.0 million, or 32%, to $21.6 million in the second quarter of fiscal 2015 from $31.6 million recorded in the corresponding quarter a year ago.  International sales for the three-month period ending March 31, 2015 were 42% of net sales compared to 46% in the corresponding prior year period.  The decrease in net sales occurred across all geographic regions. Net sales decreased most significantly in the processed fruit and vegetable, nuts and dried fruits, tobacco and other food markets, partially offset by an increase in the potato market. Automated inspection systems net sales were down $10.0 million, or 56%, to $7.9 million. The decrease in automated inspection system sales was across most product types, particularly belt-fed products for the seed corn market. Net sales of process systems decreased $0.1 million, or 2%, to $7.2 million in the second quarter of fiscal 2015. Parts and service sales were $6.5 million, down $0.1 million or 1%. Automated inspection systems sales, including upgrade systems, represented 37% of net sales in the second quarter of fiscal 2015 compared to 57% of net sales in the second quarter of fiscal 2014.  Process systems sales represented 33% of net sales in the second quarter of fiscal 2015 compared to 23% during the second quarter of fiscal 2014, while parts and service sales accounted for 30% of net sales in the second quarter of fiscal 2015, compared to 20% during the second quarter of fiscal 2014. We expect net sales in the third quarter of fiscal 2015 to increase significantly as compared to the net sales reported in the second quarter of fiscal 2015.

Total backlog was $32.2 million at the end of the second quarter of fiscal 2015 and was $1.4 million, or 4%, higher than the $30.8 million backlog at the end of the second quarter of the prior fiscal year.  Automated inspection systems backlog decreased by $5.8 million, or 30%, to $13.4 million at the end of the second quarter of fiscal 2015 compared to $19.2 million at the same time a year ago. The decrease was across almost all product categories. Backlog for process systems was up $6.9 million, or 69%, to $16.9 million at March 31, 2015 compared to $10.0 million at March 31, 2014.  The increase in the backlog for process systems was across all major product categories. Backlog by product line at March 31, 2015 was 42% automated inspection systems, 52% process systems, and 6% parts and service, as compared to 62% automated inspection systems, 33% process systems, and 5% parts and service at March 31, 2014.

Orders of $25.1 million in the second quarter of fiscal 2015 were $0.4 million, or 2%, lower than the second quarter new orders of $25.5 million a year ago.  Automated inspection systems orders decreased $2.8 million, or 26%, during the second quarter of fiscal 2015 to $8.1 million compared to $10.9 million in the second quarter of fiscal 2014.  Orders for process systems during the second quarter of fiscal 2015 increased $2.5 million, or 30%, to $10.8 million from $8.3 million in the comparable quarter of fiscal 2014.  Orders for parts and service decreased $0.1 million, or 3%, during the second quarter of fiscal 2015 to $6.2 million compared to $6.3 million in the second quarter of fiscal 2014.  The decrease in orders for automated inspection systems occurred primarily in belt-fed product types. The increase in orders for process systems occurred across most product types. Orders were down primarily in the processed fruit and vegetable market, partially offset by increases in the potato and other food markets.  Orders were down in North America and Latin America, partially offset by increases in Europe and the Asia-Pacific region. The exchange rate, however, negatively affected the U.S. dollar equivalent of overall European orders due to the strengthening of the U.S. dollar throughout the quarter.

During the quarter, we announced certain cost reduction initiatives. As a result, we incurred $421,000 of costs, of which approximately $161,000 and $260,000 were expensed as cost of goods sold and operating expenses, respectively during the quarter.

Gross profit for the second quarter of fiscal 2015 was $5.7 million compared to $10.3 million in the corresponding period last year.  Gross margin in the second quarter of fiscal 2015, as a percentage of net sales, decreased to 26.4% compared to the 32.5% reported in the corresponding quarter of fiscal 2014.  This gross margin percentage for the second quarter of fiscal 2015 was adversely affected by lower net sales, less favorable changes in the product mix, and less effective factory utilization due to lower production volumes. We anticipate gross margin percentages will be slightly higher in the third quarter of fiscal 2015 compared to the second quarter of fiscal 2015.

Operating expenses of $8.6 million for the second quarter of fiscal 2015 were 39.8% of net sales compared to $11.2 million for the second quarter of fiscal 2014 and 35.5% of net sales. The amount of operating expenses decreased due to the impact of our cost reduction initiatives, which were announced in the third quarter of fiscal 2014 and the second quarter of fiscal 2015, and lower spending on research and development efforts. Operating expenses for the third quarter of 2015 are anticipated to be fairly consistent as compared to the second quarter of fiscal 2015.

Other expense for the second quarter of fiscal 2015 was $62,000 compared to $93,000 for the corresponding period in fiscal 2014 primarily due to foreign exchange gains in the second quarter of fiscal 2015 as compared to foreign exchange losses in the prior year's second fiscal quarter.

The net loss for the quarter ended March 31, 2015 was $1.9 million, or $0.31 per diluted share.  The net loss for the corresponding period last year was $0.7 million, or $0.11 per diluted share.  The higher net loss in the second quarter of fiscal 2015 was primarily the result of lower net sales and associated lower gross profits, partially offset by lower operating expenses.

For the six months ended March 31, 2015 and 2014

Net sales in the first half of fiscal 2015 decreased by $12.6 million, or 23%, to $41.7 million compared to $54.3 million for the same period in fiscal 2014. The decrease in net sales occurred most significantly in North America and to a lesser degree in Europe and the international regions. Net sales decreased most significantly in the other food and processed fruit and vegetable markets. International sales for the more recent six-month period were 45% of net sales compared to 46% for the six-month period of fiscal 2014. Decreases in total net sales for the first six months of fiscal 2015 compared to the same period in the prior year occurred in automated inspection systems which were down $11.3 million or 44%, process systems sales which were down $0.9 million or 5% and parts and service sales which were down $0.5 million or 4%. Automated inspection system sales decreased in most product lines, particularly belt-fed products for the seed corn market. The decrease in process systems sales were across most product families. Automated inspection systems net sales represented 34% of net sales in the first six months of fiscal 2015, compared to 47% of net sales in the first six months of fiscal 2014. Process systems represented 36% of net sales in the first six months of fiscal 2015 compared to 29% of net sales in the first six months of fiscal 2014. Parts and service sales were 30% of net sales in the first six months of fiscal 2015 and 24% for the first six months of fiscal 2014.

New orders for the first six months of fiscal 2015 decreased $4.0 million, or 7%, to $55.6 million compared to orders of $59.6 million in the first six months of fiscal 2014. Orders for automated inspection systems decreased significantly across most all major product lines, most significantly for belt-fed products for the seed corn market. Orders for process systems increased $8.0 million, or 48%, to $24.6 million compared to $16.6 million in the first six months of fiscal 2014. Orders for process systems increased for most product lines. Orders for parts and service were $12.2 million, down $0.4 million, or 3%, from $12.6 million in the prior year. The decrease in orders as compared to the prior year occurred particularly in the processed fruit and vegetable and other food markets partially offset by increases in the potato and tobacco markets and in the North American and European geographic markets.

Gross profit for the first six months of fiscal 2015 was $11.2 million compared to $16.4 million in the corresponding period last year. Gross margin for the first six months of fiscal 2015 was 26.8% as compared to 30.3% reported for the same period of fiscal 2014. This gross margin percentage for the first six months of fiscal 2015 decreased due primarily to a less favorable product mix and less effective factory utilization due to lower sales and production volumes.

Operating expenses of $17.3 million for the first six months of fiscal 2015 were 41.5% of sales compared with $21.3 million, or 39.2%, of sales for the same period of fiscal 2014. Operating expenses for the first six months of fiscal 2015 were lower than the operating expenses for the first six months of fiscal 2014 due primarily to the impact of cost reduction initiatives, which were announced in the third quarter of fiscal 2014 and the second quarter of 2015, lower spending on research and development, and the lower net sales.

Other expense for the second quarter of fiscal 2015 was $72,000 compared to other expense of $158,000 for the corresponding period in fiscal 2014 primarily due to foreign exchange gains in the first six months of fiscal 2015 as compared to foreign exchange losses in the first six months of fiscal 2014, and decreased interest expense.

The income tax benefit for the first six months of fiscal 2015 was increased by $305,000, related to expenditures in fiscal 2014, due to the retroactive renewal of the research and development tax credit.

The net loss for the first six months of fiscal 2015 was $3.8 million, or $0.60 per diluted share. The net loss for the same period in fiscal 2014 was $3.3 million, or $0.53 per diluted share. The net loss for the first six months of fiscal 2015 increased primarily due to lower net sales and lower gross profit, partially offset by lower operating expenses.

Liquidity and Capital Resources

In the first six months of fiscal 2015, net cash decreased by $1.4 million to $8.3 million on March 31, 2015 from $9.7 million on September 30, 2014.  Cash provided by operating activities was $0.4 million during the six months ended March 31, 2015.  Investing activities consumed $1.1 million of cash.  Financing activities used $0.6 million of cash.

Cash provided by operating activities during the six months ended March 31, 2015 was $0.4 million.  For the first six months of fiscal 2015, the net loss was $3.8 million.  Non-cash items included in the net loss in the first six months of fiscal 2015, such as depreciation, amortization, deferred taxes and share-based compensation, were approximately $1.3 million.  In the first six months of fiscal 2015, changes in non-cash working capital provided $2.9 million of cash in operating activities.  The major changes in current assets and liabilities providing cash during the first six months of fiscal 2015 were increases in accounts payable of $3.4 million due to the timing of payments, increases in customer deposits of $2.7 million due to the timing of collections and shipments, decreases in income taxes receivable of $2.5 million due to the receipt of tax refunds for prior year loss carrybacks, and $0.9 million reduction in prepaid expenses due to the timing of payments. These sources were partially offset by increases in inventory of $5.3 million due in part to the increased backlog, decreases in accrued customer support and warranty costs of $0.6 million due to lower warranty costs, and a $0.7 million decrease in accrued payroll and other liabilities due to the timing of payments.

For the first six months of fiscal 2014, $2.4 million of cash was used in operating activities, composed of a net loss of $3.3 million; non-cash items such as depreciation, amortization, deferred taxes and share-based compensation included in the net loss were $3.5 million; and changes in non-cash working capital used $2.5 million. The primary changes in the first six months of fiscal 2015 as compared to the first six months of fiscal 2014 were the increased net loss and decreases in cash used for working capital for items such as payroll and accrued incentives, accounts payable, the timing of tax payments and deductions, and higher customer deposits, partially offset by decreases in cash used for inventory, decreases in cash provided by accounts receivable and decreases in non-cash items included in the net loss.

Net cash used in investing activities was $1.1 million for the first six months of fiscal 2015 compared to net cash of $1.3 million used in investing activities for the first six months of fiscal 2014.  Cash used for investing activities in fiscal 2015 related entirely to capital expenditures.

Net cash used in financing activities during the first six months of fiscal 2015 was $569,000, compared with net cash used in financing activities of $621,000 during the corresponding period in fiscal 2014.  Net cash used in financing activities during the first six months of fiscal 2015 primarily resulted from $369,000 of repayments of long-term debt, and $331,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, partially offset by $123,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first six months of fiscal 2014 resulted mainly from payments on long-term debt of $448,000, payroll taxes of $227,000 paid in connection with stock surrenders related to compensatory stock awards, partially offset by $34,000 of proceeds from the issuance of common stock.

Our domestic credit facility provides for a variable-rate revolving line of credit up to $7,500,000 which includes a credit sub-facility of up to $6,000,000 for standby letters of credit, of which up to €3.0 million ($3.2 million) is available to our Netherlands subsidiary.  The credit facility matures on March 31, 2016.  The credit facility bears interest, at the Company's option, at either the bank’s prime rate or the London Interbank Offered Rate ("LIBOR") using a tiered structure depending upon the Company's achievement of a specified financial ratio. The Company's prime rate option will be either the bank's prime rate plus 1.25%, 1.50% or 1.75% per annum. The Company's LIBOR option will be either LIBOR plus 2.75%, 3.00% or 3.25% per annum. At March 31, 2015, the interest rate would have been 3.43% based on the lowest of the available alternative rates.  The credit facility is secured by all U.S. accounts receivable, inventory, equipment, and fixtures.  At March 31, 2015, we had no borrowings outstanding under the revolving line of credit and $708,000 in outstanding standby letters of credit.

The loan agreement also provided for a 15-year term loan in the amount of $6.4 million of which $4.3 million was outstanding as of March 31, 2015.  The term loan provides for a mortgage on our Avery Street headquarters’ land and building located in Walla Walla, Washington.  The term loan bears interest at the LIBOR rate plus 1.40% and matures on January 2, 2024.  We simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.

The credit facility contains covenants which require operating within a funded debt to EBITDA ratio, a fixed charge coverage ratio and minimum working capital and EBITDA levels.  The loan agreement permits capital expenditures up to a certain level, and contains customary default and acceleration provisions.  The credit facility also restricts acquisitions, incurrence of additional indebtedness and lease expenditures above certain levels without the prior consent of the lender.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($2.9 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($541,500), and loan agreement provisions of €1.4 million ($1.5 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate plus 1.25%. At March 31, 2015, the interest rate was 9.75%. At March 31, 2015, the subsidiary had no borrowings under the operating line. At March 31, 2015, the subsidiary had various loans outstanding under the loan agreement provision totaling €0.6 million ($0.7 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. The credit accommodation contains a covenant which requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured at the end of its statutory fiscal year. At March 31, 2015, the subsidiary was not in compliance with the bank covenants. The Company does not expect such non-compliance to have any material effect on its operations. At March 31, 2015, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €65,000 ($70,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

Our continuing contractual obligations and commercial commitments existing on March 31, 2015 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,025	$770	$1,266	$941	$2,048
Interest on long-term debt (2)	918	210	313	217	178
Operating leases	4,363	1,000	1,574	1,220	569
Purchase obligations (3)	242	242	—	—	—
Total contractual cash obligations	$10,548	$2,222	$3,153	$2,378	$2,795

(1)
We also have $101,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 4.27%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

We anticipate that current cash balances and ongoing cash flows from operations will be sufficient to fund our operating needs for the foreseeable future. We also have credit lines available if needed.  At March 31, 2015, we had standby letters of credit totaling $0.7 million, which includes secured bank guarantees under our domestic and European credit facilities. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposure to such risks is generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in local currencies of those countries may increase.  As of March 31, 2015, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $130,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At March 31, 2015, we held a 30-day forward contract for €2.2 million ($2.4 million).

As of March 31, 2015, the Euro lost approximately 14% in value against the U.S. dollar compared to its value at September 30, 2014.  During the six-month period ended March 31, 2015, changes in the value of the Euro against the U.S. dollar ranged between a 1% loss and a 14% loss as compared to the value at September 30, 2014.  Most other relevant foreign currencies lost in value against the U.S. dollar during the first six months of fiscal 2015.  The effect of these fluctuations on our operations and financial results during the first six months ended March 31, 2015 were:

•
Translation adjustments of $2.1 million, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro-denominated balance sheets of our European subsidiaries into U.S. dollars and, to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary, and the Peso balance sheets of our Mexican subsidiaries.

•
Foreign exchange gains of $42,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

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

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate plus 125, 150 or 175 basis points or (b) at LIBOR plus 275, 300 or 325 basis points depending on our achievement of a specified financial ratio. Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%. At March 31, 2015, we had no borrowings under these arrangements.  During the six months ended March 31, 2015, interest rates applicable to these variable rate credit facilities ranged from 2.91% to 9.75%.  At March 31, 2015, the rate was 3.43% on our domestic credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  Our mortgage bears interest at the LIBOR rate plus 140 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 4.27%.  Long-term fixed-rate borrowings at our Belgian subsidiary bear interest at rates ranging from 2.91% to 4.99%. As of March 31, 2015, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at March 31, 2015 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously reported, during the first quarter of fiscal 2015, we converted to the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) from the 1992 COSO Framework.

PART II

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by us or on our behalf during the quarter ended March 31, 2015 of equity securities registered by us under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2015	—	—	—
February 1-28, 2015	6,865	$12.60	—
March 1-31, 2015	—	—	—
Total	6,865	$12.60	—	429,202	(2)

(1)	Includes shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under our employee stock incentive plans. The shares were subsequently canceled.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and September 30, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six- months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three- and six- months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2015.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	May 8, 2015	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 8, 2015	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE SIX MONTHS ENDED MARCH 31, 2015

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and September 30, 2014, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six- months ended March 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three- and six- months ended March 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2015.