Form 10-K
period 2015-09-30
KEY TECHNOLOGY INC
filed 2015-12-11
CIK 906193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.
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
Yes  ☐ No  ☒
The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2015 (based on the last sale price of such shares) was approximately $71,727,738.
 There were 6,261,983 shares of the Registrant's common stock outstanding on December 4, 2015.
 DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement, dated on or about January 4, 2016, prepared in connection with the Annual Meeting of Shareholders to be held on February 2, 2016, are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2015 ANNUAL REPORT ON FORM 10-K

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

Forward-looking statements are subject to a number of risks and uncertainties, the occurrence of any of which could cause the price of our common stock to fluctuate significantly, making it difficult for shareholders to resell common stock at a time or price they find attractive.  We caution investors not to place undue reliance on our forward-looking statements, which speak only as of the date on which they are made.  Our actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:

•	adverse changes in general economic conditions may adversely affect our customers, our business and results of operations;

•	ongoing uncertainty in the global economy may adversely affect our operating results;

•	variable economic conditions in the food processing industry, either globally or regionally, may adversely affect our sales;

•	significant investments in unsuccessful research and development efforts could materially adversely affect our business;

•	our existing and new products may not compete successfully in either current or new markets, which could result in the loss of market share and a decrease in our sales and profits;

•	the loss of any of our significant customers could reduce our sales and profitability;

•	competition may result in lower sales and prices for our products and services;

•
consolidation by our competitors could increase competition in the food processing equipment industry, and consolidation by our food processing industry customers could increase their purchasing power, both of which could reduce our sales and profitability;

•	customer sourcing initiatives and purchasing power may adversely affect our new equipment and aftermarket sales, which could result in reduced gross margins;

•	our sales and profits may vary widely from quarter to quarter and year to year due to the timing and size of major orders;

•	our operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world;

•	the failure of our independent sales representatives to perform as expected could harm our net sales;

•	our international operations subject us to a number of risks that could adversely affect our sales, operating results and growth;

•	we have made, or may make, acquisitions or enter into distribution agreements or similar business relationships that could disrupt our operations and harm our operating results;

•	fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our results of operations and financial position;

•	advances in technology by competitors may adversely affect our sales and profitability;

•	our expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase our cost of operations and reduce gross margins and profitability;

•	the failure of our suppliers to deliver quality products in a timely manner or our inability to obtain components for our products could adversely affect our operating results;

•	our dependence on certain suppliers may leave us temporarily without adequate access to raw materials, intellectual property or products;

•	the limited availability and possible cost fluctuations of materials used in our products could adversely affect our gross margins;

•	our products may suffer from defects leading to warranty claims;

•	information security breaches or business system disruptions may adversely affect our business;

•	our potential inability to attract and retain experienced management and other key personnel, or the loss of key management personnel, may adversely affect our business and prospects for growth;

•	our potential inability to protect our intellectual property, especially as we expand geographically, may adversely affect our competitive advantage;

•
intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against us by third parties may adversely affect our results of operations and our customer relations; and

•	our financing agreements contain restrictive and financial covenants that may adversely affect us.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  We disclaim any obligation to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Net sales for the year ended September 30, 2015 were $102.9 million compared with $118.3 million for fiscal 2014 and $136.8 million for fiscal 2013.  We reported a net loss for fiscal 2015 of $5.0 million, or $0.80 per diluted share, compared with a net loss of $5.4 million, or $0.86 per diluted share, for fiscal 2014 and net earnings of $4.0 million, or $0.69 per diluted share, for fiscal 2013.  Export and international sales for the fiscal years ended September 30, 2015, 2014 and 2013 accounted for 50%, 48% and 45% of net sales in each year, respectively.  Total assets at September 30, 2015 were $97.5 million compared to $98.3 million at September 30, 2014.

Industry Background

Food Processing Industry

Our primary market is the food processing industry where we apply our processing knowledge and application expertise to help customers improve quality, increase yield and reduce cost. Our integrated sorting, conveying and process automation systems are sold to small, medium and large-sized food processing companies for a range of specialized applications. Food processors generally experience thin profit margins and, therefore, are focused on increasing profitability and efficiency in their processing plants by improving the performance of their equipment and processing lines. In addition, food processors recognize the value of new technology and continue to demand innovative equipment that addresses food safety, quality and automation to drive productivity in their plants.

Our strategy is to offer equipment solutions that reduce reliance on manual inspection and address common food processing industry problems associated with high labor costs, workforce shortages, inadequate yields, inconsistent product quality and food safety.  In highly developed markets, including those in North America and Western Europe, the substitution of automated processes for manual labor is well underway.  Food processors in these regions typically appreciate the value of replacing manual labor with automated systems and look for systems that will help maximize yields, product quality and food safety. In developing countries, interest in automation is rising as food processors in these regions increasingly strive to compete in a global economy by improving product quality and food safety.

Within the food processing industry, the greatest opportunities for automated inspection systems have been in potatoes, vegetables and fruits where the frequency and severity of foreign material and defects is highly variable, depending on the countless factors that affect crops.  In addition, dried fruit and tree nuts are high value products and processors increasingly demand inspection and automation to increase profitability. We believe that many additional applications for our automated inspection systems exist in other food processing markets as well.

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

We also offer a comprehensive suite of products that address the dried fruit and nut market which includes optical sorters and mechanical grading systems.  Nut processors strive to produce various products (shelled or unshelled) that are free of foreign material, extraneous vegetative matter and out-of-specification nuts to maximize the value of their product.

We believe that selected areas of the food processing industry will continue to present opportunities for growth in new and existing insertion points in our core markets and other potential adjacencies.  Additionally, food processing companies are facing pressure to improve product quality and safety while maintaining or reducing prices for their own products. As a result, equipment or processing methods that can meet those objectives and offer lower production costs or increased yields have become strategically important to food manufacturers throughout the world.  We believe we are well positioned to help satisfy the needs of the food processing industry.

Cyclical and seasonal fluctuations in the potato, fruit and vegetable processing industries cause us to experience volatility of orders and shipments. Cyclicality is experienced over multiple years and is generally dependent upon economic cycles and fluctuations of capital spending levels in the food processing industry.  Typically, orders and shipments for this industry tend to be lower during our first two fiscal quarters of the year than during the second half of the fiscal year.  Other, less seasonal markets that are served by the company include snack, bakery, dairy and poultry products, as well as non-food markets.

Non-food Industries – Tobacco, Pharmaceuticals and Nutraceuticals

Processors, manufacturers and packagers in several non-food industries are interested in automated inspection systems that reduce costs, increase yields and improve product quality and safety.  Our primary non-food markets include the tobacco industry, pharmaceuticals and nutraceuticals.

The tobacco industry typically accounts for less than 5% of our net sales.  With systems that remove non-tobacco-related material from primary processing lines and threshing lines, we help tobacco processors maximize product quality.  We have an original equipment manufacturer distribution agreement with Hauni Maschinenbau AG, a leading supplier of equipment to the tobacco industry.  The agreement gives Hauni exclusive rights to market our equipment to tobacco processors worldwide, which are generally incorporated into Hauni's processing systems, and makes us the sole supplier of optical sorting equipment to Hauni for the tobacco market.

In fiscal 2015, the pharmaceutical and nutraceutical industry, which is served by our pharmaceutical product line, SYMETIX®, also represented less than 5% of our net sales.  SYMETIX’s optical inspection systems for softgels and tablets remove defects and foreign capsules and tablets from the product stream.  These systems are of interest to brand owners, product manufacturers and contract packers looking to assure product quality while reducing labor costs. We own a 15% non-controlling interest in Proditec SAS. Proditec, headquartered in Pessac, France, is a manufacturer of automated, solid dose pharmaceutical inspection systems based on machine vision technology.

Products

The following table sets forth sales by product category for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2015		2014		2013
Automated inspection systems	$37,529	36%	$55,829	47%	$59,336	43%
Process systems	37,768	37%	34,580	29%	50,729	37%
Parts and service	27,628	27%	27,849	24%	26,718	20%
Net sales	$102,925	100%	$118,258	100%	$136,783	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service.

The following table sets forth the percent of total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2015	2014	2013
Automated inspection systems	34%	48%	44%
Process systems	26%	16%	28%
Parts and service	40%	36%	28%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and remove defects and foreign material from the product stream and help processors improve quality and increase the value of their end product.  Key offers a sophisticated range of digital sorting systems that recognize color, size, shape, structural properties and chemical composition to detect the widest range of visible and invisible defects.

Depending on the needs of each application, our sorters can be designed with a combination of cameras and lasers to detect and remove a wide variety of defects and foreign material, which is an important contributor to food safety. When lasers are combined with high resolution cameras for superior shape, size, color, texture and density determination, the result is a high quality product sort. Advanced color and shape sorting can be accomplished with monochromatic or color cameras, coupled with powerful software algorithms. In addition, BioPrint® technology identifies defects and foreign material based on unique biological characteristics and achieves enhanced performance, even under high incoming defect loads, and detects invisible defects.

In September 2015, the Company introduced the all-new VERYX™ digital sorting platform. This suite of belt-fed and chute-fed sorters offers high-performance capabilities for fresh, frozen and dried vegetables and fruits, processed potato products, nuts and other products. The innovative mechanical architecture and intelligent decision-making help maintain optimal performance while minimizing operator interaction. VERYX advancements include sustained all-sided surface inspection and Pixel Fusion™ that, together with the highest resolution cameras and laser sensors available on a digital sorter, enable VERYX to achieve new levels of foreign material and product defect removal. Advanced auto-learn, self-adjusting capabilities and recipe-driven operation offer enhanced ease-of-use. Available in a range of inspection widths, VERYX will satisfy food processors with small to very large production capacity requirements. Veryx was deliberately designed as a modular, configurable, and flexible platform that will be the intelligent core of an entire suite of digital sorting solutions, able to support a broad range of applications and processing needs.

VERYX complements our belt-fed sorters, Optyx®, Tegra® and Manta®, used primarily in the fresh and frozen fruit, vegetable and potato products market segments, and our chute-fed sorters, Taurys™, Spyder®, Python and Cayman®, which are well-suited for sorting nuts, dried fruits and frozen fruits and vegetables. Our other automated inspection systems include Veo™, an optical sorter designed specifically for seed corn; VitiSort® for red wine grapes; Tobacco Sorter™ systems used in tobacco threshing and primary processing; and ADR® automatic defect removal systems used in the potato strip industry.

In November 2014, we introduced ADR 5 with CIT®, an advanced hyperspectral solution that evaluates the chemical composition of objects. CIT detects ‘sugar ends,’ an invisible defect that plagues potato processors, which the ADR then cuts from the wet potato strips, along with other defects, to recover the good product. As the first hyperspectral imaging solution for potato strips, ADR 5 with CIT permits sugar end detection to occur at a point on the production line where the defect can be removed without losing yield. CIT is a proprietary solution developed by EVK DI Kerschhaggl GmbH and Insort GmbH, which we have exclusively licensed to deploy in our products in the potato market. The new CIT hyperspectral imaging module is available as an option on new ADR 5 systems and as an in-field upgrade for installed ADR 5 systems.

In January 2015, the Company introduced Information Analytics, a suite of software capabilities embedded within our digital sorters that enables the collection, analysis and sharing of data across the food processor’s enterprise. Equipped with Information Analytics, the sorter continuously collects and stores a variety of information about the sort process and the product flowing through the sorter to drive more intelligent sorting or generate customized statistical reports. It helps food processors better manage raw materials and optimize processes upstream and downstream of the sorter in addition to improving the sorter’s accept/reject decisions.

Software-driven intelligence, such as our Sort-to-Grade™ technology for potato strip processing, continues to extend the value of sorting. Sort-to-Grade allows sorters to grade defects and length by count, accepting or rejecting each strip to control the quality of the output to a defined grade, as defined by the processor.

We also offer automated inspection equipment for solid dose pharmaceuticals and nutraceuticals through our SYMETIX pharmaceutical product line. Available in a range of sizes, VeriSym® sorting systems inspect the color, size and shape of tablets and softgels and automatically remove defects and foreign tablets or softgels from the product stream at rates of up to 1,000,000 tablets or capsules per hour.  These inspection systems help product manufacturers and contract packers assure the quality of their finished product and are designed to replace batch processing systems historically used in this industry. In August 2015, the Company introduced its Cruise Control and Counting software-driven capabilities as an option on new and installed VeriSym systems. Cruise Control regulates the throughput to optimize inspection, and the Counting tool eliminates the need for a weigh scale by enabling VeriSym to fill bulk containers to the desired count.

We have a large installed base of automated inspection systems, which we support with upgrades to extend the life of the equipment and enable customers to continue operating at peak performance as technology advances.  Upgrades often provide customers with a less capital intensive alternative to acquiring new automated inspection systems.

Process Systems

Conveying and processing equipment are utilized worldwide throughout many industries to move and process product within a production plant.  The process systems group includes standard and custom designed equipment that conveys, dewaters, transfers, distributes, aligns, feeds, meters, separates, grades, cleans, washes and polishes products. Our Smart Shaker® vibratory solutions, which include Iso-Flo®, Impulse® and Horizon™ systems, combine gentle material handling with a wide variety of processing functions in addition to vibratory conveying.  Rotary sizing and grading systems and SYMETIX equipment for pharmaceuticals and nutraceuticals, complete our conveying and processing equipment product line.

The mechanical sizing, sorting, separating and grading equipment manufactured at our facilities is used in many food processing and fresh vegetable packing operations.  These rotary sizing and grading technologies can remove oversized, undersized and small irregular-shaped pieces of product from the line or separate product into predetermined size categories.  Additionally, this equipment can remove field debris, broken pieces, seeds, juice, fines, and other targeted material.

Preparation Systems.  We design and manufacture preparation systems to prepare a wide range of food products prior to cooking, freezing, canning, or other types of processing.  Equipment in this group includes air cleaners, air coolers, vegetable metering and blending systems and bulk handling equipment.  This equipment represents our most mature product line.  Sales of these solutions over the years have formed a customer base for sales of our other solutions and are also establishing a new customer base in developing markets.  Preparation system revenues include sales of a variety of third-party supplied equipment and installation services, which are sold as components of larger, integrated processing lines, for which we have assumed turn-key sales responsibility.  In addition, we maintain an agreement with ABCO Industries to sell its thermal processing equipment through our distribution channels.

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

Parts and Service

We have a large installed base of inspection and processing systems, which generates potential business for our parts, service and training programs.  Our PROliance™ suite of support services, parts, protection plans and training solutions provides spare parts and post-sale field and telephone-based repair services to support our customers’ routine maintenance requirements and seasonal equipment startup and winterization processes.  Our field service personnel are geographically located around the world close to customers, enabling quick response time and regional technical support.  We typically provide incidental system installation support services in the sale price of select systems, principally automated inspection systems.

RemoteMD™. RemoteMD is a real-time condition monitoring and diagnostics analysis tool for G6 optical sorters - Manta, Optyx and Tegra - as well as G6 ADR systems. RemoteMD proactively monitors the condition of the customer’s system, assesses the status and alerts the customer if problems are detected. By automating detection and diagnosis, RemoteMD provides detailed information to our service technicians, which increases the first-time fix-rate, reduces in-plant service calls, speeds resolution time and enhances customer productivity. We offer three distinct levels of RemoteMD services as part of our comprehensive protection plans - SelectPRO, PlusPRO and PremierPRO.  Each of the three protection plans is sold via annual subscription.

Online Training. This program provides customers with an interactive multimedia curriculum covering selected optical inspection systems and vibratory conveyors.  The flexible, web-based program offers a wide variety of self-paced training modules designed for operators, maintenance personnel, sanitation crews, supervisors and others working with this equipment.  Our online training program includes modules that cover ADR hardware, Optyx hardware, Tegra hardware, G6 software, Iso-Flo vibratory conveyors and a variety of industry-related compliance topics.

Research and Development

At September 30, 2015, our research and development department had 46 employees who conduct new product research and development and sustaining engineering for released products.  Our technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

In fiscal 2015, our research and development expenses were approximately $9.6 million, compared to $11.6 million in fiscal 2014 and $9.6 million in fiscal 2013.

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

We manufacture certain products to Underwriters Laboratories and United States Department of Agriculture standards.  Certain of our products also comply with the Canadian Standards Association (CSA), European CE (Conformité Européene) and Electronic Testing Laboratory (ETL) safety standards.  Certain products for the pharmaceutical/nutraceutical industry are FDA 21 CFR 11-compliant and designed using GAMP4 guidelines.  Our domestic facilities were recertified to the ISO 9001:2008 standard in 2015.

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

Sales and Marketing

We market our equipment worldwide both directly and through independent sales representatives.  Sales by independent sales representatives generally account for between 20% and 30% of our annual consolidated net sales.  In the United States, we operate a sales office in Walla Walla, Washington.  Our international sales offices are: Key Technology B.V. and Visys N.V., which provide sales and service to European, Middle Eastern, Indian, and African customers; Key Technology Australia Pty Ltd., which provides sales and service to customers primarily in Australia and New Zealand; and Productos Key Mexicana S. de R.L. de C.V., which provides sales and service to customers in Mexico, and Central and South America. We have Innovation & Solution Centers in the United States in Walla Walla, Washington and Sacramento, California. Internationally, we have Innovation & Solution Centers in Beusichem, The Netherlands, Dandenong, Australia and Hasselt, Belgium. We supply equipment from both of our product groups - automated inspection systems and process systems - to customers in our primary markets through common sales and distribution channels.  In addition, we supply parts and service through our worldwide service organization.

Sales of most exports of products manufactured in the United States for shipment into international markets, other than Europe, have been denominated in U.S. dollars.  Sales of products in Europe are typically denominated in Euros.  As we expand our international operations, transactions denominated in the local currencies of those countries may increase.  In connection with our export and international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices of our products in local currencies in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding domestic and international sales is set forth in Note 17 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2015.

During fiscal 2015, 2014 and 2013, sales to McCain Foods Limited represented approximately 11%, 10%, and 11% of total net sales, respectively. During fiscal 2013, sales to ConAgra Foods, Inc. represented 11% of total net sales.  While we believe that our relationship with these customers is satisfactory, the loss of either of these customers could have a material adverse effect on our revenues and results of operations.  Each of these customers represents a group of plants under common control.  Generally, purchasing decisions for these customers are made at the individual plant level, which may diversify the concentration of risk.

Backlog

Our backlog as of September 30, 2015 and September 30, 2014 was approximately $30.7 million and $18.1 million, respectively.  We schedule production based on firm customer commitments and forecasted requirements.  We include in backlog only those customer orders for which we have accepted purchase orders, or the equivalent.

Competition

The markets for automated inspection systems and process systems are highly competitive.  We experience significant price competition across almost all our product lines.  Other important competitive factors include performance, reliability, and customer support and service.  We believe that we currently compete effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices.  Certain of our competitors may have substantially greater financial, technical, marketing and other resources.  Other companies which sell products in certain of our markets include Heat & Control, Inc. and its subsidiaries; Tomra Systems ASA and its subsidiaries, BEST N.V. and Odenberg Inc.; Sortex Ltd. (which is owned by the Buhler Group); Kiremko B.V.; Meyer Industries, Inc.; KMG Systems Ltd.; VDL Industrial Products B.V.; TNA Australia Pty. Ltd.; and BMA AG.  We have also encountered additional smaller competitors entering our markets.  As we enter new markets, we expect to encounter additional new competitors.

Intellectual Property

We currently hold 39 United States patents on various features of our products issued from 1998 through fiscal 2015, and 47 other national patents issued by other countries.  The first of these patents will expire in fiscal 2016.  Although we consider our patents to be important to our business, we believe these expirations will not have a significant effect. Of the numbers above, eight patents were issued in fiscal 2015.  As of December 4, 2015, 17 U.S. patent applications and 54 other foreign national patent applications were pending.  We have 64 registered trademarks and two pending applications for trademarks.

We also attempt to protect our trade secrets and other proprietary information through proprietary information agreements and security measures with employees, consultants and others.  The laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Employees

At September 30, 2015, we had 546 full-time employees, including 316 in manufacturing and project engineering, 46 in research and development, 135 in marketing, sales and service, and 49 in general administration and finance.  A total of 162 employees are located outside the United States.  We also use temporary contract employees, which improves our ability to adjust manpower in response to changing demand for our products.  Of the total number of employees at September 30, 2015, nine were contract employees.  None of our employees in the United States are represented by a labor union.  The employees located at our facility in Beusichem, The Netherlands are represented by the Small Metal Union.  We have never experienced a work stoppage, slowdown or strike.

Available Information

Our annual and quarterly reports and other filings with the United States Securities and Exchange Commission (SEC) are made available free of charge through the Investor Relations section of our website at www.key.net as soon as reasonably practicable after we file such material with the SEC.  The information on or that can be accessed through our website is not a part of this Annual Report on Form 10-K.

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

Adverse changes in general economic conditions may adversely affect our customers, our business and results of operations.

Our sales may be adversely affected by uncertainties and general economic conditions that may cause customers to defer or cancel new orders and sales commitments previously made. Uncertainty about the relative strength of the economy in the United States and other important markets may be sufficient reason for customers to delay, defer or cancel purchase decisions, including decisions previously made. Economic difficulties in the United States and certain international markets could cause a decrease in the overall demand for our products.

Deterioration of national and global economic conditions could, among other things:

•	impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non-performance by suppliers;

•	adversely affect our ability to fund new product development necessary to meet future customer requirements;

•
negatively affect global demand for our customers' products, particularly in the food industry, which could result in a reduction of sales, underutilization of our production facilities, and a reduction in operating income and cash flows;

•	adversely affect our expansion plans, including possible acquisitions;

•	negatively affect our customers' ability to obtain financing, which could result in a reduction in sales, operating income and cash flows;

•	negatively affect our return on cash and cash equivalents;

•	make it more difficult or costly for us to obtain financing for our operations or investments;

•	negatively affect the results of our risk management activities if we are required to record losses related to financial instruments or experience counterparty failure;

•	result in charges for excess or obsolete inventory or require other asset write-downs; or

•	impair the financial viability of our insurers.

The ongoing uncertainty in the global economy may adversely affect our operating results.

We may be affected by the continuing uncertainties associated with certain countries in the European Union and the austerity measures being implemented or contemplated.  If global economic and market conditions, or economic, political and financial market conditions in Europe, the United States or other key markets, remain uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their capital expenditures, which may adversely affect our sales, cash flows and results of operations.  Furthermore, our customers may experience increased difficulty in obtaining credit to finance purchases of our products.  In addition, these conditions may affect the ability of our suppliers to provide goods and materials to us on a consistent and timely basis which may adversely affect our operations.

Variable economic conditions in the food processing industry, either globally or regionally, may adversely affect our sales.

The markets we serve, particularly in the food processing industry, are generally experiencing variable economic conditions. Additionally, varying consumer demand due to economic conditions, or dietary trends, product supply, and excess plant capacity, most notably in the potato market, could result in reduced or deferred capital equipment purchases for our product lines. A significant portion of our food processing customer base operates on relatively low margins and consequently can be quickly affected by adverse economic conditions, resulting in a decline in purchases from us. Loss of business, particularly in the potato industry, would have a negative effect on our net sales and net earnings.

Significant investments in unsuccessful research and development efforts could materially adversely affect our business.

Product development in our industry is a complex, time-consuming and costly process involving significant investment in research and development with no assurance of return on investment. If we fail to accurately predict and meet future customer needs and preferences, fail to incorporate industry-leading technologies in our products, or fail to allocate our research and development funding to products with higher customer acceptance and growth prospects, we may find we have invested heavily in the development of products that do not lead to significant revenue for a number of years, if at all. Failure to successfully develop new products may also cause existing or potential customers to choose competitors' products. Even if we successfully develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may be reduced. Moreover, new products may not generate the gross margins that we anticipate.

Our existing and new products may not compete successfully in either current or new markets, which could result in the loss of market share and a decrease in our sales and profits.

Our future success and growth is dependent upon our ability to develop, manufacture, market, and sell products and services in certain food processing markets as well as to introduce new products into other existing and potential markets. There is no assurance that we will be able to introduce new products in accordance with our anticipated release dates or that new products will achieve market acceptance. The ultimate commercial success of a product depends upon various factors, many of which are not under our control. Customers have become increasingly concerned about their return on investment, energy conservation, sanitation and food safety, and market solutions need to be cognizant of these considerations. There can be no assurance that we can successfully and profitably penetrate these potential markets or expand into new international markets with our current or future products. In addition, new product introductions and enhancements of existing products may reduce demand for our existing products or delay purchases by customers awaiting arrival of our new products. As new or enhanced products are introduced, we must successfully manage the transition from existing products. Difficulties that arise in managing the transition from our older products to our new or enhanced products could result in additional costs and deferred or lost revenue. There are also inherent risks in developing new technologies, entering new markets, and expanding in our existing markets including:

•	length of time and cost for development of these technologies and markets;

•	development of the technological capability to address the requirements and performance specifications of new and existing markets;

•	our ability to obtain new technology from third parties when we cannot cost-effectively develop these technologies ourselves;

•	our ability to manufacture our products in various geographies, which may affect our success in certain emerging markets;

•	our ability to design products for ease of manufacturability and service;

•	our ability to design and manufacture products for configurability, modularity and cost-effectiveness;

•	our ability to manufacture and sell our new products at sustainable gross margins;

•	product reliability issues related to both new technology and adaptation of existing products to operate in new or rugged operating environments at customer sites;

•	design or manufacturing flaws that may lead to increased product liability or warranty claims; and

•	failure to meet performance specifications, which could damage our profitability and the reputation of our products.

The loss of any of our significant customers could reduce our sales and profitability.

We have significant, strategic customers and we anticipate that our operating results may continue to depend on these customers for the foreseeable future. The loss of any one of those customers, or a significant decrease in the volume of products they purchase from us, could adversely affect our sales and materially adversely affect our profitability. Any difficulty in collecting outstanding amounts due from one of those customers may also harm our operating results. In addition, sales to any particular large customer may fluctuate significantly from quarter to quarter, causing fluctuations in our quarterly operating results.

Competition may result in lower sales and prices for our products and services.

We face aggressive pricing by our competitors, particularly in periods of excess capacity. Consolidation among our primary competitors may provide these competitors with greater resources than we have and allow these competitors to compete more effectively on price. We may not be able to compete successfully in the future and our investments in research and development, sales and marketing may be insufficient to enable us to maintain our competitive advantage. Competitive pressure has in the past and may in the future lead to price erosion that could have a material adverse effect on our gross margins and operating results.

Consolidation by our competitors could increase competition in the food processing equipment industry, and consolidation by our food processing industry customers could increase their purchasing power, which both could reduce our sales and profitability.

The food processing equipment industry has experienced recent consolidation. Consolidation by our competitors may enhance their production capacity, technological abilities, broaden their product lines and resources, and lower their cost structure and prices, causing us to be at a competitive disadvantage. Consolidation by our customers could adversely affect capital spending levels which could reduce the volume of products they purchase from us. In addition, certain large customers may exert purchasing power over their vendors and insist on discount pricing or require a higher level of post-sale support, which may lower our gross margin percentage. Our ability to respond effectively to any of these changing market conditions could result in significant price erosion, reduced revenue, lower margins, and loss of market share, any of which could adversely affect our net earnings.

Customer sourcing initiatives and purchasing power may adversely affect our new equipment and aftermarket sales, and result in reduced gross margins.

Many large companies, including our customers and prospective customers, have undertaken supply chain integration focused primarily on cost savings. In addition, because of their purchasing power, our larger customers can influence suppliers to compete on price terms. If we are not able to offset resulting price reductions by improving operating efficiencies and reducing expenses, such price reductions may have an adverse effect on our profit margins and net earnings.

Our sales and profits may vary widely from quarter to quarter and year to year due to the timing and size of major orders.

The length of our sales cycle and the timing of our significant orders depend on a number of factors over which we may have little or no control, including the size and complexity of a potential order, the level of competition that we encounter in our sales activities, and our current and potential customers' internal budgeting and approval process. In addition, the industries we serve, particularly the potato market, have buying patterns that vary greatly between fiscal years. As a result, we may expend significant effort and resources over a long period of time in an attempt to obtain an order, but ultimately not obtain the order, or the order ultimately received may be smaller than anticipated. In addition, if the timing of these orders is delayed from one quarter to the next or from one year to the next, we may also experience fluctuations in our quarterly and annual sales and operating results. Our orders from different customers vary from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower orders in subsequent quarters. Due to the resulting fluctuations, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. These fluctuations in orders will result in fluctuations in our annual operating results. Additionally, operating margins may be adversely affected by a reduction in sales or changes in product mix, and we may not be able to reduce our costs in a timely manner to adjust for the difference between actual and forecasted sales.

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

In addition, in the event of severe weather conditions, climate change, geological events or other natural disasters that negatively affect the production of growers, such as prolonged droughts, serious floods or earthquakes, and crop diseases, the food processing industry may not invest in a particular year or years in new equipment in the affected locations. As a result, our sales, results of operations and cash flows could be materially adversely affected.

The failure of our independent sales representatives to perform as expected would harm our net sales.

Sales by independent sales representatives generally account for between 20% and 30% of our consolidated net sales. If our independent sales representatives fail to market, promote and sell our products adequately, our business will be adversely affected. Our independent sales representatives could reduce or discontinue sales of our products, sell competitors' product lines, or they may not devote adequate resources to selling our products in the volumes and within the time frames that we expect, any of which could adversely affect our sales and net earnings. In addition, our reliance on independent sales representatives may reduce our visibility into demand and pricing issues.

Our international operations subject us to a number of risks that could adversely affect our sales, operating results and growth.

We conduct business outside the United States, which subjects us to the risks inherent in international operations. In fiscal 2015, our international sales represented approximately 50% of our consolidated net sales, compared to approximately 48% of our consolidated net sales in fiscal 2014. Risks inherent in international operations include the following:

•	unexpected changes in regulatory and certification requirements;

•
restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas, customs duties and tariffs, or trade barriers erected by either the United States or other countries where we do business);

•	currency restrictions and exchange rate fluctuations;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes;

•	changes in import or export licensing requirements;

•	longer payment cycles;

•	transportation delays due to port shutdowns, capacity overloads, varying customs requirements and other factors beyond our control;

•	competitive pricing that we may experience internationally;

•	challenges in implementing cost effective operating and manufacturing strategies in varied geographic regions;

•	challenges in meeting customer requirements in different operating environments;

•	challenges in meeting customer needs in different regions due to regional differences in products and processes;

•	inability to globalize solutions for our global customers;

•	economic downturns, civil disturbances or political instability;

•	geopolitical turmoil, including terrorism or war;

•	difficulties and costs of staffing and managing geographically disparate operations;

•	more stringent employment regulations and local labor conditions;

•	laws and business practices favoring local companies;

•	limitations on our ability under local law to protect our intellectual property;

•	changes in domestic and foreign tax rates and laws; and

•	difficulty in obtaining sales representatives and servicing products in foreign countries, which may adversely affect sales in those countries.

The occurrence of any of the above risks could adversely affect our sales, operating results, reputation and growth prospects.

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

We have made, or may in the future make, acquisitions of businesses, or enter into distribution agreements or similar business relationships that offer products, services, or technologies that we believe would complement our business. These changes in our business present significant challenges and risks and there can be no assurances that we will manage these changes successfully. These changes in our business involve numerous risks, including:

•	significant potential expenditures of cash, stock, and management resources;

•	difficulty achieving the potential financial and strategic benefits of the acquisition or business relationship;

•	difficulties in integrating acquired operations or products, including the potential loss of key employees from the acquired business;

•	difficulties of integrating different technologies into products and markets due to technological challenges;

•	diversion of management's attention from our core business, including loss of management's focus on marketplace development;

•	assumption of product liabilities, including warranty costs, for third-party products;

•	increased costs due to required minimum purchase levels and commitments for payments to third parties;

•	difficulties and costs associated with evaluating and integrating the information systems and internal control systems of the acquired business;

•	reduction in our future operating results from amortization of intangible assets and possible future impairment of assets related to goodwill and other intangible assets resulting from an acquisition;

•	adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers and customers of the acquired business;

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

Fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our results of operations and financial position.

We are exposed to foreign currency exchange rate fluctuations because a portion of our sales, expenses, assets and liabilities are denominated in foreign currencies. Changes in the value of foreign currencies affect our results of operations and financial position. With respect to international sales denominated in U.S. dollars, a decrease in the value of foreign currencies relative to the U.S. dollar would make our products less price competitive. We attempt to manage certain effects of foreign currency fluctuations by entering into short-term forward exchange contracts in situations where it is both possible and practical. These contracts are designed to minimize specific foreign currency gains or losses, as the gains or losses on the derivative are intended to offset the losses or gains on the underlying exposure. However, these contracts do not cover our full exposure and, additionally, there is no guarantee that these forward contracts will protect against the foreign exchange fluctuations in the underlying exposure. Accordingly, we could experience foreign currency gains or losses that could have a material effect on our operating results.

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

Our growth strategy includes expansion into new product and geographic markets, complex projects and applications, and integrated product offerings to provide turnkey solutions to customers. As a result, we may encounter new types of competition and be required to develop new sales channels. Development of such markets and turnkey solutions is likely to require sustained investment, increase our cost of sales, reduce our gross margins to the extent products purchased from others are integrated into our product offerings, reduce margins due to competition or market conditions, and result in overall reduced profitability. We are also likely to encounter technical challenges and increased costs related to the integration of products from multiple vendors, acquisition and integration of intellectual property from multiple vendors, adaptation and installation of products in larger and more complex plants, ensuring product performance in more difficult operating environments, and meeting unfamiliar customer requirements and performance specifications. Despite rigorous testing and quality processes, newly developed or enhanced products or solutions may encounter challenges during or after their initial introduction or installation. We may also encounter increased warranty costs, performance issues and liability risks from products we sell but do not manufacture.

The failure of our suppliers to deliver quality products in a timely manner or our inability to obtain components for our products could adversely affect our operating results.

In certain instances, we depend on original equipment manufacturers and other suppliers of components, including intellectual property, included in our products for the timely delivery of our integrated turnkey products. As we develop new products and solutions, we may become more dependent on original equipment manufacturers in the future. Such suppliers may experience problems beyond our control, which may disrupt our ability to deliver our products to our customers and damage our relationships with current and future customers. These risks may include varying lead times, supplier capacity, delayed shipments, and quality control problems. In addition, supplier pricing may change and be higher than anticipated. As a result of these and other factors, our sales and profit margins may be adversely affected.

Our dependence on certain suppliers may leave us temporarily without adequate access to raw materials, intellectual property or products.

We rely on third-party domestic and foreign suppliers for certain raw materials. Several of these suppliers are the single source of the raw material or supply products that are the intellectual property of the supplier. As we develop new and more technologically advanced products, our reliance on single source providers or their intellectual property may increase. We do not have long-term contracts with any supplier. We may be adversely affected in the event that these suppliers cease operations, cease doing business with us or if pricing terms become less favorable. The loss of a key vendor may force us to purchase our necessary raw materials and components in the open market, which may not be possible or may be at higher prices, until we could secure another source. There is no assurance that the terms of any subsequent supply arrangements we may enter into would be as favorable as the supply arrangements we currently have in place. If we are unable to replace a key supplier, we may face delays in delivering finished products, which could have an adverse effect on our sales, financial performance and reputation.

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

Our products may suffer from defects leading to warranty claims.

We include complex system designs and components in our products that may contain defects, particularly when we incorporate new technology into our products or release new versions. If any of our products are defective, we might be required to redesign those products or pay substantial warranty claims. Such an event could result in significant expenses, including expenses arising from re-engineering and warranty claims, disrupt sales and affect our reputation and that of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Information security breaches or business system disruptions may adversely affect our business.

We rely on our information technology infrastructure and management information systems to effectively run our business. We may be subject to information security breaches caused by illegal hacking, computer viruses, or acts of vandalism or terrorism. Our security measures may not detect or prevent such breaches. Any such compromise to our information security could result in a misappropriation of our cash or other assets, an interruption in our operations, the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and operating results. Any disruption occurring with our management information systems may cause significant business disruption, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results.

Our potential inability to attract and retain experienced management and other key personnel, or the loss of key management personnel, may adversely affect our business and prospects for growth.

Our success depends in part on the skills and experience of our executives and key employees. The loss of services of such employees could adversely affect our business until suitable replacements can be found. In addition, our corporate headquarters is located in Walla Walla, Washington, a small, relatively remote geographic location. We also have facilities in Beusichem, The Netherlands and Hasselt, Belgium which are also in small, relatively remote geographic locations. As such, there may be a limited number of individuals locally with the requisite skill and experience, and we have from time-to-time experienced difficulty recruiting individuals from larger metropolitan areas. The seasonal and cyclical nature of our business may also adversely affect our ability to attract suitable replacements.

Consequently, we may not be able to attract and retain a sufficient number of qualified individuals on acceptable terms to maintain our business or achieve planned growth. Our success also depends, to a significant degree, upon the continued individual and collective contributions of our management team. A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers. These individuals are integral to our success based on their expertise and knowledge of our business and products. The loss of the services of members of the management team and other key employees for any reason could have a material adverse effect on our business.

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

Certain of our financing agreements require us to comply with various restrictive covenants and contain financial covenants that require us to comply with specified financial ratios and tests if certain conditions are met. Our failure to meet these covenants could result in default under these agreements. In the event of default and our inability to obtain a waiver of the default, all amounts outstanding under the loan agreements could be declared immediately due and payable and we would lose the ability to provide customers standby letters of credit and lose our ability to utilize short-term credit facilities. As a result, the failure to comply with these covenants could adversely affect our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own or lease the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	173,000	Owned	n/a	n/a
Walla Walla, Washington	Customer Visitor Center, equipment demonstration facility	31,500	Leased	2020	One five-year renewal period
Redmond, Oregon	Manufacturing, research and development, sales, administration	19,000	Leased	2022	Two five-year renewal periods
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2020	Five years
Beusichem, The Netherlands	Warehouse	11,000	Leased	2020	Five years
Hasselt, Belgium	Manufacturing, sales and marketing, research and development, administration	19,500	Leased	2016	Three years

We also lease office space for sales and service and other activities in Walla Walla, Washington; Sacramento, California; Dingley, Australia; Querétaro, Mexico; and Rotselaar and Hasselt, Belgium.

We consider all of our properties suitable for the purposes for which they are used.

ITEM 3.	LEGAL PROCEEDINGS.

 From time-to-time, we may be named as a defendant in legal proceedings arising out of the normal course of our business. Currently, we are not a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Shares of our common stock are quoted on The NASDAQ Global Market under the symbol “KTEC”.  The following table shows the high and low sales prices per share of our common stock, as reported on NASDAQ, by quarter for the two most recent fiscal years ending September 30, 2015:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2015
First Quarter	$14.10	$12.25
Second Quarter	$13.41	$12.42
Third Quarter	$13.30	$12.55
Fourth Quarter	$13.16	$10.72

Fiscal year ended September 30, 2014
First Quarter	$15.40	$13.56
Second Quarter	$14.74	$10.75
Third Quarter	$14.70	$11.50
Fourth Quarter	$13.25	$11.95

We had approximately 1,367 beneficial owners of our common stock, of which 128 are of record, as of December 4, 2015.

We have not historically paid dividends on our common stock.  The board of directors presently intends to continue its policy of retaining earnings for reinvestment in our operations.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us or on our behalf during the quarter ended September 30, 2015 of equity securities registered by us under Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2015	377	$12.70	—
August 1-31, 2015	109	12.03	—
September 1-30, 2015	—	—	—
Total	486	$12.55	—	429,202 (2)

(1)	Includes shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under our employee stock incentive plans. The shares were subsequently canceled.

(2)
We initiated a new stock repurchase program effective May 30, 2012.  We were authorized to purchase up to 500,000 shares of our common stock under the program.   The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by us and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC., THE RUSSELL MICROCAP INDEX, AND PEER GROUP

	2010	2011	2012	2013	2014	2015

Key Technology, Inc.	$100.00	$87.46	$74.92	$106.81	$102.48	$91.02
Russell Microcap Index	100.00	95.17	129.67	171.33	176.09	179.00
Peer Group	100.00	99.86	101.65	157.26	169.10	162.48

PEER GROUP: Cognex Corporation, Perceptron, Inc., Flir Systems, Inc., John Bean Technologies Corporation, Tomra Systems, Inc., Isra Vision AG.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2015 has been derived from our audited consolidated financial statements.  The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto as provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

		Fiscal Year Ended September 30,
		2015	2014	2013	2012	2011
		(in thousands, except per share data)
	Statement of Operations Data:
	Net sales	$102,925	$118,258	$136,783	$115,174	$116,328
	Cost of sales	74,111	83,961	90,739	79,339	78,531
	Gross profit	28,814	34,297	46,044	35,835	37,797
	Operating expenses	36,185	42,309	40,213	34,867	35,310
	Gain (loss) on disposition of assets	13	7	42	(15)	4
	Income (loss) from operations	(7,358)	(8,005)	5,873	953	2,491
	Other income (expense)	(621)	(242)	(460)	(359)	(542)
	Earnings (loss) from continuing operations before income taxes	(7,979)	(8,247)	5,413	594	1,949
	Income tax (benefit) expense	(2,960)	(2,834)	1,402	145	495
	Net earnings (loss)	$(5,019)	$(5,413)	$4,011	$449	$1,454
Earnings (loss) per share	– basic	$(0.80)	$(0.86)	$0.69	$0.08	$0.27
	– diluted	$(0.80)	$(0.86)	$0.69	$0.08	$0.27
	Cash dividends per share	$—	$—	$—	$—	$—
Shares used in per share calculation	– basic	6,295	6,295	5,836	5,390	5,311
	– diluted	6,295	6,295	5,855	5,399	5,329
	Balance Sheet Data:
	Cash and cash equivalents and short-term investments	$7,726	$9,741	$17,601	$23,755	$28,754
	Working capital	34,831	38,203	42,338	44,136	42,484
	Property, plant and equipment, net	14,799	16,652	17,259	18,370	19,433
	Total assets	97,546	98,345	114,624	86,354	94,405
	Current portion of long-term debt	705	804	871	364	345
	Long-term debt, less current portion	5,149	4,733	5,612	4,833	5,197
	Shareholders' equity	62,737	68,168	73,125	59,430	58,774

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We and our wholly-owned subsidiaries design, manufacture and sell process automation systems integrating electro-optical inspection, sorting and process systems. We manufacture products in Walla Walla, Washington; Redmond, Oregon; Beusichem, The Netherlands; and Hasselt, Belgium.

Overview

Sales decreased $15.3 million, or 13.0%, to $102.9 million for the year ended September 30, 2015 compared with $118.3 million for fiscal 2014, while orders increased $4.3 million, or 3.9%, in fiscal 2015 compared with fiscal 2014.  We reported a net loss for fiscal 2015 of $5.0 million, or $0.80 per diluted share, compared with a net loss of $5.4 million, or $0.86 per diluted share, for fiscal 2014.  The net loss decreased in fiscal 2015 compared to fiscal 2014 as a result of lower operating expenses of $36.2 million, or 35.2% of net sales, compared to $42.3 million, or 35.8% of net sales, for fiscal 2014 offset by a $5.5 million decrease in gross profit as compared to fiscal 2014.  The decrease in gross margins to 28.0% in fiscal 2015 from 29.0% in fiscal 2014 reflects unfavorable changes in the product mix.  Operating expenses decreased $6.1 million, or 14.5%, in fiscal 2015 as compared to fiscal 2014 due to the effect of cost reduction initiatives implemented in fiscal 2014 and 2015, and lower research and development project expenses.

Orders for fiscal 2015 were $114.8 million as compared to $110.5 million in the prior year. Orders were up most significantly in the potato market, offset by decreases in processed fruits and vegetables and nuts and dried fruits. Orders for automated inspection systems decreased 12%, process system orders increased 33%, and parts and service orders decreased 1% in fiscal 2015 compared to the prior fiscal year. One of our objectives has been to grow market share in the EMEIA region and through comprehensive analysis, we are gaining an in-depth understanding of the diverse market needs of the EMEIA region. This analysis, combined with the introduction of our new solutions and our strong focus on strategic customer relationships is positioning us well for penetrating high-potential opportunities in this region. In fiscal 2015, the company achieved record order levels in this region with many important strategic wins in all of our core markets. Orders in Euros in this region for fiscal 2015 were 32% higher than the total orders received for the same period in the prior year.

While we achieved record results in EMEIA in fiscal 2015, business in North America has remained very sluggish for the second year in a row due to several factors, including abnormally high capital investments by our customers in prior years, a shift in current capital investment to other geographies and other areas of the manufacturing process, the drought in California, and foreign exchange rates. Despite the slower than normal business level in our core markets in North America, we have continued to build and enrich our customer relationships in this region. We strongly believe that these relationships, along with our new solutions and platforms, will position us well for future opportunities as they arise in North America.

In September 2015, we introduced our new sorting platform, VERYX™. VERYX is the result of a concentrated, two-year development effort and a significant investment to bring leading technology solutions to the market. A primary component of our overall strategic plan has been to invest in the development and introduction of new, innovative platforms and solutions. We anticipate that our new platforms and solutions will enable us to drive a more stable revenue growth stream in two ways: by strengthening our position in existing market insertion points that will increase our core market share in all geographic regions, and by penetrating new market insertion points with customers in our core and high-potential adjacent market applications. Initially, VERYX will be available to customers in specific applications within our core markets, with shipments anticipated to begin in the spring of 2016. We would not expect the Company to experience a meaningful increase in revenues and orders related to Veryx until sometime during fiscal 2017.

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

Revenue Recognition.  We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been provided, the sale price is fixed or determinable, and collectability is reasonably assured.  Additionally, we sell our goods on terms that transfer title and risk of loss at a specified location, typically shipping point, port of loading or port of discharge, depending on the final destination of the goods.  Accordingly, revenue recognition from product sales occurs when all criteria are met, including transfer of title and risk of loss, which occurs either upon shipment by us or upon receipt by customers at the location specified in the terms of sale.  Sales of system upgrades are recognized as revenue upon completion of the conversion of the customer’s existing system when this conversion occurs at the customer site.  Revenue earned from services (maintenance, installation support, and repairs) is recognized ratably over the contractual period or as the services are performed.  If any contract provides for both equipment and services (multiple deliverables), the sales price is allocated to the various elements based on the relative selling price.  Each element is then evaluated for revenue recognition based on the previously described criteria.  We typically have a very limited number of contracts with multiple deliverables and they are not material to the financial statements.  Our sales arrangements provide for no other significant post-shipment obligations.

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At September 30, 2015, we had invoiced $1.9 million, compared to $1.9 million at September 30, 2014, for which we have not recognized revenue.

Allowances for doubtful accounts.  We have established allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by using an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each using Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of September 30, 2015, the balance sheet included allowances for doubtful accounts of $261,000 as compared to $415,000 at September 30, 2014.  Amounts charged to bad debt expense for fiscal 2015 and 2014 were $23,000 and $163,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2015 and 2014 were $147,000 and $30,000, respectively.  If we were to experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, using just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by using inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2015, cumulative inventory adjustments to lower of cost or market totaled $4.2 million compared to $4.0 million as of September 30, 2014.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2015 and 2014 were $1.0 million and $1.5 million, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $679,000 and $986,000 for fiscal 2015 and 2014, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2015, we held $32.4 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of September 30, 2015, the balance sheet included warranty reserves of $2.3 million, while $3.6 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $2.2 million as of September 30, 2014 and warranty charges of $3.7 million for the fiscal year then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2015, we had valuation reserves of approximately $131,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods. During fiscal 2015, our valuation reserves were reduced by $54,000 due to the expiration of capital loss carryforwards. During fiscal 2014, we recorded net additional valuation reserves of $5,000 related to capital loss carry forwards. In addition, we reversed offsetting amounts of approximately $46,000 of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to the utilization of net operating loss carry forwards in Europe in fiscal 2014. As these amounts were offsetting, these charges had no effect on net earnings. During fiscal 2013, we recorded net additional valuation reserves of $2,000 related to capital loss carryforwards and $3,000 as part of the acquisition of Visys related to net operating loss carryforwards. In addition, we reversed offsetting amounts of approximately $135,000 of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to the utilization of net operating loss carryforwards in Europe in fiscal 2013. As these were offsetting amounts, these changes had no effect on net earnings.  There were no other material valuation allowances at September 30, 2015 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to use these assets.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  At September 30, 2015, we had reserves of $93,000 for estimated tax exposures.  During fiscal 2015 and 2014, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

During fiscal 2015, the research and development tax credit was renewed for a one-year period retroactive to January 1, 2014. In fiscal 2015, income tax expense was reduced by approximately $305,000 for additional research and development tax credits related to expenditures incurred during fiscal 2014 due to these changes in tax law that were enacted during the first quarter of 2015 to retroactively renew these tax credits. The research and development tax credit expired December 31, 2014. In fiscal 2013, the existing research and development tax credit was retroactively renewed and extended to December 31, 2013.  Due to this change in tax law, the Company recorded approximately $192,000 of additional research and development credits in fiscal 2013 related to research and development expenditures incurred during fiscal 2012.

Recent Accounting Pronouncements Not Yet Adopted—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein.

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). The previous standard required entities to measure inventory at the lower of cost or market, with market defined as net realizable value or replacement cost. ASU 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company is evaluating the impact of this update, but does not anticipate that it will have a material effect on its financial statements.

Comparison of Fiscal 2015 to Fiscal 2014
	Fiscal Year Ended September 30,
	2015	2014	Change $	Change %
	(in thousands)
Statement of Operations Data
Net sales	$102,925	$118,258	$(15,333)	(13.0)
Gross profit	28,814	34,297	(5,483)	(16.0)
Operating Expenses:
Sales and marketing	17,037	18,721	(1,684)	(9.0)
Research and development	9,560	11,564	(2,004)	(17.3)
General and administrative	8,104	10,286	(2,182)	(21.2)
Amortization	1,484	1,738	(254)	(14.6)
Total operating expense	36,185	42,309	(6,124)	(14.5)
Gain (loss) on disposition of assets	13	7	6	85.7
Income (loss) from operations	(7,358)	(8,005)	647	(8.1)
Other income (expense)	(621)	(242)	(379)	156.6
Income tax expense (benefit)	(2,960)	(2,834)	(126)	4.4
Net earnings (loss)	$(5,019)	$(5,413)	$394	(7.3)
Balance Sheet Data
Cash and cash equivalents	$7,726	$9,741	$(2,015)	(20.7)
Accounts receivable	14,836	12,557	2,279	18.1
Inventories	31,297	26,673	4,624	17.3
Other Data (unaudited)
Orders for year ended September 30	114,758	110,469	4,289	3.9
Backlog at fiscal year end	30,746	18,075	12,671	70.1

Results of Operations

Fiscal 2015 compared to Fiscal 2014

Net sales for the year ended September 30, 2015 were $102.9 million, a 13% decrease from the $118.3 million reported for fiscal 2014. International sales for fiscal 2015 were 50% of net sales and 48% in the corresponding prior year. The decrease in net sales occurred most significantly in North America.  Sales in our automated inspection systems product line decreased $18.3 million, or 33%, to $37.5 million in fiscal 2015, accounting for 36% of total revenues, compared to $55.8 million in fiscal 2014, or 47% of total revenues. The decrease in automated inspection system sales was principally in the processed fruit and vegetable market, as well as the nuts and dried fruit and belt-fed products for the seed corn markets, offset by an increase in the pharmaceutical market. The decrease in automated inspection system sales was across most of our product lines. These decreases were caused by several factors, including abnormally high capital investments by our customers in prior years, a shift in current capital investment to other geographies and other areas of the manufacturing process, the drought in California, and foreign exchange rates.  Process systems sales in fiscal 2015 were $37.8 million, a 9% increase from the $34.6 million reported for fiscal 2014.  Sales of process systems accounted for 37% of total revenues in fiscal 2015 compared to 29% in fiscal 2014.  The increase in process systems sales was across most process system equipment product lines. Parts and service sales decreased over the prior year by $0.2 million, or 1%, to $27.6 million compared to $27.8 million in fiscal 2014.  Parts and service sales represented 27% of sales in fiscal 2015 and 24% in fiscal 2014.

Orders increased 4%, or $4.3 million, to $114.8 million in fiscal 2015 from the $110.5 million of new orders received in fiscal 2014.  Backlog at September 30, 2015 increased 70% to $30.7 million compared to the $18.1 million reported at the end of fiscal 2014. The increase in orders was primarily in the Europe and Asia-Pacific regions, partially offset by decreases in North America. Orders increased most significantly in the potato market, and to a lesser degree in the pharmaceutical and tobacco markets. These increases were partially offset by decreases in the processed fruit and vegetable and nuts and dried fruit markets.  The order mix for the more recent year changed from fiscal 2014.  For fiscal 2015, automated inspection systems orders decreased by $6.1 million, or 12%, representing 38% of order volume in fiscal 2015 compared to 45% in the prior year. This decrease occurred in almost all automated product inspection lines, but primarily for belt-fed products.  Orders for process systems increased by $10.6 million, or 33%, and represented 38% of order volume in fiscal 2015 compared to 29% in the prior year.  The increase in orders for process systems occurred across most process system product lines. Parts and service orders decreased from the prior year by $0.2 million, or 1%, and represented 24% and 25% of orders in fiscal 2015 and fiscal 2014, respectively.

Automated inspection systems backlog was up $6.8 million, or 77%, to $15.5 million at the end of fiscal 2015 compared to $8.8 million at the same time a year ago. The backlog for automatic inspection systems increased primarily in the belt-fed product lines. Backlog for process systems was up $5.6 million, or 76%, to $13.0 million at the end of fiscal 2015 compared to $7.4 million at the same time a year ago. The increase in the backlog for process systems was across most process systems product lines. Backlog by product line at September 30, 2015 was 51% automated inspection systems, 42% process systems, and 7% parts and service, compared to 49% automated inspection systems, 41% process systems, and 10% parts and service at September 30, 2014.

Gross profit decreased to $28.8 million for fiscal 2015 compared to $34.3 million in fiscal 2014, or 28.0% and 29.0% of net sales, respectively.  The principal reasons for the decrease in the gross profit margin percentage was a less favorable product mix.

Cost savings from workforce reductions implemented in the third quarter of fiscal 2014 and the second quarter of fiscal 2015, as well as reductions in our research and development expenses, were the main contributors to the lower operating expense levels in fiscal 2015.

Sales and marketing expense in fiscal 2015 decreased to $17.0 million compared to $18.7 million spent in fiscal 2014.  As a percentage of sales, sales and marketing expense increased to 16.6% of sales in fiscal 2015 from 15.8% of sales in fiscal 2014.  The primary reason for the sales and marketing expense decrease in spending was due to lower commissions related to the decrease in net sales and the result of cost reduction initiatives.

Research and development expense decreased $2.0 million to $9.6 million, or 9.3% of sales, in fiscal 2015 from $11.6 million, or 9.8% of sales, in fiscal 2014, due to lower spending on research and development projects.

General and administrative expense in fiscal 2015 was $8.1 million or 7.9% of sales for the year, compared to $10.3 million or 8.7% of sales for fiscal 2014.  The primary reason for the decrease in spending was the result of cost reduction initiatives.

Other income and expense was an expense of $621,000 for fiscal 2015 compared to $242,000 of expense for fiscal 2014.  In fiscal 2015, we recognized foreign exchange losses of $155,000, net of the effects of forward contracts settled during the year, compared with exchange gains of $105,000 in fiscal 2014. Other income and expense was also unfavorably impacted by higher bank charges and unfavorable changes in the fair market value of derivatives.

The effective tax rate for the Company was a tax benefit rate of 37.1% in fiscal 2015 compared to a tax benefit rate of 34.4% in fiscal 2014. The effective tax rate for fiscal 2015 was affected by the research and development credits recorded in fiscal 2015, including $305,000 of additional research and development tax credits related to fiscal 2014 recorded in fiscal 2015 due to changes in tax law during fiscal 2015 to retroactively renew the research and development tax credit.

The net loss in fiscal 2015 was $5.0 million, or $0.80 per diluted share, compared to a net loss of $5.4 million, or $0.86 per diluted share, in fiscal 2014.  The principal reasons for the decrease in the net loss for fiscal 2015 compared to fiscal 2014 were lower operating expenses due to cost reduction efforts which were partially offset by lower net sales and related lower gross profit. The Company expects to return to profitability in fiscal 2016.

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

Research and development expense increased $1.9 million to $11.6 million, or 9.8% of sales, in fiscal 2014 from $9.6 million, or 7.1% of sales, in fiscal 2013.  In fiscal 2014, there was an increase in expenses related to developing new technology solutions, as well as the inclusion of the research and development expense of Visys for the entire fiscal year.

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

Liquidity and Capital Resources

Fiscal 2015

For fiscal 2015, net cash decreased by $2.0 million to $7.7 million on September 30, 2015 from $9.7 million on September 30, 2014.  Cash used in operating activities was $48,000 during fiscal 2015.  Investing activities consumed $2.1 million of cash.  Financing activities provided $261,000 of cash.

Cash used in operating activities during fiscal 2015 was $48,000.  For fiscal 2015, the net loss was $5.0 million.  Non-cash items included in the net loss for fiscal 2015, such as depreciation, amortization and share-based compensation, were approximately $4.5 million.  In fiscal 2015, changes in non-cash working capital provided $0.5 million of cash in operating activities. The major changes in current assets and liabilities providing cash during fiscal 2015 were an increase in accounts payable of $4.9 million due to the timing of purchases and related payments, decreases in income tax receivables of $2.8 million due to tax refunds received from net operating loss carry backs and increases of $1.2 million in customer deposits related to the timing of orders and collection. These provisions of cash were offset by uses of cash from a $5.7 million increase in inventories related to the increased backlog and increases on accounts receivable of $2.8 million due to the timing of shipments and related collections.

For fiscal 2014, $3.7 million of cash was used by operating activities, composed of net loss of $5.4 million; non-cash items such as depreciation, amortization and share-based compensation included in net earnings were $6.8 million; and changes in non-cash working capital of $5.1 million. The primary changes in fiscal 2015 as compared to fiscal 2014 were lower net loss and decreases in cash used for working capital for items such as payroll and accrued incentives, the timing of tax payments and deductions, higher customer deposits and increases in accounts payable, partially offset by increased inventory and increases in accounts receivable.

Cash used in investing activities totaled $2.1 million during fiscal 2015, which primarily consisted of capital expenditures.  Capital expenditures were primarily for information systems software and equipment and manufacturing equipment.

Cash used in financing activities totaled $0.3 million in fiscal 2015. The refinancing of our term loan facility on our headquarters provided $5.3 million in cash, of which $4.2 million was used to pay off the existing mortgage. During fiscal 2015, $0.7 million of cash was used for recurring payments on long term debt and the term loan facility. Cash of $339,000 was used for exchanges of shares for statutory tax withholding. There were $151,000 of proceeds from the issuance of common stock for option exercises and employee stock purchases.

The Company's domestic credit facility provides for a maximum borrowing of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. This credit facility replaces the Company's previous credit facility with another domestic lender. The Company's previous domestic credit facility was terminated and paid off in full. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of specified financial ratios. The Company's base lending rate option will be the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option will be LIBOR plus 2.25%, 2.50% or 2.75%. The term loan facility bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest swap agreement with the lender to fix the term loan interest rate at 6.20%. The lending facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At September 30, 2015, the Company had no outstanding borrowings under the revolving line of credit and $96,000 of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit facility with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.0 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provisions of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At September 30, 2015, the interest rate was 9.75%. At September 30, 2015, the subsidiary had no borrowings under the operating line. At September 30, 2015, the subsidiary had various loans outstanding under the loan agreement provision totaling €0.5 million ($0.6 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. The credit accommodation contains a covenant that requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured as of September 30 of each fiscal year. At September 30, 2015, the subsidiary was not in compliance with the bank covenants. The Company does not expect such non-compliance to have any material effect on its operations due to the availability and relative size of other credit facilities. Subsequent to the end of the fiscal year, the Company received a waiver from the bank effective as of fiscal year end which additionally removed all financial covenants from the credit agreement. At September 30, 2015, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €39,000 ($44,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

We anticipate that current cash balances, ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future.  Cash used for operating activities was $48,000 in fiscal 2015, and cash provided by (used in) operating activities was $(3.7) million and $8.8 million in fiscal years 2014 and 2013, respectively.  We had no material commitments for capital expenditures at September 30, 2015.

Prior Years - Fiscal 2014 and 2013

For fiscal 2014, net cash decreased by $7.9 million to $9.7 million on September 30, 2014 compared to $17.6 million on September 30, 2013.  We used $3.7 million in cash from operating activities, used $3.1 million in investing activities and consumed $0.9 million in financing activities.

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

The net cash provided by operating activities during fiscal 2013 of $8.8 million included net earnings for the year of $4.0 million, non-cash expenses for depreciation and amortization of $4.9 million, non-cash share-based payments of $1.3 million, and increases of $3.4 million in deferred taxes.  Non-cash working capital at September 30, 2013 decreased from the same time last year, providing $2.0 million of cash. The major changes in current assets and liabilities in fiscal 2013 were a $3.7 million reduction of inventory due to lower backlog and inventory requirements, and a $3.7 million increase in accrued payroll liabilities due to the timing of payroll and timing of payments for increased commissions and increased sales and other incentive compensation, and a $0.9 million increase in customer support and warranty costs accrued due to the increase in net sales. These sources of cash were partially offset by increases in accounts receivable of $5.5 million due to the timing of shipments during the last fiscal quarter of 2013 and related timing of collections, decreases in customer deposits of $1.1 million related to the decreased backlog at fiscal year end, the timing of orders received in the last fiscal quarter of 2013 and related timing of customer down payments received. The changes in working capital in fiscal 2013 reflect normal variations in our operations.

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

Contractual Obligations

Our continuing contractual obligations and commercial commitments existing on September 30, 2015 are as follows:

		Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,854	$705	$5,149	$—	$—
Interest on long-term debt (2)	886	338	548	—	—
Operating leases	4,251	1,019	1,667	1,136	429
Purchase obligations(3)	118	118	—	—	—
Total contractual cash obligations	$11,109	$2,180	$7,364	$1,136	$429

(1)
We also have $93,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 6.20%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

At September 30, 2015, we had standby letters of credit totaling $288,000, which includes secured bank guarantees under our domestic and European credit facilities.  If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposures to such risks are generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in local currencies of these countries may increase.  As of September 30, 2015, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $16,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets. We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2015, we held a 30-day forward contract for €2.3 million ($2.6 million).

As of September 30, 2015, the U.S. dollar gained approximately 12% in value against the Euro compared to its value at September 30, 2014.  During the twelve-month period ended September 30, 2015, changes in the value of the U.S. dollar against the Euro ranged between a 12% gain and a 1% loss as compared to the value at September 30, 2014.  The U.S. dollar gained in value against most other relevant currencies during fiscal 2015.  The effect of these fluctuations on our operations and financial results in fiscal 2015 were:

•
Translation adjustments of $(1.7) million, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of our European subsidiaries into U.S. dollars, and to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary and Peso balance sheets of our Mexican subsidiaries.

•
Foreign exchange losses of $155,000, net of the effects of forward contracts settled during the year, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

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

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate plus 75, 100 or 125 basis points or (b) at LIBOR plus 225, 250 or 275 basis points depending on our achievement of a specified financial ratio.  Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%.  At September 30, 2015, we had no borrowings under these arrangements.  During the year ended September 30, 2015, interest rates applicable to these variable rate credit facilities ranged from 1.56% to 9.75%.  At September 30, 2015, the rate was 3.4% on our domestic credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  The term loan facility on our headquarters bears interest at the Company's option, at the lender's base lending rate plus 175 basis points or the one-,two- or three-month LIBOR rate plus 325 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 6.20%. Long-term fixed borrowings at our Belgian subsidiary bear interest rates ranging from 2.91% to 4.99%.  As of September 30, 2015, management estimate that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate term loan facility into a fixed rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. (an Oregon corporation) and subsidiaries (the “Company”) as of September 30, 2015 and 2014, and the related consolidated statements of operations, statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 11, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 11, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.

We have audited the internal control over financial reporting of Key Technology, Inc. (an Oregon corporation) and subsidiaries (the “Company”) as of September 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended September 30, 2015, and our report dated December 11, 2015, expressed an unqualified opinion on these consolidated financial statements.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 11, 2015

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND 2014
(In thousands)
	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,726	$9,741
Trade accounts receivable, net of allowance for doubtful accounts of $261 and $415, respectively	14,836	12,557
Inventories	31,297	26,673
Deferred income taxes	3,972	3,809
Income tax receivable	65	2,888
Prepaid expenses and other assets	4,043	4,325
Total current assets	61,939	59,993
PROPERTY, PLANT AND EQUIPMENT, Net	14,799	16,652
DEFERRED INCOME TAXES	2,917	615
INTANGIBLES, Net	6,221	8,656
INVESTMENT IN PRODITEC	1,127	1,127
GOODWILL	10,223	11,222
OTHER ASSETS	320	80
TOTAL	$97,546	$98,345
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2015 AND 2014
(In thousands, except shares)
	2015	2014
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,800	$6,073
Accrued payroll liabilities and commissions	5,452	5,893
Customers' deposits	4,712	3,702
Accrued customer support and warranty costs	2,618	2,607
Income tax payable	2	2
Current portion of long-term debt	705	804
Customer purchase plans	1,506	1,523
Other accrued liabilities	1,313	1,186
Total current liabilities	27,108	21,790
LONG-TERM DEBT	5,149	4,733
DEFERRED INCOME TAXES	2,144	3,281
OTHER LONG TERM LIABILITIES	408	373
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock-no par value; 45,000,000 shares authorized; 6,381,804 and 6,307,543 issued and outstanding at September 30, 2015 and 2014, respectively	32,676	31,414
Warrants, no par value; 250,000 issued and outstanding at September 30, 2015	665	665
Retained earnings	31,245	36,264
Accumulated other comprehensive income (loss)	(1,849)	(175)
Total shareholders' equity	62,737	68,168
TOTAL	$97,546	$98,345
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2015
(In thousands, except per share data)
	2015	2014	2013
NET SALES	$102,925	$118,258	$136,783
COST OF SALES	74,111	83,961	90,739
Gross profit	28,814	34,297	46,044
OPERATING EXPENSES:
Sales and marketing	17,037	18,721	18,976
Research and development	9,560	11,564	9,647
General and administrative	8,104	10,286	10,594
Amortization of intangibles	1,484	1,738	996
Total operating expenses	36,185	42,309	40,213
GAIN ON DISPOSITION OF ASSETS	13	7	42
INCOME (LOSS) FROM OPERATIONS	(7,358)	(8,005)	5,873
OTHER INCOME (EXPENSE):
Royalty income	66	38	52
Interest income	12	32	27
Interest expense	(273)	(276)	(277)
Reclassification from Other comprehensive income	(4)	—	—
Foreign exchange gain (loss)	(155)	105	(146)
Other, net	(267)	(141)	(116)
Total other income (expense)-net	(621)	(242)	(460)
Earnings (loss) before income taxes	(7,979)	(8,247)	5,413
Income tax expense (benefit)	(2,960)	(2,834)	1,402
Net earnings (loss)	$(5,019)	$(5,413)	$4,011
EARNINGS (LOSS) PER SHARE - Basic	$(0.80)	$(0.86)	$0.69
EARNINGS (LOSS) PER SHARE - Diluted	$(0.80)	$(0.86)	$0.69
SHARES USED IN PER SHARE CALCULATION - Basic	6,295	6,295	5,836
SHARES USED IN PER SHARE CALCULATION - Diluted	6,295	6,295	5,855
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE YEARS ENDED SEPTEMBER 30, 2015
(Dollars in thousands)

	2015	2014	2013
Net earnings (loss)	$(5,019)	$(5,413)	$4,011
Other comprehensive income (loss):
Foreign currency translation adjustment	(2,534)	(1,365)	890
Unrealized changes in fair value of derivatives	(7)	44	254
Reclassification adjustment for changes in fair value of derivatives included in net earnings	4	—	—
Income tax (expense) benefit related to items of comprehensive income (loss)	863	449	(389)
Total comprehensive income (loss)	$(6,693)	$(6,285)	$4,766

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2015
(Dollars in thousands)
	Common Stock
	Shares	Amount	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2012	5,312,145	$21,806	$—	$37,682	$(58)	$59,430
Net earnings	—	—	—	4,011	—	4,011
Comprehensive income - foreign currency translation adjustment, net of tax expense of $303	—	—	—	—	587	587
Unrealized changes in value of derivatives, net of tax expense of $86	—	—	—	—	168	168
Tax benefits from share-based payments	—	(60)	—	—	—	(60)
Share based payments	—	1,298	—	—	—	1,298
Issuance of stock upon exercise of stock options	10,000	28	—	—	—	28
Issuance of stock for Employee Stock Purchase Plan	6,257	67	—	—	—	67
Issuance of stock for acquisition, net of issuance cost of $126	600,000	7,201	—	—	—	7,201
Issuance of warrants (250,000) for acquisition, net of issuance costs of $62	—	—	665	—	—	665
Stock buyback	(3,288)	(14)	—	(16)	—	(30)
Stock grants - performance-based	178,163	—	—	—	—	—
Stock grants - employment-based	103,026	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(24,187)	(240)	—	—	—	(240)
Stock forfeitures and retirements	(13,462)	—	—	—	—	—
Balance at September 30, 2013	6,168,654	30,086	665	41,677	697	73,125
Net loss	—	—	—	(5,413)	—	(5,413)
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $464	—	—	—	—	(901)	(901)
Unrealized changes in value of derivatives, net of tax expense of $15	—	—	—	—	29	29
Tax benefits from share-based payments	—	(15)	—	—	—	(15)
Share based payments	—	1,448	—	—	—	1,448
Issuance of stock upon exercise of stock options	5,000	56	—	—	—	56
Issuance of stock for Employee Stock Purchase Plan	6,013	68	—	—	—	68
Stock grants - performance-based	95,522	—	—	—	—	—
Stock grants - employment-based	75,013	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(16,968)	(229)	—	—	—	(229)
Stock forfeitures and retirements	(25,691)	—	—	—	—	—
Balance at September 30, 2014	6,307,543	31,414	665	36,264	(175)	68,168
Net loss	—	—	—	(5,019)	—	(5,019)
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $862	—	—	—	—	(1,672)	(1,672)
Unrealized changes in value of derivatives, net of tax benefit of $2	—	—	—	—	(5)	(5)
Reclassification for changes in fair value of derivatives included in net earnings, net of tax expense of $1	—	—	—	—	3	3
Tax benefits from share-based payments	—	(4)	—	—	—	(4)
Share based payments	—	1,454	—	—	—	1,454
Issuance of stock upon exercise of stock options	10,000	96	—	—	—	96
Issuance of stock for Employee Stock Purchase Plan	5,003	55	—	—	—	55
Stock grants - performance-based	65,284	—	—	—	—	—
Stock grants - employment-based	84,108	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(26,753)	(339)	—	—	—	(339)
Stock forfeitures and retirements	(63,381)	—	—	—	—	—
Balance at September 30, 2015	6,381,804	$32,676	$665	$31,245	$(1,849)	$62,737
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2015
(In thousands)
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(5,019)	$(5,413)	$4,011
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Reclassification from Other comprehensive income	4	—	—
Gain on disposition of assets	(13)	(7)	(42)
Foreign currency exchange (gain) loss	155	(105)	146
Depreciation and amortization	5,266	5,346	4,868
Share based payments	1,485	1,445	1,276
Excess tax benefit from share based payments	(16)	(41)	(40)
Deferred income taxes	(2,459)	(33)	(3,421)
Deferred rent	12	14	(5)
Bad debt expense	23	163	2
Changes in assets and liabilities:
Trade accounts receivable	(2,772)	4,701	(5,511)
Inventories	(5,732)	548	3,665
Prepaid expenses and other current assets	470	240	(628)
Income taxes receivable	2,807	(2,802)	241
Patents	—	—	(135)
Accounts payable	4,881	(462)	(123)
Accrued payroll liabilities and commissions	(198)	(3,295)	3,698
Accrued customer support and warranty costs	113	(618)	863
Income taxes payable	(10)	(444)	367
Other accrued liabilities	58	(708)	556
Customers' deposits	1,184	(2,244)	(1,090)
Other	(287)	(1)	71
Cash provided by (used in) operating activities	(48)	(3,716)	8,769
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	12	25	77
Purchases of property, plant, and equipment	(2,067)	(3,107)	(2,468)
Cash paid for the acquisition of Visys, net of cash acquired	—	—	(11,607)
Cash used in investing activities	(2,055)	(3,082)	(13,998)
			(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2015
(In thousands)
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(4,867)	(871)	(697)
Proceeds from issuance of long-term debt	5,300	—	—
Proceeds from issuance of common stock	151	124	95
Stock buyback	—	—	(30)
Issuance costs of stock and warrants	—	—	(188)
Excess tax benefits from share based payments	16	41	40
Exchange of shares for statutory withholding	(339)	(229)	(240)
Cash provided by (used in) financing activities	261	(935)	(1,020)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(173)	(127)	95
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,015)	(7,860)	(6,154)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	9,741	17,601	23,755
CASH AND CASH EQUIVALENTS, END OF YEAR	$7,726	$9,741	$17,601
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$266	$287	$275
Cash paid (refunded) during the period for income taxes	$(3,274)	$438	$4,179

SUPPLEMENTAL DISCLOSURE OF NONCASH
FINANCING ACTIVITIES:
Common stock issued for acquisition	$—	$—	$7,325
Warrants issued for acquisition	$—	$—	$727

See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2015

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill and Other Intangibles—The Company has only one reporting unit, and the estimated fair value of the Company approximates the market value of the Company.  The Company performed its annual assessment on July 31, 2015 and determined that there has been no impairment of goodwill due to the fair value of the reporting unit exceeding its carrying amount.  The fair value of the Company was calculated based on the market capitalization of the Company as of July 31, 2015.

Other intangibles are amortized over the estimated useful lives of the related assets, which are between 3 to 16 years.  Management evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Amortization of other intangibles was $1,484,000, $1,738,000, and $996,000 for the years ended September 30, 2015, 2014, and 2013, respectively (see Note 3).

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

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2015	2014
Beginning Balance	$2,151	$2,736
Warranty costs incurred	(3,604)	(3,688)
Warranty expense accrued	3,784	3,153
Translation adjustments	(76)	(50)
Ending balance	$2,255	$2,151

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

Termination Costs—In fiscal 2015, the Company announced certain cost reduction initiatives. As a result, the Company incurred approximately $390,000 in costs related to the reduction in workforce, the majority of which relates to one-time termination benefits. Approximately $143,000 and $247,000 of these costs were expensed as cost of goods sold and operating expenses, respectively, in fiscal 2015. At September 30, 2015, approximately $36,000 remained accrued as liabilities for amounts expensed in fiscal 2015 that were not paid as of September 30, 2015. The Company expects that these amounts will be paid in the first quarter of fiscal 2016.

In fiscal 2014, the Company announced certain cost reduction initiatives. As a result, the Company incurred approximately $1.2 million in costs related to the reduction in workforce, the majority of which relates to one-time termination benefits. Approximately $750,000 and $450,000 of these costs were expensed as cost of goods sold and operating expenses, respectively, in fiscal 2014.

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

	For the year ended September 30, 2015
	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss available to common shareholders	$(5,019)	6,295	$(0.80)
Effect of dilutive securities:
Common stock options	—	—
Warrants	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(5,019)	6,295	$(0.80)

	For the year ended September 30, 2014
	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss available to common shareholders	$(5,413)	6,295	$(0.86)
Effect of dilutive securities:
Common stock options	—	—
Warrants	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(5,413)	6,295	$(0.86)

	For the year ended September 30, 2013
	Earnings	Shares	Per-Share Amount
Basic EPS:
Net earnings available to common shareholders	$4,011	5,836	$0.69
Effect of dilutive securities:
Common stock options	—	5
Warrants	—	14
Diluted EPS:
Net earnings available to common shareholders plus assumed conversions	$4,011	5,855	$0.69

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30,
	2015	2014	2013
Common shares from:
Assumed exercise of stock options	—	10,000	10,000
Warrants	250,000	250,000	—

The restrictions on stock grants may lapse between October 2015 and June 2018. The warrants expire in March 2016.

Comprehensive Income (loss)—In fiscal 2015, the Company reclassified losses of $4,000 for accumulated changes in the fair value of derivatives from Other Comprehensive Income to the results of operations in Other Income (expense). This reclassification was related to the Company entering into a new credit agreement with another domestic lender. As a result, the interest rate swap with the previous lender has been novated. The fair value of the previous interest rate swap will be amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it will no longer be designated as a hedge.

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

Recent Accounting Pronouncements Not Yet Adopted—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. We are evaluating our existing revenue recognition policies to determine whether any contracts in the scope of the guidance will be affected by the new requirements. ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein.

In July 2015, FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). The previous standard required entities to measure inventory at the lower of cost or market, with market defined as net realizable value or replacement cost. ASU 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company is evaluating the impact of this update, but does not anticipate that it will have a material effect on its financial statements.

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

Fair value of the Company's common shares issued was determined on the basis of the closing market price on the date of the closing of the acquisition. The fair value of the warrants was determined with a Black-Scholes valuation model using the current stock price at the acquisition date, time until expiration, a 34% volatility rate and a 0.36% risk-free interest rate. The warrants may be exercised within three years after the date of issue at a price per share of $11.78 as stated in the acquisition agreement. One-half of the warrants may be exercised following the first anniversary of the closing date and the other half following the second anniversary of the closing date. The warrants may be exercised for cash or on a cashless basis. No warrants were exercised as of September 30, 2015.

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

Pro forma Information - The following consolidated pro forma information is based on the assumption that the acquisition occurred on October 1, 2013 (in thousands except per share data).

Year Ended September 30,
2013 (unaudited)
Net sales	$141,549
Net earnings	$4,685
Pro forma net earnings per share	$0.77
Pro forma weighted average shares outstanding	6,185

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

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

 As of September 30, 2015, the Company had the following intangible assets (in thousands):

	Cost	Net Book Value	Amortization Life (Years)
Patents and developed technologies	$17,435	$5,297	3 to 16
Trademarks and trade names	858	581	8
Customer relationships	429	152	4
Non-compete agreements	1,373	191	3

	$20,095	$6,221

Amortization expense for the next five fiscal years is expected to be approximately:

Year Ended September 30,	(In thousands)

2016	$1,035
2017	827
2018	751
2019	751
2020	751
Thereafter	2,106
Total	$6,221

As of September 30, 2015, the Company had $10.2 million of goodwill which is not being amortized.  Other than the acquired goodwill in fiscal 2013, there were no changes to goodwill, other than foreign translation adjustments, during the fiscal years ended September 30, 2015 and 2014.

4.	TRADE ACCOUNTS RECEIVABLE
 Trade accounts receivable consist of the following (in thousands):

	September 30,
	2015	2014
Trade accounts receivable	$15,097	$12,972
Allowance for doubtful accounts	(261)	(415)
Total trade accounts receivable, net	$14,836	$12,557

Amounts charged to bad debt expense for fiscal 2015, 2014, and 2013 were $23,000, $163,000, and $2,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2015, 2014, and 2013 were $147,000, $30,000, and $26,000, respectively.

5.         INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2015	2014
Purchased components and raw materials	$14,291	$10,321
Work-in-process and sub-assemblies	9,769	9,505
Finished goods	7,237	6,847
Total inventories	$31,297	$26,673

At September 30, 2015 and 2014, respectively, cumulative inventory adjustments to lower of cost or market totaled $4.2 million and $4.0 million.  Amounts charged to cost of goods sold to record inventory at lower of cost or market were $1.0 million for fiscal 2015, $1.5 million for fiscal 2014, and $1.7 million for fiscal 2013.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $0.7 million, $1.0 million, and $0.9 million for fiscal 2015, 2014, and 2013, respectively.

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2015	2014
Land and land improvements	$2,596	$2,596
Buildings and improvements	8,938	9,205
Manufacturing equipment	13,479	13,108
Computer equipment and software	20,865	18,591
Office equipment, furniture and fixtures	2,514	2,461
Construction in progress	245	1,623
	48,637	47,584
Accumulated depreciation	(33,838)	(30,932)
Total property, plant and equipment, net	$14,799	$16,652

Depreciation expense was $3.8 million, $3.6 million, and $3.9 million for fiscal 2015, 2014, and 2013, respectively.

7.	INVESTMENT IN PRODITEC

The Company has a 15% minority interest in Proditec SAS, a French manufacturer of automated, solid dose pharmaceutical inspection systems for approximately $1.5 million.  The Company has certain tag along rights related to any capital changes at Proditec and may sell its shares to any third party subject to Proditec’s by-laws and right of pre-emption by Proditec.  This investment is being accounted for under the cost method of accounting. In fiscal 2015 and 2014, the Company received $0 and $20,000, respectively, in dividends from Proditec which reduced the cost of the Company's investment.

As of September 30, 2015, the Company's non-controlling interest in Proditec had a carrying value of approximately $1.1 million and the fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

8.	FINANCING AGREEMENTS

The Company's domestic credit facility provides for a maximum borrowing of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. This credit facility replaces the Company's previous credit facility with another domestic lender. The Company's previous domestic credit facility was terminated and paid off in full. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of specified financial ratios. The Company's base lending rate option will be the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option will be LIBOR plus 2.25%, 2.50% or 2.75%. The term loan facility bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest swap agreement with the lender to fix the term loan interest rate at 6.20%. The lending facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At September 30, 2015, the Company had no outstanding borrowings under the revolving line of credit and $96,000 of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit facility with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.0 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provisions of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At September 30, 2015, the interest rate was 9.75%. At September 30, 2015, the subsidiary had no borrowings under the operating line. At September 30, 2015, the subsidiary had various loans outstanding under the loan agreement provision totaling €0.5 million ($0.6 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. The credit accommodation contains a covenant that requires the maintenance of a minimum tangible net worth and debt to EBITDA ratio levels at the subsidiary measured as of September 30 of each fiscal year. At September 30, 2015, the subsidiary was not in compliance with the bank covenants. The Company does not expect such non-compliance to have any material effect on its operations due to the availability and relative size of other credit facilities. Subsequent to the end of the fiscal year, the Company received a waiver from the bank effective as of fiscal year end which additionally removed all financial covenants from the credit agreement. At September 30, 2015, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €39,000 ($44,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

Principal payments on long-term debt are as follows:

Year Ended September 30,	(In thousands)
2015	$705
2016	585
2017	4,564
Total	$5,854

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt at September 30, 2015 approximates its carrying value.

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

At September 30, 2015, the Company had an interest rate swap with a notional amount of $5.2 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 6.20%.  At September 30, 2015, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Consolidated Balance Sheet was $249,000.  There were losses of $40,000 recognized as part of net earnings in the Consolidated Statement of Operations related to the swap agreement during the fiscal year ended September 30, 2015, as the interest rate swap was not designated as a hedge due to its ineffectiveness. The interest rate swap matures in July 2018.  In fiscal 2015, the Company entered into a new credit agreement with another domestic lender. As a result, an interest rate swap with the previous lender has been novated. The fair value of the previous interest rate swap will be amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it will no longer be designated as a hedge. In fiscal 2015, the Company amortized $4,000 of losses from Other Comprehensive Income into net earnings as a result of this change. Changes in the fair value of the previous interest rate swap prior to novation of $(7,000) during fiscal 2015 were recorded as part of Other Comprehensive Income in the Equity section of the Company’s Consolidated Balance Sheet.  During fiscal 2015, the Company recorded $117,000 as interest expense related to the interest rate swaps reflecting actual interest payments and settlements on the interest rate swaps.

At September 30, 2015, the Company had a one-month undesignated forward exchange contract for €2.3 million ($2.6 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $400,000 were recorded for forward exchange contracts in the year ended September 30, 2015 in Other income (expense) on the Company’s Consolidated Statement of Operations.  The gains on the Company’s forward exchange contracts are generally offset by losses recorded on the underlying assets or liabilities held in foreign currencies.  At September 30, 2015, the Company had no assets or liabilities for settlements under these forward contracts on the Company’s Consolidated Balance Sheet.  At September 30, 2014, the Company had liabilities of $46,000 under these forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.

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

	Fair Value Measurements at September 30, 2015, (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(249,000)	—	$(249,000)
Forward exchange contracts	—	—	—	—

At September 30, 2015, the Company had long-term debt of approximately $5.9 million.  The Company’s long-term debt is recorded at historical cost, and the Company has not elected to fair value such financial instruments.  The estimated fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

The Company has a leased sales facility in Washington State.  The lease expires in 2020, with one five year renewal option.  The Company has the option to purchase the facility at any time over the rental period for $1.5 million declining to $1.4 million during the remaining lease term.  The Company has a leased operating facility in Oregon under a lease that expires in 2022, with two five-year renewal options.  The Company has leased an operating facility in The Netherlands under a lease that expires in 2020, with a five-year renewal option, and a leased warehouse facility under a lease that expires in 2020 with a five year renewal option. The Company has a leased operating facility in Belgium under a lease that expires in 2016, with a three-year renewal option. The Company also has leased office space for sales and service and other activities in Australia, Mexico, and Belgium, and other leased facilities in Walla Walla.  The Company also has leased vehicles, primarily in international locations.

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1.4 million for the year ended September 30, 2015, $1.6 million for the year ended September 30, 2014, and $1.3 million for the year ended September 30, 2013.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30,	Rental Payments	Rental Expense
2016	$1,019	$1,027
2017	881	885
2018	786	786
2019	678	674
2020	459	450
Thereafter	428	392
Total	$4,251	$4,214

12.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

At September 30, 2015, the Company had standby letters of credit totaling $288,000, which includes secured bank guarantees under the Company's domestic and European credit facilities. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately $96,000 of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility, $192,000 of outstanding performance guarantees under the Company's previous domestic credit facility and no outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

13.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2015	2014	2013
Current:
Federal	$(320)	$(2,643)	$4,381
Foreign	27	3	14
State	—	(27)	387
	(293)	(2,667)	4,782
Deferred:
Federal	(1,981)	563	(2,180)
Foreign	(505)	(628)	(1,092)
State	(127)	(107)	(110)
	(2,613)	(172)	(3,382)
Valuation reserves:
Federal	54	50	137
Foreign	(104)	(46)	(135)
State	(4)	1	—
	(54)	5	2
Total income tax expense (benefit)	$(2,960)	$(2,834)	$1,402

Foreign components of net earning (loss) before income taxes are not material.

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2015	2014
Deferred tax asset:
Reserves and accruals	$4,041	$3,891
Tax benefits of share-based payments	686	684
NOL and other carry forwards	2,036	711
Unrealized changes in value of derivatives to equity	70	69
Deferred tax liability:
Accumulated depreciation	(610)	(946)
Intangible assets	(2,361)	(3,287)
Translation adjustment to equity	883	21
Net deferred tax asset	$4,745	$1,143
Net deferred tax:
Current asset	$3,972	$3,809
Long-term asset	2,917	615
Long-term liability	(2,144)	(3,281)
Net deferred tax asset	$4,745	$1,143

At September 30, 2015, the Company had Federal and State net operating loss carryforwards of approximately $4.4 million, pretax, the majority of which do not expire until the Company's 2035 fiscal year, and tax credit carryforwards of approximately $37,000. Additionally, the Company has approximately $0.9 million of pre-tax carryforwards in foreign jurisdictions, the majority of which relate to net operating loss carryforwards which do not expire.

At September 30, 2015, the Company had valuation reserves of approximately $131,000 for deferred tax assets for capital loss carry forwards and changes in the carrying value of its investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward period. During fiscal 2015, the Company recorded net reduced valuation reserves of $54,000 due to the expiration of capital loss carryforwards.  There were no other valuation allowances at September 30, 2015 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

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

During fiscal 2013, the Company recorded net additional valuation reserves of $2,000 related to capital loss carryforwards and $3,000 as part of the acquisition of Visys related to net operating loss carryforwards. In addition, the Company recorded offsetting amounts of approximately $135,000 of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to the utilization of net operating loss carryforwards in Europe in fiscal 2013. As these were all offsetting amounts, these changes had no effect on net earnings.

 Income tax expense is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2015	2014	2013
Statutory rates	(34.0)%	(34.0)%	34.0%
Increase (reduction) in income taxes resulting from:
Domestic production deduction	—%	1.3%	(6.5)%
Research and development credit	(0.1)%	(1.3)%	(6.2)%
Changes in tax law, R&D credit	(3.8)%	—%	(3.5)%
State income taxes, net of federal benefit	(1.1)%	(1.0)%	3.4%
Rate differential, surtax on taxable income levels	—%	(0.5)%	0.8%
Differences in foreign effective tax rates	1.3%	0.4%	0.1%
Non-deductible acquisition costs	—%	—%	2.5%
Valuation reserve-Proditec	—%	0.1%	—%
Meals and entertainment deduction limitation	0.7%	0.8%	1.2%
Other permanent differences	(0.1)%	(0.2)%	0.1%
Income tax combined effective rate	(37.1)%	(34.4)%	25.9%

In fiscal 2015, the existing research and development tax credit was retroactively renewed for a one-year period beginning on January 1, 2014.  Due to this change in tax law, the Company recorded approximately $305,000 of additional research and development credits in fiscal 2015 related to research and development expenditures incurred during fiscal 2014. The research and development credit expired December 31, 2014. In fiscal 2013, the existing research and development tax credit was retroactively renewed and extended to December 31, 2013. Due to this change in tax law, the Company recorded approximately $192,000 of additional research and development credits in fiscal 2013 related to research and development expenditures incurred during fiscal 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2014	$109
Additions based on tax positions related to the current period	5
Reductions for tax positions of prior periods	(21)
Balance at September 30, 2015	$93

As of September 30, 2015, the amount of unrecognized tax benefits, which if recognized would favorably affect the Company’s effective tax rate, is $93,000.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2010.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented.    As of September 30, 2015 and 2014, the Company had accrued $30,000 and $35,000, respectively, for possible interest and penalties.

14.	SHARE-BASED COMPENSATION PLANS

At September 30, 2015, the Company had three share-based compensation plans, which are shareholder-approved, as described below.  The Company issues new shares of common stock for exercises and awards under these plans and non-employee awards.

Share-based compensation costs charged against income are as follows (in thousands):

	Year Ended September 30,
	2015	2014	2013
Cost of goods sold	$31	$218	$200
Operating expenses	1,454	1,227	1,076
Total share-based compensation expense	1,485	1,445	1,276
Income tax benefit	531	516	455

Approximately $17,000, $25,000, and $21,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2015, 2014, and 2013, respectively.

As of September 30, 2015, the total unrecognized compensation cost related to these plans was $1.3 million and was composed of: $1.3 million related to service-based stock awards that is expected to be recognized over a weighted-average period of 0.94 years and $0 related to performance-based stock awards that are expected to be recognized over the weighted-average period of 1.28 years.

Employees’ Stock Incentive Plans—Under the 2010 Equity Incentive Plan and the 2003 Restated Employees’ Stock Incentive Plan (the “Incentive Plans”), eligible employees may receive restricted stock, incentive stock options or non-qualified stock options. The restrictions on restricted stock awards lapse based on employment-based or performance-based measures.  Options have a contractual term of 10 years and the option exercise price is the fair market value of the underlying stock at the date of grant. At September 30, 2015, the total number of shares reserved for issuance under the Incentive Plans was 760,757, of which 289,187 were available for grant.

Incentive Stock Options—A summary of option activity under the Incentive Plan as of September 30, 2015 and the year then ended is presented below:

Options	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)
Outstanding at October 1, 2014	10,000	$9.64	—	—
Granted	—	—	—	—
Exercised	(10,000)	$9.64	—	—
Forfeited or expired			—	—
Outstanding at September 30, 2015	—
Exercisable at September 30, 2015	—

There were no options granted in fiscal 2015, 2014, or 2013.  The total intrinsic value of options exercised during the years ended September 30, 2015, 2014, and 2013 was $31,000, $10,000, and $66,000, respectively.  No shares vested in fiscal 2015, 2014 or 2013.

As of September 30, 2015, there was no unrecognized compensation cost related to stock options granted under the Incentive Plans.

Service-Based Stock Awards—Under the Incentive Plans, the Company may award service-based stock grants to selected executives and other key employees, the lapse of the restrictions on which is contingent upon meeting the required service period, generally three years, and in the case of certain executives, in increments over a three-year period, or in the case of members of the board of directors, one year.  The fair value of these grants is based on the closing fair market value at the grant date.  The restrictions on the grants lapse at the end of the required service period.  Stock compensation expense is recognized based on the grant date fair value of the stock over the vesting period.

The summary of activity for service-based stock awards as of September 30, 2015, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2014	271,278	$12.66
Granted	84,108	$12.78
Vested	(116,937)	$12.49
Forfeited	(5,600)	$12.95
Non-vested and expected to vest balance at September 30, 2015	232,849	$12.77

The number of shares granted in fiscal 2015 that vest in one year or less was 27,370, vest in two years was 11,394, and vest in three years was 45,344.  The total fair value of shares vested in fiscal 2015, 2014, and 2013 was $1.5 million, $0.9 million, and $1.5 million, respectively.  As of September 30, 2015, there was $1.3 million of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 0.94 years.  In fiscal 2014, the Company granted 95,522 shares of service-based awards with a weighted average grant date fair value of $13.67.  In fiscal 2013, the Company granted 178,163 shares of service-based awards with a weighted average grant date fair value of $11.65.

Employee Performance-Based Stock Awards—In fiscal 2015, the Company awarded performance-based stock grants to selected executives. The lapse of restrictions on the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors over a three-year period ending September 30, 2017. In fiscal 2014, the Company awarded performance-based stock grants to selected executives.  The lapse of restrictions on some of the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors over a three-year period ending September 30, 2016.  In fiscal 2013, the Company awarded performance-based stock grants to selected executives.  The lapse of restrictions on some of the awards was contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors for the fiscal year ended September 30, 2015.

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

A summary of the activity for performance-based stock awards as of September 30, 2015, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2014	231,218	$13.57
Granted	65,284	$13.02
Vested	—	$—
Forfeited	(57,781)	$11.39
Non-vested balance at September 30, 2015	238,721	$13.95

The total fair value of shares that vested in fiscal 2015, 2014, and 2013 was $0, $0, and $0, respectively.  The Company estimates it is less than probable that the performance based objectives will be achieved on all these awards and, therefore, no compensation cost is expected to be recognized on these awards. As of September 30, 2015, there was no unrecognized compensation cost related to the performance-based stock awards.  In fiscal 2014, the Company granted 75,013 shares of performance based awards with a grant date fair value of $13.80.  In fiscal 2013, the Company granted 103,026 shares of performance-based awards with a grant date fair value of $14.67.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 346,753 remained available at September 30, 2015.

During the years ended September 30, 2015, 2014, and 2013, the Company issued 5,003, 6,013, and 6,257 shares, respectively, under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Cash received from option exercises and employee stock purchase plan purchases was $151,000, $124,000, and $95,000 for the years ended September 30, 2015, 2014 and 2013, respectively.  The tax benefit to be realized for the tax deductions from option exercises and restricted shares vesting under the share-based payment arrangements was $450,000, $412,000, and $453,000 for the years ended September 30, 2015, 2014 and 2013, respectively.

15.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective May 30, 2012 to repurchase up to 500,000 shares of its common stock.  The timing of any repurchases and the exact number of shares to be purchased will be determined by the Company and will depend on market conditions and other factors. The Company retires the shares upon repurchase. The program does not incorporate a fixed expiration date. In fiscal 2015 and 2014, the Company did not repurchase any shares under the program. In fiscal 2013, the Company purchased and retired 3,288 shares at an average price of $9.20 per share. The aggregate purchase price of the shares repurchased under the program has been reflected as a reduction in shareholders' equity.

16.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all United States employees.  The Company matches 50% of employee contributions for a maximum match of 4% of each participating employee’s compensation.  The Company contributed $160,000, $714,000, and $632,000 in matching funds to the plan for the years ended September 30, 2015, 2014 and 2013, respectively.

17.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2015	2014	2013
Net sales by product category:
Automated inspection systems	$37,529	$55,829	$59,336
Process systems	37,768	34,580	50,729
Parts and service	27,628	27,849	26,718
Total net sales by product category	$102,925	$118,258	$136,783

Net sales for service were less than 10% of total net sales for the years ended September 30, 2015, 2014, and 2013, respectively, and is therefore summarized with parts and service.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes certain information about geographic areas (in thousands):

	Year Ended September 30,
	2015	2014	2013
Net sales:
Domestic	$51,954	$61,421	$75,423
International	50,971	56,837	61,360
Total net sales	$102,925	$118,258	$136,783
Long-lived assets:
Domestic	$15,590	$17,221
International	16,782	20,438
Total long-lived assets	$32,372	$37,659

There was one customer that accounted for greater than 10% of net sales during fiscal 2015, 2014 and 2013. There was one additional customer that individually accounted for 10% of net sales during fiscal 2013.  No single country outside the United States accounted for more than 10% of net sales in 2015, 2014 or 2013.  Location of the customer is the basis for the categorization of net sales.

* * * * * *
SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2015 and 2014 (in thousands, except per share data):

2015 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$20,091	$21,581	$30,810	$30,443	$102,925
Gross profit	5,476	5,705	9,237	8,395	28,814
Net earnings(loss)	(1,828)	(1,947)	295	(1,540)	(5,019)
Net earnings(loss) per share - basic	$(0.29)	$(0.31)	$0.05	$(0.24)	$(0.80)
Net earnings(loss) per share - diluted	$(0.29)	$(0.31)	$0.05	$(0.24)	$(0.80)
2014 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$22,725	$31,598	$31,292	$32,643	$118,258
Gross profit	6,170	10,264	8,150	9,713	34,297
Net loss	(2,606)	(697)	(2,023)	(88)	(5,413)
Net loss per share - basic	$(0.42)	$(0.11)	$(0.32)	$(0.01)	$(0.86)
Net loss per share - diluted	$(0.42)	$(0.11)	$(0.32)	$(0.01)	$(0.86)

Note:  Annual totals may not agree to the summarization of quarterly information due to insignificant rounding and the required calculation conventions.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15.  Based on that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”  Management, under the supervision and with the participation of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, assessed the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2015 and concluded that our internal control over financial reporting was effective.

Attestation Report of the Company’s Independent Registered Public Accounting Firm

Our independent registered public accounting firm, Grant Thornton LLP, has audited the effectiveness of our internal control over financial reporting as of September 30, 2015, and has issued an attestation report expressing an unqualified opinion on our internal control over financial reporting, which appears in this Annual Report on Form 10-K.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all controls issues and instances of fraud, if any, within a Company have been detected.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer have concluded that such controls and procedures are effective at the “reasonable assurance” level.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.

There is hereby incorporated by reference the information under the captions “Information About Key’s Board of Directors,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the captions “Compensation Discussion and Analysis,” "Compensation Committee Interlocks and Insider Participation," “Compensation and Management Development Committee Report” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the captions “Principal Shareholders” and "Executive Compensation" in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There is hereby incorporated by reference the information under the caption “Information About Key’s Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2015.

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

(4)	Instruments defining the rights of security holders, including indentures

(4.1)
Registrant’s Second Amended and Rested Rights Agreement, dated as of November 13, 2007, between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 19, 2007 and incorporated herein by reference)

(4.2)
Registrant’s Amendment No. 1 to Second Amended and Restated Rights Agreement, dated as of November 13, 2007, between the Registrant and American Stock Transfer & Trust Company (attached hereto as Exhibit 4.2)

(10)	Material contracts

(10.1)*
Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.2)*
2003 Restated Employees’ Stock Incentive Plan (as approved by the shareholders of the Company on February 6, 2008) (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 28, 2008 and incorporated herein by reference)

(10.3)*
Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.11 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.4)*
Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.12 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.5)*
Form of Restricted Stock Bonus Agreement (Three-Year Performance Vesting) (filed as Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.6)*
2010 Equity Incentive Plan (as approved by the shareholders of the Company on February 11, 2011) (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 3, 2011 and incorporated herein by reference)

(10.7)
Share Purchase Agreement dated February 24, 2013 between Key Technology, Inc., Key Technology Holdings USA LLC and Visys N.V. (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on February 28, 2013 and incorporated herein by reference)

(10.8)
Credit Agreement between Visys NV and KBC Bank NV, dated October 7, 2004 (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013 and incorporated herein by reference)

(10.9)
Revolving Credit, Term Loan and Security Agreement dated July 20, 2015, between Key Technology, Inc. and PNC Bank, National Association (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 and incorporated herein by reference)

(10.10)	Amendment No. 1 to Loan Agreement, dated September 18, 2015, between Key Technology, Inc. and PNC Bank, National Association (attached hereto as Exhibit 10.10)

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

(101)
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2015 and September 30, 2014, (ii) Consolidated Statements of Operations for the three years ended September 30, 2015, (iii) Consolidated Statements of Comprehensive Income for the three years ended September 30, 2015; (iv)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2015, (v) Consolidated Statements of Cash Flows for the three years ended September 30, 2015, and (vi) Notes to Consolidated Financial Statements for the three years ended September 30, 2015.

       _______________________________________________

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

December 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Charles H. Stonecipher	December 11, 2015
Charles H. Stonecipher, Chairman

/s/ John E. Pelo	December 11, 2015
John E. Pelo, Director

/s/ Richard Lawrence	December 11, 2015
Richard Lawrence, Director

/s/ Michael L. Shannon	December 11, 2015
Michael L. Shannon, Director

/s/ Donald A. Washburn	December 11, 2015
Donald A. Washburn, Director

/s/ John J. Ehren	December 11, 2015
John J. Ehren, Director

/s/ Frank L. A. Zwerts	December 11, 2015
Frank L. A. Zwerts, Director

/s/ Paul J. Wolf	December 11, 2015
Paul J. Wolf, Director

KEY TECHNOLOGY, INC.

FORM 10-K
INDEX OF ATTACHED EXHIBITS

EXHIBIT
NUMBER

4.2	Registrant's Amendment No. 1 to Second Amended and Restated Rights Agreement, dated as of November 13, 2007, between the Registrant and American Stock Transfer & Trust Company
10.10	Amendment No. 1 to Loan Agreement, dated September 18, 2015, between Key Technology, Inc. and PNC Bank, National Association
21	List of Subsidiaries
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2015 and September 30, 2014, (ii) Consolidated Statements of Operations for the three years ended September 30, 2015, (iii) Consolidated Statements of Comprehensive Income for the three years ended September 30, 2015, (iv)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2015, (v) Consolidated Statements of Cash Flows for the three years ended September 30, 2015, and (vi) Notes to Consolidated Financial Statements for the three years ended September 30, 2015.*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.