Form 10-Q
period 2015-12-31
KEY TECHNOLOGY INC
filed 2016-02-05
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2015

or

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

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2016 was 6,249,315 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND SEPTEMBER 30, 2015

	December 31, 2015	September 30, 2015
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$6,374	$7,726
Trade accounts receivable, net of allowance for doubtful accounts of $252 and $261, respectively	14,324	14,836
Inventories:
Raw materials	13,879	14,291
Work-in-process and sub-assemblies	11,473	9,769
Finished goods	7,192	7,237
Total inventories	32,544	31,297
Deferred income taxes	3,844	3,972
Prepaid expenses and other assets	4,116	4,108
Total current assets	61,202	61,939
Property, plant and equipment, net	14,060	14,799
Deferred income taxes	3,769	2,917
Goodwill	9,972	10,223
Investment in Proditec	1,127	1,127
Intangibles and other assets, net	5,996	6,541
Total	$96,126	$97,546
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$8,859	$10,800
Accrued payroll liabilities and commissions	5,425	5,452
Customers' deposits	7,828	4,712
Accrued customer support and warranty costs	2,459	2,618
Customer purchase plans	1,605	1,506
Income taxes payable	—	2
Current portion of long-term debt	679	705
Other accrued liabilities	1,258	1,313
Total current liabilities	28,113	27,108
Long-term debt	4,978	5,149
Deferred income taxes	1,958	2,144
Other long-term liabilities	357	408
Shareholders' equity:
Common stock	32,753	32,676
Warrants	665	665
Retained earnings and other shareholders' equity	27,302	29,396
Total shareholders' equity	60,720	62,737
Total	$96,126	$97,546
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months Ended December 31,
	2015	2014
	(in thousands, except per share data)
Net sales	$24,803	$20,091
Cost of sales	17,823	14,615
Gross profit	6,980	5,476
Operating expenses:
Sales and marketing	4,070	4,073
Research and development	2,279	2,125
General and administrative	2,685	2,102
Amortization of intangibles	349	402
Total operating expenses	9,383	8,702
Gain on disposition of assets	8	4
Loss from operations	(2,395)	(3,222)
Other income (expense)	(339)	(10)
Loss before income taxes	(2,734)	(3,232)
Income tax benefit	(1,035)	(1,404)
Net loss	$(1,699)	$(1,828)

Net loss per share
- basic	$(0.27)	$(0.29)
- diluted	$(0.27)	$(0.29)

Shares used in per share calculations - basic	6,261	6,285

Shares used in per share calculations - diluted	6,261	6,285
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months Ended December 31,
	2015	2014
	(in thousands)
Net loss	$(1,699)	$(1,828)
Other comprehensive income (loss):
Foreign currency translation adjustment	(605)	(900)
Unrealized changes in fair value of derivatives	—	(34)
Reclassification adjustment for foreign currency translation included in net earnings (loss)	6	—
Income tax (expense) benefit related to items of comprehensive income (loss)	204	319
Total comprehensive loss	$(2,094)	$(2,443)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months Ended December 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,699)	$(1,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on disposition of assets	(8)	(4)
Foreign currency exchange (gain) loss	188	(18)
Depreciation and amortization	1,331	1,315
Share based payments	326	356
Reclassification from other comprehensive income	6	—
Excess tax benefits from share based payments	(5)	(4)
Deferred income taxes	(648)	(1,405)
Deferred rent	2	4
Bad debt expense	5	(22)
Changes in assets and liabilities:
Trade accounts receivable	298	957
Inventories	(1,683)	(1,853)
Prepaid expenses and other current assets	299	1,140
Income taxes receivable	(378)	(10)
Intangibles and other long term assets	(33)	—
Accounts payable	(1,834)	20
Accrued payroll liabilities and commissions	28	(865)
Customers’ deposits	3,169	(902)
Accrued customer support and warranty costs	(125)	(490)
Income taxes payable	(15)	—
Other accrued liabilities	76	(242)
Other	3	(5)
Cash used in operating activities	(697)	(3,856)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	12	3
Purchases of property, plant and equipment	(253)	(624)
Cash used in investing activities	(241)	(621)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014

	Three Months Ended December 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(177)	$(181)
Excess tax benefits from share based payments	5	4
Proceeds from issuance of common stock	13	15
Exchange of shares for statutory withholding	(254)	(245)
Cash used in financing activities	(413)	(407)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1)	(79)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,352)	(4,963)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,726	9,741

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$6,374	$4,778

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$110	$62
Cash paid during the period for income taxes	$5	$5

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  The results of operations for the three month period ended December 31, 2015 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2015 and the results of its operations and its cash flows for the three-month periods ended December 31, 2015 and 2014.

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

In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2018 and may be adopted prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the timing of its adoption of this ASU. The Company does not expect its adoption to have a material effect on its financial statements.

2.	Share-based compensation

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended December 31,
	2015	2014
Cost of goods sold	$39	$50
Operating expenses	287	306
Total share-based compensation expense	$326	$356

 Share-based compensation expense remaining capitalized in inventory at December 31, 2015 and 2014 was $22,000 and $25,000, respectively.

3.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss	$(1,699)	6,261	$(0.27)	$(1,828)	6,285	$(0.29)
Effect of dilutive securities:
Common stock options	—	—		—	—
Warrants	—	—		—	—
Diluted EPS:
Net loss plus assumed conversions	$(1,699)	6,261	$(0.27)	$(1,828)	6,285	$(0.29)

The weighted-average number of diluted shares does not include the potential issuance of common shares which are anti-dilutive.  Common stock equivalent shares for the assumed exercise of warrants are calculated using the treasury stock method. The following potentially issuable common shares at December 31, 2015 and 2014 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three Months Ended December 31,
	2015	2014
Common shares from:
Assumed exercise of stock options	—	10,000
Warrants	250,000	250,000

 The warrants expire in March 2016.

4.    Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  Changes in the estimated effective income tax rate are accounted for in the period the change in estimate occurs.  During the first quarter of fiscal 2016, the research and development tax credit was permanently renewed retroactive to January 1, 2015. In the first quarter of fiscal 2016, income tax expense was reduced by approximately $106,000 for additional research and development tax credits related to expenditures incurred during fiscal 2015 due to the renewal of this tax credit. During the first quarter of fiscal 2015, the research and development tax credit was renewed for a one-year period retroactive to January 1, 2014. In the first quarter of fiscal 2015, income tax expense was reduced by approximately $305,000 for additional research and development tax credits related to expenditures incurred during fiscal 2014 due to the changes in tax law that were enacted during the quarter to retroactively renew these tax credits.

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

At December 31, 2015, the Company had an interest rate swap with a notional amount of $5.2 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 6.20%.  At December 31, 2015, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $194,000.  There were gains of $55,000 recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the three months ended December 31, 2015, because the interest rate swap was not designated as a hedge due to its ineffectiveness.  During the three month period ended December 31, 2015, the Company recorded $37,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap. The interest rate swap matures in July 2018. The fair value of a previous interest rate swap is being amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it is no longer designated as a hedge. As a result, in the first quarter of fiscal 2016, the Company amortized $6,000 of losses from Other Comprehensive Income into net earnings.

At December 31, 2015, the Company had a one-month undesignated forward exchange contract for €4.3 million ($4.7 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $99,000 were recorded for forward exchange contracts in the three month period ended December 31, 2015 as a component of foreign currency gains or losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The gains or losses on the Company's foreign exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At December 31, 2015, the Company had no assets or liabilities for settlements under these forward contracts on the Company's Unaudited Condensed Consolidated Balance Sheet.

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

The following table presents the Company's assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions:

	Fair Value Measurements at December 31, 2015
	(in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ (Liabilities) at Fair Value
Derivatives:
Interest rate swap	—	$(194)	—	$(194)
Forward exchange contracts	—	—	—	—

At December 31, 2015, the Company also had long-term debt of approximately $5.7 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At December 31, 2015, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million. This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.    Financing arrangements

The Company's domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of a specified financial ratio. The Company's base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. The term loan bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The lending facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At December 31, 2015, the Company had no outstanding borrowings under the revolving line of credit and $1.4 million of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($2.9 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.5 million), and loan agreement provisions of €1.4 million ($1.5 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At December 31, 2015, the interest rate was 9.75% and the subsidiary had no borrowings under the operating line. At December 31, 2015, the subsidiary had various loans outstanding under the loan agreement provision totaling €440,000 ($477,000). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. At December 31, 2015, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €26,000 ($28,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

8.    Contractual guarantees and indemnities

Product warranties

The Company provides warranties on its products ranging from ninety days to five years following the date of shipment, the majority of which are for periods of one year or less.  Management establishes allowances for warranty costs based upon the types of products shipped and product warranty experience.  The provision for warranty costs is charged to cost of sales at the time of sale, and it is periodically assessed for adequacy based on changes in these factors.

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2015 and 2014 is as follows (in thousands):

	Three Months Ended December 31,
	2015	2014
Beginning balance	$2,255	$2,151
Warranty costs incurred	(739)	(595)
Warranty expense accrued	624	217
Translation adjustments	(27)	(29)
Ending balance	$2,113	$1,744

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

Bank guarantees and letters of credit

At December 31, 2015, the Company had standby letters of credit totaling $1.5 million, which includes secured bank guarantees under the Company's domestic and European credit facilities. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately $1.4 million of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility, $0.1 million of outstanding performance guarantees under the Company's previous domestic credit facility and no outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

9. Termination Costs

On December 31, 2015, the Company incurred approximately $680,000 in costs related to restructuring charges, the majority of which relate to one-time termination benefits. These costs were expensed as operating expenses in the first quarter of fiscal 2016. At December 31, 2015, $680,000 remained accrued as liabilities for amounts expensed in the first quarter of fiscal 2016 that were not paid as of December 31, 2015. The Company expects that the majority of these amounts will be paid in the second quarter of fiscal 2016.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Information Concerning Forward-Looking Statements

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

Forward-looking statements are subject to a number of risks and uncertainties, the occurrence of any of which could cause the price of our common stock to fluctuate significantly, making it difficult for shareholders to resell common stock at a time or price they find attractive.  We caution investors not to place undue reliance on our forward-looking statements, which speak only as of the date on which they are made.  Our actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:

•	adverse changes in general economic conditions may adversely affect our customers, our business and our results of operations;

•	ongoing uncertainty in the global economy may adversely affect our operating results;

•	variable economic conditions in the food processing industry, either globally or regionally, may adversely affect our sales;

•	significant investments in unsuccessful research and development efforts could materially adversely affect our business;

•	our existing and new products may not compete successfully in either current or new markets, which could result in the loss of market share and a decrease in our sales and profits;

•	the loss of any of our significant customers could reduce our sales and profitability;

•	competition may result in lower sales and prices for our products and services;

•
consolidation by our competitors could increase competition in the food processing equipment industry, and consolidation by our food processing industry customers could increase their purchasing power, both of which could reduce our sales and profitability;

•	customer sourcing initiatives and purchasing power may adversely affect our new equipment and aftermarket sales, and result in reduced gross margins;

•	our sales and profits may vary widely from quarter to quarter and year to year due to the timing and size of major orders;

•	our operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world;

•	the failure of our independent sales representatives to perform as expected could harm our net sales;

•	our international operations subject us to a number of risks that could adversely affect our sales, operating results and growth;

•	we have made, or may make, acquisitions or enter into distribution agreements or similar business relationships that could disrupt our operations and harm our operating results;

•	fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our results of operations and financial position;

•	advances in technology by competitors may adversely affect our sales and profitability;

•	our expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase our cost of operations and reduce gross margins and profitability;

•	the failure of our suppliers to deliver quality products in a timely manner or our inability to obtain components for our products could adversely affect our operating results;

•	our dependence on certain suppliers may leave us temporarily without adequate access to raw materials, intellectual property or products;

•	the limited availability and possible cost fluctuations of materials used in our products could adversely affect our gross margins;

•	our products may suffer from defects, leading to warranty claims;

•	information security breaches or business system disruptions may adversely affect our business;

•	our potential inability to attract and retain experienced management and other key personnel, or the loss of key management personnel, may adversely affect our business and prospects for growth;

•	the potential inability to protect our intellectual property, especially as we expand geographically, may adversely affect our competitive advantage;

•
intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against us by third parties may adversely affect our results of operations and our customer relations; and

•	our financing agreements contain restrictive and financial covenants that may adversely affect us.

More information may be found in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on December 11, 2015, which item is hereby incorporated by reference.

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

In recent years, 40% or more of our sales have been made to customers located outside the United States.  In our export and international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices of our products in local currencies; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws.

The worldwide economy and economic uncertainty continue to challenge our operating results. We continue to see customers seeking to retain cash and requiring higher returns on investment, price sensitivity, longer or delayed purchasing cycles, and more purchasing decisions at corporate levels rather than local operating locations. In addition, in response to excess capacity, the market continues to see very aggressive pricing efforts to stimulate demand, which has increased price competition for our products, especially in automated inspection systems where pricing and competition are particularly aggressive.

Current Period - First quarter of fiscal 2016

Net sales of $24.8 million in the first quarter of fiscal 2016 were $4.7 million, or 23%, higher than net sales of $20.1 million in the corresponding quarter a year ago. The higher net sales in the first quarter of fiscal 2016 were across all product lines.  International sales were 51% of net sales for the first quarter of fiscal 2016, compared to 48% in the corresponding prior-year period.  Net sales for the second quarter of fiscal 2016 are expected to increase moderately as compared to the net sales recorded in the first quarter of fiscal 2016. The backlog of $37.0 million at the end of the first quarter of fiscal 2016 represented an increase of $8.3 million, or 29%, over the backlog of $28.7 million at the end of the corresponding quarter a year ago.

Orders in the first quarter of fiscal 2016 of $31.0 million were up $0.5 million, or 2%, compared to orders of $30.5 million in the first quarter of fiscal 2015.  Orders increased as compared to the same period in the prior year, primarily in process systems partially offset by decreases in the other product lines. Orders were up primarily in the potato and other foods markets, partially offset by decreases in the processed fruit and vegetable and tobacco markets.

Gross margin percentages in the first quarter of fiscal 2016 were 28.1% as compared to 27.3% for the same period in the prior year. The increases were primarily due to more efficient plant utilization. Gross margins are expected to improve in the second quarter of fiscal 2016 as compared with the first quarter of fiscal 2016.

Operating expenses of $9.4 million increased approximately $0.7 million, or 8%, as compared to $8.7 million for the same period in the prior year. This increase is primarily due to charges related to personnel restructuring of $680,000 incurred in the first quarter of fiscal 2016. Operating expenses in the second quarter of fiscal 2016 will be adversely affected by approximately $600,000 related to increased research and development expenditures associated with incremental consulting, contract services and personnel costs related to new product development. Overall operating expenses in the second quarter of fiscal 2016 are expected to be relatively flat as compared to the first quarter of fiscal 2016.

The net loss for the first quarter of fiscal 2016 was $1.7 million, or $0.27 per diluted share.  The net loss for the corresponding three-month period in fiscal 2015 was $1.8 million, or $0.29 per diluted share.  The net loss in the most recent three-month period decreased as compared to the net loss in the comparable prior year period primarily due to the increased sales and related gross margin, but was partially offset by the increase in operating expenses due to the restructuring charges.

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

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At December 31, 2015, we had invoiced $2.0 million, compared to $1.9 million at September 30, 2015, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of December 31, 2015, the balance sheet included allowances for doubtful accounts of $252,000 as compared to $261,000 at September 30, 2015.  Amounts charged to bad debt expense for the three months ended December 31, 2015 and 2014, respectively, were $5,000 and $(22,000).  Actual charges to the allowance for doubtful accounts for the three months ended December 31, 2015 and 2014, respectively, were $9,000 and $4,000.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable will decrease and charges for bad debts will increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At December 31, 2015, cumulative inventory adjustments to the lower of cost or market totaled $4.3 million, compared to $4.0 million at December 31, 2014.  Amounts charged to expense to record inventory at lower of cost or market for the three months ending December 31, 2015 and 2014 were $222,000 and $105,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $119,000 and $43,000 for the three months ending December 31, 2015 and 2014, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of December 31, 2015, we held $31.2 million of long-lived assets, net of depreciation and amortization.  There were no material changes during the quarter that would result in an adjustment of the carrying value for these assets.  Subsequent to the end of the first quarter of fiscal 2016, our stock price has declined significantly. Should these declines in our stock price remain or continue, estimates of fair value for our long-lived assets, particularly including goodwill, may not exceed, or may not significantly exceed, the carrying value of our single reporting unit. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values.  Estimates of fair value employ a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition. The market approach employs market multiples for comparable publicly traded companies. Estimates of fair value are established using current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. As noted above, estimates of future cash flows are critical to this assessment and estimates and assumptions are required in applying the income and market approaches which by their nature have an implied degree of uncertainty. These estimates, assumptions and valuations could be adversely affected if there are significant further reductions in stock price, significantly less than estimated actual results of operations or changes in forecasted results of operations. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because it is susceptible to:  (1) significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of December 31, 2015, the balance sheet included warranty reserves of $2.1 million. Warranty charges of $0.7 million were incurred during the three-month period then ended. Warranty reserves were $1.7 million as of December 31, 2014 and warranty charges of $0.6 million were incurred during the three-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense will need to increase, warranty expense will increase and gross margins will decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At December 31, 2015, we had valuation reserves of approximately $131,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the three months ended December 31, 2015, there was no change in our valuation reserves.  There were no other material valuation allowances at December 31, 2015 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for uncertain tax positions in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2016, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

During the first quarter of fiscal 2016, the research and development tax credit was permanently renewed retroactive to January 1, 2015. In the first quarter of fiscal 2016, income tax expense was reduced by approximately $106,000 for additional research and development tax credits related to expenditures incurred during fiscal 2015 due to the renewal of this tax credit. During the first quarter of fiscal 2015, the research and development tax credit was renewed for a one-year period retroactive to January 1, 2014. In the first quarter of fiscal 2015, income tax expense was reduced by approximately $305,000 for additional research and development tax credits related to expenditures incurred during fiscal 2014 due to the changes in tax law that were enacted during the quarter to retroactively renew these tax credits.

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

In November 2015, FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2018 and may be adopted prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the timing of its adoption of this ASU. The Company does not expect its adoption to have a material effect on its financial statements.

Results of Operations

For the three months ended December 31, 2015 and 2014

Net sales increased $4.7 million, or 23%, to $24.8 million in the first quarter of fiscal 2016 from $20.1 million recorded in the corresponding quarter a year ago.  International sales for the three-month period ending December 31, 2015 were 51% of net sales compared to 48% in the corresponding prior year period.  The increase in net sales occurred primarily in North America, Europe and the Asia-Pacific regions partially offset by decreases in the Latin America region. Net sales increased most significantly in the potato, pharmaceutical and other food markets, partially offset by decreases in the tobacco and processed fruit and vegetable markets. Automated inspection systems net sales were up $1.4 million, or 22%, to $7.8 million. The increase in automated inspection system sales was primarily in belt-fed products. Net sales of process systems increased $2.8 million, or 35%, to $10.7 million in the first quarter of fiscal 2016. This increase was across most product types. Parts and service sales were $6.3 million, up $0.5 million or 9%. Automated inspection systems sales, including upgrade systems, represented 31% of net sales in the first quarter of fiscal 2016 compared to 32% of net sales in the first quarter of fiscal 2015.  Process systems sales represented 43% of net sales in the first quarter of fiscal 2016 compared to 39% during the first quarter of fiscal 2015, while parts and service sales accounted for 26% of net sales in the first quarter of fiscal 2016, compared to 29% during the first quarter of fiscal 2015. We expect net sales in the second quarter of fiscal 2016 to increase moderately as compared to the net sales reported in the first quarter of fiscal 2016.

Total backlog was $37.0 million at the end of the first quarter of fiscal 2016, which was $8.3 million, or 29%, higher than the $28.7 million backlog at the end of the first quarter of the prior fiscal year.  Backlog for process systems was up $4.9 million, or 36%, to $18.2 million at December 31, 2015 compared to $13.3 million at December 31, 2014.  The increase in the backlog for process systems was across most major product categories. Automated inspection systems backlog increased by $3.8 million, or 29%, to $17.0 million at the end of the first quarter of fiscal 2016 compared to $13.2 million at the same time a year ago. The increase was primarily in belt-fed products partially offset by decreases in chute-fed product lines. Backlog by product line at December 31, 2015 was 46% automated inspection systems, 49% process systems, and 5% parts and service, as compared to 46% automated inspection systems, 46% process systems, and 8% parts and service at December 31, 2014.

Orders of $31.0 million in the first quarter of fiscal 2016 were $0.5 million, or 2%, higher than the first quarter new orders of $30.5 million a year ago. Orders for process systems during the first quarter of fiscal 2016 increased $2.0 million, or 15%, to $15.8 million from $13.8 million in the comparable quarter of fiscal 2015. The increase in orders for process systems occurred across most product types. Automated inspection systems orders decreased $1.4 million, or 13%, during the first quarter of fiscal 2016 to $9.3 million compared to $10.7 million in the first quarter of fiscal 2015.  Orders for parts and service decreased $0.1 million, or 2%, during the first quarter of fiscal 2016 to $5.9 million compared to $6.0 million in the first quarter of fiscal 2015.  The decrease in orders for automated inspection systems occurred primarily in chute-fed products. Orders were up primarily in the potato, fresh fruit and vegetable, and other food markets, partially offset by decreases in the processed fruit and vegetable and tobacco markets.

Gross profit for the first quarter of fiscal 2016 was $7.0 million compared to $5.5 million in the corresponding period last year.  Gross margin in the first quarter of fiscal 2016, as a percentage of net sales, increased to 28.1% compared to the 27.3% reported in the corresponding quarter of fiscal 2015.  This gross margin percentage for the first quarter of fiscal 2016 was higher primarily due to more efficient factory utilization, partially offset by higher warranty and customer support costs. We anticipate the gross margin percentage will improve in the second quarter of fiscal 2016 compared to the first quarter of fiscal 2016.

Operating expenses of $9.4 million for the first quarter of fiscal 2016 were 37.8% of net sales compared to $8.7 million for the first quarter of fiscal 2015 and 43.3% of net sales. The amount of operating expenses increased due to personnel restructuring charges of $680,000. Operating expenses in the second quarter of 2016 will be adversely affected by approximately $600,000 related to increased research and development expenditures associated with incremental consulting, contract services and personnel costs related to new product development. Total operating expenses in the second quarter of fiscal 2016 are expected to be relatively flat as compared to the first quarter of fiscal 2016.

Other expense for the first quarter of fiscal 2016 was $339,000 compared to $10,000 for the corresponding period in fiscal 2015 and increased primarily due to foreign exchange losses in the first quarter of fiscal 2016 as compared to foreign exchange gains in the prior year's first fiscal quarter, higher interest expense and higher bank charges.

The income tax benefit for the first quarter of fiscal 2016 was increased by $106,000, related to expenditures in fiscal 2015, due to the retroactive renewal of the research and development tax credits.

The net loss for the quarter ended December 31, 2015 was $1.7 million, or $0.27 per diluted share.  The net loss for the corresponding period last year was $1.8 million, or $0.29 per diluted share.  The reduced net loss in the first quarter of fiscal 2016 compared to the net loss in the first quarter of fiscal 2015 was primarily the result of higher net sales and resulting higher gross profits, but was partially offset by higher operating expenses due to the restructuring charges incurred in the first quarter of fiscal 2016.

Liquidity and Capital Resources

In the first three months of fiscal 2016, net cash decreased by $1.3 million to $6.4 million on December 31, 2015 from $7.7 million on September 30, 2015.  Cash used in operating activities was $0.7 million during the three months ended December 31, 2015.  Investing activities consumed $0.2 million of cash.  Financing activities used $0.4 million of cash.

Cash used in operating activities during the three months ended December 31, 2015 was $0.7 million.  For the first three months of fiscal 2016, the net loss was $1.7 million.  Non-cash items included in the net loss in the first three months of fiscal 2016, such as depreciation, amortization, deferred taxes and share-based compensation, were approximately $1.2 million.  In the first three months of fiscal 2016, changes in non-cash working capital used $0.2 million of cash in operating activities.  The major changes in current assets and liabilities using cash during the first three months of fiscal 2016 were decreases in accounts payable of $1.8 million due to the timing of payments and increases in inventory of $1.7 million due in part to the increased backlog and new product introductions. These uses were partially offset by increases in customer deposits of $3.2 million due to the timing of collections and shipments.

For the first three months of fiscal 2015, $3.9 million of cash was used in operating activities, composed of a net loss of $1.8 million; non-cash items such as depreciation, amortization, deferred taxes and share-based compensation included in the net loss were $0.2 million; and changes in non-cash working capital used $2.2 million. The primary changes in the first three months of fiscal 2016 as compared to the first three months of fiscal 2015 were the decreased net loss and decreases in cash used for working capital. Significant changes in working capital included cash provided by higher customer deposits, changes in accrued payroll and other accrued liabilities, partially offset by increased use of cash for accounts payable.

Net cash used in investing activities was $0.2 million for the first three months of fiscal 2016 compared to net cash of $0.6 million used in investing activities for the first three months of fiscal 2015.  Cash used for investing activities in the fiscal 2016 period related entirely to capital expenditures.

Net cash used in financing activities during the first three months of fiscal 2016 was $413,000, compared with net cash used in financing activities of $407,000 during the corresponding period in fiscal 2015.  Net cash used in financing activities during the first three months of fiscal 2016 primarily resulted from $177,000 of repayments of long-term debt, and $254,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, partially offset by $13,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first three months of fiscal 2015 resulted mainly from payments on long-term debt of $181,000, payroll taxes of $245,000 paid in connection with stock surrenders related to compensatory stock awards, partially offset by $15,000 of proceeds from the issuance of common stock.

The Company's domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of a specified financial ratio. The Company's base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. The term loan bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The lending facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At December 31, 2015, the Company had no outstanding borrowings under the revolving line of credit and $1.4 million of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($2.9 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.5 million), and loan agreement provisions of €1.4 million ($1.5 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate plus 1.25%. At December 31, 2015, the interest rate was 9.75%. At December 31, 2015, the subsidiary had no borrowings under the operating line. At December 31, 2015, the subsidiary had various loans outstanding under the loan agreement provision totaling €440,000 ($477,000). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. At December 31, 2015, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €26,000 ($28,000). The loan has a fixed interest rate of 4.99% and matures in March 2016.

Our continuing contractual obligations and commercial commitments existing on December 31, 2015 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,657	$679	$4,978	$—	$—
Interest on long-term debt (2)	857	327	530	—	—
Operating leases	4,106	1,014	1,685	1,055	352
Purchase obligations (3)	1,300	975	325	—	—
Total contractual cash obligations	$11,920	$2,995	$7,518	$1,055	$352

(1)
We also have $93,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixed the interest rate at 6.20%.

(3)	Purchase obligations are commitments to purchase certain materials, supplies and services which will be used in the ordinary course of business.

We anticipate that current cash balances, ongoing cash flows from operations, and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future. At December 31, 2015, we had standby letters of credit totaling $1.5 million, which includes secured bank guarantees under our domestic and European credit facilities. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposure to such risks is generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in the local currencies of those countries may increase.  As of December 31, 2015, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $87,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At December 31, 2015, we held a 30-day forward contract for €4.3 million ($4.7 million).

As of December 31, 2015, the U.S. dollar gained approximately 3% in value against the Euro compared to its value at September 30, 2015.  During the three month period ended December 31, 2015, changes in the value of the U.S dollar against the Euro ranged between a 2% gain and a 6% gain as compared to the value at September 30, 2015.  Most other relevant foreign currencies lost value against the U.S. dollar during the first three months of fiscal 2016.  The effect of these fluctuations on our operations and financial results during the first three months ended December 31, 2015 were:

•
Translation adjustments of ($399,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro-denominated balance sheets of our European subsidiaries into U.S. dollars and, to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary, and the Peso balance sheets of our Mexican subsidiaries.

•
Foreign exchange losses of $188,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

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

Interest Rate Risk.  Under our domestic credit facility, we are able to borrow at either (a) the lender’s prime rate plus 75, 100 or 125 basis points or (b) at LIBOR plus 225, 250 or 275 basis points depending on our achievement of a specified financial ratio. Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%. At December 31, 2015, we had no borrowings under these arrangements.  During the three months ended December 31, 2015, interest rates applicable to these variable rate credit facilities ranged from 2.91% to 9.75%.  At December 31, 2015, the rate was 3.67% on our domestic credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  The term loan on our headquarters building bears interest, at the Company's option, at the lender's base rate plus 175 basis points or the one-, two- or three-month LIBOR rate plus 325 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 6.20%. Long-term fixed-rate borrowings at our Belgian subsidiary bear interest at rates ranging from 2.91% to 4.99%. As of December 31, 2015, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converted our variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at December 31, 2015 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2015 of equity securities registered by us under Section 12 of the Securities Exchange Act of 1934.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2015	10,973	$11.76	—
November 1-30, 2015	—	—	—
December 1-31, 2015	13,866	9.00	—
Total	24,839	$10.22	—	429,202	(2)

(1)	Includes shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under our employee stock incentive plans. The shares were subsequently canceled.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2015 and September 30, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2015.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	February 5, 2016	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer

Date:	February 5, 2016	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Senior Vice President and Chief Financial Officer

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2015

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2015 and September 30, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2015 and 2014, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2015 and 2014, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2015.