Form 10-Q
period 2016-03-31
KEY TECHNOLOGY INC
filed 2016-05-06
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2016

or

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

The number of shares outstanding of the registrant's common stock, no par value, on April 30, 2016 was 6,308,120 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2016 AND SEPTEMBER 30, 2015

	March 31, 2016	September 30, 2015
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$4,050	$7,726
Trade accounts receivable, net of allowance for doubtful accounts of $252 and $261, respectively	14,555	14,836
Inventories:
Raw materials	12,929	14,291
Work-in-process and sub-assemblies	14,028	9,769
Finished goods	6,623	7,237
Total inventories	33,580	31,297
Deferred income taxes	4,027	3,972
Prepaid expenses and other assets	4,689	4,108
Total current assets	60,901	61,939
Property, plant and equipment, net	14,224	14,799
Deferred income taxes	3,995	2,917
Goodwill	10,301	10,223
Investment in Proditec	1,127	1,127
Intangibles and other assets, net	5,911	6,541
Total	$96,459	$97,546
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,631	$10,800
Accrued payroll liabilities and commissions	4,957	5,452
Customers' deposits	7,774	4,712
Accrued customer support and warranty costs	2,320	2,618
Customer purchase plans	1,717	1,506
Income taxes payable	—	2
Current portion of long-term debt	667	705
Other accrued liabilities	1,312	1,313
Total current liabilities	28,378	27,108
Long-term debt	4,832	5,149
Deferred income taxes	1,937	2,144
Other long-term liabilities	377	408
Shareholders' equity:
Common stock	33,681	32,676
Warrants	—	665
Retained earnings and other shareholders' equity	27,254	29,396
Total shareholders' equity	60,935	62,737
Total	$96,459	$97,546
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Net sales	$28,510	$21,581
Cost of sales	20,041	15,876
Gross profit	8,469	5,705
Operating expenses:
Sales and marketing	4,089	4,124
Research and development	2,913	2,133
General and administrative	1,795	1,966
Amortization of intangibles	303	369
Total operating expenses	9,100	8,592
Loss on disposition of assets	(10)	—
Loss from operations	(641)	(2,887)
Other income (expense)	(192)	(62)
Loss before income taxes	(833)	(2,949)
Income tax benefit	(283)	(1,002)
Net loss	$(550)	$(1,947)

Net loss per share
- basic	$(0.09)	$(0.31)
- diluted	$(0.09)	$(0.31)

Shares used in per share calculations - basic	6,297	6,257

Shares used in per share calculations - diluted	6,297	6,257
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	Six Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Net sales	$53,313	$41,672
Cost of sales	37,864	30,490
Gross profit	15,449	11,182
Operating expenses:
Sales and marketing	8,159	8,197
Research and development	5,192	4,258
General and administrative	4,480	4,068
Amortization of intangibles	652	771
Total operating expenses	18,483	17,294
Gain (loss) on disposition of assets	(2)	3
Loss from operations	(3,036)	(6,109)
Other income (expense)	(530)	(72)
Loss before income taxes	(3,566)	(6,181)
Income tax benefit	(1,318)	(2,407)
Net loss	$(2,248)	$(3,774)

Net loss per share
- basic	$(0.36)	$(0.60)
- diluted	$(0.36)	$(0.60)

Shares used in per share calculations - basic	6,279	6,272

Shares used in per share calculations - diluted	6,279	6,272
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Net loss	$(550)	$(1,947)	$(2,248)	$(3,774)
Other comprehensive income (loss):
Foreign currency translation adjustment	754	(2,208)	149	(3,108)
Unrealized changes in fair value of derivatives	—	(31)	—	(65)
Reclassification adjustment for foreign currency translation included in net earnings (loss)	6	—	12	—
Income tax (expense) benefit related to items of comprehensive income (loss)	(259)	760	(55)	1,079
Total comprehensive loss	$(49)	$(3,426)	$(2,142)	$(5,868)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	Six Months Ended March 31,
	2016	2015
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,248)	$(3,774)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss (gain) on disposition of assets	2	(3)
Foreign currency exchange (gain) loss	207	(42)
Depreciation and amortization	2,637	2,622
Share based payments	591	675
Reclassification from other comprehensive income	12	—
Excess tax benefits from share based payments	(9)	(8)
Deferred income taxes	(1,378)	(1,917)
Deferred rent	4	6
Bad debt expense	(1)	(7)
Changes in assets and liabilities:
Trade accounts receivable	253	(30)
Inventories	(2,583)	(5,271)
Prepaid expenses and other current assets	(679)	876
Income taxes receivable	70	2,468
Intangibles and other long term assets	(33)	—
Accounts payable	(1,169)	3,442
Accrued payroll liabilities and commissions	(569)	(338)
Customers’ deposits	2,971	2,716
Accrued customer support and warranty costs	(306)	(591)
Income taxes payable	(28)	(4)
Other accrued liabilities	83	(388)
Other	2	(14)
Cash provided by (used in) operating activities	(2,171)	418

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	17	3
Purchases of property, plant and equipment	(1,034)	(1,108)
Cash used in investing activities	(1,017)	(1,105)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2016 AND 2015

	Six Months Ended March 31,
	2016	2015
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to short-term borrowings	$1,000	$—
Repayments of short-term borrowings	(1,000)	—
Payments on long-term debt	(355)	(369)
Excess tax benefits from share based payments	9	8
Proceeds from issuance of common stock	25	123
Exchange of shares for statutory withholding	(254)	(331)
Cash used in financing activities	(575)	(569)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	87	(204)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,676)	(1,460)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	7,726	9,741

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$4,050	$8,281

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$206	$125
Cash paid (refunded) during the period for income taxes	$9	$(2,949)

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2016

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2015.  The results of operations for the three- and six-month periods ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2016 and the results of its operations and its cash flows for the three- and six-month periods ended March 31, 2016 and 2015.

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

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 will require lessees to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessees will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, or October 1, 2019 for the Company. Early adoption is permitted. The Company has not yet determined the effect of the adoption of ASU 2016-02 will have on its consolidated financial position, consolidated results of operations, and consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is in the process of evaluating the impact of the adoption of this ASU.

2.	Share-based compensation

During the six months ended March 31, 2016, the Company granted 85,772 shares of service-based stock awards.  The fair value of these grants ranged between $7.12 and $7.46 per share based on the fair market value at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from February 2017 through December 2018.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Cost of goods sold	$41	$37	$80	$87
Operating expenses	224	282	511	588
Total share-based compensation expense	$265	$319	$591	$675

Share-based compensation expense remaining capitalized in inventory at March 31, 2016 and 2015 was $20,000 and $6,000, respectively.

3.	Earnings (loss) per share

The calculation of the basic and diluted earnings (loss) per share (“EPS”) is as follows (in thousands, except per-share data):

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss	$(550)	6,297	$(0.09)	$(1,947)	6,257	$(0.31)
Effect of dilutive securities:
Common stock options	—	—		—	—
Warrants	—	—		—	—
Diluted EPS:
Net loss plus assumed conversions	$(550)	6,297	$(0.09)	$(1,947)	6,257	$(0.31)

	Six Months Ended March 31, 2016			Six Months Ended March 31, 2015
	Loss	Shares	Per-Share Amount	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss	$(2,248)	6,279	$(0.36)	$(3,774)	6,272	$(0.60)
Effect of dilutive securities:
Common stock options	—	—		—	—
Warrants	—	—		—	—
Diluted EPS:
Net loss plus assumed conversions	$(2,248)	6,279	$(0.36)	$(3,774)	6,272	$(0.60)

The weighted-average number of diluted shares does not include the potential issuance of common shares which are anti-dilutive.  Common stock equivalent shares for the assumed exercise of warrants are calculated using the treasury stock method. The following potentially issuable common shares at March 31, 2016 and 2015 were not included in the calculation of diluted EPS as they were anti-dilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Common shares from:
Assumed exercise of stock options	—	—	—	—
Warrants	—	250,000	—	250,000

 All options expired in February 2015. The warrants expired in March 2016, and there were no warrants exercised.

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

At March 31, 2016, the Company had an interest rate swap with a notional amount of $5.1 million that effectively fixes the interest rate on its LIBOR-based variable rate mortgage at 6.20%.  At March 31, 2016, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $211,000.  There were losses of $17,000 and gains of $38,000 recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the three- and six-month periods ended March 31, 2016, respectively, because the interest rate swap was not designated as a hedge due to its ineffectiveness. During the three- and six-month periods ended March 31, 2016, the Company recorded $31,000 and $69,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap. The interest rate swap matures in July 2018. The fair value of a previous interest rate swap is being amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it is no longer designated as a hedge. As a result, the Company amortized $6,000 and $12,000 of losses from Other Comprehensive Income into net earnings during the three- and six-month periods ended March 31, 2016 .

At March 31, 2016, the Company had a one-month undesignated forward exchange contract for €6.8 million ($7.7 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $201,000 and $102,000 were recorded for forward exchange contracts in the three- and six-month periods ended March 31, 2016 as a component of foreign currency gains or losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The gains or losses on the Company's foreign exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At March 31, 2016, the Company had liabilities of $190,000 for settlements under these forward contracts in Other current liabilities on the Company's Unaudited Condensed Consolidated Balance Sheet.

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

The following table presents the Company's assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions:

	Fair Value Measurements at March 31, 2016
	(in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ (Liabilities) at Fair Value
Derivatives:
Interest rate swap	—	$(211)	—	$(211)
Forward exchange contracts	—	—	—	—

At March 31, 2016, the Company also had long-term debt of approximately $5.5 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At March 31, 2016, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million. This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.    Financing arrangements

The Company's domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of a specified financial ratio. The Company's base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. The term loan bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The credit facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At March 31, 2016, the Company had no outstanding borrowings under the revolving line of credit and $1.3 million of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.1 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provisions of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At March 31, 2016, the interest rate was 9.75% and the subsidiary had no borrowings under the operating line. At March 31, 2016, the subsidiary had various loans outstanding under the loan agreement provision totaling €371,000 ($420,000). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. At March 31, 2016, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €13,000 ($15,000). The loan had a fixed interest rate of 4.99% and was paid in full in April 2016.

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2016 and 2015 is as follows (in thousands):

	Six Months Ended March 31,
	2016	2015
Beginning balance	$2,255	$2,151
Warranty costs incurred	(1,324)	(1,373)
Warranty expense accrued	991	984
Translation adjustments	8	(95)
Ending balance	$1,930	$1,667

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

Bank guarantees and letters of credit

At March 31, 2016, the Company had standby letters of credit totaling $1.3 million, which includes secured bank guarantees under the Company's domestic and European credit facilities. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately $1.3 million of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility and no outstanding performance guarantees secured by bank guarantees under the Company's Belgian subsidiary's credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

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

More information may be found in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on December 11, 2015, which item is hereby incorporated herein by reference.

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

Current Period - Second quarter of fiscal 2016

Net sales of $28.5 million in the second quarter of fiscal 2016 were $6.9 million, or 32%, higher than net sales of $21.6 million in the corresponding quarter a year ago. The higher net sales in the second quarter of fiscal 2016 were primarily due to increased sales in the potato market and were across most product lines.  Net sales increased most significantly in Europe. International sales were 62% of net sales for the second quarter of fiscal 2016, compared to 42% in the corresponding prior-year period.  The backlog of $38.0 million at the end of the second quarter of fiscal 2016 represents an increase of $5.8 million, or 18%, over the backlog of $32.2 million at the end of the corresponding quarter a year ago. Net sales for the third quarter of fiscal 2016 are expected to increase significantly as compared to the net sales recorded in the second quarter of fiscal 2016.

Orders in the second quarter of fiscal 2016 of $29.2 million were up $4.1 million, or 17%, compared to orders of $25.1 million in the second quarter of fiscal 2015.  Orders increased primarily in process systems and in the processed fruit and vegetable and tobacco markets.

Gross margin percentages in the second quarter of fiscal 2016 were 29.7% as compared to 26.4% for the same period in the prior year. The increases were primarily due to more efficient plant utilization and lower warranty and customer support costs. Gross margins are expected to be lower in the third quarter of fiscal 2016 as compared with the second quarter of fiscal 2016 due primarily to a less favorable product mix.

Operating expenses of $9.1 million increased approximately $0.5 million, or 6%, as compared to $8.6 million for the same period in the prior year. This increase is primarily due to charges of approximately $600,000 related to increased research and development expenditures associated with incremental consulting, contract services and personnel costs related to new product development as previously disclosed. Overall operating expenses in the third quarter of fiscal 2016 are expected to decrease slightly as compared to the second quarter of fiscal 2016.

Overall, the Company's loss from operations of $641,000 in the second quarter of fiscal 2016 improved from a loss from operations of $2.9 million in the same quarter in the prior year. The net loss for the second quarter of fiscal 2016 was $550,000, or $0.09 per diluted share.  The net loss for the corresponding three-month period in fiscal 2015 was $1.9 million, or $0.31 per diluted share.  The net loss in the most recent three-month period decreased as compared to the net loss in the comparable prior year period primarily due to increased sales and related gross margin, but was partially offset by an increase in operating expenses due to the incremental research and development charges.

First six months of fiscal 2016

In the first six months of fiscal 2016, net sales increased compared to the corresponding period in the prior fiscal year. Net sales of $53.3 million for the first six months of fiscal 2016 were $11.6 million, or 28%, higher than net sales of $41.7 million in the corresponding period a year ago. International sales were 57% of net sales for the first six months of fiscal 2016 compared to 45% in the corresponding prior year period. Net sales were up 21% in automated inspection systems, up 49% in process systems, and up 9% in parts and service. Net sales were up most significantly in the potato market and in the Europe and Asia-Pacific regions. Customer orders in the first six months of fiscal 2016 of $60.3 million were up $4.7 million, or 8%, compared to the orders of $55.6 million in the first six months of fiscal 2015. Customer orders decreased 9% in automated inspection systems, increased 23% in process systems, and increased 6% in parts and service. Orders increased primarily in Europe and primarily in the potato, processed fruit and vegetable and pharmaceutical markets.

The net loss for the first six months of fiscal 2016 was $2.2 million, or $0.36 per diluted share. The net loss for the corresponding six-month period in 2015 was $3.8 million, or $0.60 per diluted share. The decreased net loss in the more recent six-month period is primarily due to higher net sales and gross profits, partially offset by increased operating expenses due to the incremental research and development costs and restructuring charges incurred in the first half of fiscal 2016.

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

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At March 31, 2016, we had invoiced $1.2 million, compared to $1.9 million at September 30, 2015, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of March 31, 2016, the balance sheet included allowances for doubtful accounts of $252,000 as compared to $261,000 at September 30, 2015.  Amounts charged to bad debt expense for the six months ended March 31, 2016 and 2015, respectively, were $(1,000) and $(7,000).  Actual charges to the allowance for doubtful accounts for the six months ended March 31, 2016 and 2015, respectively, were $10,000 and $11,000.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable will decrease and charges for bad debts will increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At March 31, 2016, cumulative inventory adjustments to the lower of cost or market totaled $4.5 million, compared to $4.1 million at March 31, 2015.  Amounts charged to expense to record inventory at lower of cost or market for the six months ending March 31, 2016 and 2015 were $734,000 and $405,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $479,000 and $134,000 for the six months ending March 31, 2016 and 2015, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values will result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of March 31, 2016, we held $31.6 million of long-lived assets, net of depreciation and amortization.  There were no material changes during the quarter that would result in an adjustment of the carrying value for these assets. During the second quarter of fiscal 2016, our stock price declined significantly. Should these declines in our stock price remain or continue, estimates of fair value for our long-lived assets, particularly including goodwill, may not exceed, or may not significantly exceed, the carrying value of our single reporting unit. However, despite these developments, the Company's estimate of undiscounted cash flows continues to indicate that such carrying amounts are expected to be recovered. Further, the Company continues to believe that it is not more likely than not that the carrying amount of its goodwill exceeds its fair value. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of their recoverability and fair values.  Estimates of fair value employ a discounted cash flow model that takes into account (1) assumptions that market participants would use in their estimates of fair value, (2) current period actual results, and (3) budgeted results for future periods that have been vetted by senior management. The discounted cash flow model incorporates the same fundamental pricing concepts used to calculate fair value in the acquisition due diligence process and a discount rate that takes into consideration our estimated cost of capital adjusted for the uncertainty inherent in the acquisition. The market approach employs market multiples for comparable publicly traded companies. Estimates of fair value are established using current and forward multiples of both revenue and EBITDA adjusted for size and performance level relative to peer companies. As noted above, estimates of future cash flows are critical to this assessment and estimates and assumptions are required in applying the income and market approaches which by their nature have an implied degree of uncertainty. These estimates, assumptions and valuations could be adversely affected if there are significant further reductions in stock price, significantly less than estimated actual results of operations or changes in forecasted results of operations. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because it is susceptible to:  (1) significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of March 31, 2016, the balance sheet included warranty reserves of $1.9 million. Warranty charges of $1.3 million were incurred during the six-month period then ended. Warranty reserves were $1.7 million as of March 31, 2015 and warranty charges of $1.4 million were incurred during the six-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense will need to increase, warranty expense will increase and gross margins will decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At March 31, 2016, we had valuation reserves of approximately $131,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the six months ended March 31, 2016, there was no change in our valuation reserves.  There were no other material valuation allowances at March 31, 2016 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for uncertain tax positions in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2016, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

In February 2016, the FASB issued ASU 2016-02, "Leases" (Topic 842) (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 will require lessees to recognize on their balance sheet the assets and liabilities for the rights and obligations created by those leases. Lessees will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, or October 1, 2019 for the Company. Early adoption is permitted. The Company has not yet determined the effect of the adoption of ASU 2016-02 will have on its consolidated financial position, consolidated results of operations, and consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company is in the process of evaluating the impact of the adoption of this ASU.

Results of Operations

For the three months ended March 31, 2016 and 2015

Net sales increased $6.9 million, or 32%, to $28.5 million in the second quarter of fiscal 2016 from $21.6 million recorded in the corresponding quarter a year ago.  International sales for the three-month period ending March 31, 2016 were 62% of net sales compared to 42% in the corresponding prior year period.  The increase in net sales occurred primarily in Europe and the Asia-Pacific regions. Net sales increased most significantly in the potato market, partially offset by decreases in the processed fruit and vegetable market. Automated inspection systems net sales were up $1.7 million, or 20%, to $9.6 million. The increase in automated inspection system sales was primarily in belt-fed products. Net sales of process systems increased $4.7 million, or 65%, to $11.9 million in the second quarter of fiscal 2016. This increase was across most product types. Parts and service sales were $7.0 million, up $0.5 million or 9%. Automated inspection systems sales, including upgrade systems, represented 34% of net sales in the second quarter of fiscal 2016 compared to 37% of net sales in the second quarter of fiscal 2015.  Process systems sales represented 42% of net sales in the second quarter of fiscal 2016 compared to 33% during the second quarter of fiscal 2015, while parts and service sales accounted for 24% of net sales in the second quarter of fiscal 2016, compared to 30% during the second quarter of fiscal 2015. We expect net sales in the third quarter of fiscal 2016 to increase significantly as compared to the net sales reported in the second quarter of fiscal 2016 due to the higher beginning backlog for the third quarter of fiscal 2016.

Total backlog was $38.0 million at the end of the second quarter of fiscal 2016, which was $5.8 million, or 18%, higher than the $32.2 million backlog at the end of the second quarter of the prior fiscal year.  Backlog for process systems was up $3.9 million, or 23%, to $20.8 million at March 31, 2016 compared to $16.9 million at March 31, 2015.  The increase in the backlog for process systems was across most major product categories. Automated inspection systems backlog increased by $2.0 million, or 15%, to $15.4 million at the end of the second quarter of fiscal 2016 compared to $13.4 million at the same time a year ago. The increase was primarily in belt-fed products partially offset by decreases in chute-fed product lines. Backlog by product line at March 31, 2016 was 40% automated inspection systems, 55% process systems, and 5% parts and service, as compared to 42% automated inspection systems, 52% process systems, and 6% parts and service at March 31, 2015.

Orders of $29.2 million in the second quarter of fiscal 2016 were $4.1 million, or 17%, higher than the second quarter new orders of $25.1 million a year ago. Orders for process systems during the second quarter of fiscal 2016 increased $3.6 million, or 33%, to $14.4 million from $10.8 million in the comparable quarter of fiscal 2015. The increase in orders for process systems occurred across most product types. Automated inspection systems orders decreased $0.3 million, or 3%, during the second quarter of fiscal 2016 to $7.8 million compared to $8.1 million in the second quarter of fiscal 2015.  Orders for parts and service increased $0.8 million, or 14%, during the second quarter of fiscal 2016 to $7.0 million compared to $6.2 million in the second quarter of fiscal 2015. Orders were up primarily in the processed fruit and vegetable and tobacco markets.

Gross profit for the second quarter of fiscal 2016 was $8.5 million compared to $5.7 million in the corresponding period last year.  Gross margin in the second quarter of fiscal 2016, as a percentage of net sales, increased to 29.7% compared to the 26.4% reported in the corresponding quarter of fiscal 2015.  This gross margin percentage for the second quarter of fiscal 2016 was higher primarily due to more efficient factory utilization and lower warranty and customer support costs. We anticipate the gross margin percentage will be lower in the third quarter of fiscal 2016 compared to the second quarter of fiscal 2016 due primarily to a less favorable product mix.

Operating expenses of $9.1 million for the second quarter of fiscal 2016 were 31.9% of net sales compared to $8.6 million for the second quarter of fiscal 2015 and 39.8% of net sales. The amount of operating expenses was adversely affected by approximately $600,000 related to increased research and development expenditures associated with incremental consulting, contract services and personnel costs related to new product development. Total operating expenses in the third quarter of fiscal 2016 are expected to decrease slightly as compared to the second quarter of fiscal 2016.

Other expense for the second quarter of fiscal 2016 was $192,000 compared to $62,000 for the corresponding period in fiscal 2015 and increased primarily due to foreign exchange losses in the second quarter of fiscal 2016 as compared to foreign exchange gains in the prior year's second fiscal quarter, higher interest expense and higher bank charges.

The net loss for the quarter ended March 31, 2016 was $550,000, or $0.09 per diluted share.  The net loss for the corresponding period last year was $1.9 million, or $0.31 per diluted share.  The reduced net loss in the second quarter of fiscal 2016 compared to the net loss in the second quarter of fiscal 2015 was primarily the result of higher net sales and resulting higher gross profits, but was partially offset by higher operating expenses due to the incremental research and development charges incurred in the second quarter of fiscal 2016.

For the six months ended March 31, 2016 and 2015

Net sales in the first six months of fiscal 2016 increased by $11.6 million, or 28%, to $53.3 million compared to $41.7 million for the same period in fiscal 2015. The higher net sales occurred most significantly in the Europe and Asia-Pacific regions and to a lesser degree in North America. Net sales increased most significantly in the potato market, partially offset by decreases in the processed fruit and vegetable and tobacco markets. International sales for the more recent six-month period were 57% of net sales compared to 45% for the six-month period of fiscal 2015. Increases in total net sales for the first six months of fiscal 2016 compared to the same period in the prior year occurred most significantly in process systems sales which were up $7.5 million or 49%. The increase in process systems sales were across most product families. Automated inspection systems were up $3.0 million or 21%. Automated inspection system sales increased primarily in belt-fed products. Parts and service sales were up $1.1 million or 9%. Process systems represented 42% of net sales in the first six months of fiscal 2016 compared to 36% of net sales in the first six months of fiscal 2015. Automated inspection systems net sales represented 33% of net sales in the first six months of fiscal 2016, compared to 34% of net sales in the first six months of fiscal 2015. Parts and service sales were 25% of net sales in the first six months of fiscal 2016 and 30% for the first six months of fiscal 2015.

Orders for the first six months of fiscal 2016 increased $4.7 million, or 8%, to $60.3 million compared to orders of $55.6 million in the first six months of fiscal 2015. Orders for process systems increased $5.6 million, or 23%, to $30.2 million compared to $24.6 million in the first six months of fiscal 2015. Orders for process systems increased for most product lines. Orders for automated inspection systems decreased $1.7 million, or 9%, to $17.2 million compared to $18.9 million in the first six months of fiscal 2015. Orders for automated inspection systems decreased most significantly for upgrades and chute-fed product lines, partially offset by increases for belt-fed product lines. Orders for parts and service were $12.9 million, up $0.8 million, or 6%, from $12.1 million in the prior year. The increase in orders as compared to the prior year occurred particularly in the potato, processed fruit and vegetable, and pharmaceutical markets partially offset by decreases in the nuts and dried fruit and tobacco markets. Orders were up most significantly in Europe and to a lesser extent in the North America and Asia-Pacific regions.

Gross profit for the first six months of fiscal 2016 was $15.4 million compared to $11.2 million in the corresponding period last year. Gross margin for the first six months of fiscal 2016, as a percentage of net sales, was 29.0% as compared to 26.8% reported for the same period of fiscal 2015. This gross margin percentage for the first six months of fiscal 2016 increased primarily due to more effective factory utilization.

Operating expenses of $18.5 million for the first six months of fiscal 2016 were 34.7% of sales compared with $17.3 million, or 41.5%, of sales for the same period of fiscal 2015. Operating expenses for the first six months of fiscal 2016 were higher than the operating expenses for the first six months of fiscal 2015 due primarily to increased spending on research and development, higher commissions on higher net sales and restructuring charges incurred in the first quarter of fiscal 2016.

Other expense for the first two quarters of fiscal 2016 was $530,000 compared to other expense of $72,000 for the corresponding period in fiscal 2015 primarily due to foreign exchange losses in the first six months of fiscal 2016 as compared to foreign exchange gains in the first six months of fiscal 2015, higher interest expense and higher bank charges.

The income tax benefit for the first six months of fiscal 2016 was increased by $106,000, related to expenditures in fiscal 2015, due to the retroactive renewal of the research and development tax credit which occurred during the first quarter of fiscal 2016.

The net loss for the first six months of fiscal 2016 was $2.2 million, or $0.36 per diluted share. The net loss for the same period in fiscal 2015 was $3.8 million, or $0.60 per diluted share. The net loss for the first six months of fiscal 2016 decreased primarily due to higher net sales and higher gross profit, partially offset by increased operating expenses due to the incremental research and development costs and restructuring charges incurred in the first half of 2016.

Liquidity and Capital Resources

In the first six months of fiscal 2016, net cash decreased by $3.7 million to $4.0 million on March 31, 2016 from $7.7 million on September 30, 2015.  Cash used in operating activities was $2.2 million during the six months ended March 31, 2016.  Investing activities consumed $1.0 million of cash.  Financing activities used $0.6 million of cash.

Cash used in operating activities during the six months ended March 31, 2016 was $2.2 million.  For the first six months of fiscal 2016, the net loss was $2.2 million.  Non-cash items included in the net loss in the first six months of fiscal 2016, such as depreciation, amortization, deferred taxes and share-based compensation, were approximately $2.1 million.  In the first six months of fiscal 2016, changes in non-cash working capital used $2.0 million of cash in operating activities.  The major changes in current assets and liabilities using cash during the first six months of fiscal 2016 were decreases in accounts payable of $1.2 million due to the timing of payments, increases in inventory of $2.6 million due in part to the increased backlog and new product introductions, increases in prepaid expenses and other assets of $0.7 million due to the timing of payments and decreases of $0.6 million in accrued payroll liability due to the timing of payments. These uses were partially offset by increases in customer deposits of $3.0 million due to the timing of collections and shipments.

For the first six months of fiscal 2015, $0.4 million of cash was provided by operating activities, composed of a net loss of $3.8 million; non-cash items such as depreciation, amortization, deferred taxes and share-based compensation included in the net loss were $1.3 million; and changes in non-cash working capital provided $2.9 million. The primary changes in the first six months of fiscal 2016 as compared to the first six months of fiscal 2015 were the decreased net loss and increases in cash used for working capital. Significant changes in working capital included increased use of cash for accounts payable and prepaid expenses, and income tax refunds received in fiscal 2015, partially offset by decreased uses of cash for inventory.

Net cash used in investing activities was $1.0 million for the first six months of fiscal 2016 compared to net cash of $1.1 million used in investing activities for the first six months of fiscal 2015.  Cash used for investing activities in the fiscal 2016 period related entirely to capital expenditures.

Net cash used in financing activities during the first six months of fiscal 2016 was $575,000, compared with net cash used in financing activities of $569,000 during the corresponding period in fiscal 2015.  Net cash used in financing activities during the first six months of fiscal 2016 primarily resulted from $355,000 of repayments of long-term debt, and $254,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, partially offset by $25,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first six months of fiscal 2015 resulted mainly from payments on long-term debt of $369,000, payroll taxes of $331,000 paid in connection with stock surrenders related to compensatory stock awards, partially offset by $123,000 of proceeds from the issuance of common stock.

The Company's domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of a specified financial ratio. The Company's base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. The term loan bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The credit facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At March 31, 2016, the Company had no outstanding borrowings under the revolving line of credit and $1.3 million of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.1 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provisions of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate plus 1.25%. At March 31, 2016, the interest rate was 9.75%. At March 31, 2016, the subsidiary had no borrowings under the operating line. At March 31, 2016, the subsidiary had various loans outstanding under the loan agreement provision totaling €371,000 ($420,000). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017. At March 31, 2016, the subsidiary had no bank guarantees outstanding under the bank guarantee facility. Additionally, the subsidiary had a subordinated loan with another European lender of €13,000 ($15,000). The loan had a fixed interest rate of 4.99% and was paid in full in April 2016.

Our continuing contractual obligations and commercial commitments existing on March 31, 2016 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,499	$667	$4,832		$—
Interest on long-term debt (2)	732	315	417	—	—
Operating leases	4,373	1,127	1,946	993	307
Purchase obligations (3)	849	679	170	—	—
Total contractual cash obligations	$11,453	$2,788	$7,365	$993	$307

(1)
We also have $94,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixed the interest rate at 6.20%.

(3)	Purchase obligations are commitments to purchase certain materials, supplies and services which will be used in the ordinary course of business.

We anticipate that current cash balances, ongoing cash flows from operations, and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future. At March 31, 2016, we had standby letters of credit totaling $1.3 million, which includes secured bank guarantees under our domestic and European credit facilities. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposure to such risks is generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in the local currencies of those countries may increase.  As of March 31, 2016, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $70,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk on an on going basis and may enter into forward contracts to minimize such risk.  At March 31, 2016, we held a 30-day forward contract for €6.8 million ($7.7 million).

As of March 31, 2016, the U.S. dollar lost approximately 1% in value against the Euro compared to its value at September 30, 2015.  During the six-month period ended March 31, 2016, changes in the value of the U.S dollar against the Euro ranged between a 1% loss and a 6% gain as compared to the value at September 30, 2015.  Other relevant foreign currencies both gained and lost value against the U.S. dollar during the first six months of fiscal 2016.  The effect of these fluctuations on our operations and financial results during the six months ended March 31, 2016 were:

•
Translation adjustments of $98,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro-denominated balance sheets of our European subsidiaries into U.S. dollars and, to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary, and the Peso balance sheets of our Mexican subsidiaries.

•
Foreign exchange losses of $207,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

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

Interest Rate Risk.  Under our domestic credit facility, we are able to borrow at either (a) the lender’s prime rate plus 75, 100 or 125 basis points or (b) at LIBOR plus 225, 250 or 275 basis points depending on our achievement of a specified financial ratio. Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%. At March 31, 2016, we had no borrowings under these arrangements.  During the six months ended March 31, 2016, interest rates applicable to these variable rate credit facilities ranged from 2.91% to 9.75%.  At March 31, 2016, the rate was 3.19% on our domestic credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  The term loan on our headquarters building bears interest, at the Company's option, at the lender's base rate plus 175 basis points or the one-, two- or three-month LIBOR rate plus 325 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 6.20%. Long-term fixed-rate borrowings at our Belgian subsidiary bear interest at rates ranging from 2.91% to 4.99%. As of March 31, 2016, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converted our variable rate mortgage to a fixed rate mortgage.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at March 31, 2016 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 30, 2012, our board of directors approved a discretionary program to repurchase up to 500,000 shares of our outstanding common stock. The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by us and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date. At March 31, 2016, there were 429,202 shares remaining that could be repurchased under the program. There were no repurchases of common stock during the three months ended March 31, 2016.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and September 30, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six- months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three- and six- months ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2016.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	May 6, 2016	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer

Date:	May 6, 2016	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Senior Vice President and Chief Financial Officer

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE SIX MONTHS ENDED MARCH 31, 2016

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and September 30, 2015, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six- months ended March 31, 2016 and 2015, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for the three- and six- months ended March 31, 2016 and 2015, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2016 and 2015, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2016.