Form 10-K
period 2016-09-30
KEY TECHNOLOGY INC
filed 2016-12-09
CIK 906193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.
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
Yes  ☐ No  ☒
The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2016 (based on the last sale price of such shares) was approximately $30,633,844.
 There were 6,374,913 shares of the Registrant's common stock outstanding on December 2, 2016.
 DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement, dated on or about January 3, 2017, prepared in connection with the Annual Meeting of Shareholders to be held on February 8, 2017, are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2016 ANNUAL REPORT ON FORM 10-K

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

•	customer sourcing initiatives and purchasing power may adversely affect our new equipment and aftermarket sales, which could result in reduced gross margins;

•	our sales and profits may vary widely from quarter to quarter and year to year due to the timing, size and composition of major orders;

•	our operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world;

•	the failure of our independent sales representatives to perform as expected could harm our net sales;

•	our international operations subject us to a number of risks that could adversely affect our sales, operating results and growth;

•	we have made, or may make, acquisitions or enter into distribution agreements or similar business relationships that could disrupt our operations and harm our operating results;

•	fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our results of operations and financial position;

•	advances in technology by competitors may adversely affect our sales and profitability;

•	our expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase our cost of operations and reduce gross margins and profitability;

•	the failure of our suppliers to deliver quality products in a timely manner or our inability to obtain components for our products could adversely affect our operating results;

•	our dependence on certain suppliers may leave us temporarily without adequate access to raw materials, intellectual property or products;

•	the limited availability and possible cost fluctuations of materials used in our products could adversely affect our gross margins;

•	our products may suffer from defects leading to warranty claims;

•	information security breaches or business system disruptions may adversely affect our business;

•	our potential inability to attract and retain experienced management and other key personnel, or the loss of key management personnel, may adversely affect our business and prospects for growth;

•	our potential inability to protect our intellectual property, especially as we expand geographically, may adversely affect our competitive advantage;

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

We and our operating subsidiaries design, manufacture, sell and service automation equipment that processes product streams of discrete pieces to improve product safety and quality.  These systems integrate electro-optical automated inspection and digital sorting systems with other processing systems that include specialized conveying and preparation equipment. We provide parts and service for each of our product lines to customers around the world.

Net sales for the year ended September 30, 2016 were $120.0 million compared with $102.9 million for fiscal 2015 and $118.3 million for fiscal 2014.  We reported a net loss for fiscal 2016 of $0.7 million, or $0.11 per diluted share, compared with a net loss of $5.0 million, or $0.80 per diluted share, for fiscal 2015 and a net loss of $5.4 million, or $0.86 per diluted share, for fiscal 2014.  Export and international sales for the fiscal years ended September 30, 2016, 2015 and 2014 accounted for 53%, 50% and 48% of net sales in each year, respectively.  Total assets at September 30, 2016 were $96.0 million compared to $97.5 million at September 30, 2015.

Industry Background

Food Processing Industry

Our primary market is the food processing industry where we apply our processing knowledge and application expertise to help customers improve quality, increase yield and reduce cost. Our integrated sorting, conveying and other processing solutions are sold to small, medium and large-sized food processing companies for a range of specialized applications. Food processors generally experience thin profit margins and, therefore, are focused on increasing profitability and efficiency in their processing plants by improving the performance of their equipment and production lines. In addition, food processors recognize the value of new technology and continue to demand innovative equipment that improves food safety, quality, yields, operational efficiencies and productivity in their plants to achieve a competitive advantage.

Our strategy is to offer equipment that reduces reliance on manual inspection and addresses common food processing industry problems associated with high labor costs, workforce shortages, inadequate yields, inconsistent product quality and food safety.  In highly developed markets, including those in North America and Western Europe, the substitution of automated processes for manual labor is well underway.  Food processors in these regions typically appreciate the value of replacing manual labor with automated systems and look for solutions that will help maximize yields, product quality and food safety. In developing countries, interest in automation is rising as food processors in these regions increasingly strive to compete in a global economy by improving product quality and food safety.

Within the food processing industry, the greatest opportunities for automated inspection systems have been in potatoes, vegetables and fruits where the frequency and severity of foreign material and defects is highly variable, depending on the countless factors that affect harvested crops.  In addition, dried fruit and tree nuts are high value products and processors of these products increasingly demand inspection and automation to increase profitability. We believe that many additional applications for our automated inspection systems exist in other food processing markets as well.

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

Other important markets within the food processing industry are fruits and vegetables, including both fresh-cut produce and processed products that may ultimately be canned or frozen for institutional and retail customers. Because foreign material and product defects plague these field-harvested products, digital sorting enhances the quality and safety of the product while improving yields and reducing labor costs.  Our principal fruit and vegetable markets are fresh, frozen, canned and dehydrated green beans, corn, carrots, peas, onions, berries, cranberries, pears and peaches, as well as ready-to-eat fresh-cut salads.

We also offer a comprehensive suite of products that address the dried fruit and nut market which includes digital sorters and mechanical grading systems.  Nut processors strive to produce various products (shelled or unshelled) that are free of foreign material, extraneous vegetative matter and out-of-specification nuts to maximize the value of their product.

We believe that selected areas of the food processing industry will continue to present opportunities for growth in new and existing insertion points in our core markets and other potential adjacencies.  Additionally, food processing companies are facing pressure to improve product quality and safety while maintaining or reducing prices for their own products. As a result, equipment and processing methods that can meet those objectives and offer lower production costs or increased yields have become strategically important to food manufacturers throughout the world.  We believe we are well positioned to help satisfy the needs of the food processing industry.

Cyclical and seasonal fluctuations in the potato, fruit and vegetable processing industries cause us to experience volatility in order and shipment volumes. Cyclicality is experienced over multiple years and is generally dependent upon economic cycles and fluctuations of capital spending levels in the food processing industry.  Orders and shipments are seasonal for this industry and tend to be lower during our first two fiscal quarters of the year than during the second half of the fiscal year.  Other, less seasonal markets that are served by the company include snack, bakery, dairy and poultry products, as well as non-food markets.

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

In fiscal 2016, the pharmaceutical and nutraceutical industry, which is served by our pharmaceutical product line, SYMETIX®, also represented less than 5% of our net sales.  SYMETIX’s optical inspection systems for softgels and tablets remove defects and foreign capsules and tablets from the product stream.  These systems are of interest to brand owners, product manufacturers and contract packers looking to ensure product quality while reducing labor costs. We also own a 15% non-controlling interest in Proditec SAS. Proditec, headquartered in Pessac, France, is a manufacturer of automated, solid dose pharmaceutical inspection systems based on machine vision technology.

Products

The following table sets forth sales by product category for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2016		2015		2014
Automated inspection systems	$38,620	32%	$37,529	36%	$55,829	47%
Process systems	52,339	44%	37,768	37%	34,580	29%
Parts and service	29,081	24%	27,628	27%	27,849	24%
Net sales	$120,040	100%	$102,925	100%	$118,258	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service.

The following table sets forth the percent of total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2016	2015	2014
Automated inspection systems	32%	34%	48%
Process systems	34%	26%	16%
Parts and service	34%	40%	36%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and remove defects and foreign material from the product stream and help processors improve quality and increase the value of their end product. Key offers a wide range of digital sorters that accommodate throughputs of less than 1000 kg to more than 20 metric tons of product per hour. We tailor each sorter around the product characteristics and production objectives of each processor to achieve the optimal mechanical configuration, sensors, sensor positions, lighting, product handling subsystems and intelligent software.  Our sophisticated sensors, coupled with proprietary algorithms, recognize color, size, shape, structural properties and chemical composition to detect the widest range of visible and invisible defects.

Depending on the needs of each application, our sorters can be designed with a combination of cameras and lasers to detect and remove a wide variety of defects and foreign material, which is an important contributor to food safety. Cameras are often best at distinguishing color, size, shape, texture and density, while lasers and multi-spectral sensors are better at detecting foreign material. Hyperspectral imaging recognizes the unique chemical characteristics of objects, which allows it to detect invisible defects and foreign material, such as high concentrations of sugar in potatoes, and easily differentiate nut meat from nut shells.

In September 2015, the Company introduced the all-new VERYX® family of digital sorters with the launch of our first VERYX chute-fed sorter, followed by the launch of our first VERYX belt-fed sorter in August 2016. This family of belt-fed and chute-fed sorters offers high-performance capabilities for fresh, frozen and dried vegetables and fruits, processed potato products, nuts and other products. The innovative mechanical architecture and intelligent decision-making help maintain optimal performance while minimizing operator interaction. VERYX advancements include sustained all-sided surface inspection and multi-sensor Pixel Fusion™ that, together with the highest resolution cameras and laser sensors available on a digital sorter, enable VERYX to achieve new levels of foreign material and product defect removal. Advanced auto-learn, self-adjusting capabilities and recipe-driven operation offer enhanced ease-of-use. Available in a range of inspection widths, VERYX is designed to satisfy food processors with small to very large production capacity requirements. VERYX was deliberately designed as a modular, configurable, and flexible platform to serve as the intelligent core of an entire suite of digital sorting solutions, able to support a broad range of applications and processing needs.

VERYX complements our belt-fed sorters, Optyx®, Tegra® and Manta®, used primarily in the fresh and frozen fruit, vegetable and potato products market segments, and our chute-fed sorters, Taurys™, Spyder®, Python and Cayman®, which are well-suited for sorting nuts, dried fruits and frozen fruits and vegetables. Our other automated inspection systems include Veo™, an optical sorter designed specifically for seed corn; VitiSort® for red wine grapes; DateSort™ for dates; Tobacco Sorter™ systems used in tobacco threshing and primary processing; and ADR® automatic defect removal systems used in the potato strip industry.

In January 2015, the Company introduced Information Analytics, a suite of software capabilities embedded within our digital sorters that enable the collection, analysis and sharing of data across the food processor’s enterprise. Equipped with Information Analytics, the sorter continuously collects and stores a variety of information about the sort process and the product flowing through the sorter to drive more intelligent sorting or generate customized statistical reports. It helps food processors better manage raw materials and optimize processes upstream and downstream of the sorter in addition to improving the sorter’s accept/reject decisions.

Software-driven intelligence, such as our Sort-to-Grade™ technology for potato strip processing, continues to extend the value of sorting. Sort-to-Grade allows sorters to grade defects and length by count, accepting or rejecting each strip to control the quality of the output to a defined grade, as defined by the processor.

We also offer automated inspection equipment for solid dose pharmaceuticals and nutraceuticals through our SYMETIX pharmaceutical product line. Available in a range of sizes, VeriSym® sorting systems inspect the color, size and shape of tablets and softgels and automatically remove defects and foreign tablets or softgels from the product stream at rates of up to 1,000,000 tablets or capsules per hour.  These inspection systems help product manufacturers and contract packers ensure the quality of their finished product and are designed to replace batch processing systems historically used in this industry.

We have a large installed base of automated inspection systems, which we support with upgrades to extend the life of the equipment and enable customers to continue operating at peak performance as technology advances.  Upgrades often provide customers with a less capital intensive alternative to acquiring new automated inspection systems.

Process Systems

Conveying and processing equipment are utilized worldwide throughout many industries to move and process product within a production plant.  The process systems group includes standard and custom designed equipment that conveys, dewaters, transfers, distributes, aligns, feeds, meters, separates, grades, cleans, washes and polishes products. Our Smart Shaker® vibratory solutions, which include Iso-Flo®, Impulse® and Horizon™ systems, combine a wide variety of processing functions and vibratory conveying with gentle material handling.  Rotary sizing and grading systems, and SYMETIX equipment for pharmaceuticals and nutraceuticals, complete our conveying and processing equipment product line.

In January 2015, the Company introduced the Iso-Flo family of vibratory conveyors with optional monobeam construction. The innovative monobeam frame is made of a single support structure, which enables the frame and spring arms to be tucked completely under the conveyor bed to ease sanitation and improve equipment hygiene. This monobeam architecture can be used on distribution shakers with side discharges as well as transfer shakers, collection shakers, feed shakers and inspection shakers.

Our mechanical sizing, sorting, separating and grading equipment is also used in many food processing and fresh vegetable packing operations.  These rotary sizing and grading technologies can remove oversized, undersized and small irregular-shaped pieces of product from the line or separate product into predetermined size categories.  Additionally, this equipment can remove field debris, broken pieces, seeds, juice, fines, and other targeted material.

Preparation Systems.  We design and manufacture systems to prepare a wide range of food products prior to cooking, freezing, canning, or other types of processing.  Equipment in this group includes air cleaners, air coolers, vegetable metering and blending systems and bulk handling equipment.  This equipment represents our most mature product line.  Sales of these solutions over the years have formed a customer base for sales of our other solutions and are also establishing a new customer base in developing markets.  Preparation system revenues include sales of a variety of third-party supplied equipment and installation services, which are sold as components of larger, integrated processing lines, for which we have assumed turn-key sales responsibility.  In addition, we maintain an agreement with ABCO Industries to sell its thermal processing equipment through our distribution channels.

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

Parts and Service

We have a large installed base of inspection and processing systems, which generates potential business for our parts, service and training programs.  Our PROliance™ suite of support services, parts, protection plans and training solutions provides spare parts and post-sale field and telephone-based repair services to support our customers’ routine maintenance requirements and seasonal equipment startup and winterization processes.  Our field service personnel are close to customers around the world, enabling quick response time and regional technical support.  We typically provide incidental system installation support services in the sale price of select systems, principally automated inspection systems.

RemoteMD™. RemoteMD is a real-time condition monitoring and diagnostics analysis tool for G6 optical sorters - Manta, Optyx and Tegra - as well as G6 ADR systems and our new VERYX sorters. RemoteMD permits us to proactively monitor the condition of the customer’s system, assesses the status, and alert the customer if problems are detected. By automating monitoring and diagnosis, RemoteMD provides detailed information to our service technicians, which increases the first-time fix-rate, reduces in-plant service calls, speeds resolution time and enhances customer productivity. We offer three distinct levels of RemoteMD services as part of our comprehensive protection plans - SelectPRO, PlusPRO and PremierPRO.  Each of the three protection plans is sold via annual subscription.

Online Training. This program provides customers with an interactive multimedia curriculum covering selected optical inspection systems and vibratory conveyors.  The flexible, web-based program offers a wide variety of self-paced training modules designed for operators, maintenance personnel, sanitation crews, supervisors and others working with this equipment.  Our online training program includes modules that cover VERYX, Optyx, Manta and Tegra sorters, ADR systems, Iso-Flo vibratory conveyors and a variety of industry-related compliance topics.

Research and Development

At September 30, 2016, our research and development department had 51 employees who conduct new product research and development and sustaining engineering for released products.  Our technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

In fiscal 2016, our research and development expenses were approximately $10.6 million, compared to $9.6 million in fiscal 2015 and $11.6 million in fiscal 2014.

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

Sales and Marketing

We market our equipment worldwide both directly and through independent sales representatives.  Sales by independent sales representatives generally account for between 20% and 30% of our annual consolidated net sales.  In the United States, we operate a sales office in Walla Walla, Washington.  Our international sales offices are: Key Technology B.V. and Visys N.V., which provide sales and service to European, Middle Eastern, Indian, and African customers ("EMEIA"); Key Technology Australia Pty Ltd., which provides sales and service to customers primarily in Australia and New Zealand; and Productos Key Mexicana S. de R.L. de C.V., which provides sales and service to customers in Mexico, and Central and South America. We have Innovation & Solution Centers in the United States in Walla Walla, Washington and Sacramento, California. Internationally, we have Innovation & Solution Centers in Beusichem, The Netherlands, Dandenong, Australia and Hasselt, Belgium. We supply equipment from both of our product groups - automated inspection systems and process systems - to customers in our primary markets through common sales and distribution channels.  In addition, we supply parts and service through our worldwide service organization.

Sales of most exports of products manufactured in the United States for shipment into international markets, other than Europe, have been denominated in U.S. dollars.  Sales of products in Europe are typically denominated in Euros.  As we expand our international operations, transactions denominated in the local currencies of other countries may increase.  In connection with our export and international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices of our products in local currencies in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding domestic and international sales is set forth in Note 16 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2016.

During fiscal 2016, sales to ConAgra Foods, Inc. represented approximately 19% of total net sales. During fiscal 2015 and 2014, sales to McCain Foods Limited represented 11% and 10% of total net sales, respectively.  While we believe that our relationship with these customers is satisfactory, the loss of either of these customers could have a material adverse effect on our revenues and results of operations.  Each of these customers represents a group of plants under common control.  Generally, purchasing decisions for these customers are made at the individual plant level, which may diversify the concentration of risk.

Backlog

Our backlog as of September 30, 2016 and September 30, 2015 was approximately $40.4 million and $30.7 million, respectively.  We schedule production based on firm customer commitments and forecasted requirements.  We include in backlog only those customer orders for which we have accepted purchase orders, or the equivalent.

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

Intellectual Property

We currently hold 42 United States patents on various features of our products issued from 1998 through fiscal 2016, and 62 other national patents issued by other countries.  The first of these patents will expire in fiscal 2017.  Although we consider our patents to be important to our business, we believe these expirations will not have a significant effect. Of the numbers above, eighteen patents were issued in fiscal 2016.  As of December 2, 2016, 16 U.S. patent applications and 61 other foreign national patent applications were pending.  We had 72 registered trademarks and one pending application for trademarks as of the same date.

We also attempt to protect our trade secrets and other proprietary information through proprietary information agreements and security measures with employees, consultants and others.  The laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Employees

At September 30, 2016, we had 579 full-time employees, including 341 in manufacturing and project engineering, 51 in research and development, 140 in marketing, sales and service, and 47 in general administration and finance.  A total of 168 employees are located outside the United States.  We also use temporary contract employees, which improves our ability to adjust manpower in response to changing demand for our products.  Of the total number of employees at September 30, 2016, eight were contract employees.  None of our employees in the United States are represented by a labor union.  The employees located at our facility in Beusichem, The Netherlands are represented by the Small Metal Union.  We have never experienced a work stoppage, slowdown or strike.

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

We may be affected by the continuing uncertainties associated with certain countries in the European Union.  If global economic and market conditions, or economic, political and financial market conditions in Europe, the United States or other key markets, remain uncertain or deteriorate, our customers may respond by suspending, delaying or reducing their capital expenditures, which may adversely affect our sales, cash flows and results of operations.  Furthermore, such conditions may cause our customers to experience increased difficulty in obtaining credit to finance purchases of our products and may affect the ability of our suppliers to provide goods and materials to us on a consistent and timely basis which may adversely affect our operations.

On June 23, 2016, the United Kingdom held a non-binding advisory referendum in which voters voted for the UK to exit the European Union (“Brexit”). In November of 2016, the United States elected a new president. These events could result in changes in trade policy, market volatility or currency exchange rate fluctuations. Uncertainty in markets may cause our customers and potential customers to delay or reduce spending on our products or services. Any of these effects, among others, could negatively impact our business, results of operations and financial condition.

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

Our future success and growth is dependent upon our ability to develop, manufacture, market, and sell products and services in certain food processing markets as well as to introduce new products into other existing and potential markets. There is no assurance that we will be able to introduce new products, or platforms such as VERYX, in accordance with our anticipated release dates or that new products will achieve market acceptance. The ultimate commercial success of a product depends upon various factors, many of which are not under our control. Customers have become increasingly concerned about their return on investment, energy conservation, sanitation and food safety, and market solutions need to be cognizant of these considerations. There can be no assurance that we can successfully and profitably penetrate these potential markets or expand into new international markets with our current or future products. In addition, new product introductions and enhancements of existing products may reduce demand for our existing products or delay purchases by customers awaiting arrival of our new products. As new or enhanced products are introduced, we must successfully manage the transition from existing products. Difficulties that arise in managing the transition from our older products to our new or enhanced products could result in additional costs and deferred or lost revenue. There are also inherent risks in developing new technologies, entering new markets, and expanding in our existing markets including:

•	length of time and cost for development of these technologies and markets;

•	our ability to bring new solutions to the market in a timely manner and maintain a competitive advantage;

•	our ability to transition our production processes to meet increased demand for new products;

•	development of the technological capability to address the requirements and performance specifications of new and existing markets;

•	our ability to obtain new technology from third parties when we cannot cost-effectively develop these technologies ourselves;

•	our ability to manufacture our products in various geographies may affect our success in certain new markets;

•	our ability to design products for ease of manufacturability and service;

•	increased dependence on sole source providers of integral components for new products;

•	our ability to design and manufacture products for configurability, modularity and cost-effectiveness;

•	our ability to manufacture and sell our new products at sustainable gross margins;

•	our ability to effectively train and develop personnel on new production, sales and service methods;

•	product reliability issues related to both new technology and adaptation of existing products to operate in new or rugged operating environments at customer sites;

•	reliability, quality or operability problems with high capacity products or products with new technology;

•	design or manufacturing flaws that may lead to increased product liability or warranty claims; and

•	failure to meet performance specifications, which could damage our profitability and the reputation of our products.

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

Consolidation by our competitors could increase competition in the food processing equipment industry, and consolidation by our food processing industry customers could increase their purchasing power, both of which could reduce our sales and profitability.

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

Customer sourcing initiatives and purchasing power may adversely affect our new equipment and aftermarket sales, and could result in reduced gross margins.

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

Our sales and profits may vary widely from quarter to quarter and year to year due to the timing, size and composition of major orders.

The length of our sales cycle and the timing of our significant orders depend on a number of factors over which we may have little or no control, including the size and complexity of a potential order, the level of competition that we encounter in our sales activities, and our current and potential customers' internal budgeting and approval process. In addition, the industries we serve, particularly the potato market, have buying patterns that vary greatly between fiscal years. As a result, we may expend significant effort and resources over a long period of time in an attempt to obtain an order, but ultimately not obtain the order, or the order ultimately received may be smaller than anticipated. In addition, if the timing of these orders is delayed from one quarter to the next or from one year to the next, we may also experience fluctuations in our quarterly and annual sales and operating results. Our orders from different customers vary from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower orders in subsequent quarters. In addition to timing, the composition and product mix of orders received may result in lower margins than anticipated and may therefore adversely affect our gross margins in subsequent quarters. Due to the resulting fluctuations, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. These fluctuations in orders will result in fluctuations in our annual operating results. Additionally, operating margins may be adversely affected by a reduction in sales or changes in product mix, and we may not be able to reduce our costs in a timely manner to adjust for the difference between actual and forecasted sales.

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

Sales by independent sales representatives generally account for between 20% and 30% of our consolidated net sales. If our independent sales representatives fail to market, promote and sell our products adequately, our business will be adversely affected. Our independent sales representatives could reduce or discontinue sales of our products, sell competitors' product lines, or may not devote adequate resources to selling our products in the volumes and within the time frames that we expect, any of which could adversely affect our sales and net earnings. In addition, our reliance on independent sales representatives may reduce our visibility into demand and pricing issues.

Our international operations subject us to a number of risks that could adversely affect our sales, operating results and growth.

We conduct business outside the United States, which subjects us to the risks inherent in international operations. In fiscal 2016, our international sales represented approximately 53% of our consolidated net sales, compared to approximately 50% of our consolidated net sales in fiscal 2015. Risks inherent in international operations include the following:

•	unexpected changes in regulatory and certification requirements;

•
restrictive governmental actions (such as restrictions on the transfer or repatriation of funds and trade protection measures, including export duties and quotas, customs duties and tariffs, or trade barriers erected by either the United States or other countries where we do business);

•	sanctions imposed by the United States which may affect our ability to do business in foreign countries but may not necessarily affect our competitors;

•	currency restrictions and exchange rate fluctuations;

•	scrutiny of foreign tax authorities which could result in significant fines, penalties and additional taxes;

•	changes in import or export licensing requirements;

•	longer payment cycles;

•	transportation delays due to port shutdowns, capacity overloads, varying customs requirements and other factors beyond our control;

•	competitive pricing that we may experience internationally;

•	challenges in implementing cost effective operating and manufacturing strategies in varied geographic regions;

•	difficulties in implementing effective internal financial and operating controls;

•	challenges in meeting customer requirements in different operating environments;

•	challenges in meeting customer needs in different regions due to regional differences in products and processes;

•	inability to globalize solutions for our global customers;

•	economic downturns, civil disturbances or political instability;

•	geopolitical turmoil, including terrorism or war;

•	difficulties and costs of staffing and managing geographically disparate operations;

•	more stringent employment regulations and local labor conditions;

•	laws and business practices favoring local companies;

•	limitations on our ability under local law to protect our intellectual property;

•	changes in domestic and foreign tax rates and laws; and

•	difficulties in obtaining sales representatives and servicing products in foreign countries, which may adversely affect sales in those countries.

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

The rapidly changing needs of the markets for our products demand constant innovation. Competitors may be able to adapt or develop technologies to create or enhance product offerings that directly compete with our products. Advances in technology may also remove some barriers to market entry, enabling additional competitors to enter our markets. These innovations could cause our products to become less competitive or obsolete, leading to a decrease in our sales and profits, or potentially causing us to take an impairment charge, either of which would have a material adverse effect on our business and financial condition. There can be no assurance that we will be able to continue to develop new products to compete effectively in the future.

Our expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase our cost of operations and reduce gross margins and profitability.

Our growth strategy includes expansion into new product and geographic markets, complex projects and applications, and integrated product offerings to provide turnkey solutions to customers. As a result, we may encounter new types of competition and be required to develop new sales channels. Successful development of new markets and market adjacencies requires us to understand the unique requirements and differentiated customer needs of these markets, and to develop our infrastructure to respond to these demands. Development of such markets and turnkey solutions is likely to require sustained investment, increase our cost of sales, reduce our gross margins to the extent products purchased from others are integrated into our product offerings, reduce margins due to competition or market conditions, and result in overall reduced profitability. We are also likely to encounter technical challenges and increased costs related to the integration of products from multiple vendors, acquisition and integration of intellectual property from multiple vendors, adaptation and installation of products in larger and more complex plants, ensuring product performance in more difficult operating environments, and meeting unfamiliar customer requirements and performance specifications. Such expansion into new markets and increased project complexity could increase demands on our operations and resources, which may impact our ability to timely supply our customers with the services and solutions they have requested. Despite rigorous testing and quality processes, newly developed or enhanced products or solutions may encounter challenges during or after their initial introduction or installation. We may also encounter increased warranty costs, performance issues and liability risks from products we sell but do not manufacture.

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

We rely on third-party domestic and foreign suppliers for certain raw materials. Several of these suppliers are the single source of the raw material or supply products that are the intellectual property of the supplier. As we develop new and more technologically advanced products, our reliance on single source providers or their intellectual property may increase. We do not have long-term contracts with any supplier. In addition, as we develop new products and technological solutions, we may become more dependent on sole source providers. We may be adversely affected in the event that these suppliers cease operations, cease doing business with us or if pricing terms become less favorable. The loss of a key vendor may force us to purchase our necessary raw materials and components in the open market, which may not be possible or may be at higher prices, until we could secure another source. There is no assurance that the terms of any subsequent supply arrangements we may enter into would be as favorable as the supply arrangements we currently have in place. If we are unable to replace a key supplier, we may face delays in delivering finished products, which could have an adverse effect on our sales, financial performance and reputation.

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

We rely on our information technology infrastructure and management information systems to effectively run our business. We may be subject to information security breaches caused by illegal hacking, computer viruses, or acts of vandalism or terrorism. Our security measures may not detect or prevent such breaches. Any such compromise to our information security could result in a misappropriation of our cash or other assets; an interruption in our operations; the unauthorized publication of our confidential business or proprietary information; the unauthorized release of customer, vendor, or employee data; the violation of privacy or other laws; and the exposure to litigation, any of which could harm our business and operating results. Any disruption occurring with our management information systems may cause significant business disruption, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, and otherwise run our business. Any disruption occurring with these systems may have a material adverse effect on our operating results.

Our potential inability to attract and retain experienced management and other key personnel, or the loss of key management personnel, may adversely affect our business and prospects for growth.

Our success depends in part on the skills and experience of our executives and key employees. The loss of services of such employees could adversely affect our business until suitable replacements can be found. In addition, our corporate headquarters is located in Walla Walla, Washington, a small, relatively remote geographic location. We also have facilities in Beusichem, The Netherlands and Hasselt, Belgium which are also in small, relatively remote geographic locations. Additionally, our operations require that we have a number of service and sales personnel working remotely from wide geographic regions, which may create logistical and recruitment challenges. As such, there may be a limited number of individuals locally with the requisite skill and experience, and we have from time-to-time experienced difficulty recruiting individuals from larger metropolitan areas. The seasonal and cyclical nature of our business may also adversely affect our ability to attract suitable replacements.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own or lease the following properties:

Location	Purpose	Square Feet	Owned or Leased	Lease Expires	Renewal Period
Walla Walla, Washington	Corporate office, manufacturing, research and development, sales and marketing, administration	173,000	Owned	n/a	n/a
Walla Walla, Washington	Customer Visitor Center, equipment demonstration facility	31,500	Leased	2020	One five-year renewal period
Redmond, Oregon	Manufacturing, research and development, administration	19,000	Leased	2022	Two five-year renewal periods
Beusichem, The Netherlands	Manufacturing, sales and marketing, administration	45,000	Leased	2020	Five years
Beusichem, The Netherlands	Warehouse	11,000	Leased	2020	Five years
Hasselt, Belgium	Manufacturing, research and development	19,500	Leased	2019	Every Three years
Hasselt, Belgium	Customer Visitor Center, equipment demonstration facility; sales and marketing, administration	25,000	Leased	2025	Annual thereafter

We also lease office space for sales and service, and other activities, in Walla Walla, Washington; Sacramento, California; Dingley, Australia; and Querétaro, Mexico.

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

Market Information

Shares of our common stock are quoted on The NASDAQ Global Market under the symbol “KTEC”.  The following table shows the high and low sales prices per share of our common stock, as reported on NASDAQ, by quarter for the two most recent fiscal years ending September 30, 2016:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2016
First Quarter	$12.20	$8.08
Second Quarter	$10.44	$6.25
Third Quarter	$9.97	$6.88
Fourth Quarter	$12.98	$8.92

Fiscal year ended September 30, 2015
First Quarter	$14.10	$12.25
Second Quarter	$13.41	$12.42
Third Quarter	$13.30	$12.55
Fourth Quarter	$13.16	$10.72

We had approximately 1,417 beneficial owners of our common stock, of which 294 are of record, as of December 2, 2016.

We have not historically paid dividends on our common stock.  The board of directors presently intends to continue its policy of retaining earnings for reinvestment in our operations.

Issuer Purchases of Equity Securities

The following table provides information about purchases made by us or on our behalf during the quarter ended September 30, 2016 of equity securities registered by us under Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2016	—	—	—
August 1-31, 2016	109	$10.15	—
September 1-30, 2016	—	—	—
Total	109	$10.15	—	429,202 (2)

(1)	Includes shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under our employee stock incentive plans. The shares were subsequently canceled.

(2)
We initiated a new stock repurchase program effective May 30, 2012.  We were authorized to purchase up to 500,000 shares of our common stock under the program.   The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by us and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC., THE RUSSELL MICROCAP INDEX, AND PEER GROUP

	2011	2012	2013	2014	2015	2016
Key Technology, Inc.	$100.00	$85.66	$122.12	$117.17	$104.07	$97.35
Russell Microcap Index	100.00	136.25	180.02	185.02	188.08	213.41
Peer Group	100.00	101.78	157.48	169.33	162.70	224.74

PEER GROUP: Cognex Corporation, Perceptron, Inc., Flir Systems, Inc., John Bean Technologies Corporation, Tomra Systems, Inc., Isra Vision AG.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2016 has been derived from our audited consolidated financial statements.  The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto as provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

		Fiscal Year Ended September 30,
		2016	2015	2014	2013	2012
		(in thousands, except per share data)
	Statement of Operations Data:
	Net sales	$120,040	$102,925	$118,258	$136,783	$115,174
	Cost of sales	83,994	74,111	83,961	90,739	79,339
	Gross profit	36,046	28,814	34,297	46,044	35,835
	Operating expenses	36,195	36,185	42,309	40,213	34,867
	Gain (loss) on disposition of assets	(1)	13	7	42	(15)
	Income (loss) from operations	(150)	(7,358)	(8,005)	5,873	953
	Other income (expense)	(1,004)	(621)	(242)	(460)	(359)
	Earnings (loss) before income taxes	(1,154)	(7,979)	(8,247)	5,413	594
	Income tax (benefit) expense	(457)	(2,960)	(2,834)	1,402	145
	Net earnings (loss)	$(697)	$(5,019)	$(5,413)	$4,011	$449
Earnings (loss) per share	– basic	$(0.11)	$(0.80)	$(0.86)	$0.69	$0.08
	– diluted	$(0.11)	$(0.80)	$(0.86)	$0.69	$0.08
	Cash dividends per share	$—	$—	$—	$—	$—
Shares used in per share calculation	– basic	6,332	6,295	6,295	5,836	5,390
	– diluted	6,332	6,295	6,295	5,855	5,399
	Balance Sheet Data:
	Cash and cash equivalents and short-term investments	$10,491	$7,726	$9,741	$17,601	$23,755
	Working capital	36,105	34,831	38,203	42,338	44,136
	Property, plant and equipment, net	13,789	14,799	16,652	17,259	18,370
	Total assets	95,984	97,546	98,345	114,624	86,354
	Current portion of long-term debt	587	705	804	871	364
	Long-term debt, less current portion	4,565	5,149	4,733	5,612	4,833
	Shareholders' equity	62,994	62,737	68,168	73,125	59,430

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We and our wholly-owned subsidiaries design, manufacture and sell process automation systems integrating electro-optical inspection, sorting and process systems. We manufacture products in Walla Walla, Washington; Redmond, Oregon; Beusichem, The Netherlands; and Hasselt, Belgium.

Overview

Sales increased $17.1 million, or 16.6%, to $120.0 million for the year ended September 30, 2016 compared with $102.9 million for fiscal 2015, while orders increased $13.9 million, or 12.2%, in fiscal 2016 compared with fiscal 2015.  We reported a net loss for fiscal 2016 of $0.7 million, or $0.11 per diluted share, compared with a net loss of $5.0 million, or $0.80 per diluted share, for fiscal 2015.  The net loss decreased in fiscal 2016 compared to fiscal 2015 as a result of higher sales and gross profits and flat operating expenses of $36.2 million, or 30.2% of net sales, compared to $36.2 million, or 35.2% of net sales, for fiscal 2015.  Net sales were up most significantly in process systems as well as in the potato market and in Europe, North America and the Asia-Pacific region. The increase in gross margins to 30.0% in fiscal 2016 from 28.0% in fiscal 2015 reflects more effective plant utilization and lower warranty and customer support costs.

Orders for fiscal 2016 were $128.7 million as compared to $114.8 million in the prior year. Orders were up most significantly in the potato market, offset by decreases in the tobacco market. Orders for automated inspection systems decreased 0.3%, process system orders increased 31%, and parts and service orders increased 2% in fiscal 2016 compared to the prior fiscal year. Backlog at September 30, 2016 increased 31%, or $9.7 million, to $40.4 million compared to the $30.7 million reported at the end of fiscal 2015. A majority of the backlog is scheduled to ship in the second and third quarters of fiscal 2017.

An important part of our overall strategic plan has been to significantly increase our market share in the EMEIA region, which includes Europe, the Middle East, India and Africa. In 2016, EMEIA orders in euros exceeded the prior year record level by 26%, creating another new order record year for the region. Orders in EMEIA over the last two fiscal years have increased by 66%. The increase in orders occurred in all of our core markets, most significantly in processed potatoes. We believe continued stable growth in the EMEIA region helps to mitigate the concentration and cyclical risks in the North American region.

In September 2015, we officially introduced VERYX®, our optical sorting platform. For the past two years, we have been working extensively in the field with VERYX in North America and Europe, with both on-going beta site testing at selected customer sites and sold installations. Customer responses have been very positive and supportive.

To help ensure our success in effectively serving our global customer base, Key’s new VERYX platform has been carefully designed for manufacturability, serviceability, cost, configurability, modularity, and flexibility. The highly-configurable, modular VERYX design enables each system to be specifically tailored around the product characteristics and production objectives of each processor with optimal sensors, sensor positions, lighting, separation and ejection systems, product handling, and software. In addition, systems are easily upgradable in the field with enhancing configurations of cameras, lasers, hyperspectral sensors and other technologies as customer requirements evolve over time.

The VERYX platform has been released for targeted applications within our core markets of processed potatoes, processed fruit and vegetables, and nuts and dried fruits. During fiscal 2016, we won orders for Veryx chute and belt-fed systems into all three of these markets. Veryx belt-fed orders received during the fourth quarter included significant multiple system wins at several strategic potato processing customer sites in Europe. We began shipping VERYX to customers in late fiscal 2016, and we will continue to release VERYX for additional capacities and applications throughout fiscal 2017.

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

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At September 30, 2016, we had invoiced $1.7 million, compared to $1.9 million at September 30, 2015, for which we have not recognized revenue.

Allowances for doubtful accounts.  We have established allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by using an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each using Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of September 30, 2016, the balance sheet included allowances for doubtful accounts of $266,000 as compared to $261,000 at September 30, 2015.  Amounts charged to bad debt expense for fiscal 2016 and 2015 were $18,000 and $23,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2016 and 2015 were $14,000 and $147,000, respectively.  If we were to experience actual bad debt expense in excess of estimates, or if estimates were adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, using just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by using inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2016, cumulative inventory adjustments to lower of cost or market totaled $5.1 million compared to $4.2 million as of September 30, 2015.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2016 and 2015 were $2.2 million and $1.0 million, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $1.4 million and $679,000 for fiscal 2016 and 2015, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2016, we held $30.3 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of September 30, 2016, the balance sheet included warranty reserves of $1.9 million, while $3.2 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $2.3 million as of September 30, 2015 and warranty charges of $3.6 million for the fiscal year then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2016, we had valuation reserves of approximately $197,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods. During fiscal 2015, our valuation reserves were reduced by $54,000 due to the expiration of capital loss carryforwards. During fiscal 2014, we recorded net additional valuation reserves of $5,000 related to capital loss carry forwards. In addition, we reversed offsetting amounts of approximately $46,000 of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to the utilization of net operating loss carry forwards in Europe in fiscal 2014. As these amounts were offsetting, these charges had no effect on net earnings. During fiscal 2016, we recorded net additional reserves of $67,000 related to tax carry forwards in foreign jurisdictions that we believe will not be utilized during the carryforward period.  There were no other material valuation allowances at September 30, 2016 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to use these assets.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  At September 30, 2016, we had reserves of $95,000 for estimated tax exposures.  During fiscal 2016 and 2015, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In fiscal 2016, income tax expense was reduced by approximately $106,000 for additional research and development tax credits related to expenditures incurred in fiscal 2015 due to the permanent renewal of the tax credit retroactive to January 1, 2015. During fiscal 2015, the research and development tax credit was renewed for a one-year period retroactive to January 1, 2014. In fiscal 2015, income tax expense was reduced by approximately $305,000 for additional research and development tax credits related to expenditures incurred during fiscal 2014.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). The previous standard required entities to measure inventory at the lower of cost or market, with market defined as net realizable value or replacement cost. ASU 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company does not anticipate that it will have a material effect on its financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2018 and may be adopted prospectively or retrospectively. Early adoption is permitted, but the Company has not elected to do so. The Company does not expect its adoption to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 will require lessees to recognize the assets and liabilities for the rights and obligations created by their leases on their balance sheet. Lessees will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has not yet determined the effect that adoption of ASU 2016-02 will have on its consolidated financial position and consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not anticipate that adoption of this ASU will materially impact its results of operations.

Comparison of Fiscal 2016 to Fiscal 2015
	Fiscal Year Ended September 30,
	2016	2015	Change $	Change %
	(in thousands)
Statement of Operations Data
Net sales	$120,040	$102,925	$17,115	16.6
Gross profit	36,046	28,814	7,232	25.1
Operating Expenses:
Sales and marketing	16,389	17,037	(648)	(3.8)
Research and development	10,615	9,560	1,055	11.0
General and administrative	8,070	8,104	(34)	(0.4)
Amortization	1,121	1,484	(363)	(24.5)
Total operating expense	36,195	36,185	10	—
Gain (loss) on disposition of assets	(1)	13	(14)	(107.7)
Income (loss) from operations	(150)	(7,358)	7,208	(98.0)
Other income (expense)	(1,004)	(621)	(383)	61.7
Income tax expense (benefit)	(457)	(2,960)	2,503	(84.6)
Net earnings (loss)	$(697)	$(5,019)	$4,322	(86.1)
Balance Sheet Data
Cash and cash equivalents	$10,491	$7,726	$2,765	35.8
Accounts receivable	14,024	14,836	(812)	(5.5)
Inventories	30,687	31,297	(610)	(1.9)
Other Data (unaudited)
Orders for year ended September 30	128,749	114,758	13,991	12.2
Backlog at fiscal year end	40,370	30,746	9,624	31.3

Results of Operations

Fiscal 2016 compared to Fiscal 2015

Net sales for the year ended September 30, 2016 were $120.0 million, a 17% increase from the $102.9 million reported for fiscal 2015. International sales for fiscal 2016 were 53% of net sales and 50% in fiscal 2015. The increase in net sales occurred most significantly in Europe, North America and the Asia-Pacific region.  Sales in our automated inspection systems product line increased $1.1 million, or 3%, to $38.6 million in fiscal 2016, accounting for 32% of total revenues, compared to $37.5 million in fiscal 2015, or 36% of total revenues.  Process systems sales in fiscal 2016 were $52.3 million, a 39% increase from the $37.8 million reported for fiscal 2015.  Sales of process systems accounted for 44% of total revenues in fiscal 2016 compared to 37% in fiscal 2015.  The increase in process systems sales was across most process system equipment product lines. Sales of process systems were favorably impacted by several large integrated solutions projects shipped during fiscal 2016. Parts and service sales increased over the prior year by $1.5 million, or 5%, to $29.1 million compared to $27.6 million in fiscal 2015.  Parts and service sales represented 24% of sales in fiscal 2016 and 27% in fiscal 2015.

Orders increased 12%, or $13.9 million, to $128.7 million in fiscal 2016 from the $114.8 million of new orders received in fiscal 2015.  Backlog at September 30, 2016 increased 31% to $40.4 million compared to the $30.7 million reported at the end of fiscal 2015. The increase in orders was primarily in Europe and North America, partially offset by decreases in Latin America and the Asia-Pacific region. Orders increased most significantly in the potato market, and to a lesser degree in the nuts and dried fruit market. These increases were partially offset by decreases in the tobacco market.  The order mix for the more recent year changed from fiscal 2015.  For fiscal 2016, automated inspection systems orders decreased by $0.2 million, or 0.3%, representing 34% of order volume in fiscal 2016 compared to 38% in the prior year. This decrease occurred primarily for chute-fed and upgrade products, mostly offset by increases in belt-fed products.  Orders for process systems increased by $13.5 million, or 31%, and represented 44% of order volume in fiscal 2016 compared to 38% in the prior year.  The increase in orders for process systems occurred across most process system product lines. Parts and service orders increased from the prior year by $0.7 million, or 2%, and represented 22% and 24% of orders in fiscal 2016 and fiscal 2015, respectively.

Automated inspection systems backlog was up $5.5 million, or 35%, to $21.0 million at the end of fiscal 2016 compared to $15.5 million at the same time a year ago. The increase in backlog for automatic inspection systems was across most product lines. Backlog for process systems was up $4.7 million, or 36%, to $17.7 million at the end of fiscal 2016 compared to $13 million at the same time a year ago. The increase in the backlog for process systems was across most process systems product lines. Backlog by product line at September 30, 2016 was 52% automated inspection systems, 44% process systems, and 4% parts and service, compared to 51% automated inspection systems, 42% process systems, and 7% parts and service at September 30, 2015. A majority of the backlog is scheduled to ship in the second and third quarters of fiscal 2017.

Gross profit increased to $36.0 million for fiscal 2016 compared to $28.8 million in fiscal 2015, or 30.0% and 28.0% of net sales, respectively.  The principal reasons for the increase in the gross profit margin percentage was due to more effective factory utilization and lower warranty and customer support costs.

Sales and marketing expense in fiscal 2016 decreased to $16.4 million compared to $17.0 million spent in fiscal 2015.  As a percentage of sales, sales and marketing expense decreased to 13.7% of sales in fiscal 2016 from 16.6% of sales in fiscal 2015.  The primary reason for the sales and marketing expense decrease was due to cost reduction initiatives that began in the prior year and reduced marketing costs related to new product roll outs.

Research and development expense increased $1.1 million to $10.6 million, or 8.8% of sales, in fiscal 2016 from $9.6 million, or 9.3% of sales, in fiscal 2015, due to higher spending on research and development projects and field testing of the new VERYX platform.

General and administrative expense in fiscal 2016 was $8.1 million or 6.7% of sales for the year, compared to $8.1 million or 7.9% of sales for fiscal 2015.  The primary reason for the decrease as a percentage of sales in spending was the result of increased sales.

Other income and expense was an expense of $1.0 million for fiscal 2016 compared to $621,000 of expense for fiscal 2015.  In fiscal 2016, we recognized foreign exchange losses of $275,000, net of the effects of forward contracts settled during the year, compared with exchange losses of $155,000 in fiscal 2015. Other income and expense was also unfavorably affected by higher interest expense and bank charges, partially offset by favorable changes in the fair market value of derivatives.

The effective tax rate for the Company was a tax benefit rate of 39.6% in fiscal 2016 compared to a tax benefit rate of 37.1% in fiscal 2015. The effective tax rate for fiscal 2016 was affected by the research and development credits recorded in fiscal 2016, including $106,000 of additional research and development tax credits related to fiscal 2015 recorded in fiscal 2016 due to changes in tax law during fiscal 2015 to retroactively and permanently renew the research and development tax credit. The effective tax rate in fiscal 2015 was favorably affected by $305,000 due to similar changes in tax law.

The net loss in fiscal 2016 was $0.7 million, or $0.11 per diluted share, compared to a net loss of $5.0 million, or $0.80 per diluted share, in fiscal 2015.  The principal reasons for the decrease in the net loss for fiscal 2016 compared to fiscal 2015 were higher net sales and gross profits and lower operating expenses in relation to net sales. The Company expects to return to profitability in fiscal 2017.

Fiscal 2015 compared to Fiscal 2014

Net sales for the year ended September 30, 2015 were $102.9 million, a 13% decrease from the $118.3 million reported for fiscal 2014. International sales for fiscal 2015 were 50% of net sales and 48% in fiscal 2014. The decrease in net sales occurred most significantly in North America.  Sales in our automated inspection systems product line decreased $18.3 million, or 33%, to $37.5 million in fiscal 2015, accounting for 36% of total revenues, compared to $55.8 million in fiscal 2014, or 47% of total revenues. The decrease in automated inspection system sales was principally in the processed fruit and vegetable market, as well as the nuts and dried fruit and belt-fed products for the seed corn markets, offset by an increase in the pharmaceutical market. The decrease in automated inspection system sales was across most of our product lines. These decreases were caused by several factors, including abnormally high capital investments by our customers in prior years, a shift in current capital investment to other geographies and other areas of the manufacturing process, the drought in California, and foreign exchange rates.  Process systems sales in fiscal 2015 were $37.8 million, a 9% increase from the $34.6 million reported for fiscal 2014.  Sales of process systems accounted for 37% of total revenues in fiscal 2015 compared to 29% in fiscal 2014.  The increase in process systems sales was across most process system equipment product lines. Parts and service sales decreased over the prior year by $0.2 million, or 1%, to $27.6 million compared to $27.8 million in fiscal 2014.  Parts and service sales represented 27% of sales in fiscal 2015 and 24% in fiscal 2014.

Orders increased 4%, or $4.3 million, to $114.8 million in fiscal 2015 from the $110.5 million of new orders received in fiscal 2014.  Backlog at September 30, 2015 increased 70% to $30.7 million compared to the $18.1 million reported at the end of fiscal 2014. The increase in orders was primarily in the Europe and Asia-Pacific regions, partially offset by decreases in North America. Orders increased most significantly in the potato market, and to a lesser degree in the pharmaceutical and tobacco markets. These increases were partially offset by decreases in the processed fruit and vegetable and nuts and dried fruit markets.  The order mix for the more recent year changed from fiscal 2014.  For fiscal 2015, automated inspection systems orders decreased by $6.1 million, or 12%, representing 38% of order volume in fiscal 2015 compared to 45% in the prior year. This decrease occurred in almost all automated product inspection lines, but primarily in belt-fed products.  Orders for process systems increased by $10.6 million, or 33%, and represented 38% of order volume in fiscal 2015 compared to 29% in the prior year.  The increase in orders for process systems occurred across most process system product lines. Parts and service orders decreased from the prior year by $0.2 million, or 1%, and represented 24% and 25% of orders in fiscal 2015 and fiscal 2014, respectively.

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

Liquidity and Capital Resources

Fiscal 2016

For fiscal 2016, net cash increased by $2.8 million to $10.5 million on September 30, 2016 from $7.7 million on September 30, 2015.  Cash provided by operating activities during fiscal 2016 was $5.8 million.  Investing activities consumed $2.3 million of cash.  Financing activities used $888,000 of cash.

Cash provided by operating activities during fiscal 2016 was $5.8 million.  For fiscal 2016, the net loss was $0.7 million.  Non-cash items included in the net loss for fiscal 2016, such as depreciation, amortization and share-based compensation, were approximately $5.8 million.  In fiscal 2016, changes in non-cash working capital provided $0.7 million of cash in operating activities. The major changes in current assets and liabilities providing cash in fiscal 2016 were increases in customer deposits of $4.4 million related to increased orders and backlog, decreases of prepaid and other current costs of $0.9 million due to the timing of payments, and decreases in accounts receivable of $0.7 million related to the timing of shipments and collections. These sources of cash were offset by uses of cash for decreases in accounts payable of $3.4 million due to the timing of purchases and related payments, decreases in other accrued liabilities of $1.0 million related to the timing of payments including customer purchase plans, and reductions in accrued payroll liabilities and commissions due to the timing of payrolls.

For fiscal 2015, $48,000 of cash was used by operating activities, composed of net loss of $5.0 million, non-cash items such as depreciation, amortization and share-based compensation included in net earnings of $4.5 million, and changes in non-cash working capital of $0.5 million. The primary changes in fiscal 2016 as compared to fiscal 2015 were a lower net loss and related changes in deferred taxes, decreases in cash used for working capital items such as accounts receivable and inventory, and higher customer deposits, partially offset by decreases in accounts payable and other accrued liabilities and the timing of tax refunds and deductions.

Cash used in investing activities totaled $2.3 million during fiscal 2016, which primarily consisted of capital expenditures.  Capital expenditures were primarily for information systems hardware and software and equipment and manufacturing equipment.

Cash used in financing activities totaled $0.9 million in fiscal 2016. During fiscal 2016, $0.7 million of cash was used for recurring payments on long term debt and the term loan facility. Cash of $256,000 was used for exchanges of shares for statutory tax withholding. There were $49,000 of proceeds from the issuance of common stock for option exercises and employee stock purchases. Short-term borrowings provided $2.0 million of cash during fiscal 2016, which was all repaid during fiscal 2016.

The Company's domestic credit facility provides for a maximum borrowing of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of specified financial ratios. The Company's base lending rate option will be the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option will be LIBOR plus 2.25%, 2.50% or 2.75%. At September 30, 2016, the interest rate would have been 3.28% based on the lowest of the available alternative rates. The term loan facility bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The lending facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At September 30, 2016, the Company had no outstanding borrowings under the revolving line of credit and $220,000 of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit facility with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.0 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provision of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At September 30, 2016, the interest rate was 9.75%. At September 30, 2016, the subsidiary had no borrowings under the operating line. At September 30, 2016, the subsidiary had various loans outstanding under the loan agreement provision totaling €0.2 million ($0.3 million). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017.

We anticipate that current cash balances, ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future.  Cash provided by operating activities was $5.8 million in fiscal 2016, and cash used in operating activities was $48,000 and $3.7 million in fiscal years 2015 and 2014, respectively.  We had no material commitments for capital expenditures at September 30, 2016.

Prior Years - Fiscal 2015 and 2014

For fiscal 2015, net cash decreased by $2.0 million to $7.7 million on September 30, 2015 compared to $9.7 million on September 30, 2014.  We used $48,000 in cash in operating activities, used $2.1 million in investing activities and $0.3 million was provided by financing activities.

Cash used in operating activities during fiscal 2015 was $48,000.  For fiscal 2015, the net loss was $5.0 million.  Non-cash items included in the net loss for fiscal 2015, such as depreciation, amortization and share-based compensation, were approximately $4.5 million.  In fiscal 2015, changes in non-cash working capital provided $0.5 million of cash in operating activities. The major changes in current assets and liabilities providing cash during fiscal 2015 were an increase in accounts payable of $4.9 million due to the timing of purchases and related payments, decreases in income tax receivables of $2.8 million due to tax refunds received from net operating loss carry backs and increases of $1.2 million in customer deposits related to the timing of orders and collection. These sources of cash were offset by uses of cash from a $5.7 million increase in inventories related to the increased backlog and increases in accounts receivable of $2.8 million due to the timing of shipments and related collections.

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

Contractual Obligations

Our continuing contractual obligations and commercial commitments existing on September 30, 2016 are as follows:

		Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$5,152	$587	$4,565	$—	$—
Interest on long-term debt (2)	571	299	272	—	—
Operating leases	5,105	1,253	2,165	1,009	678
Purchase obligations(3)	508	508	—	—	—
Total contractual cash obligations	$11,336	$2,647	$7,002	$1,009	$678

(1)
We also have $95,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixes the interest rate at 6.20%.

(3)	Purchase obligations are commitments to purchase certain materials and supplies which will be used in the ordinary course of business.

At September 30, 2016, we had standby letters of credit totaling $220,000, which includes secured bank guarantees under our domestic and European credit facilities.  If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposures to such risks are generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in local currencies of these countries may increase.  As of September 30, 2016, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $85,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets. We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2016, we held a 30-day forward contract for €5.2 million ($5.9 million).

As of September 30, 2016, the U.S. dollar lost approximately 1% in value against the Euro compared to its value at September 30, 2015.  During the twelve-month period ended September 30, 2016, changes in the value of the U.S. dollar against the Euro ranged between a 6% gain and a 2% loss as compared to the value at September 30, 2015.  The U.S. dollar gained in value against the British pound and Mexican peso but lost in value against the Australian dollar and Canadian dollar during fiscal 2016.  The effect of these fluctuations on our operations and financial results in fiscal 2016 were:

•
Translation adjustments of $42,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of our European subsidiaries into U.S. dollars, and to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary and Peso balance sheets of our Mexican subsidiaries.

•
Foreign exchange losses of $275,000, net of the effects of forward contracts settled during the year, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

When the U.S. dollar strengthens on the world markets, our market and economic outlook for international sales could be adversely affected as products sold to international customers become relatively more expensive to those customers.  Conversely, a relatively weaker U.S. dollar makes our U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially more profitable to us when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive.  Our Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company. These imports from the U.S. are expected to decrease in the future. Our Belgian-based subsidiary also transacts business primarily in Euros and has significant exports to the U.S.-based parent Company which are expected to decrease in the future.

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate plus 75, 100 or 125 basis points or (b) at LIBOR plus 225, 250 or 275 basis points depending on our achievement of a specified financial ratio.  Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%.  At September 30, 2016, we had no borrowings under these arrangements.  During the year ended September 30, 2016, interest rates applicable to these variable rate credit facilities ranged from 3.19% to 9.75%.  At September 30, 2016, the rate was 3.3% on our domestic credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  The term loan facility on our headquarters bears interest at the Company's option, at the lender's base lending rate plus 175 basis points or the one-,two- or three-month LIBOR rate plus 325 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 6.20%. Long-term fixed borrowings at our Belgian subsidiary bear interest rates ranging from 2.91% to 3.98%.  As of September 30, 2016, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate term loan facility into a fixed rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. (an Oregon corporation) and subsidiaries (the “Company”) as of September 30, 2016 and 2015, and the related consolidated statements of operations, statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 9, 2016

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND 2015
(In thousands)
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,491	$7,726
Trade accounts receivable, net of allowance for doubtful accounts of $266 and $261, respectively	14,024	14,836
Inventories	30,687	31,297
Deferred income taxes	3,934	3,972
Income tax receivable	59	65
Prepaid expenses and other assets	3,226	4,043
Total current assets	62,421	61,939
PROPERTY, PLANT AND EQUIPMENT, Net	13,789	14,799
DEFERRED INCOME TAXES	3,001	2,917
INTANGIBLES, Net	5,149	6,221
INVESTMENT IN PRODITEC	1,127	1,127
GOODWILL	10,277	10,223
OTHER ASSETS	220	320
TOTAL	$95,984	$97,546
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2016 AND 2015
(In thousands, except shares)
	2016	2015
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,381	$10,800
Accrued payroll liabilities and commissions	4,932	5,452
Customers' deposits	9,139	4,712
Accrued customer support and warranty costs	2,197	2,618
Income tax payable	—	2
Current portion of long-term debt	587	705
Customer purchase plans	1,124	1,506
Other accrued liabilities	956	1,313
Total current liabilities	26,316	27,108
LONG-TERM DEBT	4,565	5,149
DEFERRED INCOME TAXES	1,761	2,144
OTHER LONG TERM LIABILITIES	348	408
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock-no par value; 45,000,000 shares authorized; 6,403,870 and 6,381,804 issued and outstanding at September 30, 2016 and 2015, respectively	34,237	32,676
Warrants, no par value; 0 and 250,000 issued and outstanding at September 30, 2016 and 2015, respectively	—	665
Retained earnings	30,548	31,245
Accumulated other comprehensive income (loss)	(1,791)	(1,849)
Total shareholders' equity	62,994	62,737
TOTAL	$95,984	$97,546
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2016
(In thousands, except per share data)
	2016	2015	2014
NET SALES	$120,040	$102,925	$118,258
COST OF SALES	83,994	74,111	83,961
Gross profit	36,046	28,814	34,297
OPERATING EXPENSES:
Sales and marketing	16,389	17,037	18,721
Research and development	10,615	9,560	11,564
General and administrative	8,070	8,104	10,286
Amortization of intangibles	1,121	1,484	1,738
Total operating expenses	36,195	36,185	42,309
GAIN (LOSS) ON DISPOSITION OF ASSETS	(1)	13	7
LOSS FROM OPERATIONS	(150)	(7,358)	(8,005)
OTHER INCOME (EXPENSE):
Royalty income	81	66	38
Interest income	—	12	32
Interest expense	(382)	(273)	(276)
Reclassification from Other comprehensive income	(25)	(4)	—
Foreign exchange gain (loss)	(275)	(155)	105
Other, net	(403)	(267)	(141)
Total other income (expense)-net	(1,004)	(621)	(242)
Loss before income taxes	(1,154)	(7,979)	(8,247)
Income tax benefit	(457)	(2,960)	(2,834)
Net loss	$(697)	$(5,019)	$(5,413)
LOSS PER SHARE - Basic	$(0.11)	$(0.80)	$(0.86)
LOSS PER SHARE - Diluted	$(0.11)	$(0.80)	$(0.86)
SHARES USED IN PER SHARE CALCULATION - Basic	6,332	6,295	6,295
SHARES USED IN PER SHARE CALCULATION - Diluted	6,332	6,295	6,295
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE YEARS ENDED SEPTEMBER 30, 2016
(Dollars in thousands)

	2016	2015	2014
Net loss	$(697)	$(5,019)	$(5,413)
Other comprehensive income (loss):
Foreign currency translation adjustment	63	(2,534)	(1,365)
Unrealized changes in fair value of derivatives	—	(7)	44
Reclassification adjustment for changes in fair value of derivatives included in net earnings	25	4	—
Income tax (expense) benefit related to items of comprehensive income (loss)	(30)	863	449
Total comprehensive loss	$(639)	$(6,693)	$(6,285)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2016
(Dollars in thousands)
	Common Stock
	Shares	Amount	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2013	6,168,654	$30,086	$665	$41,677	$697	$73,125
Net loss	—	—	—	(5,413)	—	(5,413)
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $464	—	—	—	—	(901)	(901)
Unrealized changes in value of derivatives, net of tax expense of $15	—	—	—	—	29	29
Tax benefits from share-based payments	—	(15)	—	—	—	(15)
Share based payments	—	1,448	—	—	—	1,448
Issuance of stock upon exercise of stock options	5,000	56	—	—	—	56
Issuance of stock for Employee Stock Purchase Plan	6,013	68	—	—	—	68
Stock grants - performance-based	95,522	—	—	—	—	—
Stock grants - employment-based	75,013	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(16,968)	(229)	—	—	—	(229)
Stock forfeitures and retirements	(25,691)	—	—	—	—	—
Balance at September 30, 2014	6,307,543	31,414	665	36,264	(175)	68,168
Net loss	—	—	—	(5,019)	—	(5,019)
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $862	—	—	—	—	(1,672)	(1,672)
Unrealized changes in value of derivatives, net of tax benefit of $2	—	—	—	—	(5)	(5)
Reclassification for changes in fair value of derivatives included in net earnings, net of tax expense of $1	—	—	—	—	3	3
Tax benefits from share-based payments	—	(4)	—	—	—	(4)
Share based payments	—	1,454	—	—	—	1,454
Issuance of stock upon exercise of stock options	10,000	96	—	—	—	96
Issuance of stock for Employee Stock Purchase Plan	5,003	55	—	—	—	55
Stock grants - performance-based	65,284	—	—	—	—	—
Stock grants - employment-based	84,108	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(26,753)	(339)	—	—	—	(339)
Stock forfeitures and retirements	(63,381)	—	—	—	—	—
Balance at September 30, 2015	6,381,804	32,676	665	31,245	(1,849)	62,737
Net loss				(697)		(697)
Comprehensive income - foreign currency translation adjustment, net of tax expense of $21					42	42
Reclassification for changes in fair value of derivatives included in net earnings, net of tax expense of $9					16	16
Tax benefits from share-based payments		(50)				(50)
Warrants forfeited		665	(665)			—
Share based payments		1,153				1,153
Issuance of stock for Employee Stock Purchase Plan	6,314	49	—	—	—	49
Stock grants - performance-based	63,257		—	—	—	—
Stock grants - employment-based	117,104		—	—	—	—
Restricted stock surrendered in payment of taxes	(25,058)	(256)	—	—	—	(256)
Stock forfeitures and retirements	(139,551)		—	—	—	—
Balance at September 30, 2016	6,403,870	$34,237	$—	$30,548	$(1,791)	$62,994
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2016
(In thousands)
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(697)	$(5,019)	$(5,413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reclassification from Other comprehensive income	25	4	—
(Gain) loss on disposition of assets	1	(13)	(7)
Foreign currency exchange (gain) loss	275	155	(105)
Depreciation and amortization	4,828	5,266	5,346
Share based payments	1,146	1,485	1,445
Excess tax benefit from share based payments	(18)	(16)	(41)
Deferred income taxes	(439)	(2,459)	(33)
Change in fair value of derivatives	(72)	—	—
Deferred rent	7	12	14
Bad debt expense	18	23	163
Changes in assets and liabilities:
Trade accounts receivable	732	(2,772)	4,701
Inventories	199	(5,732)	548
Prepaid expenses and other current assets	931	470	240
Income taxes receivable	6	2,807	(2,802)
Accounts payable	(3,402)	4,881	(462)
Accrued payroll liabilities and commissions	(561)	(198)	(3,295)
Accrued customer support and warranty costs	(423)	113	(618)
Income taxes payable	(58)	(10)	(444)
Other accrued liabilities	(1,044)	58	(708)
Customers' deposits	4,388	1,184	(2,244)
Intangible assets	(33)	—	—
Other	4	(287)	(1)
Cash provided by (used in) operating activities	5,813	(48)	(3,716)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	32	12	25
Purchases of property, plant, and equipment	(2,283)	(2,067)	(3,107)
Cash used in investing activities	(2,251)	(2,055)	(3,082)
			(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2016
(In thousands)
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to short-term borrowings	2,000	—	—
Repayments of short-term borrowings	(2,000)	—	—
Payments on long-term debt	(699)	(4,867)	(871)
Proceeds from issuance of long-term debt	—	5,300	—
Proceeds from issuance of common stock	49	151	124
Excess tax benefits from share based payments	18	16	41
Exchange of shares for statutory withholding	(256)	(339)	(229)
Cash provided by (used in) financing activities	(888)	261	(935)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	91	(173)	(127)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,765	(2,015)	(7,860)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	7,726	9,741	17,601
CASH AND CASH EQUIVALENTS, END OF YEAR	$10,491	$7,726	$9,741
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$403	$266	$287
Cash paid (refunded) during the period for income taxes	$29	$(3,274)	$438

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES:
Expiration of warrants	$665	$—	$—

See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2016

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill and Other Intangibles—The Company has only one reporting unit, and the estimated fair value of the Company approximates the market value of the Company.  The Company performed its annual assessment on July 31, 2016 and determined that there has been no impairment of goodwill due to the fair value of the reporting unit exceeding its carrying amount.  The fair value of the Company was calculated based on the market capitalization of the Company as of July 31, 2016.

Other intangibles are amortized over the estimated useful lives of the related assets, which are between 3 to 16 years.  Management evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Amortization of other intangibles was $1,121,000, $1,484,000, and $1,738,000 for the years ended September 30, 2016, 2015, and 2014, respectively (see Note 2).

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

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2016	2015
Beginning Balance	$2,255	$2,151
Warranty costs incurred	(3,210)	(3,604)
Warranty expense accrued	2,880	3,784
Translation adjustments	7	(76)
Ending balance	$1,932	$2,255

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

Termination Costs—In fiscal 2016, the Company incurred approximately $680,000 in costs related to restructuring charges, the majority of which related to termination benefits. These costs were expensed as operating expenses in fiscal 2016.

In fiscal 2015, the Company announced certain cost reduction initiatives. As a result, the Company incurred approximately $390,000 in costs related to the reduction in workforce, the majority of which relates to termination benefits. Approximately $143,000 and $247,000 of these costs were expensed as cost of goods sold and operating expenses, respectively, in fiscal 2015.

In fiscal 2014, the Company announced certain cost reduction initiatives. As a result, the Company incurred approximately $1.2 million in costs related to the reduction in workforce, the majority of which relates to termination benefits. Approximately $750,000 and $450,000 of these costs were expensed as cost of goods sold and operating expenses, respectively, in fiscal 2014.

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

	For the year ended September 30, 2016
	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss available to common shareholders	$(697)	6,332	$(0.11)
Effect of dilutive securities:
Common stock options	—	—
Warrants	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(697)	6,332	$(0.11)

	For the year ended September 30, 2015
	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss available to common shareholders	$(5,019)	6,295	$(0.80)
Effect of dilutive securities:
Common stock options	—	—
Warrants	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(5,019)	6,295	$(0.80)

	For the year ended September 30, 2014
	Loss	Shares	Per-Share Amount
Basic EPS:
Net loss available to common shareholders	$(5,413)	6,295	$(0.86)
Effect of dilutive securities:
Common stock options	—	—
Warrants	—	—
Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(5,413)	6,295	$(0.86)

The weighted average number of diluted shares does not include potential common shares which are anti-dilutive.  The following potential common shares were not included in the calculation of diluted EPS as they were anti-dilutive:

	For the year ended September 30,
	2016	2015	2014
Common shares from:
Assumed exercise of stock options	—	—	10,000
Warrants	—	250,000	250,000

The restrictions on stock grants may lapse between October 2016 and December 2018. The warrants expired in March 2016 and there were no warrants exercised.

Comprehensive Income (loss)—In fiscal 2016 and 2015, the Company reclassified losses of $25,000 and $4,000, respectively, for accumulated changes in the fair value of derivatives from Other Comprehensive Income to the results of operations in Other Income (expense). This reclassification was related to the Company entering into a new credit agreement with another domestic lender. As a result, the interest rate swap with the previous lender has been novated. The fair value of the previous interest rate swap will be amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it is no longer designated as a hedge.

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

Warrants—As part of the acquisition of Visys in fiscal 2013, the Company issued 250,000 warrants. The warrants could be exercised within three years after the date of issue at a price per share of $11.78 as stated in the acquisition agreement. One-half of the warrants could be exercised following the first anniversary of the closing date and the other half following the second anniversary of the closing date. The warrants could be exercised for cash or on a cashless basis. The warrants expired unexercised during fiscal 2016.

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

Litigation—The Company acquired Visys N.V. in fiscal 2013 which was subject to litigation proceedings in Belgium and the Netherlands for alleged patent infringement and unfair competition claims seeking lost profits damages, procedural costs and other damages. The cumulative amount of claims was in excess of €12.75 million. In fiscal 2014, the Company and Visys N.V. entered into a Settlement Agreement with Tomra Systems ASA and Tomra Sorting N.V. (formerly BEST N.V.) resolving all litigation related to alleged infringement of intellectual property rights owned by Tomra Sorting N.V. and Visys N.V., including all patent claims, trademark claims, counterclaims, invalidity proceedings, patent entitlement proceedings, and unfair competition claims. Under the Settlement Agreement, the parties settled all such disputes and waived all future rights of action related to the subject matter of the pending proceedings, which were withdrawn from the relevant court dockets. The Company recorded an expense related to the settlement of approximately $550,000 before tax in fiscal 2014.

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

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). The previous standard required entities to measure inventory at the lower of cost or market, with market defined as net realizable value or replacement cost. ASU 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods therein. The Company does not anticipate that it will have a material effect on its financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This ASU will be effective for the Company beginning in its first quarter of fiscal year 2018 and may be adopted prospectively or retrospectively. Early adoption is permitted, but the Company has not elected to do so. The Company does not expect its adoption to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases" (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 will require lessees to recognize the assets and liabilities for the rights and obligations created by their leases on their balance sheet. Lessees will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has not yet determined the effect that the adoption of ASU 2016-02 will have on its consolidated financial position and consolidated results of operations.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not anticipate that the adoption of this ASU will materially impact its results of operations.

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

 The Company had the following intangible assets (in thousands):

	September 30, 2016
	Cost	Net Book Value	Amortization Life (Years)
Patents and developed technologies	$17,517	$4,627	3 to 16
Trademarks and trade names	864	477	8
Customer relationships	432	45	4

	$18,813	$5,149

	September 30, 2015
	Cost	Net Book Value	Amortization Life (Years)
Patents and developed technologies	$17,435	$5,297	3 to 16
Trademarks and trade names	858	581	8
Customer relationships	429	152	4
Non-compete agreements	1,373	191	3

	$20,095	$6,221

Amortization expense for the next five fiscal years is expected to be approximately:

Year Ended September 30,	(In thousands)

2017	$864
2018	819
2019	819
2020	812
2021	497
Thereafter	1,338
Total	$5,149

As of September 30, 2016, the Company had $10.3 million of goodwill which is not being amortized.  There were no changes to goodwill, other than foreign translation adjustments, during the fiscal years ended September 30, 2016 and 2015.

3.	TRADE ACCOUNTS RECEIVABLE
 Trade accounts receivable consist of the following (in thousands):

	September 30,
	2016	2015
Trade accounts receivable	$14,290	$15,097
Allowance for doubtful accounts	(266)	(261)
Total trade accounts receivable, net	$14,024	$14,836

Amounts charged to bad debt expense for fiscal 2016, 2015, and 2014 were $18,000, $23,000, and $163,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2016, 2015, and 2014 were $14,000, $147,000, and $30,000, respectively.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2016	2015
Purchased components and raw materials	$11,690	$14,291
Work-in-process and sub-assemblies	12,191	9,769
Finished goods	6,806	7,237
Total inventories	$30,687	$31,297

At September 30, 2016 and 2015, respectively, cumulative inventory adjustments to lower of cost or market totaled $5.1 million and $4.2 million.  Amounts charged to cost of goods sold to record inventory at lower of cost or market were $2.2 million for fiscal 2016, $1.0 million for fiscal 2015, and $1.5 million for fiscal 2014.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $1.4 million, $0.7 million, and $1.0 million for fiscal 2016, 2015, and 2014, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2016	2015
Land and land improvements	$2,596	$2,596
Buildings and improvements	8,999	8,938
Manufacturing equipment	14,421	13,479
Computer equipment and software	21,242	20,865
Office equipment, furniture and fixtures	2,465	2,514
Construction in progress	205	245
	49,928	48,637
Accumulated depreciation	(36,139)	(33,838)
Total property, plant and equipment, net	$13,789	$14,799

Depreciation expense was $3.6 million, $3.8 million, and $3.6 million for fiscal 2016, 2015, and 2014, respectively.

6.	INVESTMENT IN PRODITEC

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

As of September 30, 2016, the Company's non-controlling interest in Proditec had a carrying value of approximately $1.1 million and the fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.	FINANCING AGREEMENTS

The Company's domestic credit facility provides for a maximum borrowing of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of specified financial ratios. The Company's base lending rate option will be the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option will be LIBOR plus 2.25%, 2.50% or 2.75%. At September 30, 2016, the interest rate would have been 3.28% based on the lowest of the available alternative rates. The term loan facility bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The lending facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At September 30, 2016, the Company had no outstanding borrowings under the revolving line of credit and $220,000 of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit facility with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.0 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provision of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At September 30, 2016, the interest rate was 9.75%. At September 30, 2016, the subsidiary had no borrowings under the operating line. At September 30, 2016, the subsidiary had various loans outstanding under the loan agreement provision totaling €233,000 ($263,000). The fixed interest rates on these loans ranged from 2.91% to 3.98%. The loans mature between November 2016 and November 2017.

Principal payments on long-term debt are as follows:

Year Ended September 30,	(In thousands)
2017	$587
2018	4,565
Total	$5,152

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt at September 30, 2016 approximates its carrying value.

8.	DERIVATIVE INSTRUMENTS

The Company uses derivative instruments as risk management tools but does not use derivative instruments for trading or speculative purposes.  A hedge is effective if changes in the fair value of the derivative contract are highly correlated with changes in the underlying hedged item at inception of the hedge and over the life of the hedge contract.  To the extent the interest rate swap is effective, changes in the fair value will be recognized in Other Comprehensive Income over the term of the derivative contract.  To the extent the interest rate swap is not effective, changes in the fair value will be recognized in earnings.

At September 30, 2016, the Company had an interest rate swap with a notional amount of $4.9 million that fixes the interest rate on its LIBOR-based variable rate mortgage at 6.20%.  At September 30, 2016, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Consolidated Balance Sheet was $177,000.  There were gains of $72,000 and losses of $40,000 recognized as part of net earnings in the Consolidated Statement of Operations related to the swap agreement during the fiscal years ended September 30, 2016 and September 30, 2015 as the interest rate swap was not designated as a hedge due to its ineffectiveness. The interest rate swap matures in July 2018.  The fair value of a previous interest rate swap is being amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it is no longer designated as a hedge. As a result, in fiscal 2016 and 2015, the Company amortized $25,000 and $4,000, respectively, of losses from Other Comprehensive Income into net earnings.  During fiscal 2016 and 2015, the Company recorded $132,000 and $117,000, respectively, as interest expense related to the interest rate swaps reflecting actual interest payments and settlements on the interest rate swaps.

At September 30, 2016, the Company had a one-month undesignated forward exchange contract for €5.2 million ($5.9 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $157,000 were recorded for forward exchange contracts in the year ended September 30, 2016 in Other income (expense) on the Company’s Consolidated Statement of Operations.  The gains on the Company’s forward exchange contracts are generally offset by losses recorded on the underlying assets or liabilities held in foreign currencies.  At September 30, 2016, the Company had liabilities of $96,000 for settlements under these forward contracts in Other accrued liabilities on the Company’s Consolidated Balance Sheet.  At September 30, 2015, the Company had no liabilities under these forward contracts on the Company’s Consolidated Balance Sheet.

9.	FAIR VALUE MEASUREMENTS

Fair value measurements are classified under the following hierarchy:

•	Level 1 – Quoted prices for identical instruments in active markets.

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

	Fair Value Measurements at September 30, 2016 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(177,000)	—	$(177,000)
Forward exchange contracts	—	—	—	—

At September 30, 2016, the Company had long-term debt of approximately $5.2 million.  The Company’s long-term debt is recorded at historical cost, and the Company has not elected to fair value such financial instruments.  The estimated fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

10.	LEASES

The Company has a leased sales facility in Walla Walla, Washington.  The lease expires in 2020, with one five-year renewal option.  The Company has the option to purchase the facility at any time over the rental period for $1.5 million declining to $1.4 million during the remaining lease term.  The Company has a leased operating facility in Oregon under a lease that expires in 2022, with two five-year renewal options.  The Company has leased an operating facility in The Netherlands under a lease that expires in 2020, with a five-year renewal option and a leased warehouse facility under a lease that expires in 2020 with a five-year renewal option. The Company has a leased operating facility in Belgium under a lease that expires in 2019, with renewal options every three-years thereafter and a leased office facility under a lease that expires on 2025 with annual renewal periods. The Company also has leased office space for sales and service and other activities in California, Australia, Mexico, and other leased facilities in Walla Walla.  The Company also has leased vehicles, primarily in international locations.

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1.5 million for the year ended September 30, 2016, $1.4 million for the year ended September 30, 2015, and $1.6 million for the year ended September 30, 2014.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30,	Rental Payments	Rental Expense
2017	$1,253	$1,257
2018	1,160	1,160
2019	1,005	1,001
2020	671	663
2021	338	325
Thereafter	678	655
Total	$5,105	$5,061

11.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

At September 30, 2016, the Company had standby letters of credit totaling $220,000. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of approximately $220,000 of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

12.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2016	2015	2014
Current:
Federal	$—	$(320)	$(2,643)
Foreign	12	27	3
State	—	—	(27)
	12	(293)	(2,667)
Deferred:
Federal	(378)	(1,981)	563
Foreign	(195)	(505)	(628)
State	37	(127)	(107)
	(536)	(2,613)	(172)
Valuation reserves:
Federal	571	54	50
Foreign	(504)	(104)	(46)
State		(4)	1
	67	(54)	5
Total income tax expense (benefit)	$(457)	$(2,960)	$(2,834)

Components of net earnings (loss) before income taxes are:

	Year Ended September 30,
Earnings (loss)	2016	2015	2014
Domestic	$(2,768)	$(7,914)	$(8,682)
Foreign	1,614	(65)	435
Total	$(1,154)	$(7,979)	$(8,247)

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2016	2015
Deferred tax asset:
Reserves and accruals	$4,054	$4,041
Tax benefits of share-based payments	543	686
NOL and other carry forwards	1,779	2,036
Unrealized changes in value of derivatives to equity	61	70
Deferred tax liability:
Accumulated depreciation	(108)	(610)
Intangible assets	(2,016)	(2,361)
Translation adjustment to equity	861	883
Net deferred tax asset	$5,174	$4,745
Net deferred tax:
Current asset	$3,934	$3,972
Long-term asset	3,001	2,917
Long-term liability	(1,761)	(2,144)
Net deferred tax asset	$5,174	$4,745

At September 30, 2016, the Company had Federal and State net operating loss carryforwards of approximately $1.0 million, pretax, the majority of which do not expire until the Company's 2035 fiscal year, and tax credit carryforwards of approximately $327,000. Additionally, the Company has approximately $2.7 million of pre-tax carryforwards in foreign jurisdictions, the majority of which relate to net operating loss carryforwards which do not expire.

At September 30, 2016, the Company had valuation reserves of approximately $197,000 for deferred tax assets for capital loss carry forwards and changes in the carrying value of its investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward period. During fiscal 2016, the Company recorded net additional valuation reserves of $67,000 related to tax carryforwards in foreign jurisdictions that the Company believes will not be utilized during the carryforward period.  There were no other valuation allowances at September 30, 2016 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

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

Income tax expense is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2016	2015	2014
Statutory rates	(34.0)%	(34.0)%	(34.0)%
Increase (reduction) in income taxes resulting from:
Domestic production deduction	—%	—%	1.3%
Research and development credit	(14.9)%	(0.1)%	(1.3)%
Changes in tax law, R&D credit	(9.2)%	(3.8)%	—%
State income taxes, net of federal benefit	2.1%	(1.1)%	(1.0)%
Rate differential, surtax on taxable income levels	—%	—%	(0.5)%
Differences in foreign effective tax rates	4.8%	1.3%	0.4%
Valuation reserve	5.8%	—%	0.1%
Meals and entertainment deduction limitation	5.5%	0.7%	0.8%
Other permanent differences	0.3%	(0.1)%	(0.2)%
Income tax combined effective rate	(39.6)%	(37.1)%	(34.4)%

In fiscal 2016, income tax expense was reduced by approximately $106,000 for additional research and development tax credits related to expenditures incurred in fiscal 2015 due to the permanent renewal of the tax credit retroactive to January 1, 2015. In fiscal 2015, the existing research and development tax credit was retroactively renewed for a one-year period beginning on January 1, 2014.  Due to this change in tax law, the Company recorded approximately $305,000 of additional research and development credits in fiscal 2015 related to research and development expenditures incurred during fiscal 2014.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2015	$93
Additions based on tax positions related to the current period	5
Reductions for tax positions of prior periods	(3)
Balance at September 30, 2016	$95

As of September 30, 2016, the amount of unrecognized tax benefits, which if recognized would favorably affect the Company’s effective tax rate, is $95,000.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2011.

The Company is not currently under examination by any U.S. federal or state jurisdictions. There are examinations in foreign jurisdictions for which there are no expected material changes in the unrecognized tax benefit liability within the next twelve months.  While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax positions, the Company believes its recorded liabilities for income taxes represent the most probable outcome.  The Company adjusts these liabilities in light of changing facts and circumstances.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented.    As of September 30, 2016 and 2015, the Company had accrued $32,000 and $30,000, respectively, for possible interest and penalties.

13.	SHARE-BASED COMPENSATION PLANS

At September 30, 2016, the Company had two share-based compensation plans, which are shareholder-approved, as described below.  The Company issues new shares of common stock for exercises and awards under these plans.

Share-based compensation costs charged against income are as follows (in thousands):

	Year Ended September 30,
	2016	2015	2014
Cost of goods sold	$169	$31	$218
Operating expenses	977	1,454	1,227
Total share-based compensation expense	$1,146	$1,485	$1,445
Income tax benefit	413	531	516

Approximately $24,000, $17,000, and $25,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2016, 2015, and 2014, respectively.

As of September 30, 2016, the total unrecognized compensation cost related to these plans was $1.1 million and was composed of: $1.1 million related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.25 years and $0 related to performance-based stock awards that are expected to be recognized over the weighted-average period of 1.17 years.

Employees’ Stock Incentive Plans—Under the 2010 Equity Incentive Plan (the “Incentive Plan”), eligible employees may receive restricted stock, incentive stock options or non-qualified stock options. The restrictions on restricted stock awards lapse based on employment-based or performance-based measures.  At September 30, 2016, the total number of shares reserved for issuance under the Incentive Plans was 648,403, of which 266,367 were available for grant.

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

The summary of activity for service-based stock awards as of September 30, 2016, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2015	232,849	$12.77
Granted	117,104	$8.43
Vested	(130,344)	$12.27
Forfeited	(9,444)	$12.71
Non-vested and expected to vest balance at September 30, 2016	210,165	$10.67

The number of shares granted in fiscal 2016 that vest in one year or less was 42,283, vest in two years was 10,611, and vest in three years was 64,210.  The total fair value of shares vested in fiscal 2016, 2015, and 2014 was $1.2 million, $1.5 million, and $0.9 million, respectively.  As of September 30, 2016, there was $1.1 million of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.25 years.  In fiscal 2015, the Company granted 84,108 shares of service-based awards with a weighted average grant date fair value of $12.78.  In fiscal 2014, the Company granted 95,522 shares of service-based awards with a weighted average grant date fair value of $13.67.

Employee Performance-Based Stock Awards—In fiscal 2016, 2015 and 2014, the Company awarded performance-based stock grants to selected executives. The lapse of restrictions on the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors over a three-year period ending September 30, 2018, 2017 and 2016, respectively.

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

A summary of the activity for performance-based stock awards as of September 30, 2016, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2015	238,721	$13.95
Granted	63,257	$11.65
Vested	—	$—
Forfeited	(130,107)	$14.39
Non-vested balance at September 30, 2016	171,871	$12.76

The total fair value of shares that vested in fiscal 2016, 2015, and 2014 was $0, $0, and $0, respectively.  The Company estimates it is less than probable that the performance based objectives will be achieved on all these awards and, therefore, no compensation cost is expected to be recognized on these awards. As of September 30, 2016, there was no unrecognized compensation cost related to the performance-based stock awards.  In fiscal 2015, the Company granted 65,284 shares of performance based awards with a grant date fair value of $13.02.  In fiscal 2014, the Company granted 75,013 shares of performance-based awards with a grant date fair value of $13.80.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 340,439 remained available at September 30, 2016.

During the years ended September 30, 2016, 2015, and 2014, the Company issued 6,314, 5,003, and 6,013 shares, respectively, under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Cash received from option exercises and employee stock purchase plan purchases was $49,000, $151,000, and $124,000 for the years ended September 30, 2016, 2015 and 2014, respectively.  The tax benefit to be realized for the tax deductions from option exercises and restricted shares vesting under the share-based payment arrangements was $325,000, $450,000, and $412,000 for the years ended September 30, 2016, 2015 and 2014, respectively.

14.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective May 30, 2012 to repurchase up to 500,000 shares of its common stock.  The timing of any repurchases and the exact number of shares to be purchased will be determined by the Company and will depend on market conditions and other factors. The Company retires the shares upon repurchase. The program does not incorporate a fixed expiration date. In fiscal 2016, 2015 and 2014, the Company did not repurchase any shares under the program.

15.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all United States employees.  The Company matches 50% of employee contributions for a maximum match of 4% of each participating employee’s compensation.  The Company contributed $625,000, $160,000, and $714,000 in matching funds to the plan for the years ended September 30, 2016, 2015 and 2014, respectively.

16.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2016	2015	2014
Net sales by product category:
Automated inspection systems	$38,620	$37,529	$55,829
Process systems	52,339	37,768	34,580
Parts and service	29,081	27,628	27,849
Total net sales by product category	$120,040	$102,925	$118,258

Net sales for service were less than 10% of total net sales for the years ended September 30, 2016, 2015, and 2014, respectively, and is therefore summarized with parts and service.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes certain information about geographic areas (in thousands):

	Year Ended September 30,
	2016	2015	2014
Net sales:
Domestic	$56,554	$51,954	$61,421
International	63,486	50,971	56,837
Total net sales	$120,040	$102,925	$118,258
Long-lived assets:
Domestic	$13,782	$15,590
International	16,563	16,782
Total long-lived assets	$30,345	$32,372

There was one customer that accounted for greater than 10% of net sales during fiscal 2016. There was one other customer that individually accounted for 10% of net sales during fiscal 2015 and 2014.  One single country outside the United States accounted for more than 10% of net sales in 2016.  Location of the customer is the basis for the categorization of net sales.

* * * * * *
SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2016 and 2015 (in thousands, except per share data):

2016 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$24,803	$28,510	$36,207	$30,520	$120,040
Gross profit	6,980	8,469	10,654	9,943	36,046
Net earnings(loss)	(1,699)	(550)	1,035	515	(697)
Net earnings(loss) per share - basic	$(0.27)	$(0.09)	$0.16	$0.08	$(0.11)
Net earnings(loss) per share - diluted	$(0.27)	$(0.09)	$0.16	$0.08	$(0.11)
2015 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$20,091	$21,581	$30,810	$30,443	$102,925
Gross profit	5,476	5,705	9,237	8,395	28,814
Net earnings(loss)	(1,828)	(1,947)	295	(1,540)	(5,019)
Net earnings(loss) per share - basic	$(0.29)	$(0.31)	$0.05	$(0.24)	$(0.80)
Net earnings(loss) per share - diluted	$(0.29)	$(0.31)	$0.05	$(0.24)	$(0.80)

Note:  Annual totals may not agree to the summation of quarterly information due to insignificant rounding and the required calculation conventions.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”  Management, under the supervision and with the participation of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, assessed the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2016 and concluded that our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE.

There is hereby incorporated by reference the information under the captions “Information About Key’s Board of Directors,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the captions “Compensation Discussion and Analysis,” "Compensation Committee Interlocks and Insider Participation," “Compensation and Management Development Committee Report” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the captions “Principal Shareholders” and "Executive Compensation" in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There is hereby incorporated by reference the information under the caption “Information About Key’s Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2016.

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

(4)	Instruments defining the rights of security holders, including indentures

(4.1)
Registrant’s Second Amended and Rested Rights Agreement, dated as of November 13, 2007, between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on November 19, 2007 and incorporated herein by reference)

(4.2)
Registrant’s Amendment No. 1, dated as of July 15, 2015, to Second Amended and Restated Rights Agreement, dated as of November 13, 2007, between the Registrant and American Stock Transfer & Trust Company (filed as Exhibit 4.2 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2015 and incorporated herein by reference)

(10)	Material contracts

(10.1)*
Restated 1996 Employee Stock Purchase Plan (including Amendment No. 1) (filed as Exhibit 10.1 to the Form 10-Q filed with the Securities and Exchange Commission on May 12, 2006 and incorporated herein by reference)

(10.2)*
Form of Restricted Stock Bonus Agreement (Continued Employment Vesting) (filed as Exhibit 10.11 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.3)*
Form of Restricted Stock Bonus Agreement (Performance Vesting) (filed as Exhibit 10.12 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.4)*
Form of Restricted Stock Bonus Agreement (Three-Year Performance Vesting) (filed as Exhibit 10.13 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 and incorporated herein by reference)

(10.5)*
2010 Equity Incentive Plan (as approved by the shareholders of the Company on February 11, 2011) (filed as Appendix A to the Company’s Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 3, 2011 and incorporated herein by reference)

(10.6)
Credit Agreement between Visys NV and KBC Bank NV, dated October 7, 2004 (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013 and incorporated herein by reference)

(10.7)
Revolving Credit, Term Loan and Security Agreement, dated July 20, 2015, between Key Technology, Inc. and PNC Bank, National Association (filed as Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on July 23, 2015 and incorporated herein by reference)

(10.8)
Amendment No. 1 to Loan Agreement, dated September 18, 2015, between Key Technology, Inc. and PNC Bank, National Association (filed as Exhibit 10.10 to the Form 10-K filed with the Securities and Exchange Commission on December 11, 2015 and incorporated herein by reference)

(14)
Registrant’s amended Code of Business Conduct and Ethics, dated February 4, 2014 (filed as Exhibit 14.1 to the Form 8-K filed with the Securities and Exchange Commission on February 10, 2014 and incorporated herein by reference)

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

(101)
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2016 and September 30, 2015, (ii) Consolidated Statements of Operations for the three years ended September 30, 2016, (iii) Consolidated Statements of Comprehensive Income for the three years ended September 30, 2016; (iv)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2016, (v) Consolidated Statements of Cash Flows for the three years ended September 30, 2016, and (vi) Notes to Consolidated Financial Statements for the three years ended September 30, 2016.

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

December 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Lawrence	December 9, 2016
Richard Lawrence, Chairman

/s/ Robert M. Averick	December 9, 2016
Robert M. Averick, Director

/s/ John J. Ehren	December 9, 2016
John J. Ehren, Director

/s/ John E. Pelo	December 9, 2016
John E. Pelo, Director

/s/ Michael L. Shannon	December 9, 2016
Michael L. Shannon, Director

/s/ Charles H. Stonecipher	December 9, 2016
Charles H. Stonecipher, Director

/s/ Donald A. Washburn	December 9, 2016
Donald A. Washburn, Director

/s/ Paul J. Wolf	December 9, 2016
Paul J. Wolf, Director

/s/ Frank L. A. Zwerts	December 9, 2016
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
101
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2016 and September 30, 2015, (ii) Consolidated Statements of Operations for the three years ended September 30, 2016, (iii) Consolidated Statements of Comprehensive Income for the three years ended September 30, 2016, (iv)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2016, (v) Consolidated Statements of Cash Flows for the three years ended September 30, 2016, and (vi) Notes to Consolidated Financial Statements for the three years ended September 30, 2016.