Form 10-Q
period 2017-03-31
KEY TECHNOLOGY INC
filed 2017-05-09
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2017
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock, no par value, on April 30, 2017 was 6,486,651 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2017 AND SEPTEMBER 30, 2016

	March 31, 2017	September 30, 2016
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$8,532	$10,491
Trade accounts receivable, net of allowance for doubtful accounts of $258 and $266, respectively	14,901	14,024
Inventories:
Raw materials	14,696	11,690
Work-in-process and sub-assemblies	17,558	12,191
Finished goods	8,102	6,806
Total inventories	40,356	30,687
Deferred income taxes	3,892	3,934
Prepaid expenses and other assets	4,553	3,285
Total current assets	72,234	62,421
Property, plant and equipment, net	13,119	13,789
Deferred income taxes	3,232	3,001
Goodwill	9,875	10,277
Investment in Proditec	1,127	1,127
Intangibles and other assets, net	4,612	5,369
Total	$104,199	$95,984

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,318	$7,381
Accrued payroll liabilities and commissions	5,344	4,932
Customers' deposits	15,484	9,139
Accrued customer support and warranty costs	1,990	2,197
Customer purchase plans	884	1,124
Current portion of long-term debt	467	587
Other accrued liabilities	1,142	956
Total current liabilities	35,629	26,316
Long-term debt	4,358	4,565
Deferred income taxes	1,508	1,761
Other long-term liabilities	267	348
Shareholders' equity:
Common stock	34,512	34,237
Retained earnings and other shareholders' equity	27,925	28,757
Total shareholders' equity	62,437	62,994
Total	$104,199	$95,984

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Net sales	$27,355	$28,510
Cost of sales	18,272	20,041
Gross profit	9,083	8,469
Operating expenses:
Sales and marketing	4,506	4,089
Research and development	2,527	2,913
General and administrative	1,919	1,795
Amortization of intangibles	215	303
Total operating expenses	9,167	9,100
Gain (loss) on disposition of assets	1	(10)
Loss from operations	(83)	(641)
Other income (expense)	(244)	(192)
Loss before income taxes	(327)	(833)
Income tax benefit	(111)	(283)
Net loss	$(216)	$(550)

Net loss per share
- basic	$(0.03)	$(0.09)
- diluted	$(0.03)	$(0.09)

Shares used in per share calculations - basic	6,442	6,297

Shares used in per share calculations - diluted	6,442	6,297
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Six Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Net sales	$54,718	$53,313
Cost of sales	36,405	37,864
Gross profit	18,313	15,449
Operating expenses:
Sales and marketing	8,824	8,159
Research and development	5,021	5,192
General and administrative	4,011	4,480
Amortization of intangibles	442	652
Total operating expenses	18,298	18,483
Gain (loss) on disposition of assets	3	(2)
Earnings (loss) from operations	18	(3,036)
Other income (expense)	(322)	(530)
Loss before income taxes	(304)	(3,566)
Income tax benefit	(104)	(1,318)
Net loss	$(200)	$(2,248)

Net loss per share
- basic	$(0.03)	$(0.36)
- diluted	$(0.03)	$(0.36)

Shares used in per share calculations - basic	6,408	6,279

Shares used in per share calculations - diluted	6,408	6,279
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net loss	$(216)	$(550)	$(200)	$(2,248)
Other comprehensive income (loss):
Foreign currency translation adjustment	332	754	(969)	149
Reclassification adjustment for foreign currency translation included in net loss	6	6	12	12
Income tax (expense) benefit related to items of comprehensive income (loss)	(115)	(259)	325	(55)
Total comprehensive income (loss)	$7	$(49)	$(832)	$(2,142)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Six Months Ended March 31,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(200)	$(2,248)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on disposition of assets	(3)	2
Foreign currency exchange loss	22	207
Depreciation and amortization	2,010	2,637
Share based payments	513	591
Reclassification from other comprehensive income	12	12
Excess tax benefits from share based payments	—	(9)
Deferred income taxes	(76)	(1,378)
Change in fair value of derivatives	(76)	—
Deferred rent	3	4
Bad debt expense	6	(1)
Changes in assets and liabilities:
Trade accounts receivable	(1,192)	253
Inventories	(10,269)	(2,583)
Prepaid expenses and other current assets	(1,023)	(679)
Income taxes receivable	(209)	70
Intangibles and other long term assets	—	(33)
Accounts payable	3,051	(1,169)
Accrued payroll liabilities and commissions	524	(569)
Customers’ deposits	6,611	2,971
Accrued customer support and warranty costs	(160)	(306)
Income taxes payable	(39)	(28)
Other accrued liabilities	51	83
Other	(9)	2
Cash used in operating activities	(453)	(2,171)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	3	17
Purchases of property, plant and equipment	(936)	(1,034)
Cash used in investing activities	(933)	(1,017)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2017 AND 2016

	Six Months Ended March 31,
	2017	2016
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	(314)	(355)
Excess tax benefits from share based payments	—	9
Proceeds from issuance of common stock	20	25
Exchange of shares for statutory withholding	(212)	(254)
Cash used in financing activities	(506)	(575)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(67)	87

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,959)	(3,676)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	10,491	7,726

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$8,532	$4,050

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$165	$206
Cash paid during the period for income taxes	$218	$9

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MARCH 31, 2017

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The results of operations for the three- and six-month periods ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at March 31, 2017 and the results of its operations and its cash flows for the three- and six-month periods ended March 31, 2017 and 2016.

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

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not anticipate that the adoption of this ASU will materially effect its results of operations.

2.	Share-based compensation

During the six months ended March 31, 2017, the Company granted 93,108 shares of service-based stock awards.  The fair value of these grants ranged between $10.68 and $13.10 per share based on the fair market value of our common stock at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from October 2017 through December 2019. During the six months ended March 31, 2017, the Company also granted 67,493 shares of performance-based stock awards. The fair value of these grants was $10.68 per share based on the fair market value of our common stock at the grant date. The restrictions on the shares of these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2019 and continued employment through October 1, 2019. The Company estimates that it is less than probable that the performance-based objectives on any of the performance-based awards granted in fiscal 2017 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2017 related to these awards.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Cost of goods sold	$41	$41	$88	$80
Operating expenses	209	224	425	511
Total share-based compensation expense	$250	$265	$513	$591

Share-based compensation expense remaining capitalized in inventory at March 31, 2017 and 2016 was $19,000 and $20,000, respectively.

3.    Income taxes

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

4.    Derivative instruments

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

At March 31, 2017, the Company had an interest rate swap with a notional amount of $4.7 million that fixes the interest rate on its LIBOR-based variable rate mortgage at 6.20%.  At March 31, 2017, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $101,000.  There were gains of $30,000 and $76,000 recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the three- and six-month periods ended March 31, 2017, respectively, because the interest rate swap was not designated as a hedge due to its ineffectiveness. During the three- and six-month periods ended March 31, 2017, the Company recorded $26,000 and $55,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap. The interest rate swap matures in July 2018. The fair value of a previous interest rate swap is being amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it is no longer designated as a hedge. As a result, the Company amortized $6,000 and $12,000 of losses from Other Comprehensive Income into net earnings during the three- and six-month periods ended March 31, 2017.

At March 31, 2017, the Company had a one-month undesignated forward exchange contract for €1.2 million ($1.3 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $67,000 and gains of $195,000 were recorded for forward exchange contracts in the three- and six-month periods ended March 31, 2017 as a component of foreign currency gains or losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The gains or losses on the Company's forward exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At March 31, 2017, the Company had liabilities of $7,000 for settlements under these forward exchange contracts in Other current liabilities on the Company's Unaudited Condensed Consolidated Balance Sheet.

5.    Fair value measurements

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

The following table presents the Company's assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions:

	Fair Value Measurements at March 31, 2017
	(in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ (Liabilities) at Fair Value
Derivatives:
Interest rate swap	—	$(101)	—	$(101)
Forward exchange contracts	—	—	—	—

At March 31, 2017, the Company also had long-term debt of approximately $4.8 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At March 31, 2017, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million. This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

6.    Financing arrangements

The Company's domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of a specified financial ratio. The Company's base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. At March 31, 2017, the interest rate would have been 3.23% based on the lowest of the available alternative rates. The term loan bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The credit facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At March 31, 2017, the Company had no outstanding borrowings under the revolving line of credit and $2.3 million of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($2.9 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.5 million), and loan agreement provisions of €1.4 million ($1.5 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At March 31, 2017, the interest rate was 9.75% and the subsidiary had no borrowings under the operating line. At March 31, 2017, the subsidiary had a loan outstanding under the loan agreement provisions totaling €107,000 ($114,000). The fixed interest rate on this loan was 3.98% . The loan matures in November 2017. At March 31, 2017, the subsidiary had no bank guarantees outstanding under the bank guarantee facility.

7.    Contractual guarantees and indemnities

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

A reconciliation of the changes in the Company’s allowances for warranties for the six months ended March 31, 2017 and 2016 is as follows (in thousands):

	Six Months Ended March 31,
	2017	2016
Beginning balance	$1,932	$2,255
Warranty costs incurred	(1,159)	(1,324)
Warranty expense accrued	908	991
Translation adjustments	(41)	8
Ending balance	$1,640	$1,930

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

Bank guarantees and letters of credit

At March 31, 2017, the Company had standby letters of credit totaling $2.3 million. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

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

In the past two years, over half of our sales have been made to customers located outside the United States.  In our export and international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices of our products in local currencies; tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws.

The worldwide economy and economic uncertainty continue to affect our operating results. We continue to see customers seeking to retain cash and requiring higher returns on investment, price sensitivity, longer or delayed purchasing cycles, and more purchasing decisions at corporate levels rather than local operating locations. In addition, in response to excess capacity, the market continues to see very aggressive pricing efforts to stimulate demand, which has increased price competition for our products, especially in automated inspection systems where pricing and competition are particularly aggressive.

Current Period - Second quarter of fiscal 2017

Net sales of $27.4 million in the second quarter of fiscal 2017 were $1.1 million, or 4%, lower than net sales of $28.5 million in the corresponding quarter a year ago. The lower net sales in the second quarter of fiscal 2017 were primarily due to decreased sales in the automated inspection systems and process systems product lines. Net sales decreased most significantly in the Asia-Pacific region. International sales were 58% of net sales for the second quarter of fiscal 2017, compared to 62% in the corresponding prior-year period.  The backlog of $54.4 million at the end of the second quarter of fiscal 2017 represents an increase of $16.4 million, or 43%, over the backlog of $38.0 million at the end of the corresponding quarter a year ago and is the largest quarter-end backlog in the Company's history. As a result, net sales for the third quarter of fiscal 2017 are expected to increase significantly as compared to the net sales recorded in the third quarter of fiscal 2016.

Orders in the second quarter of fiscal 2017 of $35.8 million were up $6.6 million, or 23%, compared to orders of $29.2 million in the second quarter of fiscal 2016.  Orders increased most significantly in automated inspection systems and process systems product lines. Second quarter and year-to-date EMEIA orders in Euro’s increased by 70% and 61%, respectively over the same periods in the prior fiscal year. The last three quarters have been our largest three individual EMEIA bookings quarters ever. The second quarter contained a number of strategic wins for our new VERYX platform and other Key solutions in both North America and EMEIA, including significant orders associated with a large plant expansion in EMEIA by a major global potato processor. Additional large orders for this same expansion project were received in our third fiscal quarter, resulting in total orders for this project of approximately $9 million.

The gross margin percentage in the second quarter of fiscal 2017 was 33.2% as compared to 29.7% for the same period in the prior year. The increase was primarily due to a favorable product mix. The gross margin percentage in the third quarter of fiscal 2017 is expected to increase slightly as compared to the percentage in the second quarter of fiscal 2017.

Operating expenses of $9.2 million increased approximately $0.1 million, or 1%, as compared to $9.1 million for the same period in the prior year. Increased sales and marketing expenses were offset by lower research and development expenditures. Overall operating expenses in the third quarter of fiscal 2017 are expected to increase moderately over the expense level in the second quarter of fiscal 2017, primarily due to the anticipated increased net sales.

Overall, our loss from operations of $83,000 in the second quarter of fiscal 2017 improved compared to losses from operations of $641,000 in the same quarter in the prior year. The net loss for the second quarter of fiscal 2017 was $216,000, or $0.03 per diluted share.  The net loss for the corresponding three-month period in fiscal 2016 was $550,000, or $0.09 per diluted share.  The net loss in the most recent three-month period decreased as compared to the prior year period primarily due to improved gross profit margins.

First six months of fiscal 2017

In the first six months of fiscal 2017, net sales increased compared to the corresponding period in the prior fiscal year. Net sales of $54.7 million for the first six months of fiscal 2017 were $1.4 million, or 3%, higher than net sales of $53.3 million in the corresponding period a year ago. International sales were 56% of net sales for the first six months of fiscal 2017 compared to 57% in the corresponding prior year period. Net sales were up primarily in automated inspection systems partially offset by decreases in process systems. Net sales were up most significantly in the processed fruit and vegetable market and in the European region. Customer orders in the first six months of fiscal 2017 of $68.3 million were up $8.0 million, or 13%, compared to the orders of $60.3 million in the first six months of fiscal 2016. Customer orders increased across all product lines, most significantly in automated inspection systems. Orders increased primarily in Europe and primarily in the potato market.

The net loss for the first six months of fiscal 2017 was $200,000, or $0.03 per diluted share. The net loss for the corresponding six-month period in 2016 was $2.2 million, or $0.36 per diluted share. The decreased net loss in the more recent six-month period is primarily due to higher net sales and gross profits as well as lower operating expenses.

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

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At March 31, 2017, we had invoiced $2.2 million, compared to $1.7 million at September 30, 2016, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of March 31, 2017, the balance sheet included allowances for doubtful accounts of $258,000 as compared to $266,000 at September 30, 2016.  Amounts charged to bad debt expense for the six months ended March 31, 2017 and 2016, respectively, were $6,000 and $(1,000).  Actual charges to the allowance for doubtful accounts for the six months ended March 31, 2017 and 2016, respectively, were $6,000 and $10,000.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable will decrease and charges for bad debts will increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just-in-time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At March 31, 2017, cumulative inventory adjustments to the lower of cost or market totaled $5.6 million, compared to $4.5 million at March 31, 2016.  Amounts charged to expense to record inventory at lower of cost or market for the six months ending March 31, 2017 and 2016 were $682,000 and $734,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $152,000 and $479,000 for the six months ending March 31, 2017 and 2016, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values will result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of March 31, 2017, we held $29.0 million of long-lived assets, net of depreciation and amortization.  There were no material changes during the quarter that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of their recoverability and fair values. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of March 31, 2017, the balance sheet included warranty reserves of $1.6 million. Warranty charges of $1.2 million were incurred during the six-month period then ended. Warranty reserves were $1.9 million as of March 31, 2016 and warranty charges of $1.3 million were incurred during the six-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense will need to increase, warranty expense will increase and gross margins will decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At March 31, 2017, we had valuation reserves of approximately $197,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carryforwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the six months ended March 31, 2017, there was no change in our valuation reserves.  There were no other material valuation allowances at March 31, 2017 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for uncertain tax positions in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2017, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not anticipate that the adoption of this ASU will materially effect its results of operations.

Results of Operations

For the three months ended March 31, 2017 and 2016

Net sales decreased $1.1 million, or 4%, to $27.4 million in the second quarter of fiscal 2017 from $28.5 million recorded in the corresponding quarter a year ago. Net sales for the second quarter of fiscal 2017 were slightly lower due to shipments and installations that, due to customer-related schedule changes, were delayed until after the end of the second quarter. International sales for the three-month period ending March 31, 2017 were 58% of net sales, compared to 62% in the corresponding prior year period.  The decrease in net sales occurred primarily in the Asia-Pacific region. Net sales decreased across most markets with the exception of the processed fruit and vegetable market. Automated inspection systems net sales were down $0.9 million, or 10%, to $8.7 million due primarily to the timing of shipments. The decrease in automated inspection system sales was in upgrade and ADR products. Net sales of process systems decreased $0.3 million, or 2%, to $11.6 million in the second quarter of fiscal 2017. This decrease was across most process system product types. Parts and service sales were $7.1 million, up $0.1 million. Automated inspection systems sales, including upgrade systems, represented 32% of net sales in the second quarter of fiscal 2017 compared to 33% of net sales in the second quarter of fiscal 2016.  Process systems sales represented 42% of net sales in both the second quarter of fiscal 2017 and the second quarter of fiscal 2016, while parts and service sales accounted for 26% of net sales in the second quarter of fiscal 2017, compared to 25% during the second quarter of fiscal 2016. We expect net sales in the third quarter of fiscal 2017 to increase significantly as compared to the net sales reported in the third quarter of fiscal 2016 due to the significant backlog entering the quarter.

Total backlog was $54.4 million at the end of the second quarter of fiscal 2017, which was $16.4 million, or 43%, higher than the $38.0 million backlog at the end of the second quarter of the prior fiscal year and is the largest quarter-end backlog in the Company's history.  Automated inspection systems backlog increased by $8.9 million, or 58%, to $24.3 million at the end of the second quarter of fiscal 2017 compared to $15.4 million at the same time a year ago. The increase was primarily in belt-fed and ADR products. Backlog for process systems was up $7.2 million, or 35%, to $28.0 million at March 31, 2017 compared to $20.8 million at March 31, 2016, and was up across most product types. Backlog by product line at March 31, 2017 was 45% automated inspection systems, 51% process systems, and 4% parts and service, as compared to 40% automated inspection systems, 55% process systems, and 5% parts and service at March 31, 2016.

Orders of $35.8 million in the second quarter of fiscal 2017 were $6.6 million, or 23%, higher than the second quarter new orders of $29.2 million a year ago. Automated inspection systems orders increased $3.7 million, or 47%, during the second quarter of fiscal 2017 to $11.5 million compared to $7.8 million in the second quarter of fiscal 2016. Orders for automation inspection systems increased primarily for belt-fed and ADR product types. Orders for process systems during the second quarter of fiscal 2017 increased $3.0 million, or 21%, to $17.4 million from $14.4 million in the comparable quarter of fiscal 2016. The increase in orders for process systems occurred across most product types.  Orders for parts and service were $6.9 million, or 1% lower than the second quarter of fiscal 2016 of $7.0 million. Orders overall were up primarily in Europe, partially offset by decreases in North America. Second quarter and year-to-date EMEIA orders in Euro’s increased by 70% and 61%, respectively over the same periods in the prior fiscal year. The second quarter contained a number of strategic wins for our new VERYX platform and other Key solutions in both North America and EMEIA, including significant orders associated with a large plant expansion in EMEIA by a major global potato processor. Additional large orders for this same expansion project were received in our third fiscal quarter, resulting in total orders for this project of approximately $9 million.

Gross profit for the second quarter of fiscal 2017 was $9.1 million, compared to $8.5 million in the corresponding period last year.  Gross margin in the second quarter of fiscal 2017, as a percentage of net sales, increased to 33.2% compared to the 29.7% reported in the corresponding quarter of fiscal 2016.  The gross margin percentage for the second quarter of fiscal 2017 was higher primarily due to a more favorable product mix. We anticipate the gross margin percentage in the third quarter of fiscal 2017 will increase slightly as compared to the percentage in the second quarter of fiscal 2017.

Operating expenses of $9.2 million for the second quarter of fiscal 2017 were 33.5% of net sales compared to $9.1 million for the second quarter of fiscal 2016 and 31.9% of net sales. Increased sales and marketing expenses were offset by decreased research and development expenditures. Total operating expenses in the third quarter of fiscal 2017 are expected to increase moderately over the expense levels in the second quarter of fiscal 2017 due to the anticipated increased net sales.

Other expense for the second quarter of fiscal 2017 was $244,000, compared to $192,000 for the corresponding period in fiscal 2016, and increased primarily due to increased foreign exchange losses in the second quarter of fiscal 2017 as compared to the prior year's second fiscal quarter.

The net loss for the quarter ended March 31, 2017 was $216,000, or $0.03 per diluted share.  The net loss for the corresponding period last year was $550,000, or $0.09 per diluted share.  The decrease in net loss in the second quarter of fiscal 2017 compared to the net loss in the second quarter of fiscal 2016 was primarily the result of improved gross profit margins.

For the six months ended March 31, 2017 and 2016

Net sales in the first six months of fiscal 2017 increased by $1.4 million, or 3%, to $54.7 million compared to $53.3 million for the same period in fiscal 2016. The higher net sales occurred most significantly in the European region. Net sales increased most significantly in the processed fruit and vegetable market, partially offset by decreases in the fresh fruit and vegetable and other food markets. International sales for the more recent six-month period were 56% of net sales compared to 57% for the six-month period of fiscal 2016. Increases in total net sales for the first six months of fiscal 2017 compared to the same period in the prior year occurred most significantly in automated inspection systems sales which were up $2.4 million or 14%. The increase in automated inspection systems was in both belt-fed and chute-fed products partially offset by decreases in upgrade products. Process systems sales were down $1.5 million or 6%. Process system sales decreased across most product families. Parts and service sales were up $0.5 million or 4%. Process systems represented 39% of net sales in the first six months of fiscal 2017 compared to 42% of net sales in the first six months of fiscal 2016. Automated inspection systems sales represented 36% of net sales in the first six months of fiscal 2017, compared to 33% of net sales in the first six months of fiscal 2016. Parts and service sales were 25% of net sales in the first six months of both fiscal 2017 and fiscal 2016.

Orders for the first six months of fiscal 2017 increased $8.0 million, or 13%, to $68.3 million compared to orders of $60.3 million in the first six months of fiscal 2016. Orders for automated inspection systems increased $5.6 million, or 33%, to $22.8 million compared to $17.2 million in the first six months of fiscal 2016. Orders for automated inspection systems increased most significantly for upgrades and belt-fed product lines, partially offset by decreases for chute-fed product lines. Orders for process systems increased $1.1 million, or 4%, to $31.3 million compared to $30.2 million in the first six months of fiscal 2016. Orders for process systems increased for most product lines. Orders for parts and service were $14.2 million, up $1.3 million, or 11%, from $12.9 million in the prior year. The overall increase in orders as compared to the prior year occurred particularly in the potato market, partially offset by decreases in the tobacco and pharmaceutical markets. Orders were up most significantly in Europe, partially offset by a decrease in North America.

Gross profit for the first six months of fiscal 2017 was $18.3 million compared to $15.4 million in the corresponding period last year. Gross margin for the first six months of fiscal 2017, as a percentage of net sales, was 33.5% as compared to 29.0% reported for the same period of fiscal 2016. The gross margin percentage for the first six months of fiscal 2017 increased primarily due to more effective factory utilization and a more favorable product mix.

Operating expenses of $18.3 million for the first six months of fiscal 2017 were 33.4% of net sales compared with $18.5 million, or 34.7%, of net sales for the same period of fiscal 2016. Operating expenses for the first six months of fiscal 2017 were lower than the operating expenses for the first six months of fiscal 2016 due primarily to the non-recurrence of $0.7 million of restructuring charges incurred in the first quarter of fiscal 2016 and lower amortization charges, partially offset by increased sales and marketing expenses due to increased net sales and multiple trade shows during the period.

Other expense for the first six months of fiscal 2017 was $322,000 compared to other expense of $530,000 for the corresponding period in fiscal 2016 primarily due to foreign exchange gains in the first six months of fiscal 2017 as compared to foreign exchange losses in the first six months of fiscal 2016, lower interest expense and lower bank charges.

The income tax benefit for the first six months of fiscal 2016 was increased by $106,000, related to expenditures in fiscal 2015, due to the retroactive renewal of the research and development tax credit which occurred during the first quarter of fiscal 2016.

The net loss for the first six months of fiscal 2017 was $200,000, or $0.03 per diluted share. The net loss for the same period in fiscal 2016 was $2.2 million, or $0.36 per diluted share. The net loss for the first six months of fiscal 2017 decreased primarily due to higher net sales, higher gross profit, as well as lower operating expenses.

Liquidity and Capital Resources

In the first six months of fiscal 2017, net cash decreased by $2.0 million to $8.5 million on March 31, 2017 from $10.5 million on September 30, 2016.  Cash used in operating activities was $0.5 million during the six months ended March 31, 2017.  Investing activities consumed $0.9 million of cash.  Financing activities used $0.5 million of cash.

Cash used in operating activities during the six months ended March 31, 2017 was $0.5 million.  For the first six months of fiscal 2017, the net loss was $200,000.  Non-cash items included in the net loss in the first six months of fiscal 2017, such as depreciation, amortization, deferred taxes and share-based compensation, were approximately $2.4 million.  In the first six months of fiscal 2017, changes in non-cash working capital used $2.7 million of cash in operating activities.  The major changes in current assets and liabilities using cash during the first six months of fiscal 2017 were increases in inventory of $10.3 million due to the increased backlog and production, increases in accounts receivable of $1.2 million due to the increase in net sales, and the timing of shipments and related collections. These uses were partially offset by increases in customer deposits of $6.6 million due to the increased backlog and timing of collections and shipments, and increases in accounts payable of $3.1 million due to increased production and the timing of payments, and increases in accrued payroll liabilities due to the timing of payments.

For the first six months of fiscal 2016, $2.2 million of cash was used in operating activities, composed of a net loss of $2.2 million; non-cash items such as depreciation, amortization, deferred taxes and share-based compensation included in the net loss were $2.1 million; and changes in non-cash working capital used $2.0 million. The primary changes in the first six months of fiscal 2017 as compared to the first six months of fiscal 2016 were the decreased net loss and increases in cash used for working capital. Significant changes in working capital included increased use of cash for inventory and increased accounts receivable, and a decrease in cash used for accounts payable, and increased customer deposits.

Net cash used in investing activities was $0.9 million for the first six months of fiscal 2017 compared to $1.0 million for the first six months of fiscal 2016.  Cash used for investing activities in the fiscal 2017 period related entirely to capital expenditures.

Net cash used by financing activities during the first six months of fiscal 2017 was $506,000, compared with net cash used in financing activities of $575,000 during the corresponding period in fiscal 2016.  Net cash used in financing activities during the first six months of fiscal 2017 primarily resulted from $314,000 of repayments of long-term debt, and $212,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, partially offset by $20,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first six months of fiscal 2016 resulted mainly from payments on long-term debt of $355,000 and payroll taxes of $254,000 paid in connection with stock surrenders related to compensatory stock awards, partially offset by $25,000 of proceeds from the issuance of common stock.

Our domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of our eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at our option, at either the lender's base lending rate or LIBOR using a tiered structure depending on our achievement of a specified financial ratio. Our base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. Our LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. At March 31, 2017, the interest rate would have been 3.23% based on the lowest of the available alternative rates. The term loan bears interest, at our option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. We have also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The credit facility is secured by our receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if we do not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At March 31, 2017, we had no outstanding borrowings under the revolving line of credit and $2.3 million of outstanding standby letters of credit.

Our Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($2.9 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.5 million), and loan agreement provisions of €1.4 million ($1.5 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate plus 1.25%. At March 31, 2017, the interest rate was 9.75%. At March 31, 2017, the subsidiary had no borrowings under the operating line. At March 31, 2017, the subsidiary had a loan outstanding under the loan agreement provisions totaling €107,000 ($114,000). The fixed interest rate on this loan was 3.98% . The loan matures in November 2017. At March 31, 2017, the subsidiary had no bank guarantees outstanding under the bank guarantee facility.

Our continuing contractual obligations and commercial commitments existing on March 31, 2017 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$4,825	$467	$4,358	$—	$—
Interest on long-term debt (2)	550	284	266	—	—
Operating leases	4,622	1,285	2,043	787	507
Purchase obligations (3)	160	160	—	—	—
Total contractual cash obligations	$10,157	$2,196	$6,667	$787	$507

(1)
We also have $89,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixed the interest rate at 6.20%.

(3)	Purchase obligations are commitments to purchase certain materials, supplies and services which will be used in the ordinary course of business.

We anticipate that current cash balances, ongoing cash flows from operations, and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future. At March 31, 2017, we had standby letters of credit totaling $2.3 million, which includes secured bank guarantees under our domestic credit facility. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposure to such risks is generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in the local currencies of these countries may increase.  As of March 31, 2017, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $150,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk on an on-going basis and may enter into forward contracts to minimize such risk.  At March 31, 2017, we held a 30-day forward contract for €1.2 million ($1.3 million).

As of March 31, 2017, the U.S. dollar gained approximately 5% in value against the Euro compared to its value at September 30, 2016.  During the six-month period ended March 31, 2017, changes in the value of the U.S dollar against the Euro ranged between a 3% gain and a 7% gain as compared to the value at September 30, 2016.  The U.S. dollar also gained in value against most other relevant foreign currencies, except for the Mexican peso, during the first six months of fiscal 2017.  The effect of these fluctuations on our operations and financial results during the six months ended March 31, 2017 were:

•
Translation adjustments of ($640,000), net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro-denominated balance sheets of our European subsidiaries into U.S. dollars and, to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary, and the Peso balance sheets of our Mexican subsidiaries.

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

When the U.S. dollar strengthens on the world markets, our market and economic outlook for international sales could be negatively affected as products sold to international customers become relatively more expensive to those customers.  Conversely, a relatively weaker U.S. dollar makes our U.S.-manufactured goods less expensive to international customers when denominated in U.S. dollars or potentially less profitable to us when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be more expensive. Our Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S., but does import a significant portion of its products from its U.S.-based parent company. These imports from the U.S. are expected to decrease in the near future as we expand our manufacturing capacity in Europe. Our Belgian-based subsidiary also transacts business primarily in Euros and has significant exports to the U.S.-based parent company, which are also expected to decrease in the near future as manufacturing of these U.S. destined products will be done in the U.S.

Interest Rate Risk.  Under our domestic credit facility, we are able to borrow at either (a) the lender’s prime rate plus 75, 100 or 125 basis points or (b) at LIBOR plus 225, 250 or 275 basis points depending on our achievement of a specified financial ratio. Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%. At March 31, 2017, we had no borrowings under these arrangements.  During the six months ended March 31, 2017, interest rates applicable to these variable rate credit facilities ranged from 3.02% to 9.75% based on the lowest of the available alternative rates.  At March 31, 2017, the rate would have been 3.23% on our domestic credit facility and would have been 9.75% on our Belgian credit facility.  The term loan on our headquarters building bears interest, at the Company's option, at the lender's base rate plus 175 basis points or the one-, two- or three-month LIBOR rate plus 325 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 6.20%. Long-term fixed-rate borrowings at our Belgian subsidiary bear interest at 3.98%. As of March 31, 2017, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate term loan facility into a fixed rate facility.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at March 31, 2017 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective May 30, 2012, our board of directors approved a discretionary program to repurchase up to 500,000 shares of our outstanding common stock. The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by us and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date. At March 31, 2017, there were 429,202 shares remaining that could be repurchased under the program. There were no repurchases of common stock during the three months ended March 31, 2017.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six-months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for three- and six-months ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2017.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	May 9, 2017	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer

Date:	May 9, 2017	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Senior Vice President and Chief Financial Officer

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE SIX MONTHS ENDED MARCH 31, 2017

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and September 30, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and six-months ended March 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for three- and six-months ended March 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the six months ended March 31, 2017.