Form 10-Q
period 2017-06-30
KEY TECHNOLOGY INC
filed 2017-08-04
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2017
or

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

The number of shares outstanding of the registrant's common stock, no par value, on July 31, 2017 was 6,486,928 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2017 AND SEPTEMBER 30, 2016

	June 30, 2017	September 30, 2016
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$10,297	$10,491
Trade accounts receivable, net of allowance for doubtful accounts of $293 and $266, respectively	17,397	14,024
Inventories:
Raw materials	13,582	11,690
Work-in-process and sub-assemblies	18,666	12,191
Finished goods	7,544	6,806
Total inventories	39,792	30,687
Deferred income taxes	4,373	3,934
Prepaid expenses and other assets	4,577	3,285
Total current assets	76,436	62,421
Property, plant and equipment, net	13,140	13,789
Deferred income taxes	1,897	3,001
Goodwill	10,335	10,277
Investment in Proditec	1,127	1,127
Intangibles and other assets, net	4,655	5,369
Total	$107,590	$95,984

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,931	$7,381
Accrued payroll liabilities and commissions	7,264	4,932
Customers' deposits	10,231	9,139
Accrued customer support and warranty costs	2,185	2,197
Customer purchase plans	1,032	1,124
Income taxes payable	1,003	—
Current portion of long-term debt	429	587
Other accrued liabilities	2,817	956
Total current liabilities	34,892	26,316
Long-term debt	4,269	4,565
Deferred income taxes	1,532	1,761
Other long-term liabilities	243	348
Shareholders' equity:
Common stock	34,769	34,237
Retained earnings and other shareholders' equity	31,885	28,757
Total shareholders' equity	66,654	62,994
Total	$107,590	$95,984

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,
	2017	2016
	(in thousands, except per share data)
Net sales	$44,650	$36,207
Cost of sales	28,917	25,553
Gross profit	15,733	10,654
Operating expenses:
Sales and marketing	5,282	4,135
Research and development	3,272	2,719
General and administrative	2,040	1,781
Amortization of intangibles	204	235
Total operating expenses	10,798	8,870
Gain (loss) on disposition of assets	(5)	13
Income from operations	4,930	1,797
Other income (expense)	(326)	(228)
Earnings before income taxes	4,604	1,569
Income tax expense	1,565	534
Net earnings	$3,039	$1,035

Net earnings per share
- basic	$0.47	$0.16
- diluted	$0.47	$0.16

Shares used in per share calculations - basic	6,486	6,369

Shares used in per share calculations - diluted	6,486	6,369
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Nine Months Ended June 30,
	2017	2016
	(in thousands, except per share data)
Net sales	$99,368	$89,520
Cost of sales	65,322	63,417
Gross profit	34,046	26,103
Operating expenses:
Sales and marketing	14,107	12,293
Research and development	8,292	7,911
General and administrative	6,051	6,261
Amortization of intangibles	646	887
Total operating expenses	29,096	27,352
Gain (loss) on disposition of assets	(3)	10
Earnings (loss) from operations	4,947	(1,239)
Other income (expense)	(647)	(758)
Earnings (loss) before income taxes	4,300	(1,997)
Income tax expense (benefit)	1,462	(784)
Net earnings (loss)	$2,838	$(1,213)

Net earnings (loss) per share
- basic	$0.44	$(0.19)
- diluted	$0.44	$(0.19)

Shares used in per share calculations - basic	6,434	6,309

Shares used in per share calculations - diluted	6,434	6,309
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Net earnings (loss)	$3,039	$1,035	$2,838	$(1,213)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,390	(423)	421	(274)
Reclassification adjustment for foreign currency translation included in net earnings (loss)	6	6	18	18
Income tax (expense) benefit related to items of comprehensive income (loss)	(475)	142	(149)	87
Total comprehensive income (loss)	$3,960	$760	$3,128	$(1,382)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Nine Months Ended June 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$2,838	$(1,213)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
(Gain) loss on disposition of assets	3	(10)
Foreign currency exchange loss	205	227
Depreciation and amortization	3,049	3,763
Share based payments	779	860
Reclassification from other comprehensive income	18	18
Excess tax benefits from share based payments	—	(14)
Deferred income taxes	293	(779)
Change in fair value of derivatives	(98)	—
Deferred rent	3	6
Bad debt expense	33	(1)
Changes in assets and liabilities:
Trade accounts receivable	(3,377)	(5,228)
Inventories	(8,869)	(80)
Prepaid expenses and other current assets	(1,160)	625
Income taxes receivable	1	3
Intangibles and other long term assets	—	(33)
Accounts payable	2,449	(1,410)
Accrued payroll liabilities and commissions	2,291	(70)
Customers’ deposits	710	2,176
Accrued customer support and warranty costs	(16)	(307)
Income taxes payable	944	(43)
Other accrued liabilities	1,843	(31)
Other	(9)	4
Cash provided by (used in) operating activities	$1,930	$(1,537)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	$8	$32
Purchases of property, plant and equipment	(1,667)	(1,760)
Cash used in investing activities	$(1,659)	$(1,728)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2017 AND 2016

	Nine Months Ended June 30,
	2017	2016
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to short-term borrowings	$—	$2,000
Repayments of short-term borrowings	—	(1,000)
Payments on long-term debt	(447)	(534)
Excess tax benefits from share based payments	—	14
Proceeds from issuance of common stock	31	37
Exchange of shares for statutory withholding	(214)	(255)
Cash provided by (used in) financing activities	$(630)	$262

EFFECT OF EXCHANGE RATE CHANGES ON CASH	165	48

NET DECREASE IN CASH AND CASH EQUIVALENTS	(194)	(2,955)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	10,491	7,726

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$10,297	$4,771

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$247	$308
Cash paid during the period for income taxes	$233	$26

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JUNE 30, 2017

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2016.  The results of operations for the three- and nine-month periods ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at June 30, 2017 and the results of its operations and its cash flows for the three- and nine-month periods ended June 30, 2017 and 2016.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company's contracts for goods and services are not complex and are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material effect on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2018 using the modified retrospective method by recognizing any cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

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

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not anticipate that the adoption of this ASU will materially affect its results of operations.

2.	Share-based compensation

During the nine months ended June 30, 2017, the Company granted 93,108 shares of service-based stock awards.  The fair value of these grants ranged between $10.68 and $13.10 per share based on the fair market value of our common stock at the grant date.  The restrictions on these shares lapse at the end of the required service periods ranging from October 2017 through December 2019. During the nine months ended June 30, 2017, the Company also granted 67,493 shares of performance-based stock awards. The fair value of these grants was $10.68 per share based on the fair market value of our common stock at the grant date. The restrictions on these grants lapse upon achievement of performance-based objectives for the three-year period ending September 30, 2019 and continued employment through October 1, 2019. The Company estimates that it is less than probable that the performance-based objectives on any of the performance-based awards granted in fiscal 2017 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2017 related to these awards.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Cost of goods sold	$40	$84	$128	$122
Operating expenses	226	227	651	738
Total share-based compensation expense	$266	$311	$779	$860

Share-based compensation expense remaining capitalized in inventory at June 30, 2017 and 2016 was $21,000 and $22,000, respectively.

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

At June 30, 2017, the Company had an interest rate swap with a notional amount of $4.6 million that fixes the interest rate on its LIBOR-based variable rate mortgage at 6.20%.  At June 30, 2017, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $79,000.  There were gains of $22,000 and $97,000 recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the three- and nine-month periods ended June 30, 2017, respectively, because the interest rate swap was not designated as a hedge due to its ineffectiveness. During the three- and nine-month periods ended June 30, 2017, the Company recorded $23,000 and $78,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap. The interest rate swap matures in July 2018. The fair value of a previous interest rate swap is being amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it is no longer designated as a hedge. As a result, the Company amortized $6,000 and $18,000 of losses from Other Comprehensive Income into net earnings during the three- and nine-month periods ended June 30, 2017.

At June 30, 2017, the Company had a one-month undesignated forward exchange contract for €1.5 million ($1.7 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency losses of $73,000 and gains of $123,000 were recorded for forward exchange contracts in the three- and nine-month periods ended June 30, 2017 as a component of foreign currency gains or losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The gains or losses on the Company's forward exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At June 30, 2017, the Company had liabilities of $18,000 for settlements under these forward exchange contracts in Other current liabilities on the Company's Unaudited Condensed Consolidated Balance Sheet.

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

The following table presents the Company's assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions:

	Fair Value Measurements at June 30, 2017
	(in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ (Liabilities) at Fair Value
Derivatives:
Interest rate swap	$—	$(79)	$—	$(79)
Forward exchange contracts	—	—	—	—

At June 30, 2017, the Company also had long-term debt of approximately $4.7 million.  The Company's long-term debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At June 30, 2017, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million. This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

6.    Financing arrangements

The Company's domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of a specified financial ratio. The Company's base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. At June 30, 2017, the interest rate would have been 3.48% based on the lowest of the available alternative rates. The term loan bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The credit facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At June 30, 2017, the Company had no outstanding borrowings under the revolving line of credit and $1.6 million of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.1 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provisions of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At June 30, 2017, the interest rate was 9.75% and the subsidiary had no borrowings under the operating line. At June 30, 2017, the subsidiary had a loan outstanding under the loan agreement provisions totaling €67,000 ($76,000). The fixed interest rate on this loan was 3.98% . The loan matures in November 2017. At June 30, 2017, the subsidiary had no bank guarantees outstanding under the bank guarantee facility.

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

A reconciliation of the changes in the Company’s allowances for warranties for the nine months ended June 30, 2017 and 2016 is as follows (in thousands):

	Nine Months Ended June 30,
	2017	2016
Beginning balance	$1,932	$2,255
Warranty costs incurred	(1,842)	(2,112)
Warranty expense accrued	1,740	1,778
Translation adjustments	2	(9)
Ending balance	$1,832	$1,912

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

Bank guarantees and letters of credit

At June 30, 2017, the Company had standby letters of credit totaling $1.6 million. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

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

Current Period - Third quarter of fiscal 2017

Net sales, net earnings, and orders for the third quarter of fiscal 2017 were the highest quarterly levels in our Company's history. We have now recorded nine consecutive quarters of year-over-year quarterly order growth.

Net sales of $44.7 million in the third quarter of fiscal 2017 were $8.5 million, or 23%, higher than net sales of $36.2 million in the corresponding quarter a year ago. The higher net sales in the third quarter of fiscal 2017 were primarily due to increased sales in the automated inspection systems and process systems product lines. Net sales increased most significantly in the European region and in the potato market. International sales were 65% of net sales for the third quarter of fiscal 2017, compared to 51% in the corresponding prior-year period.  The backlog of $52.1 million at the end of the third quarter of fiscal 2017 represents an increase of $18.2 million, or 54%, over the backlog of $33.9 million at the end of the corresponding quarter a year ago and was second only to the backlog at the end of the second fiscal quarter of 2017. A significant portion of the ending backlog is not scheduled to ship until fiscal 2018. As a result, net sales for the fourth quarter of fiscal 2017 are expected to increase moderately as compared to the net sales recorded in the fourth quarter of fiscal 2016.

Orders in the third quarter of fiscal 2017 of $41.8 million were up $9.8 million, or 31%, compared to orders of $32.0 million in the third quarter of fiscal 2016.  Orders increased most significantly in automated inspection systems and process systems product lines. Orders increased primarily in the European region and in the potato market globally. Third quarter and year-to-date EMEIA (Europe, Middle East, India and Africa) orders in Euros increased by 104% and 72%, respectively, over the same periods in the prior fiscal year. The last four quarters have been our largest four individual EMEIA bookings quarters in our history. North America was the largest order contributing region in the third quarter of fiscal 2017, also recording one of the largest quarterly orders in our history for this region. Orders in North America included approximately $8.0 million of equipment associated with a new plant expansion by a significant North American potato processor. Total orders for the third quarter of fiscal 2017 also included orders of $8.0 million associated with multiple global projects from another major world-wide potato processor.

The gross margin percentage in the third quarter of fiscal 2017 was 35.2% as compared to 29.4% for the same period in the prior year. The increase was primarily due to a favorable product mix and improvements and efficiencies in both the process systems and automated inspection systems product lines. The gross margin percentage in the fourth quarter of fiscal 2017 is expected to decrease moderately as compared to the percentage in the third quarter of fiscal 2017.

Operating expenses of $10.8 million increased approximately $1.9 million, or 22%, as compared to $8.9 million for the same period in the prior year. Increased operating expenses were primarily the result of the increased net sales and related sales commissions as well as increased personnel costs. Overall operating expenses in the fourth quarter of fiscal 2017 are expected to decrease slightly over the expense level in the third quarter of fiscal 2017.

Overall, our earnings from operations of $4.9 million in the third quarter of fiscal 2017 improved compared to earnings from operations of $1.8 million in the same quarter in the prior year. The net earnings for the third quarter of fiscal 2017 were $3.0 million, or $0.47 per diluted share.  The net earnings for the corresponding three-month period in fiscal 2016 were $1.0 million, or $0.16 per diluted share.  The net earnings in the most recent three-month period increased as compared to the prior year period primarily due to improved net sales and gross profit margins, partially offset by higher operating expenses.

First nine months of fiscal 2017

Net sales of $99.4 million for the first nine months of fiscal 2017 were $9.8 million, or 11%, higher than net sales of $89.5 million in the corresponding period a year ago. International sales were 60% of net sales for the first nine months of fiscal 2017 compared to 54% in the corresponding prior year period. Net sales were up primarily in automated inspection systems, the European region and the potato market. Customer orders in the first nine months of fiscal 2017 of $110.2 million were up $17.9 million, or 19%, compared to the orders of $92.3 million in the first nine months of fiscal 2016. Customer orders increased across all product lines, most significantly in automated inspection systems. Orders increased primarily in Europe and primarily in the potato market.

The net earnings for the first nine months of fiscal 2017 were $2.8 million, or $0.44 per diluted share. The net loss for the corresponding nine-month period in 2016 was $1.2 million, or $0.19 per diluted share. The increased net earnings in the more recent nine-month period is primarily due to higher net sales and gross profits partially offset by higher operating expenses.

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

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At June 30, 2017, we had invoiced $4.1 million, compared to $1.7 million at September 30, 2016, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of June 30, 2017, the balance sheet included allowances for doubtful accounts of $293,000 as compared to $266,000 at September 30, 2016.  Amounts charged to bad debt expense for the nine months ended June 30, 2017 and 2016, respectively, were $33,000 and $(1,000).  Actual charges to the allowance for doubtful accounts for the nine months ended June 30, 2017 and 2016, respectively, were $8,000 and $12,000.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable will decrease and charges for bad debts will increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just-in-time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At June 30, 2017, cumulative inventory adjustments to the lower of cost or market totaled $6.0 million, compared to $5.1 million at June 30, 2016.  Amounts charged to expense to record inventory at lower of cost or market for the nine months ending June 30, 2017 and 2016 were $1.1 million and $1.8 million, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $200,000 and $931,000 for the nine months ending June 30, 2017 and 2016, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values will result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of June 30, 2017, we held $29.1 million of long-lived assets, net of depreciation and amortization.  There were no material changes during the quarter that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of their recoverability and fair values. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of June 30, 2017, the balance sheet included warranty reserves of $1.8 million. Warranty charges of $1.8 million were incurred during the nine-month period then ended. Warranty reserves were $1.9 million as of June 30, 2016 and warranty charges of $2.1 million were incurred during the nine-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense will need to increase, warranty expense will increase and gross margins will decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At June 30, 2017, we had valuation reserves of approximately $197,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec and for foreign deferred tax assets, primarily related to tax carryforwards in foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the nine months ended June 30, 2017, there was no change in our valuation reserves.  There were no other material valuation allowances at June 30, 2017 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for uncertain tax positions in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2017, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Recent Accounting Pronouncements Not Yet Adopted.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09, as amended by ASU 2015-14, is effective for annual reporting periods beginning after December 15, 2017, including interim periods therein. ASU 2014-09 supersedes nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the impact of the new standard on revenue contracts. This includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company's contracts for goods and services are not complex and are primarily short-term in nature, and the assessment at this stage is that the Company does not expect the adoption of the new revenue recognition standard to have a material effect on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2018 using the modified retrospective method by recognizing any cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

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

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal years beginning after December 15, 2016, including interim periods within those years. The Company does not anticipate that the adoption of this ASU will materially affect its results of operations.

Results of Operations

For the three months ended June 30, 2017 and 2016

Net sales, net earnings and orders for the third quarter of fiscal 2017 were the highest quarterly levels in our Company's history. We have now recorded nine consecutive quarters of year-over-year quarterly order growth.

Net sales increased $8.5 million, or 23%, to $44.7 million in the third quarter of fiscal 2017 from $36.2 million recorded in the corresponding quarter a year ago. International sales for the three-month period ending June 30, 2017 were 65% of net sales, compared to 51% in the corresponding prior year period.  The increase in net sales occurred primarily in the European region, and increased primarily in the potato market. Automated inspection systems net sales were up $5.7 million, or 58%, to $15.7 million due primarily to the timing of shipments. The increase in automated inspection system sales was in belt-fed, upgrade and ADR products. Net sales of process systems increased $2.4 million, or 13%, to $21.0 million in the third quarter of fiscal 2017. This increase was across most process system product types. Parts and service sales were $8.0 million, up $0.3 million. Automated inspection systems sales, including upgrade systems, represented 35% of net sales in the third quarter of fiscal 2017 compared to 28% of net sales in the third quarter of fiscal 2016.  Process systems sales represented 47% of net sales in the third quarter of fiscal 2017 and compared to 51% in the third quarter of fiscal 2016, while parts and service sales accounted for 18% of net sales in the third quarter of fiscal 2017, compared to 21% during the third quarter of fiscal 2016. A significant portion of the ending backlog as of June 30, 2017 is not scheduled to ship until fiscal 2018. As a result, we expect net sales in the fourth quarter of fiscal 2017 to increase moderately as compared to the net sales reported in the fourth quarter of fiscal 2016.

Total backlog was $52.1 million at the end of the third quarter of fiscal 2017, which was $18.2 million, or 54%, higher than the $33.9 million backlog at the end of the third quarter of the prior fiscal year and was second only to the backlog at the end of the second fiscal quarter of 2017.  Automated inspection systems backlog increased by $7.4 million, or 46%, to $23.7 million at the end of the third quarter of fiscal 2017 compared to $16.3 million at the same time a year ago. The increase was primarily in belt-fed, upgrade and ADR products. Backlog for process systems was up $10.4 million, or 67%, to $26.0 million at June 30, 2017 compared to $15.6 million at June 30, 2016, and was up across most product types. Backlog by product line at June 30, 2017 was 45% automated inspection systems, 50% process systems, and 5% parts and service, as compared to 48% automated inspection systems, 46% process systems, and 6% parts and service at June 30, 2016.

Orders of $41.8 million in the third quarter of fiscal 2017 were $9.8 million, or 31%, higher than the third quarter new orders of $32.0 million a year ago. Orders for process systems during the third quarter of fiscal 2017 increased $5.4 million, or 41%, to

$18.7 million from $13.3 million in the comparable quarter of fiscal 2016. The increase in orders for process systems occurred across most product types.  Automated inspection systems orders increased $4.2 million, or 39%, during the third quarter of fiscal 2017 to $15.0 million compared to $10.8 million in the third quarter of fiscal 2016. Orders for automation inspection systems increased primarily for belt-fed, upgrade and ADR product types. Orders for parts and service were $8.1 million, or 2% higher than in the third quarter of fiscal 2016 of $8.0 million. Orders overall were up primarily in Europe and most significantly in the potato market. Third quarter and year-to-date EMEIA orders in Euros increased by 104% and 72%, respectively, over the same periods in the prior fiscal year. The last four quarters have been our largest four individual EMEIA bookings quarters. North America was the largest order contributing region in the third quarter of fiscal 2017, also recording one of our largest quarterly orders in our history for this region. Orders in North America included approximately $8.0 million of equipment associated with a new plant expansion by a significant North American potato processor. Total orders for the third quarter of fiscal 2017 also included orders of $8.0 million associated with multiple global projects from another major world-wide potato processor.

Gross profit for the third quarter of fiscal 2017 was $15.7 million, compared to $10.7 million in the corresponding period last year.  Gross margin in the third quarter of fiscal 2017, as a percentage of net sales, increased to 35.2% compared to the 29.4% reported in the corresponding quarter of fiscal 2016.  The gross margin percentage for the third quarter of fiscal 2017 was higher primarily due to a more favorable product mix and improvements and efficiencies in both the process systems and automated inspection systems product lines. The gross margin percentage in the fourth quarter of fiscal 2017 is expected to decrease moderately as compared to the percentage in the third quarter of fiscal 2017.

Operating expenses of $10.8 million for the third quarter of fiscal 2017 were 24.2% of net sales compared to $8.9 million for the third quarter of fiscal 2016 and 24.5% of net sales. The increased operating expenses were primarily the result of increased net sales and related sales commission as well as increased personnel costs. Total operating expenses in the fourth quarter of fiscal 2017 are expected to decrease slightly over the expense levels in the third quarter of fiscal 2017.

Other expense for the third quarter of fiscal 2017 was $326,000, compared to $228,000 for the corresponding period in fiscal 2016, and increased primarily due to increased foreign exchange losses in the third quarter of fiscal 2017 as compared to the prior year's third fiscal quarter.

The net earnings for the quarter ended June 30, 2017 were $3.0 million, or $0.47 per diluted share.  The net earnings for the corresponding period last year were $1.0 million, or $0.16 per diluted share.  The increase in net earnings in the third quarter of fiscal 2017 compared to the third quarter of fiscal 2016 was primarily the result of increased net sales and improved gross profit margins, partially offset by higher operating expenses.

For the nine months ended June 30, 2017 and 2016

Net sales in the first nine months of fiscal 2017 increased by $9.8 million, or 11%, to $99.4 million compared to $89.5 million for the same period in fiscal 2016. The higher net sales occurred most significantly in the European region. Net sales increased most significantly in the potato market. International sales for the more recent nine-month period were 60% of net sales compared to 54% for the nine-month period of fiscal 2016. Increases in total net sales for the first nine months of fiscal 2017 compared to the same period in the prior year occurred most significantly in automated inspection systems sales which were up $8.1 million or 30%. The increase in automated inspection systems was in both belt-fed and chute-fed products and upgrade products. Process systems sales were up $1.0 million or 2%. Parts and service sales were up $0.8 million or 4%. Process systems represented 42% of net sales in the first nine months of fiscal 2017 compared to 46% of net sales in the first nine months of fiscal 2016. Automated inspection systems sales represented 36% of net sales in the first nine months of fiscal 2017, compared to 31% of net sales in the first nine months of fiscal 2016. Parts and service sales were 22% of net sales in the first nine months of fiscal 2017 compared to 23% in the first nine months of fiscal 2016.

Orders for the first nine months of fiscal 2017 increased $17.9 million, or 19%, to $110.2 million compared to orders of $92.3 million in the first nine months of fiscal 2016. Orders for automated inspection systems increased $9.9 million, or 35%, to $37.8 million compared to $27.9 million in the first nine months of fiscal 2016. Orders for automated inspection systems increased most significantly for upgrades, ADR and belt-fed product lines, partially offset by small decreases for chute-fed product lines. Orders for process systems increased $6.5 million, or 15%, to $50.0 million compared to $43.5 million in the first nine months of fiscal 2016. Orders for process systems increased for most product lines. Orders for parts and service were $22.4 million, up $1.5 million, or 7%, from $20.9 million in the prior year. The overall increase in orders as compared to the prior year occurred particularly in the potato market. Orders were up most significantly in Europe, partially offset by a small decrease in North America.

Gross profit for the first nine months of fiscal 2017 was $34.0 million compared to $26.1 million in the corresponding period last year. Gross margin for the first nine months of fiscal 2017, as a percentage of net sales, was 34.3% as compared to 29.2% reported for the same period of fiscal 2016. The gross margin percentage for the first nine months of fiscal 2017 increased primarily due to a more favorable product mix and improvements and efficiencies in both the process systems and automated inspection systems product lines.

Operating expenses of $29.1 million for the first nine months of fiscal 2017 were 29.3% of net sales compared with $27.4 million, or 30.6%, of net sales for the same period of fiscal 2016. Operating expenses for the first nine months of fiscal 2017 were higher than the operating expenses for the first nine months of fiscal 2016 due primarily to increased net sales and related sales commission as well as increased personnel costs, partially offset by the non-recurrence of $0.7 million of restructuring charges incurred in the first quarter of fiscal 2016 and lower amortization charges.

Other expense for the first nine months of fiscal 2017 was $647,000 compared to other expense of $758,000 for the corresponding period in fiscal 2016 primarily due to lower interest expense and lower bank charges.

The income tax benefit for the first nine months of fiscal 2016 was increased by $106,000, related to expenditures in fiscal 2015, due to the retroactive renewal of the research and development tax credit which occurred during the first quarter of fiscal 2016.

The net earnings for the first nine months of fiscal 2017 were $2.8 million, or $0.44 per diluted share. The net loss for the same period in fiscal 2016 was $1.2 million, or $0.19 per diluted share. The net earnings for the first nine months of fiscal 2017 increased primarily due to higher net sales and higher gross profit, partially offset by higher operating expenses.

Liquidity and Capital Resources

In the first nine months of fiscal 2017, net cash decreased by $0.2 million to $10.3 million on June 30, 2017 from $10.5 million on September 30, 2016.  Cash provided by operating activities was $1.9 million during the nine months ended June 30, 2017.  Investing activities consumed $1.7 million of cash.  Financing activities used $0.6 million of cash.

Cash provided by operating activities during the nine months ended June 30, 2017 was $1.9 million.  For the first nine months of fiscal 2017, the net earnings were $2.8 million.  Non-cash items included in the net earnings in the first nine months of fiscal 2017, such as depreciation, amortization, deferred taxes and share-based compensation, were approximately $4.3 million.  In the first nine months of fiscal 2017, changes in non-cash working capital used $5.2 million of cash in operating activities.  The major changes in current assets and liabilities using cash during the first nine months of fiscal 2017 were increases in inventory of $8.9 million due to the increased backlog and production, increases in accounts receivable of $3.4 million due to the increase in net sales and the timing of shipments and related collections, and an increase of $1.2 million in prepaid expenses due to the timing of payments. These uses were partially offset by increases in customer deposits of $0.7 million due to the increased backlog and timing of collections and shipments, and increases in accounts payable of $2.4 million due to increased production and the timing of payments, increases in accrued payroll liabilities of $2.3 million due to the timing of payments, $1.8 million of increases in other accrued liabilities primarily due to an increase in deferred income due to timing differences between invoicing and delivery of goods and services, and $0.9 million in increases in income tax payable due to increased net earnings and the timing of payments.

For the first nine months of fiscal 2016, $1.5 million of cash was used in operating activities, comprised of a net loss of $1.2 million; non-cash items such as depreciation, amortization, deferred taxes and share-based compensation included in the net loss were $4.1 million; and changes in non-cash working capital used $4.4 million. The primary changes in the first nine months of fiscal 2017 as compared to the first nine months of fiscal 2016 were the increased net earnings and increases in cash provided by working capital. Significant changes in working capital included increased use of cash for inventory and prepaid expenses, and a decrease in cash used for accounts payable, accrual payroll, other liabilities, decreases in accounts receivable, and increased customer deposits.

Net cash used in investing activities was $1.7 million for the first nine months of fiscal 2017 compared to $1.7 million for the first nine months of fiscal 2016.  Cash used for investing activities in the fiscal 2017 period related entirely to capital expenditures.

Net cash used by financing activities during the first nine months of fiscal 2017 was $630,000, compared with net cash provided by financing activities of $262,000 during the corresponding period in fiscal 2016.  Net cash used in financing activities during the first nine months of fiscal 2017 primarily resulted from $447,000 of repayments of long-term debt, and $214,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, partially offset by $31,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first nine months of fiscal 2016 resulted mainly from payments on long-term debt of $534,000 and payroll taxes of $255,000 paid in connection with stock surrenders related to compensatory stock awards, partially offset by $37,000 of proceeds from the issuance of common stock, offset by a net $1.0 million provided by short-term borrowings.

Our domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of our eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at our option, at either the lender's base lending rate or LIBOR using a tiered structure depending on our achievement of a specified financial ratio. Our base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. Our LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. At June 30, 2017, the interest rate would have been 3.48% based on the lowest of the available alternative rates. The term loan bears interest, at our option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. We have also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The credit facility is secured by our receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if we do not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At June 30, 2017, we had no outstanding borrowings under the revolving line of credit and $1.6 million of outstanding standby letters of credit.

Our Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.1 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provisions of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate plus 1.25%. At June 30, 2017, the interest rate was 9.75%. At June 30, 2017, the subsidiary had no borrowings under the operating line. At June 30, 2017, the subsidiary had a loan outstanding under the loan agreement provisions totaling €67,000 ($76,000). The fixed interest rate on this loan was 3.98% . The loan matures in November 2017. At June 30, 2017, the subsidiary had no bank guarantees outstanding under the bank guarantee facility.

Our continuing contractual obligations and commercial commitments existing on June 30, 2017 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$4,698	$429	$4,269	$—	$—
Interest on long-term debt (2)	321	277	44	—	—
Operating leases	4,704	1,351	2,112	785	456
Total contractual cash obligations	$9,723	$2,057	$6,425	$785	$456

(1)
We also have $86,000 of contractual obligations related to uncertain tax positions for which the timing and amount of payment cannot be reasonably estimated due to the nature of the uncertainties and the unpredictability of jurisdictional examinations in relation to the statute of limitations.

(2)	Includes the effect of the interest-rate swap agreement that fixed the interest rate at 6.20%.

We anticipate that current cash balances, ongoing cash flows from operations, and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future. At June 30, 2017, we had standby letters of credit totaling $1.6 million, which includes secured bank guarantees under our domestic credit facility. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposure to such risks is generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in the local currencies of these countries may increase.  As of June 30, 2017, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $160,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk on an on-going basis and may enter into forward contracts to minimize such risk.  At June 30, 2017, we held a 30-day forward contract for €1.5 million ($1.7 million).

As of June 30, 2017, the U.S. dollar lost approximately 1% in value against the Euro compared to its value at September 30, 2016.  During the nine-month period ended June 30, 2017, changes in the value of the U.S dollar against the Euro ranged between a 1% loss and a 7% gain as compared to the value at September 30, 2016.  The U.S. dollar also lost in value against most other relevant foreign currencies, except for the Chinese yuan, during the first nine months of fiscal 2017.  The effect of these fluctuations on our operations and financial results during the nine months ended June 30, 2017 were:

•
Translation adjustments of $277,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro-denominated balance sheets of our European subsidiaries into U.S. dollars and, to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary, and the Peso balance sheets of our Mexican subsidiaries.

•
Foreign exchange losses of $205,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

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

Interest Rate Risk.  Under our domestic credit facility, we are able to borrow at either (a) the lender’s prime rate plus 75, 100 or 125 basis points or (b) at LIBOR plus 225, 250 or 275 basis points depending on our achievement of a specified financial ratio. Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%. At June 30, 2017, we had no borrowings under these arrangements.  During the nine months ended June 30, 2017, interest rates applicable to these variable rate credit facilities ranged from 3.20% to 9.75% based on the lowest of the available alternative rates.  At June 30, 2017, the rate would have been 3.48% on our domestic credit facility and would have been 9.75% on our Belgian credit facility.  The term loan on our headquarters building bears interest, at the Company's option, at the lender's base rate plus 175 basis points or the one-, two- or three-month LIBOR rate plus 325 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 6.20%. Long-term fixed-rate borrowings at our Belgian subsidiary bear interest at 3.98%. As of June 30, 2017, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate term loan facility into a fixed-rate facility.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at June 30, 2017 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will be adopting ASU 2014-09, "Revenue from Contracts with Customers" effective October 1, 2018. We do not believe the adoption of this new guidance will have a material effect on our results of operations. Consequently, we do not believe the adoption of this new guidance will require significant changes in our internal controls and procedures over financial reporting and disclosures. However, due to the nature of the new guidance, we may be making enhancements or modifications to existing internal controls and procedures to ensure compliance with the new guidance.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by us or on our behalf during the quarter ended June 30, 2017 of equity securities registered by us under Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2017	—	—	—	—
May 1-31, 2017	—	—	—	—
June 1-30, 2017	109	$12.90	—	—
Total	109	$12.90	—	429,202	(2)

(1)	Includes shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under our employee stock incentive plan. The shares were subsequently canceled.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and September 30, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and nine-months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for three- and nine-months ended June 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended June 30, 2017.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	August 4, 2017	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer

Date:	August 4, 2017	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Senior Vice President and Chief Financial Officer

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE NINE MONTHS ENDED JUNE 30, 2017

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and September 30, 2016, (ii) Unaudited Condensed Consolidated Statements of Operations for the three- and nine-months ended June 30, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for three- and nine-months ended June 30, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the nine months ended June 30, 2017.