Form 10-K
period 2017-09-30
KEY TECHNOLOGY INC
filed 2017-12-08
CIK 906193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
____________________________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____.
 Commission File No. 0-21820
_________________________________________
KEY TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or jurisdiction of incorporation or organization)	93-0822509 (I.R.S. Employer Identification No.)
150 Avery Street Walla Walla, Washington (Address of Principal Executive Offices)	99362 (Zip Code)
 Registrant’s telephone number, including area code:  (509) 529-2161
__________________________________________
  Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, no par value	Name of each exchange on which registered The NASDAQ Global Market
 Securities registered pursuant to Section 12(g) of the Act: None
 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐ No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “accelerated filer,” “large accelerated filer," “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the Registrant's common stock held by non-affiliates on March 31, 2017 (based on the last sale price of such shares) was approximately $61,474,169.
There were 6,479,166 shares of the Registrant's common stock outstanding on December 1, 2017.
 DOCUMENTS INCORPORATED BY REFERENCE
Parts of Registrant's Proxy Statement, dated on or about January 2, 2018, prepared in connection with the Annual Meeting of Shareholders to be held on February 7, 2018, are incorporated by reference into Part III of this Report.

KEY TECHNOLOGY, INC.
2017 ANNUAL REPORT ON FORM 10-K

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

Forward-looking statements are subject to a number of risks and uncertainties, the occurrence of any of which could cause the price of our common stock to fluctuate significantly, making it difficult for shareholders to resell common stock at a time or price they find attractive.  We caution investors not to place undue reliance on our forward-looking statements, which speak only as of the date on which they are made.  Our actual results may differ materially from those described in the forward-looking statements as a result of various factors, including those listed below:

•	global economic conditions may adversely affect our customers and our operating results;

•	political, economic, and other risks associated with international sales and operations could adversely affect our business and operating results;

•	variable economic conditions in the food processing industry, either globally or regionally, may adversely affect our sales;

•	significant investments in unsuccessful research and development efforts could materially adversely affect our business;

•	our existing and new products may not compete successfully in either current or new markets, which could result in the loss of market share and a decrease in our sales and profits;

•	the loss of any of our significant customers could reduce our sales and profitability;

•	competition may result in lower sales and prices for our products and services;

•
consolidation by our competitors could increase competition in the food processing equipment industry, and consolidation by our food processing industry customers could increase their purchasing power, both of which could reduce our sales and profitability;

•	customer sourcing initiatives and purchasing power may adversely affect our new equipment and aftermarket sales, and could result in reduced gross margins;

•	our sales and profits may vary widely from quarter to quarter and year to year due to the timing, size and composition of major orders;

•	our operating results are seasonal and may further fluctuate due to severe weather conditions affecting the agricultural industry in various parts of the world;

•	the failure of our independent sales representatives to perform as expected would harm our net sales;

•	our international operations subject us to a number of risks that could adversely affect our sales, operating results and growth;

•	we have made, or may make, acquisitions or enter into distribution agreements or similar business relationships that could disrupt our operations and harm our operating results;

•	fluctuations in foreign currency exchange rates could result in unanticipated losses that could adversely affect our results of operations and financial position;

•	advances in technology by competitors may adversely affect our sales and profitability;

•	our expansion into new markets, increasingly complex projects and applications, and integrated product offerings could increase our cost of operations and reduce gross margins and profitability;

•	the failure of our suppliers to deliver quality products in a timely manner or our inability to obtain components for our products could adversely affect our operating results;

•	our dependence on certain suppliers may leave us temporarily without adequate access to raw materials, intellectual property or products;

•	the limited availability and possible cost fluctuations of materials used in our products could adversely affect our gross margins;

•	our products may suffer from defects leading to warranty claims;

•	information security breaches or business system disruptions may adversely affect our business;

•	our potential inability to attract and retain experienced management and other key personnel, or the loss of key management personnel, may adversely affect our business and prospects for growth;

•	our potential inability to protect our intellectual property, especially as we expand geographically, may adversely affect our competitive advantage;

•
intellectual property-related litigation expenses and other costs resulting from infringement claims asserted against us by third parties may adversely affect our results of operations and our customer relations;

•	our financing agreements contain restrictive and financial covenants that may adversely affect us; and

•	changes in tax laws could adversely affect our business, financial condition and results of operations.

Given these uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements.  We disclaim any obligation to revise or update forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I

ITEM 1.	BUSINESS.

General

Key Technology was founded in 1948 as a local producer of vegetable processing equipment.  We have evolved into a worldwide supplier of process automation solutions to the food processing industry and other industries such as pharmaceuticals and tobacco. We were incorporated in 1982 as a result of a management buyout of our predecessor organization.

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

Net sales for the year ended September 30, 2017 were $139.9 million compared with $120.0 million for fiscal 2016 and $102.9 million for fiscal 2015.  We reported net earnings for fiscal 2017 of $4.0 million, or $0.63 per diluted share, compared with a net loss of $0.7 million, or $0.11 per diluted share, for fiscal 2016 and a net loss of $5.0 million, or $0.80 per diluted share, for fiscal 2015.  Export and international sales for the fiscal years ended September 30, 2017, 2016 and 2015 accounted for 60%, 53% and 50% of net sales in each year, respectively.  Total assets at September 30, 2017 were $107.8 million compared to $96.0 million at September 30, 2016.

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

Non-food Industries – Pharmaceuticals, Nutraceuticals and Tobacco

Processors, manufacturers and packagers in several non-food industries are interested in automated inspection systems that reduce costs, increase yields and improve product quality and safety.  Our primary non-food markets include pharmaceuticals, nutraceuticals and the tobacco industry.

In fiscal 2017, the pharmaceutical and nutraceutical industry, which is served by our pharmaceutical product line, SYMETIX®, also represented less than 5% of our net sales.  SYMETIX’s optical inspection systems for softgels and tablets remove defects and foreign capsules and tablets from the product stream.  These systems are of interest to brand owners, product manufacturers and contract packers looking to ensure product quality while reducing labor costs. We also own a 15% non-controlling interest in Proditec SAS. Proditec, headquartered in Pessac, France, is a manufacturer of automated, solid dose pharmaceutical inspection systems based on machine vision technology.

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

Products

The following table sets forth sales by product category for the periods indicated (in thousands):

	Fiscal Year Ended September 30,
	2017		2016		2015
Automated inspection systems	$51,981	37%	$38,620	32%	$37,529	36%
Process systems	57,088	41%	52,339	44%	37,768	37%
Parts and service	30,845	22%	29,081	24%	27,628	27%
Net sales	$139,914	100%	$120,040	100%	$102,925	100%

Service and maintenance contracts are less than 10% of total net sales and are therefore summarized with parts and service.

The following table sets forth the percent of total gross margin contributed by each product category for the periods indicated:

	Fiscal Year Ended September 30,
	2017	2016	2015
Automated inspection systems	34%	32%	34%
Process systems	37%	34%	26%
Parts and service	29%	34%	40%
Total gross margin	100%	100%	100%

Automated Inspection Systems

Automated inspection systems are used in various applications to detect and remove defects and foreign material from the product stream and help processors improve quality and increase the value of their end product. Key offers a wide range of digital sorters that accommodate throughputs of less than 1,000 kg to more than 20 metric tons of product per hour. We tailor each sorter around the product characteristics and production objectives of each processor with the optimal mechanical configuration, sensor types, sensor positions, lighting, ejection system, product handling and intelligent software.  Our sophisticated sensors, coupled with proprietary algorithms, recognize color, size, shape, structural properties and chemical composition to detect the widest range of visible and invisible product defects and foreign material.

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

In September 2015, the Company introduced the VERYX® family of digital sorters with the launch of our first VERYX chute-fed sorter, followed by the launch of our first VERYX belt-fed sorter in August 2016. In 2017, Key expanded the family with the addition of two new VERYX models - the B140 and the C70. Available in a range of inspection widths, VERYX is designed to satisfy food processors with small to very large production capacity requirements. This family of belt-fed and chute-fed sorters offers high-performance capabilities for fresh, frozen and dried vegetables and fruits, processed potato products, nuts and other products. Innovative mechanical architecture and intelligent decision-making help maintain optimal performance while minimizing operator interaction. VERYX advancements include sustained all-sided surface inspection and multi-sensor Pixel Fusion™ that, together with the highest resolution cameras and laser sensors available on a digital sorter and an intelligent ejection system, enable VERYX to achieve new levels of foreign material and product defect removal. Advanced auto-learn, self-adjusting capabilities and recipe-driven operation offer enhanced ease-of-use. VERYX was deliberately designed as a modular, configurable, and flexible platform to serve as the intelligent core of an entire suite of digital sorting solutions, able to support a broad range of applications and processing needs.

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

The power of the Company's digital sorters is expanding with the continued adoption of Information Analytics, a set of data acquisition and connectivity capabilities that enable the collection, analysis and sharing of data across the food processor’s enterprise. Equipped with Information Analytics, the sorter continuously collects and stores a variety of information about the sort process and the product flowing through the sorter to drive more intelligent sorting or generate customized statistical reports. It helps food processors better manage raw materials and optimize processes upstream and downstream of the sorter in addition to improving the sorter’s accept/reject decisions.

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

We have a large installed base of automated inspection systems which we support with upgrades to extend the life of the equipment and enable customers to continue operating at peak performance as technology advances.  Upgrades often provide customers with a less capital intensive alternative to acquiring new automated inspection systems.

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

RemoteMD™. RemoteMD is a real-time condition monitoring and diagnostics analysis tool for G6 optical sorters - Manta, Optyx and Tegra - as well as G6 ADR systems and our new VERYX sorters. RemoteMD permits us to monitor the condition of the customer’s system, assess the status, and alert the customer if problems are detected. RemoteMD provides detailed information to our service technicians, which increases the first-time fix-rate, reduces in-plant service calls, speeds resolution time and enhances customer productivity. We offer three distinct levels of RemoteMD services as part of our comprehensive protection plans - SelectPRO, PlusPRO and PremierPRO.  Each of the three protection plans is sold via annual subscription.

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

Research and Development

At September 30, 2017, our research and development department had 47 employees who conduct new product research and development and sustaining engineering for released products.  Our technical staff includes electronic, optical, mechanical and software engineers, mathematicians and technical support personnel.

In fiscal 2017, our research and development expenses were approximately $11.5 million, compared to $10.6 million in fiscal 2016 and $9.6 million in fiscal 2015.

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

Sales and Marketing

We market our equipment worldwide both directly and through independent sales representatives.  Sales by independent sales representatives generally account for between 20% and 30% of our annual consolidated net sales.  In the United States, we operate a sales office in Walla Walla, Washington.  Our international sales offices are: Key Technology B.V. and Visys N.V., which provide sales and service to European, Middle Eastern, Indian, and African customers ("EMEIA"); Key Technology Australia Pty Ltd., which provides sales and service to customers primarily in Australia and New Zealand; and Productos Key Mexicana S. de R.L. de C.V., which provides sales and service to customers in Latin America. We have Innovation & Solution Centers in the United States in Walla Walla, Washington and Sacramento, California. Internationally, we have Innovation & Solution Centers in Hasselt, Belgium; Beusichem, the Netherlands; and Dandenong, Australia. We supply equipment from both of our product groups - automated inspection systems and process systems - to customers in our primary markets through common sales and distribution channels.  In addition, we supply parts and service through our worldwide service organization.

Sales of most exports of products manufactured in the United States for shipment into international markets, other than Europe, have been denominated in U.S. dollars.  Sales of products in Europe are typically denominated in Euros.  As we expand our international operations, transactions denominated in the local currencies of other countries may increase.  In connection with our export and international sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar, which could increase or decrease the sales prices of our products in local currencies in international markets; tariffs and other barriers and restrictions; and the requirements of complying with a variety of international laws.  Additional information regarding domestic and international sales is set forth in Note 16 to the Company’s Consolidated Financial Statements for the fiscal year ended September 30, 2017.

During fiscal 2017, sales to Lamb Weston Holdings, Inc. and McCain Foods Limited each represented approximately 14% of total net sales. During fiscal 2016, sales to Lamb Weston Holdings, Inc. represented 19% of total net sales. During fiscal 2015, sales to McCain Foods Limited represented 11% of total net sales.  While we believe that our relationship with these customers is satisfactory, the loss of either of these customers could have a material adverse effect on our revenues and results of operations.  Each of these customers represents a group of plants under common control.  Generally, purchasing decisions for these customers are made at the individual plant level, which may diversify the concentration of risk.

Backlog

Our backlog as of September 30, 2017 and September 30, 2016 was approximately $43.9 million and $40.4 million, respectively.  We schedule production based on firm customer commitments and forecasted requirements.  We include in backlog only those customer orders for which we have accepted purchase orders, or the equivalent.

Competition

The markets for automated inspection systems and process systems are highly competitive.  We experience significant price competition across almost all our product lines.  Other important competitive factors include performance, reliability, and customer support and service.  We believe that we currently compete effectively with respect to these factors, although there can be no assurance that existing or future competitors will not introduce comparable or superior products at lower prices.  Certain of our competitors may have substantially greater financial, technical, marketing and other resources.  Other companies which sell products in certain of our markets include Heat & Control, Inc. and its subsidiaries; Tomra Systems ASA and its subsidiaries, BEST N.V. and Odenberg Inc.; Sortex Ltd. (which is owned by the Buhler Group); Kiremko B.V.; Meyer Precision, Inc.; KMG Systems Ltd.; VDL Industrial Products B.V.; TNA Australia Pty. Ltd.; Raytech Vision SpA; and Concept Engineers B.V.  We have also encountered additional smaller competitors entering our markets.  As we enter new markets, we expect to encounter additional new competitors.

Intellectual Property

We currently hold 46 United States patents on various features of our products issued from 2001 through fiscal 2017, and 57 other national patents issued by other countries.  The first of these patents will expire in fiscal 2018.  Although we consider our patents to be important to our business, we believe these expirations will not have a significant effect. Of the numbers above, 22 patents were issued in fiscal 2017.  As of December 1, 2017, 18 U.S. patent applications and 45 other foreign national patent applications were pending.  We had 69 registered trademarks and 6 pending application for trademarks as of the same date.

We also attempt to protect our trade secrets and other proprietary information through proprietary information agreements and security measures with employees, consultants and others.  The laws of certain countries in which our products are or may be manufactured or sold may not protect our products and intellectual property rights to the same extent as the laws of the United States.

Employees

At September 30, 2017, we had 645 full-time employees, including 400 in manufacturing and project engineering, 47 in research and development, 151 in marketing, sales and service, and 47 in general administration and finance.  A total of 186 employees are located outside the United States.  We also use temporary contract employees, which improves our ability to adjust manpower in response to changing demand for our products.  Of the total number of employees at September 30, 2017, eight were contract employees.  None of our employees in the United States are represented by a labor union.  The employees located at our facility in Beusichem, The Netherlands are represented by the Small Metal Union.  We have never experienced a work stoppage, slowdown or strike.

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

Global economic conditions may adversely affect our customers and our operating results.

Our sales may be adversely affected by uncertainties and general economic conditions that may cause customers to defer or cancel new orders and sales commitments previously made. If global economic conditions were to deteriorate, our revenue and ability to generate operating profits would be materially adversely affected and subject our business to the following risks, among others:

•	impair the financial condition of some of our customers and suppliers, thereby increasing customer bad debts or non- performance by suppliers;

•	adversely affect our ability to fund new product development necessary to meet future customer requirements;

•
negatively affect global demand for our customers' products, particularly in the food industry, which could result in a reduction of sales, underutilization of our production facilities, and a reduction in operating income and cash flows;

•	adversely affect our expansion plans, including possible acquisitions;

•	negatively affect our customers' ability to obtain financing, which could result in a reduction in sales, operating income and cash flows;

•	negatively affect our return on cash and cash equivalents;

•	make it more difficult or costly for us to obtain financing for our operations or investments;

•	negatively affect the results of our risk management activities if we are required to record losses related to financial instruments or experience counterparty failure;

•	result in charges for excess or obsolete inventory or require other asset write-downs; and

•	the volatility of the trading price of our common stock may increase.

Political, economic, and other risks associated with international sales and operations could adversely affect our business and operating results.

Recent political and economic developments, including the Brexit vote in the U.K., the presidential election in the U.S., central bank monetary policies, low growth in various international markets, rising global debt, renegotiation of trade agreements, and the threat of deflation, may affect global economic conditions and, in turn, our sales. In 2017, approximately 60% of our revenue was derived from customers located outside of the United States. We anticipate that international sales will continue to account for a significant portion of our revenue. We intend to continue to expand our sales and operations outside of the United States. As a result, our business is subject to the risks inherent in international sales and operations, including, among other things:

•	various regulatory and statutory requirements;

•	difficulties in injecting and repatriating cash;

•	export and import restrictions;

•	transportation delays;

•	new tariffs and customs duties;

•	employment regulations and local labor conditions;

•	difficulties in staffing and managing foreign sales operations;

•	instability in economic or political conditions;

•	difficulties protecting intellectual property;

•	business systems connectivity issues; and

•	potentially adverse tax consequences.

Any of these factors could have a material adverse effect on our operating results.

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

Product development in our industry is a complex, time-consuming and costly process involving significant investment in research and development with no assurance of return on investment. If we fail to predict and meet future customer needs and preferences, fail to incorporate industry-leading technologies in our products, or fail to allocate our research and development funding to products with higher customer acceptance and growth prospects, we may find we have invested in the development of products that do not lead to significant revenue for a number of years, if at all. Failure to successfully develop new products may also cause existing or potential customers to choose competitors' products. Even if we successfully develop new products and product enhancements, we may incur substantial costs in doing so, and our profitability may be reduced. Moreover, new products may not generate the gross margins that we anticipate.

Our existing and new products may not compete successfully in either current or new markets, which could result in the loss of market share and a decrease in our sales and profits.

Our future success and growth is dependent upon our ability to develop, manufacture, market, and sell products and services in certain food processing markets as well as to introduce new products into other existing and potential markets. There is no assurance that we will be able to introduce new products, or platforms such as VERYX, in accordance with our anticipated release dates or that new products will achieve market acceptance. The ultimate commercial success of a product depends upon various factors, many of which are not under our control. Customers have become increasingly concerned about their return on investment, energy conservation, sanitation and food safety, and our market solutions need to be cognizant of these considerations. There can be no assurance that we can successfully and profitably penetrate these potential markets or expand into new international markets with our current or future products. In addition, new product introductions and enhancements of existing products may reduce demand for our existing products or delay purchases by customers awaiting arrival of our new products. As new or enhanced products are introduced, we must successfully manage the transition from existing products. Difficulties that arise in managing the transition from our older products to our new or enhanced products could result in additional costs and deferred or lost revenue. There are also inherent risks in developing new technologies, entering new markets, and expanding in our existing markets including:

•	length of time and cost for development of these technologies and markets;

•	our ability to bring new solutions to the market in a timely manner and maintain a competitive advantage;

•	our ability to transition our production processes to meet increased demand for new products;

•	development of the technological capability to address the requirements and performance specifications of new and existing markets;

•	our ability to obtain new technology from third parties when we cannot cost-effectively develop these technologies ourselves;

•	our ability to manufacture our products in various geographies may affect our success in certain new markets;

•	our ability to design products for ease of manufacturability and service;

•	increased dependence on sole source providers of integral components for new products;

•	our ability to design and manufacture products for configurability, modularity and cost-effectiveness;

•	our ability to manufacture and sell our new products at sustainable gross margins;

•	our ability to train and develop personnel on new production, sales and service methods;

•	product reliability issues related to both new technology and adaptation of existing products to operate in new or rugged operating environments at customer sites;

•	reliability, quality or operability problems with high capacity products or products with new technology;

•	design or manufacturing flaws that may lead to increased product liability or warranty claims, excess or obsolete inventory and resulting charges; and

•	failure to meet performance specifications, which could damage our profitability and the reputation of our products.

The loss of any of our significant customers could reduce our sales and profitability.

We have significant, strategic customers and we anticipate that our operating results may continue to depend on these customers for the foreseeable future. The loss of any one of those customers, or a significant decrease in the volume of products they purchase from us, could adversely affect our sales and materially adversely affect our profitability. Any difficulty in collecting outstanding amounts due from one of those customers may also harm our operating results. In addition, sales to any particular large customer may fluctuate from quarter to quarter, causing fluctuations in our quarterly operating results.

Competition may result in lower sales and prices for our products and services.

We face aggressive pricing by our competitors, particularly in periods of excess manufacturing capacity. Consolidation among our primary competitors may provide these competitors with greater resources than we have and allow these competitors to compete more effectively on price. We may not be able to compete successfully in the future and our investments in research and development, sales and marketing may be insufficient to enable us to maintain our competitive advantage. Competitive pressure has in the past and may in the future lead to price erosion that could have a material adverse effect on our gross margins and operating results.

Consolidation by our competitors could increase competition in the food processing equipment industry, and consolidation by our food processing industry customers could increase their purchasing power, both of which could reduce our sales and profitability.

The food processing equipment industry has experienced recent consolidation. Consolidation by our competitors may enhance their production capacity, technological abilities, broaden their product lines and resources, and lower their cost structure and prices, causing us to be at a competitive disadvantage. Consolidation by our customers could adversely affect capital spending levels which could reduce the volume of products they purchase from us. In addition, certain large customers may exert purchasing power over their vendors and insist on discount pricing or require a higher level of post-sale support, which may lower our gross margin percentage. Our ability to respond to any of these changing market conditions could result in significant price erosion, reduced revenue, lower margins, and loss of market share, any of which could adversely affect our net earnings.

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

The length of our sales cycle and the timing of our significant orders depend on a number of factors over which we may have little or no control, including the size and complexity of a potential order, the level of competition that we encounter in our sales activities, and our current and potential customers' internal budgeting and approval process. In addition, the industries we serve, particularly the potato market, have buying patterns that vary greatly between fiscal years. As a result, we may expend significant effort and resources over a long period of time in an attempt to obtain an order, but ultimately not obtain the order, or the order ultimately received may be smaller than anticipated. In addition, if the timing of these orders is delayed from one quarter to the next or from one year to the next, we may also experience fluctuations in our quarterly and annual sales and operating results. Our orders from different customers vary from quarter to quarter, and a customer with a large order in one quarter may generate significantly lower orders in subsequent quarters. In addition to timing, the composition and product mix of orders received may result in lower margins than anticipated and may therefore adversely affect our gross margins in subsequent quarters. Due to the resulting fluctuations, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. These fluctuations in orders will also result in fluctuations in our annual operating results. Additionally, operating margins may be adversely affected by a reduction in sales or changes in product mix, and we may not be able to reduce our costs in a timely manner to adjust for the difference between actual and forecasted sales.

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

Sales by independent sales representatives generally account for between 20% and 30% of our consolidated net sales. If our independent sales representatives fail to market, promote and sell our products, our business will be adversely affected. Our independent sales representatives could reduce or discontinue sales of our products, sell competitors' product lines, or may not devote adequate resources to selling our products in the volumes and within the time frames that we expect, any of which could adversely affect our sales and net earnings. In addition, our reliance on independent sales representatives may reduce our visibility into demand and pricing issues.

Our international operations subject us to a number of risks that could adversely affect our sales, operating results and growth.

We conduct business outside the United States, which subjects us to the risks inherent in international operations. In fiscal 2017, our international sales represented approximately 60% of our consolidated net sales, compared to approximately 53% of our consolidated net sales in fiscal 2016. Risks inherent in international operations include the following:

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

We have made, or may in the future make, acquisitions of businesses, or enter into distribution agreements or similar business relationships that offer products, services, or technologies that we believe would complement our business. These changes in our business present significant challenges and risks and there can be no assurances that we will manage these changes successfully. These changes in our business involve numerous risks, including:

•	significant potential expenditures of cash, stock, and management resources;

•	difficulty achieving the potential financial and strategic benefits of the acquisition or business relationship;

•	difficulties in integrating acquired operations or products, including the potential loss of key employees from the acquired business;

•	difficulties of integrating different technologies into products and markets;

•	diversion of management's attention from our core business, including loss of management's focus on marketplace development;

•	assumption of product liabilities, including warranty costs, for third-party products;

•	increased costs due to required minimum purchase levels and commitments for payments to third parties;

•	difficulties and costs associated with evaluating and integrating the information systems and internal control systems of the acquired business;

•	reduction in our future operating results from amortization of intangible assets and possible future impairment of assets related to goodwill and other intangible assets;

•	adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers and customers of the acquired business;

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

Our growth strategy includes expansion into new product and geographic markets, complex projects and applications, and integrated product offerings to provide turnkey solutions to customers. As a result, we may encounter new types of competition and be required to develop new sales channels. Successful development of new markets and market adjacencies requires us to understand the unique requirements and differentiated customer needs of these markets, and to develop our infrastructure to respond to these demands. Development of such markets and turnkey solutions is likely to require sustained investment, increase our cost of sales, reduce our gross margins to the extent products purchased from others are integrated into our product offerings, reduce margins due to competition or market conditions, and result in overall reduced profitability. We are also likely to encounter technical challenges and increased costs related to the integration of products from multiple vendors, acquisition and integration of intellectual property from multiple vendors, adaptation and installation of products in larger and more complex plants, ensuring product performance in more difficult operating environments, and meeting unfamiliar customer requirements and performance specifications. Such expansion into new markets and increased project complexity could increase demands on our operations and resources, which may affect our ability to timely supply our customers with the services and solutions they have requested. Despite rigorous testing and quality processes, newly developed or enhanced products or solutions may encounter challenges during or after their initial introduction or installation. We may also encounter increased warranty costs, performance issues and liability risks from products we sell but do not manufacture.

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

We rely on our information technology infrastructure and management information systems to effectively run our business. We may be subject to information security breaches caused by illegal hacking, computer viruses, or acts of vandalism or terrorism. Our security measures may not detect or prevent such breaches, or we may not have devoted sufficient resources to addressing information security risks. Any compromise to our information security could result in a misappropriation of our cash or other assets; an interruption in our operations; the unauthorized publication of our confidential business or proprietary information; the unauthorized release of customer, vendor, or employee data; the violation of privacy or other laws; and the exposure to litigation, any of which could harm our business and operating results. Any disruption occurring with our management information systems may cause significant business disruption, including our ability to provide quotes, process orders, ship products, invoice customers, process payments, and otherwise run our business. Our failure to comply with United States or foreign laws on data protection or privacy could also adversely affect our business. Any disruption occurring with these systems may have a material adverse effect on our operating results.

Our potential inability to attract and retain experienced management and other key personnel, or the loss of key management personnel, may adversely affect our business and prospects for growth.

Our success depends in part on the skills and experience of our executives and key employees. The loss of services of such employees could adversely affect our business until suitable replacements can be found. In addition, our corporate headquarters is located in Walla Walla, Washington and we have facilities in Beusichem, The Netherlands and Hasselt, Belgium, which are small, relatively remote geographic locations. As such, there may be a limited number of individuals locally with the requisite skill and experience, and we have from time-to-time experienced difficulty recruiting individuals from larger metropolitan areas. The seasonal and cyclical nature of our business may also adversely affect our ability to attract suitable replacements. Additionally, our operations require that we have a number of sales and service personnel working remotely from wide geographic regions, which may create logistical and recruitment challenges.

Consequently, we may not be able to attract and retain a sufficient number of qualified individuals on acceptable terms to maintain our business or achieve operational targets. Our success also depends, to a significant degree, upon the continued individual and collective contributions of our management team. A limited number of individuals have primary responsibility for managing our business, including our relationships with key customers. These individuals are integral to our success based on their expertise and knowledge of our business and products. The loss of the services of members of the management team and other key employees for any reason could have a material adverse effect on our business.

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

Changes in tax laws could adversely affect our business, financial condition and results of operations.

The United States and other countries where we do business are pursuing legislation to significantly reform their corporate tax systems.   While we are unable to predict which, if any, of these proposed tax reforms will be enacted into law, and what effects any enacted legislation will have on our liability for corporate tax in the United States or other countries, these potential changes could have a material adverse effect on our business, financial condition and results of operations.  One of the key provisions of these proposals being discussed is the reduction in corporate income tax rates.  If enacted, a reduction in the federal corporate tax rate in the United States and other countries could result in a significant reduction in our existing $4.5 million of  net deferred tax assets recorded as of September 30, 2017, and consequently a charge to our net earnings, in the period in which any rate change is enacted.  It is uncertain whether or when any such US or foreign tax reform proposals will be enacted and the cumulative effect of any such tax reforms on our business and financial results is also uncertain.

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

We also lease office space for sales and service, and other activities, in Walla Walla, Washington; Sacramento, California; Dandenong, Australia; and Querétaro, Mexico.

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

Market Information

Shares of our common stock are quoted on The NASDAQ Global Market under the symbol “KTEC”.  The following table shows the high and low sales prices per share of our common stock, as reported on NASDAQ, by quarter for the two most recent fiscal years ending September 30, 2017:

Stock price by quarter	High	Low
Fiscal year ended September 30, 2017
First Quarter	$13.74	$9.68
Second Quarter	$13.95	$11.70
Third Quarter	$14.00	$12.10
Fourth Quarter	$19.67	$11.08

Fiscal year ended September 30, 2016
First Quarter	$12.20	$8.08
Second Quarter	$10.44	$6.25
Third Quarter	$9.97	$6.88
Fourth Quarter	$12.98	$8.92

We had approximately 1,546 beneficial owners of our common stock, of which 294 are of record, as of December 1, 2017.

We have not historically paid dividends on our common stock.  The board of directors presently intends to continue its policy of retaining earnings for reinvestment in our operations.

Issuer Purchases of Equity Securities

Effective May 30, 2012, our board of directors approved a discretionary program to repurchase up to 500,000 shares of our outstanding common stock. The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by the board of directors and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date. At September 30, 2017, there were 429,202 shares remaining that could be repurchased under the program. There were no repurchases of common stock during the three months ended September 30, 2017.

STOCK PERFORMANCE GRAPH

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG KEY TECHNOLOGY, INC., THE RUSSELL MICROCAP INDEX, AND PEER GROUP

	2012	2013	2014	2015	2016	2017

Key Technology, Inc.	$100.00	$142.56	$136.78	$121.49	$113.64	$195.14
Russell Microcap Index	100.00	132.12	135.80	138.04	156.63	191.61
New Peer Group	100.00	137.35	147.61	142.98	211.79	267.86
Old Peer Group	100.00	154.72	166.36	159.85	220.80	351.33

NEW PEER GROUP: John Bean Technologies Corporation, Cognex Corporation, Group Aktengesellschaft, Isra Vision AG, Tomra Systems, Marel hf.
OLD PEER GROUP: Cognex Corporation, Perceptron, Inc., Flir Systems, Inc., John Bean Technologies Corporation, Tomra Systems, Inc., Isra Vision AG.
During 2017, the Company modified its peer group to delete Perceptron, Inc. and Flir Systems, Inc. and add Group Aktiengesellschaft and Marel hf.  The Company believes that the companies that comprise its new peer group more closely align with the Company's business and industry and provide a better comparison of returns.  For comparison purposes, we have also included the Company's previous peer group in the fiscal 2017 performance graph.

ITEM 6.	SELECTED FINANCIAL DATA.

The selected consolidated financial information set forth below for each of the five years in the period ended September 30, 2017 has been derived from our audited consolidated financial statements.  The information below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and our Consolidated Financial Statements and the Notes thereto as provided in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K.

		Fiscal Year Ended September 30,
		2017	2016	2015	2014	2013
		(in thousands, except per share data)
	Statement of Operations Data:
	Net sales	$139,914	$120,040	$102,925	$118,258	$136,783
	Cost of sales	92,729	83,994	74,111	83,961	90,739
	Gross profit	47,185	36,046	28,814	34,297	46,044
	Operating expenses	40,129	36,195	36,185	42,309	40,213
	Gain (loss) on disposition of assets	(3)	(1)	13	7	42
	Income (loss) from operations	7,053	(150)	(7,358)	(8,005)	5,873
	Other income (expense)	(884)	(1,004)	(621)	(242)	(460)
	Earnings (loss) before income taxes	6,169	(1,154)	(7,979)	(8,247)	5,413
	Income tax (benefit) expense	2,137	(457)	(2,960)	(2,834)	1,402
	Net earnings (loss)	$4,032	$(697)	$(5,019)	$(5,413)	$4,011
Earnings (loss) per share	– basic	$0.63	$(0.11)	$(0.80)	$(0.86)	$0.69
	– diluted	$0.63	$(0.11)	$(0.80)	$(0.86)	$0.69
	Cash dividends per share	$—	$—	$—	$—	$—
Shares used in per share calculation	– basic	6,447	6,332	6,295	6,295	5,836
	– diluted	6,447	6,332	6,295	6,295	5,855
	Balance Sheet Data:
	Cash and cash equivalents and short-term investments	$9,337	$10,491	$7,726	$9,741	$17,601
	Working capital	39,861	36,105	34,831	38,203	42,338
	Property, plant and equipment, net	12,911	13,789	14,799	16,652	17,259
	Total assets	107,838	95,984	97,546	98,345	114,624
	Current portion of long-term debt	4,566	587	705	804	871
	Long-term debt, less current portion	—	4,565	5,149	4,733	5,612
	Shareholders' equity	68,652	62,994	62,737	68,168	73,125

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Introduction

We and our wholly-owned subsidiaries design, manufacture and sell process automation systems integrating electro-optical inspection, sorting and process systems. We manufacture products in Walla Walla, Washington; Redmond, Oregon; Beusichem, The Netherlands; and Hasselt, Belgium.

Overview

Net sales increased $19.9 million, or 16.6%, to $139.9 million for the year ended September 30, 2017 compared to $120.0 million for fiscal 2016, while orders increased $13.5 million, or 10.5%, in fiscal 2017 compared to fiscal 2016. Net sales were up most significantly in automated inspection systems as well as in the potato market and in Europe.  Gross margins improved to 33.7% in fiscal 2017 from 30.0% in fiscal 2016 reflecting an improved product mix. Operating expenses were $40.1 million, or 28.7% of net sales, compared to $36.2 million, or 30.2% of net sales, for fiscal 2016. We reported net earnings for fiscal 2017 of $4.0 million, or $0.63 per diluted share, compared with a net loss of $0.7 million, or $0.11 per diluted share, for fiscal 2016.  Net earnings increased in fiscal 2017 compared to fiscal 2016 as a result of higher sales and gross profits and lower operating expenses in relation to net sales.

Orders for fiscal 2017 were $142.3 million as compared to $128.7 million in the prior year. Orders were up most significantly in the potato market. Orders for automated inspection systems increased 19%, process system orders increased 3%, and parts and service orders increased 11% in fiscal 2017 compared to the prior fiscal year. Our new VERYX platform is steadily becoming a more significant portion of our overall Automated Inspection Systems orders and net sales. Backlog at September 30, 2017 increased 9%, or $3.5 million, to $43.9 million compared to the $40.4 million reported at the end of fiscal 2016. A majority of the backlog is scheduled to ship subsequent to the first quarter of fiscal 2018.

An important part of our overall strategy has been to significantly increase our market share in the EMEIA region, which includes Europe, the Middle East, India and Africa. In 2017, EMEIA orders in euros exceeded the prior year record level by 15%. Orders in EMEIA over the last two fiscal years have increased by 41%. The increase in orders occurred most significantly in processed potatoes. Our ability to produce and demonstrate our optical and process systems solutions in both North America and EMEIA is enabling us to leverage effectively our infrastructure to produce higher volumes of orders and to be more responsive to customers on a regional basis.

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

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of accounting principles generally accepted in the United States of America (GAAP) in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At September 30, 2017, we had invoiced $3.7 million, compared to $1.7 million at September 30, 2016, for which we have not recognized revenue.

Allowances for doubtful accounts.  We have established allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by using an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each using Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of September 30, 2017, the balance sheet included allowances for doubtful accounts of $299,000 as compared to $266,000 at September 30, 2016.  Amounts charged to bad debt expense for fiscal 2017 and 2016 were $32,000 and $18,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2017 and 2016 were $8,000 and $14,000, respectively.  If we were to experience actual bad debt expense in excess of estimates, or if estimates were adversely adjusted in future periods, the carrying value of accounts receivable would decrease and charges for bad debts would increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels.  The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, using just in time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by using inventory minimization strategies such as vendor-managed inventories.  We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period-to-period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At September 30, 2017, cumulative inventory adjustments to lower of cost or market totaled $5.7 million compared to $5.1 million as of September 30, 2016.  Amounts charged to expense to record inventory at lower of cost or market for fiscal 2017 and 2016 were $1.5 million and $2.2 million, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $0.9 million and $1.4 million for fiscal 2017 and 2016, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower market values would result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of September 30, 2017, we held $29.1 million of long-lived assets, net of depreciation and amortization.  There were no material changes in our long-lived assets that would result in an adjustment of the carrying value for these assets.  Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of recoverability and fair values. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because:  (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of September 30, 2017, the balance sheet included warranty reserves of $1.9 million, while $2.9 million of warranty charges were incurred during the fiscal year then ended, compared to warranty reserves of $1.9 million as of September 30, 2016 and warranty charges of $3.2 million for the fiscal year then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense would need to increase, warranty expense would increase and gross margins would decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At September 30, 2017, we had valuation reserves of approximately $197,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec, and for foreign deferred tax assets, primarily related to net operating loss carry forwards in the foreign jurisdictions that we believe will not be utilized during the carryforward periods. During fiscal 2017, there was no overall change in our valuation reserves. During fiscal 2016, we recorded net additional reserves of $67,000 related to tax carry forwards in foreign jurisdictions that we believe will not be utilized during the carryforward period. During fiscal 2015, our valuation reserves were reduced by $54,000 due to the expiration of capital loss carryforwards. In addition, in fiscal 2017 and 2016, we reversed offsetting amounts of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to the utilization of net operating loss carry forwards in Europe. As these amounts were offsetting, these charges had no effect on net earnings.   There were no other material valuation allowances at September 30, 2017 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to use these assets.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  At September 30, 2017, we had reserves of $86,000 for estimated tax exposures.  During fiscal 2017 and 2016, there were no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

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

Recent Accounting Pronouncements Not Yet Adopted—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the effect of the new standard on revenue contracts. This analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company's contracts for goods and services are not complex and are primarily short-term in nature, and the Company's assessment at this stage is that it does not expect the adoption of the new revenue recognition standard to have a material effect on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method by recognizing any cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This ASU will be effective for the Company beginning in its first quarter of fiscal 2018 and may be adopted prospectively or retrospectively. The Company has elected to adopt the new guidance prospectively. As a result, effective October 1, 2017, the Company will reclassify the net of $4.8 million of deferred tax assets in Current Assets and $1.5 million of deferred tax liabilities in Long-term liabilities as long-term deferred tax assets on its Consolidated Balance Sheet.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal 2018. Effective October 1, 2017, the Company will prospectively adopt the new guidance. As a result, a cumulative effect of $69,000 will be recorded as a change to deferred tax assets and a credit to equity upon adoption. Historically, if this pronouncement was in effect in prior years, the effect on our results of operations would not have been material. As the effects of this change are highly dependent upon the stock price at the time of vesting, and when shares vest, future effects on the effective tax rate, particularly on a quarterly basis, may be significant.

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

Comparison of Fiscal 2017 to Fiscal 2016
	Fiscal Year Ended September 30,
	2017	2016	Change $	Change %
	(in thousands)
Statement of Operations Data
Net sales	$139,914	$120,040	$19,874	16.6
Gross profit	47,185	36,046	11,139	30.9
Operating Expenses:
Sales and marketing	19,421	16,389	3,032	18.5
Research and development	11,497	10,615	882	8.3
General and administrative	8,347	8,070	277	3.4
Amortization	864	1,121	(257)	(22.9)
Total operating expense	40,129	36,195	3,934	10.9
Gain (loss) on disposition of assets	(3)	(1)	(2)	200.0
Income (loss) from operations	7,053	(150)	7,203	(4,802.0)
Other income (expense)	(884)	(1,004)	120	(12.0)
Income tax expense (benefit)	2,137	(457)	2,594	(567.6)
Net earnings (loss)	$4,032	$(697)	$4,729	(678.5)
Balance Sheet Data
Cash and cash equivalents	$9,337	$10,491	$(1,154)	(11.0)
Accounts receivable	20,177	14,024	6,153	43.9
Inventories	38,588	30,687	7,901	25.7
Other Data (unaudited)
Orders for year ended September 30	142,288	128,749	13,539	10.5
Backlog at fiscal year end	43,873	40,370	3,503	8.7

Results of Operations

Fiscal 2017 compared to Fiscal 2016

Net sales for the year ended September 30, 2017 were $139.9 million, a 17% increase from the $120.0 million reported for fiscal 2016. International sales for fiscal 2017 were 60% of net sales and 53% in fiscal 2016. The increase in net sales occurred most significantly in Europe.  The increases in net sales were primarily due to strength in the potato market and to a lesser extent in the processed fruit and vegetable market. Sales in our automated inspection systems product line increased $13.4 million, or 35%, to $52.0 million in fiscal 2017, accounting for 37% of total revenues, compared to $38.6 million in fiscal 2016, or 32% of total revenues.  Process systems sales in fiscal 2017 were $57.1 million, a 9% increase from the $52.3 million reported for fiscal 2016.  Sales of process systems accounted for 41% of total revenues in fiscal 2017 compared to 44% in fiscal 2016.  The increase in process systems sales was across most process system equipment product lines. Parts and service sales increased over the prior year by $1.8 million, or 6%, to $30.8 million compared to $29.1 million in fiscal 2016.  Parts and service sales represented 22% of net sales in fiscal 2017 and 24% in fiscal 2016.

Orders increased 11%, or $13.5 million, to $142.3 million in fiscal 2017 from the $128.7 million of new orders received in fiscal 2016.  Backlog at September 30, 2017 increased 9% to $43.9 million compared to the $40.4 million reported at the end of fiscal 2016. The increase in orders was primarily in Europe and North America, with smaller increases in Latin America and the Asia-Pacific region. Orders increased most significantly in the potato market, and to a lesser degree in the processed fruit and vegetable market.  For fiscal 2017, automated inspection systems orders increased by $8.4 million, or 19.1%, representing 37% of order volume in fiscal 2017 compared to 34% in the prior year. This increase occurred primarily for belt-fed products, ADR, and ADR upgrade product lines.  Orders for process systems increased by $1.9 million, or 3%, and represented 41% of order volume in fiscal 2017 compared to 44% in the prior year.  The increase in orders for process systems occurred across most process system product lines. Parts and service orders increased from the prior year by $3.2 million, or 11%, and represented 22% of orders in both fiscal 2017 and fiscal 2016.

Automated inspection systems backlog was up $0.7 million, or 3%, to $21.7 million at the end of fiscal 2017 compared to $21.0 million at the same time a year ago. The increase in backlog for automatic inspection systems was primarily in the ADR and ADR upgrade product lines. Backlog for process systems was up $1.9 million, or 11%, to $19.6 million at the end of fiscal 2017 compared to $18 million at the same time a year ago. The increase in the backlog for process systems was across most process systems product lines. Backlog by product line at September 30, 2017 was 49% automated inspection systems, 45% process systems, and 6% parts and service, compared to 52% automated inspection systems, 44% process systems, and 4% parts and service at September 30, 2016. A majority of the backlog is scheduled to ship subsequent to the first quarter of fiscal 2018.

Gross profit increased to $47.2 million for fiscal 2017 compared to $36.0 million in fiscal 2016, or 33.7% and 30.0% of net sales, respectively.  The principal reasons for the increase in the gross profit margin percentage was due to a more favorable product mix and increased efficiencies due to the higher manufacturing volumes.

Sales and marketing expense in fiscal 2017 increased to $19.4 million compared to $16.4 million in fiscal 2016.  As a percentage of sales, sales and marketing expense increased to 13.9% of sales in fiscal 2017 from 13.7% of sales in fiscal 2016.  The primary reason for the sales and marketing expense increase was due to increased sales commissions related to the increase in net sales, personnel related costs, including incentive compensation, and increased participation in trade shows.

Research and development expense increased $0.9 million to $11.5 million, or 8.2% of sales, in fiscal 2017 from $10.6 million, or 8.8% of sales, in fiscal 2016, due to higher spending on research and development projects and increased personnel costs.

General and administrative expense in fiscal 2017 was $8.3 million or 6.0% of sales for the year, compared to $8.1 million or 6.7% of sales for fiscal 2016.  The primary reason for the increase as a percentage of sales in spending was the result of increased personnel costs, including incentive compensation.

Other income and expense was an expense of $0.9 million for fiscal 2017 compared to $1.0 million of expense for fiscal 2016.  Other income and expense was favorably affected by lower interest expense and bank charges.

The effective tax rate for the Company was 34.6% in fiscal 2017 compared to a tax benefit rate of 39.6% in fiscal 2016. The effective tax rate for fiscal 2016 was affected by the research and development credits recorded in fiscal 2016, including $106,000 of additional research and development tax credits related to fiscal 2015 recorded in fiscal 2016 due to changes in tax law during fiscal 2015 to retroactively and permanently renew the research and development tax credit.

Many countries are pursuing legislation to significantly reform their corporate tax systems.   While we are unable to predict which, if any, of these proposed tax reforms will be enacted into law, and what effects any enacted legislation will have on our liability for corporate tax, some of the proposals being discussed include a reduction in corporate income tax rates.  If enacted, a reduction in the federal corporate tax rate could result in a significant reduction in our existing $4.5 million of  net deferred tax assets recorded as of September 30, 2017, and consequently a charge to our net earnings, in the period in which any rate change is enacted.  It is uncertain whether or when any such US or foreign tax reform proposals will be enacted and the cumulative effect of any such tax reforms on our business and financial results is also uncertain.

Net earnings in fiscal 2017 were $4.0 million, or $0.63 per diluted share, compared to a net loss of $0.7 million, or $0.11 per diluted share, in fiscal 2016.  The principal reasons for the increased net earnings for fiscal 2017 compared to fiscal 2016 were higher net sales and gross profits and lower operating expenses in relation to net sales.

Fiscal 2016 compared to Fiscal 2015

Net sales for the year ended September 30, 2016 were $120.0 million, a 17% increase from the $102.9 million reported for fiscal 2015. International sales for fiscal 2016 were 53% of net sales and 50% in fiscal 2015. The increase in net sales occurred most significantly in Europe, North America and the Asia-Pacific region.  Sales in our automated inspection systems product line increased $1.1 million, or 3%, to $38.6 million in fiscal 2016, accounting for 32% of total revenues, compared to $37.5 million in fiscal 2015, or 36% of total revenues.  Process systems sales in fiscal 2016 were $52.3 million, a 39% increase from the $37.8 million reported for fiscal 2015.  Sales of process systems accounted for 44% of total revenues in fiscal 2016 compared to 37% in fiscal 2015.  The increase in process systems sales was across most process system equipment product lines. Sales of process systems were favorably impacted by several large integrated solutions projects shipped during fiscal 2016. Parts and service sales increased by $1.5 million, or 5%, in fiscal 2016 to $29.1 million compared to $27.6 million in fiscal 2015.  Parts and service sales represented 24% of sales in fiscal 2016 and 27% in fiscal 2015.

Orders increased 12%, or $13.9 million, to $128.7 million in fiscal 2016 from the $114.8 million of new orders received in fiscal 2015.  Backlog at September 30, 2016 increased 31% to $40.4 million compared to the $30.7 million reported at the end of fiscal 2015. The increase in orders was primarily in Europe and North America, partially offset by decreases in Latin America and the Asia-Pacific region. Orders increased most significantly in the potato market, and to a lesser degree in the nuts and dried fruit market. These increases were partially offset by decreases in the tobacco market.  The order mix for fiscal 2016 changed from fiscal 2015.  For fiscal 2016, automated inspection systems orders decreased by $0.2 million, or 0.3%, representing 34% of order volume in fiscal 2016 compared to 38% in the prior year. This decrease occurred primarily for chute-fed and upgrade products, mostly offset by increases in belt-fed products.  Orders for process systems increased by $13.5 million, or 31%, and represented 44% of order volume in fiscal 2016 compared to 38% in the prior year.  The increase in orders for process systems occurred across most process system product lines. Parts and service orders increased from fiscal 2015 by $0.7 million, or 2%, and represented 22% and 24% of orders in fiscal 2016 and fiscal 2015, respectively.

Automated inspection systems backlog was up $5.5 million, or 35%, to $21.0 million at the end of fiscal 2016 compared to $15.5 million at the same time in fiscal 2015. The increase in backlog for automatic inspection systems was across most product lines. Backlog for process systems was up $4.7 million, or 36%, to $17.7 million at the end of fiscal 2016 compared to $13 million in fiscal 2015. The increase in the backlog for process systems was across most process systems product lines. Backlog by product line at September 30, 2016 was 52% automated inspection systems, 44% process systems, and 4% parts and service, compared to 51% automated inspection systems, 42% process systems, and 7% parts and service at September 30, 2015.

Gross profit increased to $36.0 million for fiscal 2016 compared to $28.8 million in fiscal 2015, or 30.0% and 28.0% of net sales, respectively.  The principal reasons for the increase in the gross profit margin percentage were more effective factory utilization and lower warranty and customer support costs.

Sales and marketing expense in fiscal 2016 decreased to $16.4 million compared to $17.0 million spent in fiscal 2015.  As a percentage of sales, sales and marketing expense decreased to 13.7% of sales in fiscal 2016 from 16.6% of sales in fiscal 2015.  The primary reasons for the sales and marketing expense decrease were cost reduction initiatives that began in the prior year and reduced marketing costs related to new product roll outs.

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

Liquidity and Capital Resources

Fiscal 2017

For fiscal 2017, net cash decreased by $1.2 million to $9.3 million on September 30, 2017 from $10.5 million on September 30, 2016.  Cash provided by operating activities during fiscal 2017 was $1.4 million.  Investing activities consumed $2.1 million of cash.  Financing activities used $753,000 of cash.

Cash provided by operating activities during fiscal 2017 was $1.4 million.  For fiscal 2017, net earnings were $4.0 million.  Non-cash items included in the net earnings for fiscal 2017, such as depreciation, amortization and share-based compensation, were approximately $5.4 million.  In fiscal 2017, changes in non-cash working capital used $8.0 million of cash in operating activities. The major changes in current assets and liabilities using cash in fiscal 2017 were increases in inventory of $7.2 million due to higher backlog and production levels, increases in accounts receivable of $5.9 million due to increased net sales and the timing of shipments and collections, increases in income tax receivables of $1.1 million due to the timing of payments and decreases of $1.6 million in customer deposits due to the timing of orders and collections. These uses of cash were partially offset by increases in accounts payable of $2.9 million due to increased production and timing of payments, increases in accrued payroll liabilities and commissions of $2.6 million due to increased personnel costs and the timing of payrolls, increases of $1.3 million in income taxes payable due to the timing of jurisdictional payments and a $0.9 million increase in other accrued liabilities due to the timing of payments.

For fiscal 2016, $5.8 million of cash was provided by operating activities, composed of net loss of $0.7 million, non-cash items such as depreciation, amortization and share-based compensation included in the net loss of $5.8 million, and changes in non-cash working capital provided $0.7 million. The primary changes in fiscal 2017 as compared to fiscal 2016 were the net earnings and related changes in deferred taxes, increases in cash used for working capital items such as accounts receivable and inventory, and decreases in customer deposits, partially offset by increases in accounts payable, accrued payroll and commissions and other accrued liabilities and the timing of tax refunds and deductions.

Cash used in investing activities totaled $2.1 million during fiscal 2017, which primarily consisted of capital expenditures.  Capital expenditures were primarily for information systems hardware and software and equipment, and manufacturing equipment.

Cash used in financing activities totaled $0.8 million in fiscal 2017. During fiscal 2017, $582,000 of cash was used for recurring payments on long term debt and the term loan facility. Cash of $214,000 was used for exchanges of shares for statutory tax withholding. There were $43,000 of proceeds from the issuance of common stock for employee stock purchases.

The Company's domestic credit facility provides for a maximum borrowing of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018 and the Company expects to renew or refinance the credit facility in fiscal 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of specified financial ratios. The Company's base lending rate option will be the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option will be LIBOR plus 2.25%, 2.50% or 2.75%. At September 30, 2017, the interest rate would have been 3.48% based on the lowest of the available alternative rates. The term loan facility bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The lending facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At September 30, 2017, the Company had no outstanding borrowings under the revolving line of credit and $1.1 million of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit facility with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.2 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provision of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At September 30, 2017, the interest rate was 9.75%. At September 30, 2017, the subsidiary had no borrowings under the operating line. At September 30, 2017, the subsidiary had a loan outstanding under the loan agreement provision totaling €27,000 ($32,000). The fixed interest rate on this loan was 3.98%. The loan matured in November 2017. At September 30, 2017, the subsidiary had no bank guarantees outstanding under the bank guarantee facility.

We anticipate that current cash balances, ongoing cash flows from operations and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future. The Company expects to renew or refinance its domestic credit facility in fiscal 2018.  Cash provided by operating activities was $1.4 million and $5.8 million in fiscal 2017 and 2016 respectively, and cash used in operating activities was $48,000 in fiscal year 2015.  We had no material commitments for capital expenditures at September 30, 2017.

Prior Years - Fiscal 2016 and 2015

For fiscal 2016, net cash increased by $2.8 million to $10.5 million on September 30, 2016 compared to $7.7 million on September 30, 2015.  Cash provided by operating activities was $5.8 million. Investing activities used $2.3 million of cash and $0.9 million was used in financing activities.

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

Cash used in investing activities totaled $2.3 million during fiscal 2016, which primarily consisted of capital expenditures.  Capital expenditures were primarily for information systems hardware and software, and manufacturing equipment.

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

Contractual Obligations

Our continuing contractual obligations and commercial commitments existing on September 30, 2017 are as follows:

		Payments due by period (in thousands)
Contractual Obligations(1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$4,566	$4,566	$—	$—	$—
Interest on long-term debt (2)	249	249	—	—	—
Operating leases	4,568	1,414	2,043	717	394
Total contractual cash obligations	$9,383	$6,229	$2,043	$717	$394

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

At September 30, 2017, we had standby letters of credit totaling $1.1 million, which includes secured bank guarantees under our domestic and European credit facilities.  If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposures to such risks are generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in local currencies of these countries may increase.  As of September 30, 2017, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $363,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets. We assess our currency exchange risk and may enter into forward contracts to minimize such risk.  At September 30, 2017, we held a 30-day forward contract for €2.4 million ($2.8 million).

As of September 30, 2017, the U.S. dollar lost approximately 4% in value against the Euro compared to its value at September 30, 2016.  During the twelve-month period ended September 30, 2017, changes in the value of the U.S. dollar against the Euro ranged between a 7% gain and a 6% loss as compared to the value at September 30, 2016.  The U.S. dollar lost in value against most other relevant currencies as of September 30, 2017 compared to the values at September 30, 2016, showing similar fluctuations during the year as with the Euro.  The effect of these fluctuations on our operations and financial results in fiscal 2017 were:

•
Translation adjustments of $887,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro denominated balance sheets of our European subsidiaries into U.S. dollars, and to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary and Peso balance sheets of our Mexican subsidiaries.

•
Foreign exchange losses of $268,000, net of the effects of forward contracts settled during the year, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

When the U.S. dollar weakens on the world markets, our market and economic outlook for international sales could be positively affected as products sold to international customers become relatively less expensive to those customers.  Conversely, a relatively stronger U.S. dollar makes our U.S.-manufactured goods more expensive to international customers when denominated in U.S. dollars or potentially less profitable to us when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be less expensive.  Our Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S, but does import a significant portion of its products from its U.S.-based parent company. These imports from the U.S. are expected to decrease in the future as we expand our manufacturing capacity in Europe. Our Belgian-based subsidiary also transacts business primarily in Euros and has significant exports to the U.S.-based parent Company which are expected to decrease in the future as manufacturing of these U.S. destined products will be done in the U.S.

Interest Rate Risk.  Under our domestic credit facility, we may borrow at either (a) the lender’s prime rate plus 75, 100 or 125 basis points or (b) at LIBOR plus 225, 250 or 275 basis points depending on our achievement of a specified financial ratio.  Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%.  At September 30, 2017, we had no borrowings under these arrangements.  During the year ended September 30, 2017, interest rates applicable to these variable rate credit facilities ranged from 3.19% to 9.75%.  At September 30, 2017, the rate was 3.48% on our domestic credit facility and 9.75% on our Belgian credit facility based on the lowest of the available alternative rates.  The term loan facility on our headquarters bears interest at the Company's option, at the lender's base lending rate plus 175 basis points or the one-,two- or three-month LIBOR rate plus 325 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 6.20%. Long-term fixed borrowings at our Belgian subsidiary bear interest at 3.98%.  As of September 30, 2017, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate term loan facility into a fixed rate.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Key Technology, Inc.

We have audited the accompanying consolidated balance sheets of Key Technology, Inc. (an Oregon corporation) and subsidiaries (the “Company”) as of September 30, 2017 and 2016, and the related consolidated statements of operations, statements of comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Key Technology, Inc. and subsidiaries as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Seattle, Washington
December 8, 2017

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND 2016
(In thousands)
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,337	$10,491
Trade accounts receivable, net of allowance for doubtful accounts of $299 and $266, respectively	20,177	14,024
Inventories	38,588	30,687
Deferred income taxes	4,770	3,934
Income tax receivable	1,127	59
Prepaid expenses and other assets	3,312	3,226
Total current assets	77,311	62,421
PROPERTY, PLANT AND EQUIPMENT, Net	12,911	13,789
DEFERRED INCOME TAXES	1,299	3,001
INTANGIBLES, Net	4,457	5,149
INVESTMENT IN PRODITEC	1,127	1,127
GOODWILL	10,616	10,277
OTHER ASSETS	117	220
TOTAL	$107,838	$95,984
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2017 AND 2016
(In thousands, except shares)
	2017	2016
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,490	$7,381
Accrued payroll liabilities and commissions	7,714	4,932
Customers' deposits	8,085	9,139
Accrued customer support and warranty costs	2,276	2,197
Income tax payable	1,357	—
Current portion of long-term debt	4,566	587
Customer purchase plans	1,039	1,124
Other accrued liabilities	1,923	956
Total current liabilities	37,450	26,316
LONG-TERM DEBT	—	4,565
DEFERRED INCOME TAXES	1,514	1,761
OTHER LONG TERM LIABILITIES	222	348
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock-no par value; 45,000,000 shares authorized; 6,487,687 and 6,403,870 issued and outstanding at September 30, 2017 and 2016, respectively	34,959	34,237
Retained earnings	34,580	30,548
Accumulated other comprehensive income (loss)	(887)	(1,791)
Total shareholders' equity	68,652	62,994
Total liabilities and shareholder's equity	$107,838	$95,984
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE YEARS ENDED SEPTEMBER 30, 2017
(In thousands, except per share data)
	2017	2016	2015
NET SALES	$139,914	$120,040	$102,925
COST OF SALES	92,729	83,994	74,111
Gross profit	47,185	36,046	28,814
OPERATING EXPENSES:
Sales and marketing	19,421	16,389	17,037
Research and development	11,497	10,615	9,560
General and administrative	8,347	8,070	8,104
Amortization of intangibles	864	1,121	1,484
Total operating expenses	40,129	36,195	36,185
GAIN (LOSS) ON DISPOSITION OF ASSETS	(3)	(1)	13
INCOME (LOSS) FROM OPERATIONS	7,053	(150)	(7,358)
OTHER INCOME (EXPENSE):
Royalty income	23	81	66
Interest income	—	—	12
Interest expense	(324)	(382)	(273)
Reclassification from Other comprehensive income	(25)	(25)	(4)
Foreign exchange loss	(268)	(275)	(155)
Other, net	(290)	(403)	(267)
Total other income (expense)-net	(884)	(1,004)	(621)
Earnings (loss) before income taxes	6,169	(1,154)	(7,979)
Income tax expense (benefit)	2,137	(457)	(2,960)
Net earnings (loss)	$4,032	$(697)	$(5,019)
EARNINGS (LOSS) PER SHARE - Basic	$0.63	$(0.11)	$(0.80)
EARNINGS (LOSS) PER SHARE - Diluted	$0.63	$(0.11)	$(0.80)
SHARES USED IN PER SHARE CALCULATION - Basic	6,447	6,332	6,295
SHARES USED IN PER SHARE CALCULATION - Diluted	6,447	6,332	6,295
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE YEARS ENDED SEPTEMBER 30, 2017
(Dollars in thousands)

	2017	2016	2015
Net earnings (loss)	$4,032	$(697)	$(5,019)
Other comprehensive income (loss):
Foreign currency translation adjustment	1,344	63	(2,534)
Unrealized changes in fair value of derivatives	—	—	(7)
Reclassification adjustment for changes in fair value of derivatives included in net earnings	25	25	4
Income tax (expense) benefit related to items of comprehensive income (loss)	(465)	(30)	863
Total comprehensive income (loss)	$4,936	$(639)	$(6,693)

See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
THREE YEARS ENDED SEPTEMBER 30, 2017
(Dollars in thousands)
	Common Stock
	Shares	Amount	Warrants	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at September 30, 2014	6,307,543	$31,414	$665	$36,264	$(175)	$68,168
Net loss	—	—	—	(5,019)	—	(5,019)
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $862	—	—	—	—	(1,672)	(1,672)
Unrealized changes in value of derivatives, net of tax benefit of $2	—	—	—	—	(5)	(5)
Reclassification for changes in fair value of derivatives included in net earnings, net of tax expense of $1	—	—	—	—	3	3
Tax benefits from share-based payments	—	(4)	—	—	—	(4)
Share based payments	—	1,454	—	—	—	1,454
Issuance of stock upon exercise of stock options	10,000	96	—	—	—	96
Issuance of stock for Employee Stock Purchase Plan	5,003	55	—	—	—	55
Stock grants - performance-based	65,284	—	—	—	—	—
Stock grants - employment-based	84,108	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(26,753)	(339)	—	—	—	(339)
Stock forfeitures and retirements	(63,381)	—	—	—	—	—
Balance at September 30, 2015	6,381,804	32,676	665	31,245	(1,849)	62,737
Net loss	—	—	—	(697)	—	(697)
Comprehensive income - foreign currency translation adjustment, net of tax benefit of $21	—	—	—	—	42	42
Reclassification for changes in fair value of derivatives included in net earnings, net of tax expense of $9	—	—	—	—	16	16
Tax benefits from share-based payments	—	(50)	—	—	—	(50)
Warrants forfeited	—	665	(665)	—	—	—
Share based payments	—	1,153	—	—	—	1,153
Issuance of stock for Employee Stock Purchase Plan	6,314	49	—	—	—	49
Stock grants - performance-based	63,257	—	—	—	—	—
Stock grants - employment-based	117,104	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(25,058)	(256)	—	—	—	(256)
Stock forfeitures and retirements	(139,551)	—	—	—	—	—
Balance at September 30, 2016	6,403,870	34,237	—	30,548	(1,791)	62,994
Net earnings	—	—	—	4,032	—	4,032
Comprehensive income - foreign currency translation adjustment, net of tax expense of $457	—	—	—	—	887	887
Reclassification for changes in fair value of derivatives included in net earnings, net of tax expense of $8	—	—	—	—	17	17
Tax benefits from share-based payments	—	(80)	—	—	—	(80)
Share based payments	—	973	—	—	—	973
Issuance of stock for Employee Stock Purchase Plan	3,584	43	—	—	—	43
Stock grants - performance-based	93,108	—	—	—	—	—
Stock grants - employment-based	67,493	—	—	—	—	—
Restricted stock surrendered in payment of taxes	(18,911)	(214)	—	—	—	(214)
Stock forfeitures and retirements	(61,457)	—	—	—	—	—
Balance at September 30, 2017	6,487,687	$34,959	$—	$34,580	$(887)	$68,652
See notes to consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2017
(In thousands)
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$4,032	$(697)	$(5,019)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Reclassification from Other comprehensive income	25	25	4
(Gain) loss on disposition of assets	3	1	(13)
Foreign currency exchange loss	268	275	155
Depreciation and amortization	4,065	4,828	5,266
Share based payments	977	1,146	1,485
Excess tax benefit from share based payments	—	(18)	(16)
Deferred income taxes	145	(439)	(2,459)
Change in fair value of derivatives	(117)	(72)	—
Deferred rent	4	7	12
Bad debt expense	32	18	23
Changes in assets and liabilities:
Trade accounts receivable	(5,888)	732	(2,772)
Inventories	(7,199)	199	(5,732)
Prepaid expenses and other current assets	137	931	470
Income taxes receivable	(1,068)	6	2,807
Accounts payable	2,864	(3,402)	4,881
Accrued payroll liabilities and commissions	2,645	(561)	(198)
Accrued customer support and warranty costs	36	(423)	113
Income taxes payable	1,256	(58)	(10)
Other accrued liabilities	880	(1,044)	58
Customers' deposits	(1,648)	4,388	1,184
Intangible assets	—	(33)	—
Other	(12)	4	(287)
Cash provided by (used in) operating activities	1,437	5,813	(48)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	9	32	12
Purchases of property, plant, and equipment	(2,147)	(2,283)	(2,067)
Cash used in investing activities	(2,138)	(2,251)	(2,055)
			(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE YEARS ENDED SEPTEMBER 30, 2017
(In thousands)
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Additions to short-term borrowings	—	2,000	—
Repayments of short-term borrowings	—	(2,000)	—
Payments on long-term debt	(582)	(699)	(4,867)
Proceeds from issuance of long-term debt	—	—	5,300
Proceeds from issuance of common stock	43	49	151
Excess tax benefits from share based payments	—	18	16
Exchange of shares for statutory withholding	(214)	(256)	(339)
Cash provided by (used in) financing activities	(753)	(888)	261
EFFECT OF EXCHANGE RATE CHANGES ON CASH	300	91	(173)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,154)	2,765	(2,015)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,491	7,726	9,741
CASH AND CASH EQUIVALENTS, END OF YEAR	$9,337	$10,491	$7,726
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$328	$403	$266
Cash paid (refunded) during the period for income taxes	$1,814	$29	$(3,274)

SUPPLEMENTAL DISCLOSURES OF NONCASH
FINANCING ACTIVITIES:
Expiration of warrants	$—	$665	$—

See notes to consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE YEARS ENDED SEPTEMBER 30, 2017

1.	THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Goodwill and Other Intangibles—The Company has only one reporting unit, and the estimated fair value of the Company approximates the market value of the Company.  The Company performed its annual assessment on July 31, 2017 and determined that there has been no impairment of goodwill due to the fair value of the reporting unit exceeding its carrying amount.  The fair value of the Company was calculated based on the market capitalization of the Company as of July 31, 2017.

Other intangibles are amortized over the estimated useful lives of the related assets, which are between 3 to 16 years.  Management evaluates the recoverability of other intangibles based upon current and anticipated results of operations and undiscounted future cash flows whenever events or changes in circumstances indicate the carrying value may not be recoverable.  Amortization of other intangibles was $864,000, $1,121,000, and $1,484,000 for the years ended September 30, 2017, 2016, and 2015, respectively (see Note 2).

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

A reconciliation of the changes in the Company’s allowances for warranties is as follows (in thousands):

	2017	2016
Beginning Balance	$1,932	$2,255
Warranty costs incurred	(2,916)	(3,210)
Warranty expense accrued	2,840	2,880
Translation adjustments	36	7
Ending balance	$1,892	$1,932

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

	For the year ended September 30,
	2017	2016	2015
Common shares from:
Warrants	—	—	250,000

The restrictions on stock grants may lapse between October 2017 and December 2019. The warrants expired in March 2016 and there were no warrants exercised.

Comprehensive Income (loss)—In fiscal 2017, 2016 and 2015, the Company reclassified losses of $25,000, $25,000, and $4,000 respectively, for accumulated changes in the fair value of derivatives from Other Comprehensive Income to the results of operations in Other Income (expense). This reclassification was related to the Company entering into a new credit agreement with another domestic lender. As a result, the interest rate swap with the previous lender has been novated. The fair value of the previous interest rate swap will be amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it is no longer designated as a hedge.

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

Recent Accounting Pronouncements Not Yet Adopted—In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the effect of the new standard on revenue contracts. This analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company's contracts for goods and services are not complex and are primarily short-term in nature, and the Company's assessment at this stage is that it does not expect the adoption of the new revenue recognition standard to have a material effect on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method by recognizing any cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as non-current. This ASU will be effective for the Company beginning in its first quarter of fiscal 2018 and may be adopted prospectively or retrospectively. The Company has elected to adopt the new guidance prospectively. As a result, effective October 1, 2017, the Company will reclassify the net of $4.8 million of deferred tax assets in Current Assets and $1.5 million of deferred tax liabilities in Long-term liabilities as long-term deferred tax assets on its Consolidated Balance Sheet.

In March 2016, the FASB issued ASU 2016-09, "Stock Compensation," which is intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded and classification in the statement of cash flows. The guidance will be effective for fiscal 2018. Effective October 1, 2017, the Company will prospectively adopt the new guidance. As a result, a cumulative effect of $69,000 will be recorded as a change to deferred tax assets and a credit to equity upon adoption. Historically, if this pronouncement was in effect in prior years, the effect on our results of operations would not have been material. As the effects of this change are highly dependent upon the stock price at the time of vesting, and when shares vest, future effects on the effective tax rate, particularly on a quarterly basis, may be significant.

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

2.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Company had the following intangible assets (in thousands):

	September 30, 2017
	Cost	Net Book Value	Amortization Life (Years)
Patents and developed technologies	$17,835	$4,072	3 to 16
Trademarks and trade names	902	385	8
	$18,737	$4,457

	September 30, 2016
	Cost	Net Book Value	Amortization Life (Years)
Patents and developed technologies	$17,517	$4,627	3 to 16
Trademarks and trade names	864	477	8
Customer relationships	432	45	4
	$18,813	$5,149

Amortization expense for the next five fiscal years is expected to be approximately:

Year Ended September 30,	(In thousands)

2018	$872
2019	872
2020	866
2021	466
2022	186
Thereafter	1,195
Total	$4,457

As of September 30, 2017, the Company had $10.6 million of goodwill which is not being amortized.  There were no changes to goodwill, other than foreign translation adjustments, during the fiscal years ended September 30, 2017 and 2016.

3.	TRADE ACCOUNTS RECEIVABLE
 Trade accounts receivable consist of the following (in thousands):

	September 30,
	2017	2016
Trade accounts receivable	$20,476	$14,290
Allowance for doubtful accounts	(299)	(266)
Total trade accounts receivable, net	$20,177	$14,024

Amounts charged to bad debt expense for fiscal 2017, 2016, and 2015 were $32,000, $18,000, and $23,000, respectively.  Actual charges to the allowance for doubtful accounts for fiscal 2017, 2016, and 2015 were $8,000, $14,000, and $147,000, respectively.

4.	INVENTORIES

Inventories consist of the following (in thousands):

	September 30,
	2017	2016
Purchased components and raw materials	$12,606	$11,690
Work-in-process and sub-assemblies	16,543	12,191
Finished goods	9,439	6,806
Total inventories	$38,588	$30,687

At September 30, 2017 and 2016, respectively, cumulative inventory adjustments to lower of cost or market totaled $5.7 million and $5.1 million.  Amounts charged to cost of goods sold to record inventory at lower of cost or market were $1.5 million for fiscal 2017, $2.2 million for fiscal 2016, and $1.0 million for fiscal 2015.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $0.9 million, $1.4 million, and $0.7 million for fiscal 2017, 2016, and 2015, respectively.

5.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following (in thousands):

	September 30,
	2017	2016
Land and land improvements	$2,596	$2,596
Buildings and improvements	9,174	8,999
Manufacturing equipment	15,306	14,421
Computer equipment and software	21,557	21,242
Office equipment, furniture and fixtures	2,571	2,465
Construction in progress	503	205
	51,707	49,928
Accumulated depreciation	(38,796)	(36,139)
Total property, plant and equipment, net	$12,911	$13,789

Depreciation expense was $3.1 million, $3.6 million, and $3.8 million for fiscal 2017, 2016, and 2015, respectively.

6.	INVESTMENT IN PRODITEC

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

As of September 30, 2017, the Company's non-controlling interest in Proditec had a carrying value of approximately $1.1 million and the fair value of the Company’s investment in Proditec was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and the Company’s management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company’s investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company’s cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

7.	FINANCING AGREEMENTS

The Company's domestic credit facility provides for a maximum borrowing of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018 and the Company expects to renew or refinance the credit facility in fiscal 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of specified financial ratios. The Company's base lending rate option will be the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option will be LIBOR plus 2.25%, 2.50% or 2.75%. At September 30, 2017, the interest rate would have been 3.48% based on the lowest of the available alternative rates. The term loan facility bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The lending facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At September 30, 2017, the Company had no outstanding borrowings under the revolving line of credit and $1.1 million of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit facility with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.2 million) and includes an operating line of €800,000 ($0.9 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provision of €1.4 million ($1.6 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets.The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At September 30, 2017, the interest rate was 9.75%. At September 30, 2017, the subsidiary had no borrowings under the operating line. At September 30, 2017, the subsidiary had a loan outstanding under the loan agreement provision totaling €27,000 ($32,000). The fixed interest rate on this loan is 3.98%. The loan matures in November 2017. At September 30, 2017, the subsidiary had no bank guarantees outstanding under the bank guarantee facility.

Principal payments on long-term debt are as follows:

Year Ended September 30,	(In thousands)
2018	$4,565

Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the fair value of long-term debt at September 30, 2017 approximates its carrying value.

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

At September 30, 2017, the Company had an interest rate swap with a notional amount of $4.5 million that fixes the interest rate on its LIBOR-based variable rate mortgage at 6.20%.  At September 30, 2017, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Consolidated Balance Sheet was $59,000.  There were gains of $117,000, gains of $72,000 and losses of $40,000 recognized as part of net earnings in the Consolidated Statement of Operations related to the swap agreement during fiscal 2017, 2016 and 2015, respectively, as the interest rate swap was not designated as a hedge due to its ineffectiveness. The interest rate swap matures in July 2018.  The fair value of a previous interest rate swap is being amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it is no longer designated as a hedge. As a result, in fiscal 2017, 2016 and 2015, the Company amortized $25,000, $25,000 and $4,000, respectively, of losses from Other Comprehensive Income into net earnings.  During fiscal 2017, 2016 and 2015, the Company recorded $98,000, $132,000 and $117,000, respectively, as interest expense related to the interest rate swaps reflecting actual interest payments and settlements on the interest rate swaps.

At September 30, 2017, the Company had a one-month undesignated forward exchange contract for €2.4 million ($2.8 million).  Forward exchange contracts are used to manage the Company’s foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $52,000 were recorded for forward exchange contracts in the year ended September 30, 2017 in Other income (expense) on the Company’s Consolidated Statement of Operations.  The gains on the Company’s forward exchange contracts are generally offset by losses recorded on the underlying assets or liabilities held in foreign currencies.  At September 30, 2017, the Company had assets of $8,000 for settlements under these forward contracts in Other current assets on the Company’s Consolidated Balance Sheet.  At September 30, 2016, the Company had liabilities of $96,000 under these forward contracts on the Company’s Consolidated Balance Sheet.

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

	Fair Value Measurements at September 30, 2017 (in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/Liabilities at Fair Value
Derivatives:
Interest rate swap	—	$(59)	—	$(59)
Forward exchange contracts	—	—	—	—

At September 30, 2017, the Company had long-term debt of approximately $4.5 million.  The Company’s long-term debt is recorded at historical cost, and the Company has not elected to fair value such financial instruments.  The estimated fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

Rental expense is recognized on a straight-line basis over the term of the lease.  Rental expense for the Company’s operating leases referred to above was $1.6 million for the year ended September 30, 2017, $1.5 million for the year ended September 30, 2016, and $1.4 million for the year ended September 30, 2015.

The following is a schedule of future minimum rental payments required under operating leases and future rental expense (in thousands):

Year Ending September 30,	Rental Payments	Rental Expense
2018	$1,414	$1,414
2019	1,208	1,204
2020	835	826
2021	413	400
2022	304	287
Thereafter	394	389
Total	$4,568	$4,520

11.	CONTRACTUAL GUARANTEES AND INDEMNITIES

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

Bank guarantees and letters of credit

At September 30, 2017, the Company had standby letters of credit totaling $1.1 million. If the Company fails to meet its contractual obligations, these letters of credit may become liabilities of the Company.  This amount consists of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

12.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations consists of the following (in thousands):

	Year Ended September 30,
	2017	2016	2015
Current:
Federal	$642	$—	$(320)
Foreign	897	12	27
State	37	—	—
	1,576	12	(293)
Deferred:
Federal	(891)	(378)	(1,981)
Foreign	1,356	(195)	(505)
State	96	37	(127)
	561	(536)	(2,613)
Valuation reserves:
Federal	1,178	571	54
Foreign	(1,178)	(504)	(104)
State	—	—	(4)
	—	67	(54)
Total income tax expense (benefit)	$2,137	$(457)	$(2,960)

Components of net earnings (loss) before income taxes are:

	Year Ended September 30,
Earnings (loss)	2017	2016	2015
Domestic	$(4,569)	$(2,768)	$(7,914)
Foreign	10,738	1,614	(65)
Total	$6,169	$(1,154)	$(7,979)

The Company accounts for its deferred tax assets and liabilities, including excess tax benefits of share-based payments, based on the tax ordering of deductions to be used on its tax returns.  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities are as follows (in thousands):

	September 30,
	2017	2016
Deferred tax asset:
Reserves and accruals	$4,575	$4,054
Tax benefits of share-based payments	518	543
NOL and other carry forwards	869	1,779
Unrealized changes in value of derivatives to equity	53	61
Deferred tax liability:
Accumulated depreciation	(123)	(108)
Intangible assets	(1,742)	(2,016)
Translation adjustment to equity	405	861
Net deferred tax asset	$4,555	$5,174
Net deferred tax:
Current asset	$4,770	$3,934
Long-term asset	1,299	3,001
Long-term liability	(1,514)	(1,761)
Net deferred tax asset	$4,555	$5,174

At September 30, 2017, the Company has approximately $2.4 million of pre-tax carryforwards in foreign jurisdictions, the majority of which relate to net operating loss carryforwards which do not expire.

At September 30, 2017, the Company had valuation reserves of approximately $197,000 for deferred tax assets for capital loss carry forwards and changes in the carrying value of its investment in Proditec, and offsetting amounts for foreign deferred tax assets and U.S. deferred tax liabilities, primarily related to net operating loss carry forwards in the foreign jurisdictions that the Company believes will not be utilized during the carryforward period.   There were no other valuation allowances at September 30, 2017 due to anticipated utilization of all the deferred tax assets as the Company believes it will have sufficient taxable income to utilize these assets.

During fiscal 2016, the Company recorded net additional valuation reserves of $67,000 related to tax carryforwards in foreign jurisdictions that the Company believes will not be utilized during the carryforward period. During fiscal 2015, the Company recorded net additional valuation reserves of $54,000 due to the expiration of capital loss carryforwards. In addition, the Company reversed offsetting amounts of valuation reserves for foreign deferred tax assets and U.S. deferred tax liabilities related to the utilization of net operating loss carryforwards in Europe in fiscal 2016 and 2017. As these were offsetting amounts, these changes had no effect on net earnings.

 Income tax expense is computed at rates different than statutory rates.  The reconciliation between effective and statutory rates is as follows:

	Year Ended September 30,
	2017	2016	2015
Statutory rates	34.0%	(34.0)%	(34.0)%
Increase (reduction) in income taxes resulting from:
Domestic production deduction	(0.7)%	—%	—%
Research and development credit	(2.9)%	(14.9)%	(0.1)%
Changes in tax law, R&D credit	—%	(9.2)%	(3.8)%
State income taxes, net of federal benefit	1.4%	2.1%	(1.1)%
Differences in foreign effective tax rates	1.5%	4.8%	1.3%
Valuation reserve	—%	5.8%	—%
Meals and entertainment deduction limitation	1.1%	5.5%	0.7%
Other permanent differences	0.2%	0.3%	(0.1)%
Income tax combined effective rate	34.6%	(39.6)%	(37.1)%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at October 1, 2016	$95
Additions based on tax positions related to the current period	7
Reductions for tax positions of prior periods	(16)
Balance at September 30, 2017	$86

As of September 30, 2017, the amount of unrecognized tax benefits, which if recognized would favorably affect the Company’s effective tax rate, is $86,000.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state and foreign jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.   The Company is generally no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years before 2012.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in other income and expense for all periods presented.    As of September 30, 2017 and 2016, the Company had accrued $30,000 and $32,000, respectively, for possible interest and penalties.

13.	SHARE-BASED COMPENSATION PLANS

At September 30, 2017, the Company had two share-based compensation plans, which are shareholder-approved, as described below.  The Company issues new shares of common stock for exercises and awards under these plans.

Share-based compensation costs charged against income are as follows (in thousands):

	Year Ended September 30,
	2017	2016	2015
Cost of goods sold	$169	$169	$31
Operating expenses	808	977	1,454
Total share-based compensation expense	$977	$1,146	$1,485
Income tax benefit	$352	$413	$531

Approximately $21,000, $24,000, and $17,000 of share-based compensation expense remained capitalized in inventory as of September 30, 2017, 2016, and 2015, respectively.

As of September 30, 2017, the total unrecognized compensation cost related to these plans was $1.0 million and was composed of: $1.0 million related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.31 years and $0 related to performance-based stock awards that are expected to be recognized over the weighted-average period of 1.23 years.

Employees’ Stock Incentive Plan—Under the 2010 Equity Incentive Plan (the “Incentive Plan”), eligible employees may receive restricted stock, incentive stock options or non-qualified stock options. The restrictions on restricted stock awards lapse based on employment-based or performance-based measures.  At September 30, 2017, the total number of shares reserved for issuance under the Incentive Plan was 570,972, of which 183,686 were available for grant.

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

The summary of activity for service-based stock awards as of September 30, 2017, and changes during the year then ended, is presented below:

Service-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2016	210,165	$10.67
Granted	93,108	$11.66
Vested	(93,894)	$11.50
Forfeited	(6,350)	$9.90
Non-vested and expected to vest balance at September 30, 2017	203,029	$10.76

The number of shares granted in fiscal 2017 that vest in one year or less was 28,258, vest in two years was 12,225, and vest in three years was 52,625.  The total fair value of shares vested in fiscal 2017, 2016, and 2015 was $1.1 million, $1.2 million, and $1.5 million, respectively.  As of September 30, 2017, there was $1.0 million of total unrecognized compensation cost related to service-based stock awards that is expected to be recognized over a weighted-average period of 1.31 years.  In fiscal 2016, the Company granted 117,104 shares of service-based awards with a weighted average grant date fair value of $8.43.  In fiscal 2015, the Company granted 84,108 shares of service-based awards with a weighted average grant date fair value of $12.78.

Employee Performance-Based Stock Awards—In fiscal 2017, 2016 and 2015, the Company awarded performance-based stock grants to selected executives. The lapse of restrictions on the awards is contingent on achievement of performance-based objectives as determined by the Compensation and Management Development Committee of the Board of Directors over a three-year period ending September 30, 2019, 2018 and 2017, respectively.

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

A summary of the activity for performance-based stock awards as of September 30, 2017, and changes during the year then ended, is presented below:

Performance-Based Stock Awards	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Non-vested balance at October 1, 2016	171,871	$12.76
Granted	67,493	$10.68
Vested	—	$—
Forfeited	(55,107)	$13.80
Non-vested balance at September 30, 2017	184,257	$11.69

The total fair value of shares that vested in fiscal 2017, 2016, and 2015 was $0, $0, and $0, respectively.  The Company estimates it is less than probable that the performance based objectives will be achieved on all these awards and, therefore, no compensation cost is expected to be recognized on these awards. As of September 30, 2017, there was no unrecognized compensation cost related to the performance-based stock awards.  In fiscal 2016, the Company granted 63,257 shares of performance based awards with a grant date fair value of $11.65.  In fiscal 2015, the Company granted 65,284 shares of performance-based awards with a grant date fair value of $13.02.

Employee Stock Purchase Plan—Most employees are eligible to participate in the Company’s Employee Stock Purchase Plan (the “Purchase Plan”).  Shares are not available to employees who already own 5% or more of the Company’s stock.  Employees can withhold, by payroll deductions, up to 5% of their regular compensation to purchase shares at a purchase price of 85% of the fair market value of the common stock on the purchase date.  There were 500,000 shares reserved for purchase under the Purchase Plan of which 336,855 remained available at September 30, 2017.

During the years ended September 30, 2017, 2016, and 2015, the Company issued 3,584, 6,314, and 5,003 shares, respectively, under the Purchase Plan and recorded compensation cost based on the 15% discount from market price paid by the employees.

Cash received from option exercises and employee stock purchase plan purchases was $43,000, $49,000, and $151,000 for the years ended September 30, 2017, 2016 and 2015, respectively.  The tax benefit to be realized for the tax deductions from option exercises and restricted shares vesting under the share-based payment arrangements was $405,000, $325,000, and $450,000 for the years ended September 30, 2017, 2016 and 2015, respectively.

14.	STOCK REPURCHASE PROGRAM

The Company initiated a stock repurchase program effective May 30, 2012 to repurchase up to 500,000 shares of its common stock.  The timing of any repurchases and the exact number of shares to be purchased will be determined by the Company and will depend on market conditions and other factors. The Company retires the shares upon repurchase. The program does not incorporate a fixed expiration date. In fiscal 2017, 2016 and 2015, the Company did not repurchase any shares under the program.

15.	EMPLOYEE BENEFIT PLANS

The Company has a 401(k) profit sharing plan which covers substantially all United States employees.  The Company matches 50% of employee contributions for a maximum match of 4% of each participating employee’s compensation.  The Company contributed $676,000, $625,000, and $160,000 in matching funds to the plan for the years ended September 30, 2017, 2016 and 2015, respectively.

16.	SEGMENT INFORMATION

The Company’s business units serve customers in its primary market—the food processing and agricultural products industry—through common sales and distribution channels.  Therefore, the Company reports on one segment.  The following table summarizes information about products and services (in thousands).

	Year Ended September 30,
	2017	2016	2015
Net sales by product category:
Automated inspection systems	$51,981	$38,620	$37,529
Process systems	57,088	52,339	37,768
Parts and service	30,845	29,081	27,628
Total net sales by product category	$139,914	$120,040	$102,925

Net sales for service were less than 10% of total net sales for the years ended September 30, 2017, 2016, and 2015, respectively, and is therefore summarized with parts and service.  Upgrades of automated inspection systems are included with automated inspection systems.

The following table summarizes certain information about geographic areas (in thousands):

	Year Ended September 30,
	2017	2016	2015
Net sales:
Domestic	$55,551	$56,554	$51,954
International	84,363	63,486	50,971
Total net sales	$139,914	$120,040	$102,925
Long-lived assets:
Domestic	$12,816	$13,782
International	16,297	16,563
Total long-lived assets	$29,113	$30,345

There were two customers that accounted for greater than 10% of net sales during fiscal 2017. One of which individually accounted for greater than 10% of net sales during fiscal 2016 and the other accounted for greater than 10% of net sales in fiscal 2015.  One single country outside the United States accounted for more than 10% of net sales in fiscal 2017, and another single country accounted for more than 10% of net sales in fiscal 2016.  Location of the customer is the basis for the categorization of net sales.

* * * * * *
SUPPLEMENTARY DATA

QUARTERLY FINANCIAL INFORMATION (Unaudited)

The following is a summary of operating results by quarter for the years ended September 30, 2017 and 2016 (in thousands, except per share data):

2017 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$27,363	$27,355	$44,650	$40,545	$139,914
Gross profit	9,230	9,083	15,733	13,138	47,185
Net earnings(loss)	15	(216)	3,039	1,194	4,032
Net earnings(loss) per share - basic	$0.00	$(0.03)	$0.47	$0.18	$0.63
Net earnings(loss) per share - diluted	$0.00	$(0.03)	$0.47	$0.18	$0.63
2016 Quarter Ended	December 31	March 31	June 30	September 30	Total
Net sales	$24,803	$28,510	$36,207	$30,520	$120,040
Gross profit	6,980	8,469	10,654	9,943	36,046
Net earnings(loss)	(1,699)	(550)	1,035	515	(697)
Net earnings(loss) per share - basic	$(0.27)	$(0.09)	$0.16	$0.08	$(0.11)
Net earnings(loss) per share - diluted	$(0.27)	$(0.09)	$0.16	$0.08	$(0.11)

Note:  Annual totals may not agree to the summation of quarterly information due to insignificant rounding and the required calculation conventions.

* * * * * *

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed under the supervision of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management evaluates the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control – Integrated Framework (2013).”  Management, under the supervision and with the participation of our President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, assessed the effectiveness of the design and operation of our internal control over financial reporting as of September 30, 2017 and concluded that our internal control over financial reporting was effective.

Changes in Internal Controls

There were no changes in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during the fourth quarter of the fiscal year ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will be adopting ASU 2014-09, "Revenue from Contracts with Customers" effective October 1, 2018. We do not believe the adoption of this new guidance will have a material effect on our results of operations. Consequently, we do not believe the adoption of this new guidance will require significant changes in our internal controls and procedures related to financial reporting and disclosures. However, due to the nature of the new guidance, we may be making enhancements or modifications to existing internal controls and procedures to ensure compliance with the new guidance.

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

There is hereby incorporated by reference the information under the captions “Information About Key’s Board of Directors,” “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee of the Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.

There is hereby incorporated by reference the information under the captions “Compensation Discussion and Analysis,” "Compensation Committee Interlocks and Insider Participation," “Compensation and Management Development Committee Report” and “Executive Compensation” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

There is hereby incorporated by reference the information under the captions “Principal Shareholders” and "Equity Compensation Plan Information" in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

There is hereby incorporated by reference the information under the caption “Information About Key’s Board of Directors” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

There is hereby incorporated by reference the information under the caption “Audit Committee Report and Other Related Matters” in our definitive Proxy Statement to be filed pursuant to Regulation 14A, which Proxy Statement is expected to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended September 30, 2017.

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

(10.3)
Credit Agreement between Visys NV and KBC Bank NV, dated October 7, 2004 (filed as Exhibit 10.2 to the Form 10-Q filed with the Securities and Exchange Commission on May 9, 2013 and incorporated herein by reference)

(10.4)
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

(10.6)*	Form of Restricted Stock Bonus Agreement (Continued Employment Vesting)

(10.7)*	Form of Restricted Stock Bonus Agreement (Long-Term Performance Vesting)

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

(101)
The following materials from Key Technology, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Balance Sheets at September 30, 2017 and September 30, 2016, (ii) Consolidated Statements of Operations for the three years ended September 30, 2017, (iii) Consolidated Statements of Comprehensive Income for the three years ended September 30, 2017; (iv)  Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2017, (v) Consolidated Statements of Cash Flows for the three years ended September 30, 2017, and (vi) Notes to Consolidated Financial Statements for the three years ended September 30, 2017.

       _______________________________________________

* Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY

None.

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

December 8, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard Lawrence	December 8, 2017
Richard Lawrence, Chairman

/s/ Robert M. Averick	December 8, 2017
Robert M. Averick, Director

/s/ John J. Ehren	December 8, 2017
John J. Ehren, Director

/s/ John E. Pelo	December 8, 2017
John E. Pelo, Director

/s/ Michael L. Shannon	December 8, 2017
Michael L. Shannon, Director

/s/ Charles H. Stonecipher	December 8, 2017
Charles H. Stonecipher, Director

/s/ Donald A. Washburn	December 8, 2017
Donald A. Washburn, Director

/s/ Paul J. Wolf	December 8, 2017
Paul J. Wolf, Director