Form 10-Q
period 2017-12-31
KEY TECHNOLOGY INC
filed 2018-02-13
CIK 906193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.   20549
_____________________________________________

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended December 31, 2017
or

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

The number of shares outstanding of the registrant's common stock, no par value, on January 31, 2018 was 6,464,790 shares.

KEY TECHNOLOGY, INC.
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND SEPTEMBER 30, 2017

	December 31, 2017	September 30, 2017
Assets	(in thousands)
Current assets:
Cash and cash equivalents	$5,344	$9,337
Trade accounts receivable, net of allowance for doubtful accounts of $284 and $299, respectively	21,450	20,177
Inventories:
Raw materials	14,943	12,606
Work-in-process and sub-assemblies	15,273	16,543
Finished goods	10,014	9,439
Total inventories	40,230	38,588
Deferred income taxes	—	4,770
Prepaid expenses and other assets	4,655	4,439
Total current assets	71,679	77,311
Property, plant and equipment, net	13,278	12,911
Deferred income taxes	2,899	1,299
Goodwill	10,809	10,616
Investment in Proditec	1,127	1,127
Intangibles and other assets, net	4,433	4,574
Total	$104,225	$107,838

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$10,064	$10,490
Accrued payroll liabilities and commissions	7,114	7,714
Customers' deposits	8,382	8,085
Accrued customer support and warranty costs	2,419	2,276
Customer purchase plans	1,155	1,039
Income taxes payable	1,359	1,357
Current portion of long-term debt	4,446	4,566
Other accrued liabilities	2,061	1,923
Total current liabilities	37,000	37,450
Deferred income taxes	—	1,514
Other long-term liabilities	205	222
Shareholders' equity:
Common stock	34,813	34,959
Retained earnings and other shareholders' equity	32,207	33,693
Total shareholders' equity	67,020	68,652
Total	$104,225	$107,838

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended December 31,
	2017	2016
	(in thousands, except per share data)
Net sales	$31,272	$27,363
Cost of sales	22,706	18,133
Gross profit	8,566	9,230
Operating expenses:
Sales and marketing	4,650	4,318
Research and development	2,669	2,494
General and administrative	2,156	2,092
Amortization of intangibles	218	227
Total operating expenses	9,693	9,131
Gain on disposition of assets	—	2
Income (loss) from operations	(1,127)	101
Other income (expense)	(210)	(78)
Earnings (loss) before income taxes	(1,337)	23
Income tax expense	713	8
Net earnings (loss)	$(2,050)	$15

Net earnings (loss) per share
- basic	$(0.32)	$0.00
- diluted	$(0.32)	$0.00

Shares used in per share calculations - basic	6,476	6,375

Shares used in per share calculations - diluted	6,476	6,375
See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended December 31,
	2017	2016
	(in thousands)
Net earnings (loss)	$(2,050)	$15
Other comprehensive income (loss):
Foreign currency translation adjustment	665	(1,301)
Reclassification adjustment for foreign currency translation included in net earnings (loss)	6	6
Income tax (expense) benefit related to items of comprehensive income (loss)	(176)	441
Total comprehensive loss	$(1,555)	$(839)

See notes to unaudited condensed consolidated financial statements.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended December 31,
	2017	2016
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$(2,050)	$15
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Gain on disposition of assets	—	(2)
Foreign currency exchange (gain) loss	50	(75)
Depreciation and amortization	1,009	1,016
Share based payments	231	262
Reclassification from other comprehensive income	6	6
Deferred income taxes	1,542	29
Change in fair value of derivatives	(23)	(46)
Deferred rent	1	2
Bad debt expense	18	—
Changes in assets and liabilities:
Trade accounts receivable	(1,140)	(2,652)
Inventories	(1,539)	(3,863)
Prepaid expenses and other current assets	608	(384)
Income taxes receivable	(804)	—
Accounts payable	(467)	1,530
Accrued payroll liabilities and commissions	(677)	557
Customers’ deposits	213	1,830
Accrued customer support and warranty costs	124	(91)
Income taxes payable	(36)	(24)
Other accrued liabilities	227	(524)
Other	2	(1)
Cash used in operating activities	$(2,705)	$(2,415)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property	$—	$2
Purchases of property, plant and equipment	(860)	(393)
Cash used in investing activities	$(860)	$(391)

See notes to unaudited condensed consolidated financial statements.		(Continued)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016

	Three Months Ended December 31,
	2017	2016
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term debt	$(120)	$(163)
Proceeds from issuance of common stock	10	9
Exchange of shares for statutory withholding	(387)	(212)
Cash provided by (used in) financing activities	$(497)	$(366)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	69	(109)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,993)	(3,281)

CASH AND CASH EQUIVALENTS, BEGINNING OF THE PERIOD	9,337	10,491

CASH AND CASH EQUIVALENTS, END OF THE PERIOD	$5,344	$7,210

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
Cash paid during the period for interest	$79	$84
Cash paid during the period for income taxes	$7	$3

See notes to unaudited condensed consolidated financial statements.		(Concluded)

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

1.	Unaudited condensed consolidated financial statements

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from these unaudited condensed consolidated financial statements.  These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2017.  The results of operations for the three month period ended December 31, 2017 are not necessarily indicative of the operating results for the full year.

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

In the opinion of management, all adjustments, consisting only of normal recurring accruals, have been made to present fairly the Company's financial position at December 31, 2017 and the results of its operations and its cash flows for the three month periods ended December 31, 2017 and 2016.

Recently Adopted Accounting Pronouncements

On October 1, 2017, the Company adopted Accounting Standard Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminated the requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities are required to classify all deferred tax assets and liabilities as non-current. The Company has elected to adopt the new guidance prospectively. As a result, the Company reclassified the net of $4.8 million of deferred tax assets in Current Assets and $1.5 million of deferred tax liabilities in Long-term liabilities that existed on its balance sheet at October 1, 2017 as long-term deferred tax assets on its Condensed Consolidated Balance Sheet.

On October 1, 2017, the Company adopted ASU 2016-09, "Stock Compensation," which was intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded, that excess tax benefits are now recorded to earnings rather than equity, and classification in the statement of cash flows. The Company prospectively adopted the new guidance. As a result, a cumulative effect of $69,000 was recorded as a change to deferred tax assets and a credit to equity upon adoption. In addition, during the first quarter of fiscal 2018 the Company reduced income tax expense by $173,000 for excess tax benefits on shares vesting during the quarter at share prices in excess of the grant date fair value per share.

On October 1, 2017, the Company adopted ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). The previous standard required entities to measure inventory at the lower of cost or market, with market defined as net realizable value or replacement cost. ASU 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this standard did not have a material effect on the Company's financial statements, nor does the Company anticipate material future effects.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the effect of the new standard on revenue contracts. This analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company's contracts for goods and services are not complex and are primarily short-term in nature, and the Company's assessment at this stage is that it does not expect the adoption of the new revenue recognition standard to have a material effect on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method by recognizing any cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

In February 2016, the FASB issued ASU 2016-02, "Leases" (“ASU 2016-02”), which is intended to improve financial reporting about leasing transactions. ASU 2016-02 will require lessees to recognize assets and liabilities for the rights and obligations created by their leases on their balance sheet. Lessees will be required to recognize assets and liabilities for leases with lease terms of more than 12 months. ASU 2016-02 is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company has not yet determined the effect that the adoption of ASU 2016-02 will have on its consolidated financial position and consolidated results of operations.

2.	Share-based compensation

During the three months ended December 31, 2017, the Company granted 1,000 shares of service-based stock awards.  The fair value of these grants was $17.64 per share based on the fair market value of our common stock at the grant date.  The restrictions on these shares lapse at the end of the required service period in November 2020. During the three months ended December 31, 2017, the Company also granted 48,331 shares of performance-based stock awards. The fair value of these grants was $19.02 per share based on the fair market value of our common stock at the grant date. The restrictions on these grants lapse upon achievement of performance-based objectives, or a change in control, for the three-year period ending September 30, 2020 and the continued employment of the grantee. The Company estimates that it is less than probable that the performance-based objectives on any of the performance-based awards granted in fiscal 2018 will be achieved and, therefore, has not recorded any share-based compensation expense in fiscal 2018 related to these awards.

Share-based compensation expense included in the Company's results was as follows (in thousands):

	Three Months Ended December 31,
	2017	2016
Cost of goods sold	$41	$46
Operating expenses	190	216
Total share-based compensation expense	$231	$262

Share-based compensation expense remaining capitalized in inventory at December 31, 2017 and 2016 was $21,000 and $22,000, respectively.

3.    Income taxes

The provision (benefit) for income taxes is based on the estimated effective income tax rate for the year.  Changes in the estimated effective income tax rate are accounted for in the period the change in estimate occurs.

In December 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted in the United States. The effects of this new tax law are wide-ranging and some of the provisions affect the Company in fiscal 2018, some in fiscal 2019, and some thereafter. The most significant impact is the reduction in the federal corporate income tax rate from 34% to 21% effective January 1, 2018. As the Company is a fiscal year company, its fiscal 2018 statutory rate will be approximately 24% which is a blended rate based on the number of days before and after the January 1, 2018 date of the enacted rate change. The enacted rate of 21% will take full effect in fiscal 2019. As a result of this rate change, the Company reduced its net United States deferred tax assets and liabilities by approximately$1.0 million which was charged to income tax expense during the first quarter of fiscal 2018. As income tax timing differences continue to change during the remainder of fiscal 2018, additional reductions to deferred tax assets and liabilities for timing differences remaining at the end of fiscal 2018 will need to be recorded due to the change in statutory rates from 24% to 21% . The company has not completed its evaluation of the impact of TCJA in future fiscal years due to the limited available time since enactment, the complexity of certain areas, and the need for IRS regulations in several areas. However, due to the reduction in the corporate income tax rate, we anticipate a lower overall corporate income tax expense in future years.

In addition, in December 2017, Belgium enacted corporate tax law changes which will reduce its corporate income tax rate from 34% to 25% in 2020. This reduction is phased in and the Company's tax rate in Belgium will be 34% in fiscal 2018,

29.58% in fiscal 2019 and 2020, and 25% in fiscal 2021. As a result, the Company revalued its Belgian deferred tax assets in the first quarter of fiscal 2018 which resulted in a charge of approximately $200,000 to income tax expense during the quarter. As its Belgian deferred tax assets were approximately $2.4 million in pre-tax carryforwards, the ultimate effect of this change in tax rates will not be known until fiscal 2018-2020. The Company will reevaluate the Belgian tax rate change on a periodic basis over the next three fiscal years but believes its current estimate is materially accurate at this time.

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

At December 31, 2017, the Company had an interest rate swap with a notional amount of $4.4 million that fixes the interest rate on its LIBOR-based variable rate mortgage at 6.20%.  At December 31, 2017, the fair value of the swap agreement recorded as a liability in Other long-term liabilities on the Unaudited Condensed Consolidated Balance Sheet was $37,000.  There were gains of $23,000 recognized as part of net earnings in the Unaudited Condensed Consolidated Statements of Operations related to the swap agreement during the three month period ended December 31, 2017 because the interest rate swap was not designated as a hedge due to its ineffectiveness. During the three month period ended December 31, 2017, the Company recorded $16,000 as interest expense related to the interest rate swap reflecting actual interest payments and settlements on the interest rate swap. The interest rate swap matures in July 2018. The fair value of a previous interest rate swap is being amortized into earnings from Other Comprehensive Income over the original forecasted settlement period of the swap as it is no longer designated as a hedge. As a result, the Company amortized $6,000 of losses from Other Comprehensive Income into net earnings during the three month period ended December 31, 2017.

At December 31, 2017, the Company had a one-month undesignated forward exchange contract for €0.5 million ($0.6 million).  Forward exchange contracts are used to manage the Company's foreign currency exchange risk related to its ongoing operations.  Net foreign currency gains of $4,000 were recorded for forward exchange contracts in the three month period ended December 31, 2017 as a component of foreign currency gains or losses in Other income (expense) on the Company's Unaudited Condensed Consolidated Statements of Operations.  The gains or losses on the Company's forward exchange contracts are generally offset by gains or losses recorded on the underlying assets or liabilities held in foreign currencies.  At December 31, 2017, the Company had liabilities of $8,000 for settlements under these forward exchange contracts in Other current liabilities on the Company's Unaudited Condensed Consolidated Balance Sheet.

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

The following table presents the Company's assets and liabilities that are measured and recorded at fair value on a recurring basis consistent with the fair value hierarchy provisions:

	Fair Value Measurements at December 31, 2017
	(in thousands)
Description	Level 1	Level 2	Level 3	Total Assets/ (Liabilities) at Fair Value
Derivatives:
Interest rate swap	$—		$(37)	$(37)
Forward exchange contracts	—	—	—	—

At December 31, 2017, the Company also had debt of approximately $4.4 million.  The Company's debt is recorded at historical cost and the Company has not elected to value such financial instruments at fair value.  The fair value of the debt approximated its carrying value based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

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

At December 31, 2017, the Company's non-controlling interest in Proditec SAS had a carrying value of approximately $1.1 million. This investment is being accounted for under the cost method.  The fair value of the Company's investment in Proditec was not estimated as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and our management determined that it was not practicable to estimate the fair value of the investment.  Further, there are no quoted market prices for the Company's investment, and sufficient information is not readily available for the Company to utilize a valuation model to determine its fair value without incurring excessive costs relative to the materiality of the investment.  The Company's cost method investment is evaluated for potential other-than-temporary impairment on at least a quarterly basis or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.

6.    Financing arrangements

The Company's domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of the Company's eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018 and the Company expects to renew or refinance the credit facility in fiscal 2018. The revolving credit facility bears interest, at the Company's option, at either the lender's base lending rate or LIBOR using a tiered structure depending on the Company's achievement of a specified financial ratio. The Company's base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. The Company's LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. At December 31, 2017, the interest rate would have been 3.82% based on the lowest of the available alternative rates. The term loan bears interest, at the Company's option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. The Company also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The credit facility is secured by the Company's receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if the Company does not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At December 31, 2017, the Company had no outstanding borrowings under the revolving line of credit and $0.7 million of outstanding standby letters of credit.

The Company's Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.3 million) and includes an operating line of €800,000 ($1.0 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provisions of €1.4 million ($1.7 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate, plus 1.25%. At December 31, 2017, the interest rate was 9.75%. At December 31, 2017, the subsidiary had no borrowings under the operating line or loan agreement provisions. At December 31, 2017, the subsidiary had no bank guarantees outstanding under the bank guarantee facility.

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

A reconciliation of the changes in the Company’s allowances for warranties for the three months ended December 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended December 31,
	2017	2016
Beginning balance	$1,892	$1,932
Warranty costs incurred	(1,100)	(567)
Warranty expense accrued	1,268	378
Translation adjustments	21	(52)
Ending balance	$2,081	$1,691

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

Bank guarantees and letters of credit

At December 31, 2017, the Company had standby letters of credit totaling $0.7 million. If the Company fails to meet its contractual obligations, these bank guarantees and letters of credit may become liabilities of the Company.  This amount consists of outstanding performance guarantees secured by bank guarantees under the Company's domestic credit facility.  Bank guarantees arise when the Company collects customer deposits prior to order fulfillment.  The customer deposits received are recorded as current liabilities on the Company's balance sheet.  The bank guarantees repayment of the customer deposit in the event an order is not completed.  The bank guarantee is canceled upon shipment and transfer of title.  These bank guarantees arise in the normal course of the Company's business and are not deemed to expose the Company to any significant risks since they are satisfied as part of the design and manufacturing process.

8.    Subsequent Event

On January 25, 2018, the Company entered into a definitive merger agreement with Duravant LLC and one of its wholly owned subsidiaries pursuant to which such subsidiary will commence a tender offer to acquire all of the outstanding shares of common stock of the Company for $26.75 per share in cash in a transaction valued at approximately $175 million. The transaction is expected to close in the second fiscal quarter of 2018, subject to the tender and acceptance of at least a majority of the outstanding shares of our common stock and other customary closing conditions. Additional information about the transaction is set forth in the Company's Current Report on Form 8-K filed on January 31, 2018.

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

More information may be found in Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 filed with the SEC on December 8, 2017, which item is hereby incorporated herein by reference.

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

Subsequent to the end of the quarter, on January 25, 2018, we entered into a definitive merger agreement with Duravant LLC and one of its wholly owned subsidiaries pursuant to which such subsidiary will commence a tender offer to acquire all of the outstanding shares of common stock of the Company for $26.75 per share in cash in a transaction valued at approximately $175 million. The transaction is expected to close in the second fiscal quarter of 2018, subject to the tender and acceptance of at least a majority of the outstanding shares of our common stock and other customary closing conditions. Additional information about the transaction is set forth in the Company's Current Report on Form 8-K filed on January 31, 2018.

Current Period - First quarter of fiscal 2018

Net sales of $31.3 million in the first quarter of fiscal 2018 were $3.9 million, or 14%, higher than net sales of $27.4 million in the corresponding quarter a year ago. The higher net sales in the first quarter of fiscal 2018 were primarily due to increased sales in the process systems and parts and service product lines. Net sales increased most significantly in the European and Asia-Pacific regions and in the potato and processed fruit and vegetable markets. International sales were 68% of net sales for the first quarter of fiscal 2018, compared to 55% in the corresponding prior-year period.

Net sales, orders and ending backlog for the first quarter of fiscal 2018 were the highest first quarter levels in our Company's history. The first quarter ending backlog is the second highest quarter-end backlog in our Company's history. The backlog of $52.6 million at the end of the first quarter of fiscal 2018 represents an increase of $6.8 million, or 15%, over the backlog of $45.8 million at the end of the corresponding quarter a year ago and was second only to the backlog at the end of the second fiscal quarter of 2017.

Orders in the first quarter of fiscal 2018 of $40.1 million were up $7.6 million, or 23%, compared to orders of $32.5 million in the first quarter of fiscal 2017.  Orders increased most significantly in the process systems and parts and service product lines partially offset by a decrease in the automated inspection systems product lines. Orders increased primarily in the North American and Asia-Pacific regions and in the potato market globally.

The gross margin percentage in the first quarter of fiscal 2018 was 27.4% as compared to 33.7% for the same period in the prior year. The decrease was primarily due to a large factory underutilization variance as a result of the timing of specific customer orders and higher than normal customer support costs on a few significant projects.

Operating expenses of $9.7 million increased approximately $0.6 million, or 6%, as compared to $9.1 million for the same period in the prior year. Increased operating expenses were primarily the result of the increased net sales and related sales commissions as well as increased personnel costs.

Income tax expense was adversely affected in the first quarter of fiscal 2018 by reductions in the corporate income tax rate enacted in December for both the United States and Belgium. As a result of these rate reductions, in the first quarter of fiscal

2018, the Company reduced the carrying value of its net deferred tax assets and liabilities in the United States and Belgium by approximately $1.2 million which was charged to income tax expense.

There was a loss from operations of $1.1 million in the first quarter of fiscal 2018 as compared to earnings from operations of $0.1 million in the same quarter in the prior year. The net loss for the first quarter of fiscal 2018 was $2.1 million, or $0.32 per diluted share.  The net earnings for the corresponding three-month period in fiscal 2017 were $15,000, or $0.00 per diluted share.  The net loss in the most recent three-month period as compared to the net earnings in the prior year period was due to improved net sales being offset by lower gross profit margins, higher operating expenses and increased income tax expense.

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

If all conditions of revenue recognition are not met, we defer revenue recognition.  In the event of revenue deferral, the sale value is not recorded as revenue to us, accounts receivable are reduced by any related amounts owed by the customer, and the cost of the goods or services deferred is carried in inventory.  In addition, we periodically evaluate whether an allowance for sales returns is necessary.  Historically, we have experienced few sales returns.  We account for cash consideration (such as sales incentives) that are given to customers or resellers as a reduction of revenue rather than as an operating expense unless an identified benefit is received for which fair value can be reasonably estimated.  We believe that revenue recognition is a “critical accounting estimate” because our terms of sale vary significantly, and management exercises judgment in determining whether to recognize or defer revenue based on those terms.  Such judgments may materially affect net sales for any period.  Management exercises judgment within the parameters of GAAP in determining when contractual obligations are met, title and risk of loss are transferred, the sales price is fixed or determinable and collectability is reasonably assured.  At December 31, 2017, we had invoiced $3.5 million, compared to $3.7 million at September 30, 2017, for which we have not recognized revenue.

Allowances for doubtful accounts.  We establish allowances for doubtful accounts for specifically identified, as well as anticipated, doubtful accounts based on credit profiles of customers, current economic trends, contractual terms and conditions, and customers’ historical payment patterns.  Factors that affect collectability of receivables include general economic or political factors in certain countries that affect the ability of customers to meet current obligations.  We actively manage our credit risk by utilizing an independent credit rating and reporting service, by requiring certain percentages of down payments, and by requiring secured forms of payment for customers with uncertain credit profiles or located in certain countries.  Forms of secured payment could include irrevocable letters of credit, bank guarantees, third-party leasing arrangements or EX-IM Bank guarantees, each utilizing Uniform Commercial Code filings, or the like, with governmental entities where possible.  We believe that the accounting estimate related to allowances for doubtful accounts is a “critical accounting estimate” because it requires management judgment in making assumptions relative to customer or general economic factors that are outside our control.  As of December 31, 2017, the balance sheet included allowances for doubtful accounts of $284,000 as compared to $299,000 at September 30, 2017.  Amounts charged to bad debt expense for the three months ended December 31, 2017 and 2016, respectively, were $18,000 and $0.  Actual charges to the allowance for doubtful accounts for the three months ended December 31, 2017 and 2016, respectively, were $38,000 and $0.  If we experience actual bad debt expense in excess of estimates, or if estimates are adversely adjusted in future periods, the carrying value of accounts receivable will decrease and charges for bad debts will increase, resulting in decreased net earnings.

Valuation of inventories.  Inventories are stated at the lower of cost or market. Our inventory includes purchased raw materials, manufactured components, purchased components, service and repair parts, work in process, finished goods and demonstration equipment.  Write downs for excess and obsolete inventories are made after periodic evaluation of historical sales, current economic trends, forecasted sales, estimated product lifecycles and estimated inventory levels. The factors that contribute to inventory valuation risks are our purchasing practices, electronic component obsolescence, accuracy of sales and production forecasts, introduction of new products, product lifecycles and the associated product support.  We actively manage our exposure to inventory valuation risks by maintaining low safety stocks and minimum purchase lots, utilizing just-in-time purchasing practices, managing product end-of-life issues brought on by aging components or new product introductions, and by utilizing inventory minimization strategies such as vendor-managed inventories. We believe that the accounting estimate related to valuation of inventories is a “critical accounting estimate” because it is susceptible to changes from period to period due to the requirement for management to make estimates relative to each of the underlying factors ranging from purchasing to sales to production to after-sale support.  At December 31, 2017, cumulative inventory adjustments to the lower of cost or net realizable value totaled $5.8 million, compared to $5.3 million at December 31, 2016.  Amounts charged to expense to record inventory at lower of cost or net realizable value for the three months ending December 31, 2017 and 2016 were $157,000 and $358,000, respectively.  Actual charges to the cumulative inventory adjustments upon disposition or sale of inventory were $88,000 and $106,000 for the three months ending December 31, 2017 and 2016, respectively.  If actual demand, market conditions or product lifecycles are adversely different from those estimated by management, inventory adjustments to lower net realizable values will result in a reduction to the carrying value of inventory, an increase in inventory write-offs, and a decrease to gross margins.

Long-lived assets.  We regularly review all of our long-lived assets, including property, plant and equipment, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  If the total of projected future undiscounted cash flows is less than the carrying amount of these assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded.  In addition, goodwill is reviewed based on its fair value at least annually.  As of December 31, 2017, we held $29.6 million of long-lived assets, net of depreciation and amortization.  There were no material changes during the quarter that would result in an adjustment of the carrying value for these assets. Estimates of future cash flows arising from the utilization of these long-lived assets and estimated useful lives associated with the assets are critical to the assessment of their recoverability and fair values. We believe that the accounting estimate related to long-lived assets is a “critical accounting estimate” because: (1) it is susceptible to change from period-to-period due to the requirement for management to make assumptions about future sales and cost of sales generated throughout the lives of several product lines over extended periods of time; and (2) the potential effect that recognizing an impairment could have on the assets reported on our balance sheet and the potential material adverse effect on reported earnings or loss.  Changes in these estimates could result in a determination of asset impairment, which would result in a reduction to the carrying value and a reduction to net earnings in the affected period.

Allowances for warranties.  Our products are covered by standard warranty plans included in the price of the products ranging from 90 days to five years, depending upon the product and contractual terms of sale.  The majority of the warranty periods are for one year or less.  We establish allowances for warranties for specifically identified, as well as anticipated, warranty claims based on contractual terms, product conditions and actual warranty experience by product line.  Our products include both manufactured and purchased components and, therefore, warranty plans include third-party sourced parts which may not be covered by the third-party manufacturer’s warranty.  We actively manage our quality program by using a structured product introduction plan, process monitoring techniques utilizing statistical process controls, vendor quality metrics, and feedback loops to communicate warranty claims to designers and engineers for remediation in future production.  We believe that the accounting estimate related to allowances for warranties is a “critical accounting estimate” because:  (1) it is susceptible to significant fluctuation period-to-period due to the requirement for management to make assumptions about future warranty claims relative to potential unknown issues arising in both existing and new products, which assumptions are derived from historical trends of known or resolved issues; and (2) risks associated with third-party supplied components being manufactured using processes that we do not control.  As of December 31, 2017, the balance sheet included warranty reserves of $2.1 million. Warranty charges of $1.1 million were incurred during the three-month period then ended. Warranty reserves were $1.7 million as of December 31, 2016 and warranty charges of $0.6 million were incurred during the three-month period then ended.  If our actual warranty costs are higher than estimates, future warranty plan coverages are different, or estimates are adversely adjusted in future periods, reserves for warranty expense will need to increase, warranty expense will increase and gross margins will decrease.

Accounting for income taxes.  Our provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment.  The quarterly provision for income taxes is based partially upon estimates of pre-tax financial accounting income for the full year and is affected by various differences between financial accounting income and taxable income.  Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part.  In management’s judgment, when it is more likely than not that all or some portion of specific deferred tax assets will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  At December 31, 2017, we had valuation reserves of approximately $154,000 for deferred tax assets for capital loss carryforwards and changes in the carrying value of our investment in Proditec and for foreign deferred tax assets, primarily related to tax carryforwards in foreign jurisdictions that we believe will not be utilized during the carryforward periods.  During the three months ended December 31, 2017, there was no change in our valuation reserves, other than a revaluation due to changes in the corporate income tax rate.  There were no other material valuation allowances at December 31, 2017 due to anticipated utilization of all the deferred tax assets as we believe we will have sufficient taxable income to utilize these assets.  We maintain reserves for uncertain tax positions in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Potential income tax exposures include potential challenges of various tax credits and deductions, and issues specific to state and local tax jurisdictions.  Exposures are typically settled primarily through audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Thus far, during fiscal 2018, there have been no significant changes in these estimates.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  We believe that the accounting estimate related to income taxes is a “critical accounting estimate” because it relies on significant management judgment in making assumptions relative to temporary and permanent timing differences of tax effects, estimates of future earnings, prospective application of changing tax laws in multiple jurisdictions, and the resulting ability to utilize tax assets at those future dates.  If our operating results were to fall short of expectations, thereby affecting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be included in the financial statements in any given period.  Establishing or increasing a valuation allowance would reduce the carrying value of the deferred tax asset, increase tax expense and reduce net earnings.

In December 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted in the United States. The effects of this new tax law are wide-ranging and some of the provisions affect the Company in fiscal 2018, some in fiscal 2019, and some thereafter. The most significant impact is the reduction in the federal corporate income tax rate from 34% to 21% effective January 1, 2018. As the Company is a fiscal year company, its fiscal 2018 statutory rate will be approximately 24% which is a blended rate based on the number of days before and after the January 1, 2018 date of the enacted rate change. The enacted rate of 21% will take full effect in fiscal 2019. As a result of this rate change, the Company reduced its net United States deferred tax assets and liabilities by approximately $1.0 million which was charged to income tax expense during the first quarter of fiscal 2018. As income tax timing differences continue to change during the remainder of fiscal 2018, additional reductions to deferred tax assets and liabilities for timing differences remaining at the end of fiscal 2018 will need to be recorded due to the change in statutory rates from 24% to 21%. The company has not completed its evaluation of the impact of TCJA in future fiscal years due to the limited available time since enactment, the complexity of certain provisions, and the need for IRS regulations in several areas. However, we expect the effects of these regulations to be immaterial. In addition, due to the reduction in the corporate income tax rate, we anticipate a lower overall corporate income tax expense in future years.

In addition, in December 2017, Belgium enacted corporate tax law changes which will reduce its corporate income tax rate from 34% to 25% in 2020. This reduction is phased in and the Company's tax rate in Belgium will be 34% in fiscal 2018, 29.58% in fiscal 2019 and 2020, and 25% in fiscal 2021. As a result, the Company revalued its Belgian deferred tax assets in the first quarter of fiscal 2018 which resulted in a charge of approximately $200,000 to income tax expense during the quarter. As its Belgian deferred tax assets were approximately $2.4 million in pre-tax carryforwards, the ultimate effect of this change in tax rates will not be known until fiscal 2018-2020. The company will reevaluate this provision on a periodic basis over the next three fiscal years but believes its current estimate is materially accurate at this time.

Recently Adopted Accounting Pronouncements

On October 1, 2017, the Company adopted ASU 2015-17, "Balance Sheet Classification of Deferred Taxes," which eliminated the requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, entities are required to classify all deferred tax assets and liabilities as non-current. The Company has elected to adopt the new guidance prospectively. As a result, the Company reclassified the net of $4.8 million of deferred tax assets in Current Assets and $1.5 million of deferred tax liabilities in Long-term liabilities that existed on its balance sheet at October 1, 2017 as long-term deferred tax assets on its Consolidated Balance Sheet.

On October 1, 2017, the Company adopted ASU 2016-09, "Stock Compensation," which was intended to simplify several aspects of the accounting for share-based payment award transactions, including adjustments to the timing of when excess tax benefits should be recorded that excess tax benefits are now recorded to earnings rather than equity, and classification in the statement of cash flows. The Company prospectively adopted the new guidance. As a result, a cumulative effect of $69,000 was recorded as a change to deferred tax assets and a credit to equity upon adoption. In addition, during the first quarter of fiscal 2018, the Company reduced income tax expense by $173,000 for excess tax benefits on shares vesting during the quarter at share prices in excess of the grant date fair value per share.

On October 1, 2017, the Company adopted ASU 2015-11, "Simplifying the Measurement of Inventory" ("ASU 2015-11"). The previous standard required entities to measure inventory at the lower of cost or market, with market defined as net realizable value or replacement cost. ASU 2015-11 requires entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The adoption of this standard did not have a material effect on its financial statements, nor does the Company anticipate material future effects.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”). ASU 2014-09 supersedes nearly all existing revenue recognition guidance under US GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The Company is currently analyzing the effect of the standard across all of its revenue streams to evaluate the effect of the new standard on revenue contracts. This analysis includes reviewing current accounting policies and practices to identify potential differences that would result from applying the requirements under the new standard. Most of the Company's contracts for goods and services are not complex and are primarily short-term in nature, and the Company's assessment at this stage is that it does not expect the adoption of the new revenue recognition standard to have a material effect on its financial statements. The Company plans to adopt the standard in the first quarter of fiscal 2019 using the modified retrospective method by recognizing any cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings.

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

Results of Operations

For the three months ended December 31, 2017 and 2016

Net sales increased $3.9 million, or 14%, to $31.3 million in the first quarter of fiscal 2018 from $27.4 million recorded in the corresponding quarter a year ago. International sales for the three-month period ending December 31, 2017 were 68% of net sales, compared to 55% in the corresponding prior year period.  The increase in net sales occurred primarily in the European and Asia-Pacific regions, and increased primarily in the potato and processed fruit and vegetable markets. Net sales of process systems increased $2.2 million, or 23%, to $11.7 million in the first quarter of fiscal 2018. This increase was across most process system product types. Automated inspection systems net sales were up $0.3 million, or 3%, to $11.4 million due primarily to the timing of shipments. Parts and service sales were $8.2 million, up $1.4 million. Automated inspection systems sales, including upgrade systems, represented 36% of net sales in the first quarter of fiscal 2018 compared to 40% of net sales in the first quarter of fiscal 2017.  Process systems sales represented 37% of net sales in the first quarter of fiscal 2018 and compared to 35% in the first quarter of fiscal 2017, while parts and service sales accounted for 27% of net sales in the first quarter of fiscal 2018, compared to 25% during the first quarter of fiscal 2017.

Total backlog was $52.6 million at the end of the first quarter of fiscal 2018, which was $6.8 million, or 15%, higher than the $45.8 million backlog at the end of the first quarter of the prior fiscal year and is second only in the Company's history to the backlog at the end of the second fiscal quarter of 2017.  Automated inspection systems backlog decreased by $2.7 million, or 13%, to $18.7 million at the end of the first quarter of fiscal 2018 compared to $21.4 million at the same time a year ago. The decrease was primarily in belt-fed and chute-fed products. Backlog for process systems was up $8.5 million, or 38%, to $30.7 million at December 31, 2017 compared to $22.2 million at December 31, 2016, and was up across most product types. Backlog by product line at December 31, 2017 was 36% automated inspection systems, 58% process systems, and 6% parts and service, as compared to 47% automated inspection systems, 48% process systems, and 5% parts and service at December 31, 2016.

Orders of $40.1 million in the first quarter of fiscal 2018 were $7.6 million, or 23%, higher than the first quarter new orders of $32.5 million a year ago. Orders for process systems during the first quarter of fiscal 2018 increased $9.0 million, or 65%, to $22.9 million from $13.9 million in the comparable quarter of fiscal 2017. The increase in orders for process systems occurred across most product types.  Automated inspection systems orders decreased $2.9 million, or 26%, during the first quarter of fiscal 2018 to $8.4 million compared to $11.3 million in the first quarter of fiscal 2017. Orders for automation inspection systems decreased primarily for upgrade and ADR product types. Orders for parts and service were $8.8 million, or 21% higher than the orders in the first quarter of fiscal 2017 of $7.3 million. Orders overall were up primarily in the North American and Asia-Pacific regions and most significantly in the potato market.

Gross profit for the first quarter of fiscal 2018 was $8.6 million, compared to $9.2 million in the corresponding period last year.  Gross margin in the first quarter of fiscal 2018, as a percentage of net sales, decreased to 27.4% compared to the 33.7% reported in the corresponding quarter of fiscal 2017.  The decrease in the gross margin percentage for the first quarter of fiscal 2018 was primarily due to a large factory underutilization variance as a result of the timing of specific customer orders and higher than normal customer support costs on a few important projects.

Operating expenses of $9.7 million for the first quarter of fiscal 2018 were 31.0% of net sales compared to $9.1 million and 33.4% of net sales for the first quarter of fiscal 2017. The increased operating expenses were primarily the result of increased net sales and related sales commission as well as increased personnel costs.

Other expense for the first quarter of fiscal 2018 was $210,000, compared to $78,000 for the corresponding period in fiscal 2017, and increased primarily due to foreign exchange losses in the first quarter of fiscal 2018 as compared to foreign exchange gains in the prior year's first fiscal quarter.

Income tax expense was adversely affected in the first quarter of fiscal 2018 due to reductions in the corporate income tax rate enacted in December in both the United States and Belgium. As a result of these rate reductions, in the first quarter of fiscal 2018, the Company reduced the carrying value of its net deferred tax assets and liabilities in the United States and Belgium by approximately $1.2 million which was charged to income tax expense. The Company estimates that its effective tax rate for fiscal 2018, exclusive of adjustments due to these enacted rate changes, will be approximately 25%.

The net loss for the quarter ended December 31, 2017 were $2.1 million, or $0.32 per diluted share.  The net earnings for the corresponding period last year were $15,000, or $0.00 per diluted share.  The net loss in the first quarter of fiscal 2018 compared to the first quarter of fiscal 2017 was the result of increased net sales being offset by lower gross profit margins, higher operating expenses and increased income tax expense.

Liquidity and Capital Resources

In the first three months of fiscal 2018, net cash decreased by $4.0 million to $5.3 million on December 31, 2017 from $9.3 million on September 30, 2017.  Cash used in operating activities was $2.7 million during the three months ended December 31, 2017.  Investing activities consumed $0.9 million of cash.  Financing activities used $0.5 million of cash.

Cash used in operating activities during the three months ended December 31, 2017 was $2.7 million.  For the first three months of fiscal 2018, the net loss was $2.1 million.  Non-cash items included in the net earnings in the first three months of fiscal 2018, such as depreciation, amortization, deferred taxes and share-based compensation, were approximately $2.8 million.  In the first three months of fiscal 2018, changes in non-cash working capital used $3.5 million of cash in operating activities.  The major changes in current assets and liabilities using cash during the first three months of fiscal 2018 were increases in inventory of $1.5 million due to the increased backlog and production, increases in accounts receivable of $1.1 million due to the increase in net sales and the timing of shipments and related collections, and decreases in accounts payable of $0.5 million and accrued payroll liabilities of $0.7 million due to the timing of payments. These uses were partially offset by decreased prepaid expenses and other assets due to the timing of payments.

For the first three months of fiscal 2017, $2.4 million of cash was used in operating activities, comprised of net earnings of $15,000; non-cash items such as depreciation, amortization, deferred taxes and share-based compensation included in the net earnings were $1.2 million; and changes in non-cash working capital used $3.6 million. The primary changes in the first three months of fiscal 2018 as compared to the first three months of fiscal 2017 were the net loss partially offset by decreased deferred taxes.

Net cash used in investing activities was $0.9 million for the first three months of fiscal 2018 compared to $0.4 million for the first three months of fiscal 2017.  Cash used for investing activities in the fiscal 2018 period related entirely to capital expenditures, primarily for manufacturing equipment and information systems software and hardware.

Net cash used by financing activities during the first three months of fiscal 2018 was $497,000, compared with net cash provided by financing activities of $366,000 during the corresponding period in fiscal 2017.  Net cash used in financing activities during the first three months of fiscal 2018 primarily resulted from $120,000 of repayments of long-term debt, and $387,000 of payroll taxes paid in connection with stock surrenders related to compensatory stock awards, partially offset by $10,000 of proceeds from the issuance of common stock.  Cash used in financing activities during the first three months of fiscal 2017 resulted mainly from payments on long-term debt of $163,000 and payroll taxes of $212,000 paid in connection with stock surrenders related to compensatory stock awards, partially offset by $9,000 of proceeds from the issuance of common stock.

Our domestic credit facility provides for a maximum of $20.3 million consisting of a three-year term loan of $5.3 million and revolving loans up to the lesser of $15.0 million or a borrowing base calculated based on the outstanding amount of our eligible accounts receivable and eligible inventory. The credit facility also provides for a credit sub-facility of up to $4.0 million for standby letters of credit. The credit facility matures on July 19, 2018. The revolving credit facility bears interest, at our option, at either the lender's base lending rate or LIBOR using a tiered structure depending on our achievement of a specified financial ratio. Our base lending rate option is the lender's base lending rate plus 0.75%, 1.00% or 1.25% per annum. Our LIBOR option is LIBOR plus 2.25%, 2.50% or 2.75%. At December 31, 2017, the interest rate would have been 3.82% based on the lowest of the available alternative rates. The term loan bears interest, at our option, at either the lender's base lending rate plus 1.75% or the one-, two-, or three-month LIBOR rate plus 3.25%. We have also simultaneously entered into an interest rate swap agreement with the lender to fix the term loan interest rate at 6.20%. The credit facility is secured by our receivables, equipment and fixtures, inventory, general intangibles, subsidiary stock, securities, investment property, financial assets, real property, and certain other assets. The credit facility contains covenants related to minimum liquidity levels and certain financial covenants that will be applicable only if we do not exceed certain calculated total unrestricted cash and credit availability or an event of default occurs. The credit facility permits capital expenditures to a certain level and contains customary default and acceleration provisions. The credit facility also restricts, above certain levels, acquisitions, incurrence of additional indebtedness, payment of dividends and lease expenditures. At December 31, 2017, we had no outstanding borrowings under the revolving line of credit and $0.7 million of outstanding standby letters of credit.

Our Belgian subsidiary has a credit accommodation with a commercial bank in Belgium. This credit accommodation totals €2.7 million ($3.3 million) and includes an operating line of €800,000 ($1.0 million), a bank guarantee facility of €500,000 ($0.6 million), and loan agreement provisions of €1.4 million ($1.7 million). The operating line and bank guarantee facility are secured by all of the subsidiary's current assets. The Belgian operating line bears interest at the bank's prime rate plus 1.25%. At December 31, 2017, the interest rate was 9.75%. At December 31, 2017, the subsidiary had no borrowings under the operating line or loan agreement provisions. At December 31, 2017, the subsidiary had no bank guarantees outstanding under the bank guarantee facility.

Our continuing contractual obligations and commercial commitments existing on December 31, 2017 are as follows:

		Payments due by period (in thousands)
Contractual Obligations (1)	Total	Less than 1 year	1 – 3 years	4 – 5 years	After 5 years
Long-term debt	$4,446	$4,446		$—	$—
Interest on long-term debt (2)	269	269		—	—
Operating leases	4,435	1,472	1,963	674	326
Total contractual cash obligations	$9,150	$6,187	$1,963	$674	$326

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

We anticipate that current cash balances, ongoing cash flows from operations, and borrowing capacity under currently available operating credit lines will be sufficient to fund our operating needs for the foreseeable future. At December 31, 2017, we had standby letters of credit totaling $0.7 million, which includes secured bank guarantees under our domestic credit facility. If we fail to meet our contractual obligations, these bank guarantees and letters of credit may become our liabilities.  We have no off-balance sheet arrangements or transactions, or arrangements or relationships with “special purpose entities.”

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk.  We have assessed our exposure to market risks for our financial instruments and have determined that our exposure to such risks is generally limited to those affected by the value of the U.S. dollar compared to the Euro and to a lesser extent the Australian dollar and Mexican peso.

The terms of sales to European customers are typically denominated in Euros.  We expect that our standard terms of sale to international customers, other than those in Europe, will continue to be denominated in U.S. dollars, although as we expand our international operations, transactions denominated in the local currencies of these countries may increase.  As of December 31, 2017, management estimates that a 10% change in foreign exchange rates would affect net earnings before taxes by approximately $167,000 on an annual basis as a result of the conversion to U.S. dollars of cash, accounts receivable, loans to foreign subsidiaries, and sales or other contracts denominated in foreign currencies.  These changes would positively affect net earnings if the U.S. dollar weakens on world markets and negatively affect net earnings if the U.S. dollar strengthens on world markets.  We assess our currency exchange risk on an on-going basis and may enter into forward contracts to minimize such risk.  At December 31, 2017, we held a 30-day forward contract for €0.5 million ($0.6 million).

As of December 31, 2017, the U.S. dollar lost approximately 2% in value against the Euro compared to its value at September 30, 2017.  During the three month period ended December 31, 2017, changes in the value of the U.S dollar against the Euro ranged between a 2% loss and a 1% gain as compared to the value at September 30, 2017.  The U.S. dollar also lost in value against other relevant foreign currencies, except for the Mexican peso and Australian dollar, during the first three months of fiscal 2018.  The effect of these fluctuations on our operations and financial results during the three months ended December 31, 2017 were:

•
Translation adjustments of $491,000, net of income tax, were recognized as a component of comprehensive income as a result of converting the Euro-denominated balance sheets of our European subsidiaries into U.S. dollars and, to a lesser extent, the Australian dollar balance sheet of our Australian subsidiary, and the Peso balance sheets of our Mexican subsidiaries.

•
Foreign exchange losses of $50,000, net of the effects of forward exchange contracts settled during the period, were recognized in the other income and expense section of the consolidated statement of operations as a result of conversion of Euro and other foreign currency denominated receivables, intercompany loans, and cash carried on the balance sheet of the U.S. operations, as well as the result of the conversion of other non-functional currency receivables, payables and cash carried on the balance sheets of the European, Australian, and Mexican operations.

When the U.S. dollar weakens on the world markets, our market and economic outlook for international sales could be positively affected as products sold to international customers become relatively less expensive to those customers.  Conversely, a relatively stronger U.S. dollar makes our U.S.-manufactured goods more expensive to international customers when denominated in U.S. dollars or potentially more profitable to us when denominated in a foreign currency.  On the other hand, materials or components imported into the U.S. may be less expensive. Our Netherlands-based subsidiary transacts business primarily in Euros and does not have significant exports to the U.S., but does import a significant portion of its products from its U.S.-based parent company. These imports from the U.S. are expected to decrease in the future as we expand our manufacturing capacity in Europe. Our Belgian-based subsidiary also transacts business primarily in Euros and has significant exports to the U.S.-based parent company, which are expected to decrease in the future as manufacturing of these U.S. destined products will be done in the U.S.

Interest Rate Risk.  Under our domestic credit facility, we are able to borrow at either (a) the lender’s prime rate plus 75, 100 or 125 basis points or (b) at LIBOR plus 225, 250 or 275 basis points depending on our achievement of a specified financial ratio. Our Belgian subsidiary may borrow on our Belgian credit facility at the lender's prime rate plus 1.25%. At December 31, 2017, we had no borrowings under these arrangements.  During the three months ended December 31, 2017, interest rates applicable to these variable rate credit facilities ranged from 3.48% to 9.75% based on the lowest of the available alternative rates.  At December 31, 2017, the rate would have been 3.82% on our domestic credit facility and would have been 9.75% on our Belgian credit facility.  The term loan on our headquarters building bears interest, at the Company's option, at the lender's base rate plus 175 basis points or the one-, two- or three-month LIBOR rate plus 325 basis points, but we simultaneously entered into an interest rate swap agreement with the lender to fix the interest rate at 6.20%. As of December 31, 2017, management estimates that a 100 basis point change in these interest rates would not affect net income before taxes because we had no borrowings outstanding under our variable interest rate credit facilities and the interest rate swap effectively converts our variable rate term loan facility into a fixed-rate facility.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, has evaluated our disclosure controls and procedures at December 31, 2017 and concluded that such controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We will be adopting ASU 2014-09, "Revenue from Contracts with Customers" effective October 1, 2018. We do not believe the adoption of this new guidance will have a material effect on our results of operations. Consequently, we do not believe the adoption of this new guidance will require significant changes in our internal controls and procedures over financial reporting and disclosures. However, due to the nature of the new guidance, we may be making enhancements or modifications to existing internal controls and procedures to ensure compliance with the new guidance.

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2017 of equity securities registered by us under Section 12 of the Exchange Act.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2017	9,521	$18.89	—	—
November 1-30, 2017	—	—	—	—
December 1-31, 2017	9,830	20.82	—	—
Total	19,351	$19.87	—	429,202	(2)

(1)	Consists of shares of restricted stock surrendered to satisfy tax withholding obligations by plan participants under our employee stock incentive plan. The shares were subsequently canceled.

(2)
We initiated a new stock repurchase plan effective May 30, 2012. We were authorized to repurchase up to 500,000 shares of our common stock under the program. The timing of any repurchases and the exact number of shares of common stock to be purchased will be determined by us and will depend on market conditions and other factors. The program does not incorporate a fixed expiration date.

ITEM 5. OTHER INFORMATION

As previously disclosed, on January 25, 2018, we entered into a definitive merger agreement with Duravant LLC and one of its wholly owned subsidiaries pursuant to which such subsidiary will commence a tender offer to acquire all of the outstanding shares of common stock of the Company for $26.75 per share in cash in a transaction valued at approximately $175 million. The transaction is expected to close in the second fiscal quarter of 2018, subject to the tender and acceptance of at least a majority of the outstanding shares of our common stock and other customary closing conditions. Additional information about the transaction is set forth in the Company's Current Report on Form 8-K filed on January 31, 2018.

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for three months ended December 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2017.

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEY TECHNOLOGY, INC.
(Registrant)

Date:	February 13, 2018	By /s/ John J. Ehren
John J. Ehren
President and Chief Executive Officer

Date:	February 13, 2018	By /s/ Jeffrey T. Siegal
Jeffrey T. Siegal
Senior Vice President and Chief Financial Officer

KEY TECHNOLOGY, INC. AND SUBSIDIARIES
FORM 10-Q FOR THE THREE MONTHS ENDED DECEMBER 31, 2017

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

101
The following materials from Key Technology, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Balance Sheets at December 31, 2017 and September 30, 2017, (ii) Unaudited Condensed Consolidated Statements of Operations for the three months ended December 31, 2017 and 2016, (iii) Unaudited Condensed Consolidated Statements of Comprehensive Income for three months ended December 31, 2017 and 2016, (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (v) Notes to Unaudited Condensed Consolidated Financial Statements for the three months ended December 31, 2017.